Form 10-K405
period 1999-09-30
KEYNOTE SYSTEMS INC
filed 1999-12-21
CIK 1032761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-27241

                             KEYNOTE SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

               CALIFORNIA                           94-3226488
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

    2855 CAMPUS DRIVE, SAN MATEO, CA                   94403
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (650) 522-1000

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.001
                              PAR VALUE PER SHARE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), YES /X/ NO / / and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

    As of December 17, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was $1,078,249,520.

    The number of shares of the Registrant's common stock outstanding as of December 17, 1999 was 23,612,119.

    Documents incorporated by reference: portions of the Registrant's proxy statement for its 2000 annual meeting of shareholders are incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                KEYNOTE SYSTEMS

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
                                      PART I.

Item 1.      Business....................................................      2

Item 2.      Properties..................................................     13

Item 3.      Legal Proceedings...........................................     13

Item 4.      Submission of Matters to a Vote of Security Holders.........     13

Item 4A.     Executive Officers..........................................     14

                                     PART II.

Item 5.      Market for Registrant's Common Equity and Related                16
               Shareholder Matters.......................................

Item 6.      Selected Financial Data.....................................     17

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................
                                                                              18

Item 7A.     Quantitative and Qualitative Disclosures about Market            34
               Risk......................................................

Item 8.      Consolidated Financial Statements and Supplementary Data....     36

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................
                                                                              53

                                     PART III.

Item 10.     Directors and Executive Officers of the Registrant..........     53

Item 11.     Executive Compensation......................................     53

Item 12.     Security Ownership of Certain Beneficial Owners and              53
               Management................................................

Item 13.     Certain Relationships and Related Transactions..............     53

                                     PART IV.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form     53
               8-K.......................................................

Signatures...............................................................     54

                           FORWARD-LOOKING STATEMENTS

    EXCEPT FOR HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED COSTS AND EXPENSES, REVENUE MIX AND PLANS FOR ADDRESSING YEAR 2000 ISSUES. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THOSE STATEMENTS INCLUDING THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" AND SIMILAR LANGUAGE. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT
MAY IMPACT FUTURE OPERATING RESULTS." YOU SHOULD CAREFULLY REVIEW THE RISKS DESCRIBED IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q THAT WE WILL FILE IN 2000 OR REPORTS ON FORM 8-K. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS OR REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS DOCUMENT.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    Keynote provides Internet performance measurement and diagnostic services to companies that operate e-commerce web sites. We market Keynote PERSPECTIVE and Keynote LIFELINE, global services that measure and assure the quality of service of e-commerce web sites around the world. The foundation of these services is an extensive network of strategically located measurement computers connected to the major Internet backbones in dozens of metropolitan areas worldwide, plus a sophisticated operations center for collecting, analyzing and disseminating Internet performance and availability data. We believe that companies who use our services can increase revenues, improve customer satisfaction and retention, reduce support costs and gain a competitive advantage. We have designed our services to be easy for customers to try, purchase and use on a subscription basis. Our customers include over 500 leading e-commerce companies, with our 10 largest customers based on revenues for the fiscal year ended September 30, 1999 consisting of Akamai, Digex, Digital Island, DoubleClick, Exodus Communications, Flycast, Hewlett-Packard, Microsoft, Sandpiper Networks and Verisign.

KEYNOTE SERVICES

    Our services enable customers to measure, assure and improve their e-commerce quality of service from multiple locations around the world. These services are summarized in the following table:

      SERVICE OFFERINGS                  FEATURES                         PRICE
Keynote PERSPECTIVE.  Targets  -  measures performance and    From $295 per month per URL
e-commerce web sites with         availability of web page    measured, with higher prices
national or worldwide reach       downloads                   depending on frequency and
as well as heavy traffic                                      geographic coverage of
volumes.                                                      measurements

                               -  measures transaction
                                  execution time

                               -  measurements taken from
                                  multiple locations around
                                  the world

                               -  measurements taken around
                                  the clock at each location
                                  at customer-specified
                                  intervals of 3 minutes to
                                  4 hours

                               -  can measure and compare
                                  performance and
                                  availability of any
                                  publicly accessible web
                                  pages on the Internet
Keynote LIFELINE.  Targets     -  measures performance and    $695 per year per URL
regionally-oriented web sites     availability of web page    measured
and web sites with lower          downloads
traffic levels.
                               -  measurements taken from
                                  one or two locations in
                                  the United States selected
                                  by the customer

                               -  measurements taken around
                                  the clock at intervals of
                                  10 minutes or 1 hour
Professional Services          -  COMPETITIVE AUDIT to        From $5,000 per engagement,
                                  compare web-site            depending on size and
                                  performance and             complexity
                                  availability against
                                  multiple competitive
                                  web-sites

                               -  ADVANCED DIAGNOSTIC AUDIT
                               to make specific
                                  recommendations to improve
                                  quality of service

                               -  custom consulting
                                  engagements

    Keynote PERSPECTIVE is sold on a monthly subscription basis and Keynote LIFELINE is sold only on an annual subscription basis.

    We were founded in June 1995 and until we released our Keynote PERSPECTIVE service in April 1997, we were engaged in market research and the design and engineering of our services. We have introduced additional versions of this service, most recently in April 1999, so that PERSPECTIVE now includes the ability to measure web page download times, secure web page downloads and multi-page transactions. In July 1999, we introduced our Keynote LIFELINE service. Also, in January 1999, we formed our professional services organization. In April 1997, we had deployed measurement computers in 18 locations, and the number of locations increased to 91 at September 30, 1999. Our measurement computers currently measure the performance of approximately 5,500 Universal Resource Locators, or URLs. We intend to deploy additional measurement computers in order to measure in excess of 15,000 URLs by the end of the fiscal year ending September 30, 2000.

    KEYNOTE PERSPECTIVE AND KEYNOTE LIFELINE

    The foundation of our services is a worldwide network of measurement computers that run our proprietary measurement and data-collection software, plus an operations center for storing and disseminating performance data. Our measurement computers measure and analyze performance data around the clock from an end-user perspective, from Internet connection points in over 43 large worldwide metropolitan areas on a variety of Internet backbones. Keynote PERSPECTIVE and Keynote LIFELINE require no installation, configuration or update maintenance by customers because all software runs on our computers and produces results that can be accessed over the Internet through any web browser.

    We introduced our Keynote LIFELINE service in July 1999, and we have currently sold this service to 34 customers. We cannot be certain that there will be customer demand for these services or that we will be successful in penetrating this market. In addition, because our Keynote LIFELINE service is sold at a lower price than our Keynote PERSPECTIVE service, we will need to sell our Keynote LIFELINE service to a large volume of customers in order to grow revenues significantly. We may not succeed in selling our Keynote LIFELINE service.

    Our services measure the most common forms of end-user interaction with a web site--downloading simple, complex or secure web pages and completing multi-page transactions over the Internet.

    BENCHMARK PAGE. This portion of Keynote PERSPECTIVE and Keynote LIFELINE measures and compares the download time of a single web object such as a text file or graphic element. With this data, web-site managers can measure and manage the effect of user geography and Internet backbones on the end user's perceived performance of their web site.

    FULL PAGE COMPONENTS. This portion of Keynote PERSPECTIVE and Keynote LIFELINE measures the time it takes to access and download all of the elements of a web page, including the text file and any graphic images and complex page structures. FULL PAGE COMPONENTS is targeted at fast-changing web sites, enabling them to measure the effects of web-page design on end users' experience with the web site over time and geography.

    SECURE PAGE. This portion of Keynote PERSPECTIVE measures the time it takes to access a secure, encrypted page or execute a single-page transaction through a secure page. This enables web sites to manage the effect of content and security applications on end users' experience with web pages containing sensitive information such as account balances or credit-card numbers.

    TRANSACTION. This portion of Keynote PERSPECTIVE measures the time it takes to execute an interactive transaction that involves the display of multiple web pages. This enables web sites to optimize the performance of e-commerce transactions by tracking the effects of web-page content and back-end processing on end users' experience. A brokerage transaction, for example, might include a series of interactions with a login page, a balance-inquiry page, a stock-quote page, a buy-order page, a confirm-order page and a logout page.

    Key features of our Keynote PERSPECTIVE and Keynote LIFELINE services include:

    STANDARD AND CUSTOM REPORTING. Measurements are delivered to our customers through threshold-based alarms by email or pagers as well as online through a web-browser-based interface. Summary reports that are delivered to customers by email on a daily basis provide quick access to hourly, daily and weekly performance data. Our customers can configure performance alarms based on thresholds such as time-interval and city parameters to automatically notify them when performance problems occur.

    COMPREHENSIVE DIAGNOSTICS. A "drill down" feature allows our customers to specify a time period and metropolitan area and then to search specific data to localize, analyze and diagnose problems. We also maintain automated diagnostic centers at all measurement locations which allow our customers to investigate performance bottlenecks and delays by tracing a URL request from that location, performing error analysis and pinpointing which Internet service provider, backbone provider or other source is responsible for the performance delay.

    Our customers can also analyze full-page measurement data to pinpoint and address the cause of a performance delay. A full-page download consists of a hypertext markup language page along with all associated images and complex page structures. The full-page download time can be further dissected into as many as six constituent elements, such as domain name service lookup time or redirect time. This level of detail allows network engineers and web-site managers to precisely pinpoint the cause of any performance delay and quickly resolve it. As changes are made to web-site content, connectivity or architecture, the resulting effect on performance can also be precisely measured and compared.

    COMPARATIVE ANALYSIS. In addition to delivering consistent performance, e-commerce sites must ensure that they can perform more quickly and reliably than competing web sites. Our customers can compare their performance against competing sites selected by the customer and also against our performance indices--the KEYNOTE BUSINESS 40 INDEX, THE KEYNOTE CONSUMER 40 INDEX and the KEYNOTE WEB BROKER TRADING INDEX.

    MULTIPLE VIEWS OF WEB SITE PERFORMANCE. From any web browser, our customers can easily access historical web-site performance data over any time range within the previous six weeks. This data can be displayed in summary form as well as in customizable graphs that depict performance and types of error over time, metropolitan area or Internet backbone provider. This data can also be easily downloaded, archived and used in our customers' other applications.

    CUSTOM MEASUREMENT COMPUTERS. For companies that implement extranets or other private computer networks, we can deploy custom measurement computers to measure the performance of these networks from specified locations and at specified times. These measurement computers can be deployed near the company's own web site, at key Internet access points used by the company, or at the other business offices of the company or its suppliers and customers. Measurements are delivered to our operations center where they are integrated with and compared to other public web-site measurement data.

    PROFESSIONAL SERVICES

    In order to help our customers maximize the benefits of our services, we offer two audits: the COMPETITIVE AUDIT and the DIAGNOSTIC AUDIT.

    COMPETITIVE AUDIT. Our COMPETITIVE AUDIT is designed to provide an unbiased, comprehensive report on a customer's web-site performance and availability as compared to their competitors, as determined by the customer, and industry benchmarks. The COMPETITIVE AUDIT typically requires four weeks to complete and comprises the following phases:

    - MEASUREMENT. We measure the quality of service that a customer's web site provides to its users over differing geographies and times;

    - EVALUATION. We analyze these measurements to evaluate the performance and reliability of a customer's web site compared to both the customer's competitors and to industry benchmarks;

    - DIAGNOSIS. We identify bottlenecks and stress points in a customer's web site and in the web site's connection to the Internet. We do this by looking at download and transaction times, and by examining the types of errors encountered and their patterns over geography and time; and

    - IMPROVEMENT. We recommend practical changes the customer can implement to improve quality of service.

    DIAGNOSTIC AUDIT. Our DIAGNOSTIC AUDIT is a follow-on service that complements our COMPETITIVE AUDIT to more closely analyze the e-commerce quality of service problems that were highlighted by the COMPETITIVE AUDIT. These consulting engagements can be individually structured and may vary both in the length of the audit and in the nature of the services we provide. For example, we can work with the customer's staff to provide recommendations in the areas of Internet connectivity, multiple hosting sites and the impact of caching and other content-distribution strategies.

TECHNOLOGY AND ARCHITECTURE

    We designed our Internet performance measurement infrastructure to allow us to implement a flexible, scalable solution to e-commerce quality of service problems. Our architecture consists of three key components: measurement computers, our operations center and reporting and analysis tools.

    MEASUREMENT COMPUTERS. Our measurement computers are Windows-based computers that run our proprietary software to replicate the experience of a user accessing web sites through a standard web browser. We designed our measurement-computer software to perform thousands of download measurements concurrently without distorting or affecting the integrity of any single measurement. The measurement computers are located at the facilities of Internet service providers that are selected to be statistically representative of Internet users in that geographic location. At some locations, we employ multiple Internet connections and install equipment racks that can accommodate multiple measurement computers, allowing for large-scale, rapid deployment of additional measurement computers. The hosting arrangements typically have terms ranging from three months to one year. We typically pay a small set-up fee and pay monthly fees to continue to locate the measurement computers at these locations.

    These fees typically are less than $1,000 per computer. We also pay additional monthly fees for communications lines. For the fiscal year ended September 30, 1999, fees related to operating our measurement computer network, represented approximately 12% of our total expenses for that period.

    These computers access a web site to download web pages and execute multi-page transactions, just like end users do, while taking measurements of every component in the process. The computers take measurements continually throughout the day, at intervals as short as three minutes, depending on the customer's requirements and subscription service level.

    As of September 30, 1999, we had deployed more than 220 measurement computers in 64 domestic and 27 international locations, with some locations having multiple measurement computers in order to provide different types of measurements or to accommodate higher measurement volume. Our measurement computers currently execute more than 12 million performance measurements each day.

    Our measurement computers are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Because we do not own or operate these facilities, we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to maintain or develop relationships with these companies. In addition, if our measurement computers were not functioning properly, we may not be immediately aware of these difficulties or we may not be able to repair or service these computers on a timely basis as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.

    We intend to continue to expand the number of measurement computers so that we can measure in excess of 15,000 URLs by the end of the fiscal year ending September 30, 2000, as compared to the approximately 5,500 URLs we currently measure. We are in the process of upgrading and expanding our network capacity to manage our existing and new measurement computers. Therefore, we expect that our cost of subscription services will continue to increase over our next fiscal year. We intend to fund these expenses from our available cash, which was $64.6 million as of September 30, 1999, and customer revenue.

    SCALABLE OPERATIONS CENTER. Our operations center is designed to be scalable to support large numbers of measurement computers and to store, analyze and manage large amounts of data from these computers. Our measurement computers receive instructions from, and return collected data to, our operations center. The data are stored in a large database under a proprietary transaction-processing system that we designed to be efficient in storing and delivering measurement data with sub-second response times that are independent of increases in capacity. We also employ many proprietary, high-performance application server computers that manage the collection of measurement data, the insertion of the data into our database and the dissemination of this data to our customers in a variety of forms and delivery methods.

    EASY-TO-USE REPORTING AND ANALYSIS TOOLS

    - PAGER AND EMAIL ALERTS. Our customers are notified by email or pager when download times exceed a particular value in specific cities or error counts indicate that a web site is unresponsive.

    - DAILY EMAIL REPORTS. Our customers can receive a daily or weekly email that summarizes the performance and availability of measured web sites and compares them to industry averages for the same time period.

    - WEB-BASED ANALYSIS. Through their web browsers, our customers can login to our operations center with a password to retrieve, view and analyze measurement data in multiple formats.

    - DATA FEED. Our customers may also retrieve measurement data through an application program interface, or API, or through bulk file transfers using an industry-standard file-transfer protocol called FTP. This allows our customers to embed our measurement data in their own software to create custom data-analysis applications.

    We have occasionally experienced outages of our service in the past caused by a variety of factors, including operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages. We have addressed these problems by improving our procedures, by performing more thorough quality assurance on our internally developed software, and by upgrading our uninterruptible power supply systems. We also have meetings subsequent to each outage to identify the cause of the outage to ensure that the same problem does not occur in the future. Since the implementation of these changes, we have not experienced multiple outages caused by the same problem.

CUSTOMERS

    We sell our PERSPECTIVE services to our customers on a subscription basis. As of September 30, 1999, we provided service to over 500 companies including the following companies, which are Media Metrix Top 500 web sites:

ONLINE RETAILERS
Amazon.com
Barnes & Noble
BestBuy Online
Beyond.com
Buy.com
Cheap Tickets, Inc.
Columbia House
Cyberian Outpost
EToys
Freeshop International
GameDealer.com
Gap Online
Hallmark
HappyPuppy.com
IMall.com
JC Penney Company
J.Crew
Lands' End, Inc.
Micro Warehouse
Music Boulevard network
N2K
Office Max, Inc.
Onsale
Reel.com
Shopping.com
Sony Online Entertainment
Staples.com
Universal Studios
Value America
Walt Disney Company
COMPUTER PRODUCTS AND SERVICES
Advantis/AT&T Global Network Svcs
CDW Computer Centers
Comet Systems
Compaq
CompUSA
Dell Computer
Digital
Egghead
Gateway Learning Center
Hewlett Packard
IBM
Intel
Lotus
Matsushita Electric Corp. of America
Micron Electronics
NECX
Symantec Corporation
ADVERTISING SERVICES
AdForce
Bell South Intelliventures
Classified 2000 Network
Classified Ventures
FORTUNE 500
Amtrak
Daimler Chrysler
Federal Express
Ford Motors
General Motors
United Parcel Service
CONTENT SITE
Ancestry.com
American Express Travel Services
American Greetings
Ameritech
Autobytel.com
Autoweb.com
BGEP
Bigfoot
Bigstar
Bonzi
Boston.com
CareerMosaic
Cars.com
Citysearch.com
Compare.net
Cool Savings
Digital Chef
Digital River
EA.com
Eastman Kodak
Egreetings Network
E-Online
HeadHunter.net
InsideTheWeb.com
IVillage, Inc.
Looksmart
Martha Stewart Living Omnimedia
Microsoft
Mpath
MTV Networks
One & Only Network
Priceline, LLC
SABRE Technologies/Travelocity
Six Degrees
Sportsline
Stella Interactive
Traffic Shepherd
Trip Online
Tunes/JAMtv Corporation
Uproar
Weather Channel
Weather Underground
FINANCIAL SERVICES
Ameritrade Information Svcs
Bloomberg
Discover Card
Capital One Financial
Citibank Development
Charles Schwab
Dow Jones & Company
E*Trade Group
Fidelity
First USA
Hoovers
Internet Access Financial Corporation
Intuit
Quote Com, Inc.
Morgan Stanley
Nasdaq-Amex
RealSelect Inc.
Vanguard Group
Wells Fargo
INTERNET INFRASTRUCTURE
Best Internet
Cendant Corporation
Concentric
Conxion
Fastweb
GlobalCenter
GTE
Netcom North, LTD
Pair Networks
Progressive Networks
PSINet
US West
USA.Net
Viacom International
MEDIA AND INFORMATION COMPANIES
At hand Network Yellow Pages
BigYellow
British Broadcasting Corporation
Broadcast.com
Chicago Tribune
Dejanews
Encarta
Encyclopedia Britannica
Nando Media
Playboy Enterprises
PointCast
Public Broadcasting Service
SF Gate
Time Inc. New Media
Time Warner
Tribune Media Services
Turner Broadcasting
United Media
USA Today
WebCom/Web Communications
Washington Post
Yoyodyne Entertainment
PORTALS
Alta Vista
AskJeeves
Ebay
Geocities
Go Network
GoTo.com
Lycos
Netscape
SNAP
Switchboard Inc.
Talk City Inc.
Yahoo!
ZDNet

    Our customers typically enter into an initial three-month subscription agreement to purchase our services and then may choose to renew these services on a monthly basis after the initial term.

SALES, MARKETING AND CUSTOMER SUPPORT

    SALES

    We sell our services primarily through our direct sales organization in San Mateo, California. Our direct sales organization also provides telephone and email sales support, telemarketing services and pre-sales technical support. We believe our direct sales approach enables us to focus our resources on ascertaining the needs of our customers, to devote significant attention to customer satisfaction and to quickly offer new services to our existing customers. We also market our services through our web site where customers can sign up, to try, purchase and use our services.

    We also distribute our services through web-hosting and Internet service providers such as Digex and GlobalCenter, a Global Crossing Company, which manage e-commerce web sites for other companies. These companies sell or bundle our services to part of their customer base as a value-added service to these customers and as a management tool for themselves. We also market our services through VeriSign and Network Solutions, which are companies that sell services complementary to ours.

    MARKETING

    We maintain an active marketing program designed to create brand awareness through industry-standard benchmark indices that evaluate and rank the relative performance of various web sites. Keynote indices include:

    - KEYNOTE BUSINESS 40 INDEX of 40 selected business web sites, published regularly in leading newspapers and trade publications;

    - KEYNOTE CONSUMER 40 INDEX of 40 selected consumer sites, published weekly by us.

    - KEYNOTE/INTERNET WORLD WEB PERFORMANCE INDEX of 20 leading consumer web sites, published in each edition of Internet World magazine;

    - BOARDWATCH/KEYNOTE BACKBONE WEB HOSTING INDEX of major U.S. Internet backbone providers, published regularly in BOARDWATCH magazine; and

    - KEYNOTE WEB BROKER TRADING INDEX of leading online stock brokers; based on performance and success rates of actual stock buy-order transactions submitted on their web sites, published weekly by us and available on the web site of SMART MONEY.

    Our SITE OF THE WEEK highlights the performance and availability results of a different e-commerce web site each week. We also publish a free weekly electronic newsletter on Internet performance that is transmitted to thousands of subscribers. Our key personnel have been featured in leading financial programs on both television and radio and have been quoted extensively in leading trade publications and newspapers.

    In all of our advertising and promotional materials, we offer e-commerce web sites the opportunity to try our PERSPECTIVE service on a trial basis with a Free Performance Appraisal. This no-charge trial exposes potential customers to all aspects of our service with real performance data collected for a URL of the customer's choice and typically a competitor's URL.

    CUSTOMER SUPPORT

    We believe that a high level of customer support is an integral part to our success in creating solutions that our customers will view as indispensable to their ability to provide high quality of service in all aspects of their e-commerce business. Therefore, we provide customer support around the clock by email and telephone. We have developed and expanded our customer support services based on feedback received from our existing customers. This feedback is supplemented by formal customer satisfaction surveys conducted by an independent third party. In addition, a strategic accounts team manages our relationships with our largest customers.

RESEARCH AND DEVELOPMENT

    We believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop new services that achieve market acceptance. For example, we have developed and are deploying automated measurement computers around the world to measure quality of service over dial-up connections to Internet service providers in these locations.

    Our research and development expenses were $2.1 million for the fiscal year ended September 30, 1999, $1.2 million for the fiscal year ended September 30, 1998, and $732,000 for the fiscal year ended September 30, 1997.

    The Internet is characterized by rapid technological developments, frequent new application introductions and evolving industry standards. The emerging nature of this market and its rapid evolution will require that we continually improve our services, particularly in response to competing offerings. We must also introduce new services or enhancements as quickly as possible. The success of a service introduction depends on several factors, including proper definition of new services, timely completion and introduction of new services, differentiation of new services from those of our competitors and market acceptance. We may not be successful in developing and marketing new services that respond to competitive and technological developments and changing customer needs. In addition, other technological changes could render our existing services obsolete or require us to make substantial expenditures to adapt our services.

COMPETITION

    The market for Internet performance measurement and diagnostic services is new and rapidly evolving. We expect competition in this market to intensify in the future. Our current competitors vary in size and in the scope and breadth of the products and services that they offer. In the future, new competitors could enter our market. These competitors could include large companies with longer operating histories as well as new companies. Our principal competitors today include Freshwater Software, Inverse Network Technology (a unit of Visual Networks) and Service Metrics (a unit of Exodus Communications). We also indirectly compete with WebCriteria, Internet Resources Group, MIDS Matrix IQ Service, and INS INSoft Division, and free services such as the WebSite Garage unit of Netscape, NetMechanic and Internet Weather Report. While these free services are not as comprehensive as ours, as they only take measurements from one location, they do not measure the speed of transactions and they only measure simple download time, customers could still choose to use these less comprehensive services.

    If we expand the scope of our services, we may encounter many additional, market-specific competitors. These potential competitors include companies that sell network management software such as CompuWare, HP-Openview and IBM's Tivoli Unit, and companies that sell load-testing software such as Mercury Interactive and Segue Software, each of which has announced or released products that could potentially compete with us in the future.

    We believe that the principal competitive factors affecting our market are:

    - product features;

    - product performance, including scalability, flexibility, availability and cost-effectiveness;

    - quality of support and service; and

    - company reputation.

    Although we believe that our services currently compete favorably with respect to these factors, our market is relatively new and is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

    Some of our competitors have, and our future competitors may have:

    - longer operating histories;

    - larger customer bases;

    - greater brand recognition in similar businesses; and

    - significantly greater financial, marketing, technical and other resources.

    In addition, some of our competitors may be able to:

    - devote greater resources to marketing and promotional campaigns;

    - adopt more aggressive pricing policies; and

    - devote substantially more resources to technology and systems development.

    Increased competition may result in price reductions, increased costs of providing our services and loss of market share, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.

INTELLECTUAL PROPERTY

    We are a technology company whose success depends on developing and protecting our intellectual property assets.

    OUR INTELLECTUAL PROPERTY ASSETS

    Our principal intellectual property assets consist of our trademarks, our patent applications and the software we developed to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as with delivering our services. Our trademarks include our registered trademark Keynote-. This trademark has not been registered as a trademark outside of the United States. We have other trademarks that have not been registered with the U.S. Patent and Trademark Office. These include PERSPECTIVE-TM-, LIFELINE-TM-, The INTERNET PERFORMANCE AUTHORITY-TM- and ACCUSTAT-TM-.

    We currently have no issued U.S. or foreign patents, we have applied for two U.S. patents and we have no pending foreign patent applications. The two U.S. patent applications relate to our technology that measures the speed of Internet transactions. It is possible that no patents will be issued from our currently pending patent applications and that our potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

    Our proprietary software consists of the software we developed to store and deliver our measurement data to customers. We also have developed software that we use to process customer orders and billings.

    HOW WE PROTECT OUR INTELLECTUAL PROPERTY

    To protect our proprietary technology, we rely primarily on patent, trademark, service mark, trade dress, copyright and trade secret laws and restrictions, as well as confidentiality procedures and contractual provisions. Despite our efforts to protect our proprietary rights, we may be unable to prevent others from infringing upon or misappropriating our intellectual property. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. In addition, the laws of some countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

    Many of our customers' use of our services are governed by web-based service agreements, rather than by means of a formal, written contract. Each time customers use our service, they "click" on a web page to agree to certain terms and conditions that are posted on our web site, which terms and conditions impose restrictions on the customer's use of our services and our measurement data. Increasingly, however, our larger customers are entering into formal subscription service agreements. In addition, we seek to avoid disclosure of our trade secrets by requiring each of our employees and others with access to our proprietary information to execute confidentiality agreements with us. We protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

    IT IS POSSIBLE THAT WE COULD BECOME SUBJECT TO LITIGATION

    To date, we have not been notified that our technologies infringe the proprietary rights of anyone. We cannot assure you that others will not claim that we have infringed proprietary rights with respect to past, current or future technologies. We expect that we could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if without merit, could be expensive and divert management's attention from operating our company. If we become liable for infringing intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, if at all.

    WE LICENSE TECHNOLOGY USED IN PROVIDING OUR SERVICES

    We license certain statistical, graphical and database technologies from others. We cannot assure you that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of this technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost

    The intellectual property we use in our business is important to us. We have trademarks, service marks and two patent applications with respect to our Internet performance measurement technology, and we have also developed proprietary software that we use to deliver our services to our customers. Despite our efforts, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business.

    It is possible that no patents will issue from our currently pending patent applications. Moreover, new patent applications may not result in issued patents and may not provide us with any competitive advantages over, or may be challenged by, others. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property, or they may design around patents issued to us.

    Most of our customers' use of our services is governed by web-based license agreements, rather than by means of a formal, written contract. Each time customers use our services, they "click" on a web page to agree to terms and conditions that are posted on our web site, and our relationship with these customers is then governed by these terms and conditions. There is a possibility that a court, arbiter or regulatory body could deem this type of agreement to be invalid or determine that the terms and conditions governing the agreement do not fully protect our intellectual property rights. If that were to occur, our business could be harmed. Although we are not currently engaged in litigation, we may in the future need to initiate a lawsuit to enforce our intellectual property rights and to protect our patents, if issued, trademarks and copyrights. Any litigation could result in substantial costs and diversion of resources and could seriously harm our business.

    We cannot assure you that our technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. We license statistical, graphical, database and other technologies from third parties to operate our services. The loss of this technology could require us to obtain or develop substitute technology of lower quality or performance standards or at greater cost. If we do not obtain or develop substitute technology, we could be unable to offer all of the features or functionality that we desire to include in our services.

EMPLOYEES

    As of September 30, 1999, we had a total of 117 employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. Competition for employees in our industry is intense. In order to grow our business, we must attract, develop and retain our employees in an extremely competitive environment.

    If we hire additional services personnel prior to securing a large customer base our operating results would be adversely affected, as we would incur expenses for these personnel without commensurate revenue increases. This was the reason that our cost of consulting services revenues exceeded our consulting services revenues for the 1999 fiscal year. Competition for highly qualified professional services personnel with knowledge of our industry is intense. We cannot be certain that we can attract or retain a sufficient number of professional services personnel that our business requires. In addition, new employees will require training and education, and consequently, they will take time to reach full productivity.

ITEM 2.  PROPERTIES.

    Our principal offices are located in San Mateo, California, where we occupy approximately 25,000 square feet under a sublease that expires in June 2000. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms. Our operations center is located at our facility in San Mateo, California and we do not have a redundant center as backup. We own substantially all of the equipment used in our facilities, except equipment held under capitalized lease arrangements. See note 10 of Notes to Financial Statements for information regarding our lease agreements.

ITEM 3.  LEGAL PROCEEDINGS.

    We were not a party to any significant year proceedings as of September 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On August 31, 1999, in connection with our initial public offering, we submitted the following proposals to a vote of our shareholders:

    1. Approval of a form of indemnity agreement to be entered into with our executive officers and directors upon completion of our initial public offering;

    2. Adoption of our 1999 Equity Incentive Plan, the reservation of 5,000,000 shares under the Equity Incentive Plan and automatic annual increases in the aggregate number of shares reserved for issuance thereunder by a number of shares equal to five percent (5%) of the total number of outstanding shares of common stock on the immediately preceding
       December 31st;

    3. Adoption of our 1999 Employee Stock Purchase Plan, the reservation of 400,000 shares under the Stock Purchase Plan and automatic annual increases in the aggregate number of shares reserved for issuance thereunder by a number of shares equal to one percent (1%) of the total number of outstanding shares of common stock on the immediately preceding December 31st;

    4. Approval of an amendment of our articles of incorporation to effect a one-for-two reverse stock split; and

    5. Approval of an amendment of our articles of incorporation, which amendment was filed after the conversion of all shares of our outstanding preferred stock into common stock upon the closing of our initial public offering, to eliminate all shares of preferred stock and authorize our board of directors to issue "blank check" preferred stock.

With regard to proposal 1, 16,175,739 shares voted in favor of the proposal, no shares voted against the proposal and 20,720,950 shares abstained from the vote. With regard to proposal 2, 34,408,773 shares voted in favor of the proposal, 16,739 shares voted against the proposal and 2,471,177 shares abstained from the vote. With regard to proposal 3, 34,425,512 shares voted in favor of the proposal, no shares voted against the proposal and 2,471,177 shares abstained from the vote. With regard to proposal 4, 34,797,225 shares voted in favor of the proposal, 40,939 shares voted against the proposal and 2,535,192 shares abstained from the vote. With regard to proposal 5, 34,838,164 shares voted in favor of the proposal, no shares voted against the proposal and 2,494,253 shares abstained. In each case, the number of shares voting in favor of the proposal was in excess of the vote required to approve the proposal.

ITEM 4A.  EXECUTIVE OFFICERS.

    The following table presents information regarding our executive officers as of September 30, 1999:

NAME                                    AGE                    POSITION
----                                  --------   -------------------------------------
Umang Gupta.........................     50      Chairman of the Board and Chief
                                                 Executive Officer
Eugene Shklar.......................     49      Vice President of Public Services and
                                                 Director
Roger Higgins.......................     56      Vice President of Worldwide Sales
Donald Aoki.........................     42      Vice President of Engineering
Lloyd Taylor........................     41      Vice President of Operations
James Salazar.......................     39      Vice President of Professional
                                                 Services
John Flavio.........................     52      Vice President of Finance, Chief
                                                 Financial Officer and Secretary
Marlene Williamson..................     44      Vice President of Marketing

    UMANG GUPTA has served as a director since September 1997 and as our chief executive officer and chairman of the board of directors since December 1997. From January 1996 to December 1997, he was a private investor and an advisor to high-technology companies. From October 1984 to

January 1996, he was the founder and chairman of the board and chief executive officer of Centura Software Corporation, formerly known as Gupta Corporation, a client/server tools and database company. Prior to founding Gupta Corporation, from 1980 to 1984, he was with Oracle Corporation, a database company, where his last position held was vice president and general manager of its Microcomputer Products Division. From 1973 to 1980, he held various sales and marketing positions at IBM. Mr. Gupta holds a B.S. degree in chemical engineering from the Indian Institute of Technology, Kanpur, India, and has a M.B.A. degree from Kent State University.

    EUGENE SHKLAR has served as our vice president of public services since August 1999 and as one of our directors since September 1997. From August 1996 to August 1999, Mr. Shklar served as our vice president of marketing. From
May 1994 to July 1996, he was a private investor and self-employed consultant to several high-technology start-up companies in Silicon Valley. From July 1993 to April 1994, he was a founding employee and served as executive director of product marketing of Siebel Systems, Inc., a supplier of web-based front-office software systems. From April 1992 to April 1993, Mr. Shklar was vice president of marketing of Gupta Corporation. Before that, he served for five years at Oracle Corporation as director of marketing for both the PC Products Division and the Networked Products Division, for two years at 3Com Corporation, a networking company, as director of product marketing, and for seven years as vice president of marketing and sales of Software House, Inc., a supplier of relational database software. Mr. Shklar studied applied mathematics and computer science at Harvard University.

    ROGER HIGGINS has served as our vice president of worldwide sales since February 1997. From March 1996 to December 1996, he served as vice president of sales, marketing and services with Decisive Technology, an Internet survey software company. From September 1992 to December 1995, he held several offices at Make Systems, a network management and simulation software company, including vice president of field operations from January 1995 to December 1995, as vice president of marketing from September 1993 to December 1994 and as vice president of strategic accounts and international from September 1992 to August 1993. Before this, Mr. Higgins was a vice president at Clarity Software, a Unix software company, and Agilis Corporation, a manufacturer of hand-held computers, and was a director with Russell Reynolds Associates, an executive recruitment company. Mr. Higgins was the founding international vice president for 3Com Corporation, a networking company, between 1985 and 1988 and for GriD Systems, a portable computer company, between 1983 and 1985. Before this, Mr. Higgins spent 10 years with Xerox in international sales and marketing roles, after an initial career with IBM UK. He holds a B.Sc. degree from London University.

    DONALD AOKI has served as our vice president of engineering since May 1997. From December 1994 to May 1997, he served as a business unit general manager and from March 1994 to December 1994 as a director of software development at Aspect Telecommunications, a supplier of customer relationship management solutions. From 1992 to 1994, Mr. Aoki served as director of development of TIBCO, a financial information systems company, and from 1985 to 1992 as senior director of development for Oracle Corporation. Mr. Aoki holds a B.S. degree in computer science from the University of Southern California and a S.M. degree in electrical engineering and computer science from the Massachusetts Institute of Technology.

    LLOYD TAYLOR has served as our vice president of operations since
January 1999. From January 1997 to December 1998, he served as vice president of technical operations of the Web Site Management Group of Digex, Inc., a web-site management services company. From May 1981 to January 1997, he served in various positions at the Applied Physics Laboratory at Johns Hopkins University, most recently as corporate telecommunications manager, where he designed and implemented computer systems for several NASA space shuttle missions and highly secure encryption systems for military applications. Mr. Taylor holds an M.S.E.E. degree in electrical engineering from Johns Hopkins University and a B.S.E.E. degree in electrical engineering and a B.S.C.S. degree in computer science from Washington University.

    JAMES SALAZAR has served as our vice president of professional services since March 1999. From October 1994 to March 1999, he served as president of the San Mateo Division of Cohesive Technology Solutions; a network consulting company recently acquired by Exodus Communications. Before this, Mr. Salazar spent two years at Tandem Computers Inc. managing network support activities. He began his career at Ungermann-Bass, Inc. in the consulting support organization. Mr. Salazar holds a B.S. degree in business administration and an M.B.A. degree, each from San Jose State University.

    JOHN FLAVIO has served as our vice president of finance, chief financial officer and secretary since July 1999. From July 1993 to July 1999, he served as chief financial officer, senior vice president, administration and finance, secretary and treasurer of Mosaix Inc., a provider of call management systems and customer relationship management applications, which was recently acquired by Lucent Technologies. Prior to joining Mosaix, Mr. Flavio worked for a number of high-technology companies, including serving as chief financial officer for Lumisys Inc., a manufacturer of digital cameras used for medical x-ray scanning, and Ministor Peripherals, a manufacturer of sub-miniature disk drives used in portable computers. Mr. Flavio holds a B.S. degree in finance from Santa Clara University and is a certified public accountant.

    MARLENE WILLIAMSON has served as our vice president of marketing since August 1999. From August 1997 to May 1999, she served as director of communications for IBM, a personal computer manufacturer. From October 1994 to August 1997, she served as vice president of marketing for Acer Inc., a personal computer manufacturer. From 1987 to 1994, she held a variety of positions at Apple Computer, Inc., a personal computer manufacturer, most recently as manager of worldwide consumer marketing. Prior to this, Ms. Williamson was the director of marketing communications and sales promotions at Zenith Data Systems, a manufacturer of personal computers, from 1984 to 1987. Ms. Williamson holds a B.S. degree in journalism from Ohio University and a M.B.A. degree from DePaul University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

    Our initial public offering of stock on September 24, 1999, our common stock has been traded on the Nasdaq National Market under the symbol "KEYN." Prior to this time, their was no public market for our common stock. We had approximately 137 shareholders of record on December 7, 1999, but because brokers and other institutions hold many of the shares on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

                                                                    COMMON
                                                                  STOCK PRICE
                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year ended September 30, 1999
  Fourth Quarter (September 24, 1999 through September 30,
    1999)...................................................   $33.38     $17.25

    The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

    - actual or anticipated variations in our quarterly operating results;

    - announcements of new Internet performance measurement service offerings by us or our competitors;

    - announcements of technological innovations;

    - competitive developments;

    - changes in financial estimates by securities analysts;

    - failure in one or more future quarters of our operating results to meet the expectations of securities analysts or investors;

    - changes in market valuations of Internet-related companies;

    - additions or departures of key personnel, notably our management team and experienced engineers;

    - conditions and trends in the Internet and e-commerce industries; and

    - general economic conditions.

DIVIDEND POLICY

    We have never declared or paid any cash dividends on our common stock or other securities, and we do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of our loan agreements prevent us from paying cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    In April and May 1999, we sold an aggregate of 6,734,545 shares of Series D preferred stock at a purchase price of $2.21 per share and an aggregate of 876,961 shares of common stock at a purchase price of $2.21 to a total of 18 investors, one of whom is one of our executive officers. The sale of our Series D preferred stock and common stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act or under Section 4(2) of the Securities Act. The 6,734,545 shares of Series D preferred stock and 876,961 shares of common stock converted into 3,367,272 and 438,480 shares of our common stock, respectively, upon completion of our initial public offering.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

    The effective date of our registration statement on Form S-1 filed under the Securities Act of 1933 (No. 333-82781) relating to the initial public offering of our common stock, was September 24, 1999. A total of 3,875,000 shares of our common stock were sold at a price of $14.00 per share to an underwriting syndicate led by BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. The offering commenced on September 24, 1999 and closed on September 29, 1998. An additional 125,000 shares of common stock were sold on behalf of a selling shareholder as part of the same offering. The initial public offering resulted in gross proceeds of $54.3 million, $3.8 million of which was the underwriting discount. Expenses related to the offering totaled approximately $750,000. We received net proceeds in the amount of $48.9 million and the selling shareholder received net proceeds in the amount of $1.6 million From the time of receipt through September 30, 1999, the proceeds were applied toward continuing operations. The remaining proceeds are being used as working capital or are included within cash, cash equivalents and short-term investments.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data should be read in conjunction with, and are qualified by reference to, our financial statements and related notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data and the selected balance sheet data as of the three years ended September 30, 1999 are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this prospectus. The historical results are not necessarily indicative of results to be expected in any future period.

                                                              YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------
                                                                                           PERIOD FROM
                                                                                          JUNE 15, 1995
                                                                                         (INCEPTION) TO
                                             1999       1998       1997       1996     SEPTEMBER 30, 1995
                                           --------   --------   --------   --------   -------------------
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues...........................  $ 7,272    $ 1,539    $    81     $   30           $  28
(Loss) income from operations............   (7,015)    (2,957)    (2,018)      (628)             12
Net (loss) income........................   (7,110)    (2,918)    (2,049)      (622)             11
Net (loss) income per share--basic and
  diluted................................    (1.54)     (1.10)     (0.84)     (0.23)           0.03
BALANCE SHEET DATA:
Cash and cash equivalents................  $64,647    $ 2,293    $ 1,150     $  545           $  10
Total assets.............................   71,071      3,918      1,670        711              39
Long-term obligations....................    2,842        303        199         --              --
Redeemable convertible preferred stock...       --      8,529      3,828      1,262              --
Total shareholders' equity (deficit).....   63,242     (5,552)    (2,588)      (567)             35

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Keynote was founded in June 1995 to measure Internet performance and to market and sell the information derived from our measurement results. In
April 1997, we began to sell Keynote PERSPECTIVE, a service that measures the performance and availability of web file downloads. In September 1997, we released and updated all existing customers to a new version of Keynote PERSPECTIVE, which allowed our customers to view the performance data online without installing any software. Our next release of Keynote PERSPECTIVE, in July 1998, allowed our customers to download and analyze the performance of entire web pages, including text and graphics. Our most recent release of Keynote PERSPECTIVE, in April 1999, included our TRANSACTION feature, which measures the time it takes to execute an interactive transaction that involves the display of multiple web pages, such as placing an online stock trade order. In July 1999, we introduced our Keynote LIFELINE service. In January 1999, we began offering consulting services, which are designed to assist our customers in evaluating, interpreting and improving their performance measurement and diagnostic results.

    We sell our services primarily through our direct sales organization in San Mateo, California. We also market our services through our web site. Our direct sales organization also provides telephone and e-mail sales support, telemarketing services and pre-sales technical support. We believe our direct sales approach enables us to focus our resources on ascertaining the needs of our customers, to devote significant attention to customer satisfaction and to quickly offer new services to our existing customers.

    We also distribute our services through web-hosting and Internet service providers such as Digex and Frontier GlobalCenter, which manage e-commerce web sites for other companies. These companies sell or bundle our services to part of their customer base as a value-added service to these customers and as a management tool for themselves. We also market our services through VeriSign and Network Solutions, which are companies that sell services complementary to ours.

    We derive and expect to continue to derive all of our subscription revenues from the sale of our Internet performance measurement, consulting and diagnostic services. Keynote PERSPECTIVE is a subscription-based service that our customers purchase for an initial three-month term and then may renew their subscription on a month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of measurement locations, the frequency of the measurements, and the additional features ordered. Although consulting revenues have not been significant to date, we believe that consulting revenues may become more important in the future as we pursue additional consulting opportunities. Our international revenues to date have not been significant.

    We recognize revenues ratably as services are performed. We typically invoice our customers monthly in advance for our services. Any unearned revenue is recorded as deferred revenue on our balance sheet. As of September 30, 1999, we had recorded $1.1 million of deferred revenue. Revenues from our consulting services are recognized as the services are performed; a typical project lasts one month. For longer consulting projects, we anticipate recognizing revenue on a percentage-of-completion basis.

    Our business has grown since inception, with total revenues of $81,000 for the year ended September 30, 1997, $1.5 million for the year ended
September 30, 1998, and $7.3 million for the year ended September 30, 1999. We incurred net losses of $2.0 million for the year ended September 30, 1997, $2.9 million for the year ended September 30, 1998 and $7.1 million for the year ended September 30, 1999. We expect to incur significant losses in the future.

    For the year ended September 30, 1999, 10 customers accounted for approximately 32% of our total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

RESULTS OF OPERATIONS

    The following table sets forth our revenues, expenses, interest income (expense) and net loss as a percentage of total revenues for each of the three years ended September 30, 1999:

                                                             YEARS ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                          1999          1998          1997
                                                        --------      --------      --------
Revenue:
  Subscription services...........................        97.0 %        100.0 %        100.0 %
  Consulting services.............................         3.0            0.0            0.0
                                                         -----         ------       --------
    Total revenues................................       100.0          100.0          100.0

Expenses
  Cost of subscription services...................        31.8           37.7          258.0
  Cost of consulting services.....................         6.1            0.0            0.0
  Research and development........................        28.3           79.7          903.7
  Sales and Marketing.............................        73.3           99.4        1,008.6
  Operations......................................        22.5           33.4           77.8
  General and administrative......................        22.6           42.0          343.2
  Stock-based compensation expense................        11.8            0.0            0.0
                                                         -----         ------       --------
    Total expenses................................       196.4          292.2        2,591.3

    Loss from operations..........................       (96.4)        (192.2)      (2,491.3)

Interest income (expense), net....................        (1.3)           2.5          (38.3)
                                                         -----         ------       --------
  Net loss........................................       (97.7)%       (189.7)%     (2,452.9)%
                                                         =====         ======       ========

    FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

    REVENUES

    Revenues were $1.5 million for the fiscal year ended September 30, 1998 and $7.3 million for the fiscal year ended September 30, 1999, representing an increase of $5.8 million, or 387%. Subscription services represented 100% of total revenues for the year ended September 30, 1998 and 97% of total revenues for the year ended September 30, 1999. The increase in total revenues was attributable to the increase in both the number of new customers and the increase in revenue from existing customers. For the fiscal year ended September 30, 1998, one customer, Digex, accounted for approximately 15% of total revenues. For the year ended September 30, 1999, no single customer accounted for more than 10% of total revenues.

    EXPENSES

    COST OF SUBSCRIPTION SERVICES. Cost of subscription services consists of connection fees to Internet service providers for deployment of our measurement computers around the world and depreciation, maintenance and other equipment charges for our measurement infrastructure. Cost of subscription services was $580,000 for the year ended September 30, 1998 and $2.3 million for the year ended September 30, 1999, representing an increase of $1.7 million, or 293%. This increase was primarily due to the greater number of measurement computers deployed, resulting in higher connection fees and more depreciation and equipment charges. In addition, in the fourth quarter of fiscal 1999, we began increasing measurement capacity and bandwidth at our existing locations, and began expanding our measurement infrastructure. Cost of subscription services was 38% of subscription services for the year ended September 30, 1998 and 33% of subscription services for the year ended September 30, 1999.

    COST OF CONSULTING SERVICES. Cost of consulting services consists of compensation expenses for consulting personnel and related costs. Our cost of consulting services was $0 for the year ended September 30, 1998 and $444,000 for the year ended September 30, 1999. Cost of consulting services exceeded consulting services revenue for the year ended September 30, 1999 because our consulting division was formed in January 1999. We expect that the cost of consulting services as a percentage of consulting-services revenue will be greater than the cost of subscription services as a percentage of subscription services revenues.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation and related costs for research and development personnel and outside contractors. Our research and development expenses were $1.2 million for the year ended September 30, 1998 and $2.1 million for the year ended September 30, 1999, representing an increase of $900,000, or 75%. This increase was primarily related to the increase in software engineers, project management and quality assurance personnel and outside consultants. To date, all research and development expenses have been expensed as incurred. We believe that a significant increase in our research and development investment is essential for us to maintain our market position and to continue to enhance and expand our services. Accordingly, we anticipate research and development expenses are likely to increase in the foreseeable future.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses were $1.5 million for the year ended September 30, 1998 and $5.3 million for the year ended September 30, 1999, representing an increase of $3.8 million or 253%. This increase reflects our investment in additional personnel in our sales and marketing organization and marketing programs. This increase also includes additional salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and to further increase acceptance of our services. Accordingly, we anticipate sales and marketing expenses will increase in the foreseeable future.

    OPERATIONS. Operations expenses consist primarily of compensation and related costs for management personnel, technical support employees and consultants who manage and maintain our measurement and headquarters infrastructure and support our customers. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Operations expenses were $514,000 for the year ended September 30, 1998 and $1.6 million for the year ended September 30, 1999, representing an increase of $1.1 million or 214%. This increase was primarily related to the hiring of personnel to manage and support our growing customer base. We believe that continued investment is necessary to support our ability to successfully develop, deploy and operate our growing Internet measurement infrastructure, as well as to successfully support our customer base. Accordingly, we anticipate that operations costs will increase in the foreseeable future.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, professional service fees and other general corporate expenses. Our general and administrative expenses were $647,000 for the year ended September 30, 1998 and $1.6 million for the year ended September 30, 1999, representing an increase of $953,000, or 147%. This increase was primarily related to hiring additional employees to support the growth of our business, as well as increases in costs associated with becoming a public company.

    We believe that our general and administrative expenses will continue to increase in absolute dollars as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance and investor relations programs.

    AMORTIZATION OF STOCK-BASED COMPENSATION. Some options granted during the fiscal year ended September 30, 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded $858,000 in stock-based compensation expense for the year ended September 30, 1999 relating to the amortization of deferred compensation expense and had an aggregate of $1.1 million of deferred compensation remaining to be amortized as of that date. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $341,000 in fiscal 2000, $341,000 in fiscal 2001, $341,000 in fiscal 2002 and $112,000 in fiscal 2003. In addition, we recorded a compensation charge of $81,000 during the year ended September 30, 1999 as a result of our granting of performance-based stock options to purchase 85,000 shares of our common stock to various employees.

    INTEREST INCOME (EXPENSE), NET

    Net interest income (expense) was $39,000 for the fiscal year ended September 30, 1998 and $(95,000) for the fiscal year ended September 30, 1999, representing a decrease in income of $134,000. This decrease was primarily due to higher interest expense related to obligations under equipment loans and notes payable, partially offset by higher interest income from cash and cash equivalents.

    PROVISION FOR INCOME TAXES

    No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that has resulted in deferred tax assets. In light of our recent history of operating losses, we have provided a valuation allowance for all of our deferred tax assets, as we are presently unable to conclude that it is more likely than not that the deferred tax asset will be realized.

    As of September 30, 1999, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $10.6 million available to reduce future income subject to income taxes. As of September 30, 1999, we had net operating loss carryforwards for state income tax purposes of approximately $6.2 million available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire in various periods through 2019. State net operating loss carryforwards expire in various periods through 2004. In addition, as of September 30, 1999, we had federal research and development tax credit carryforwards of approximately $154,000. The federal credit carryforwards expire in various periods through 2019. As of September 30, 1999, we had California research and development tax credit carryforwards of approximately $140,000. The California credit may be carried over indefinitely. The U.S. Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards and research and development credits available to be used in any given year upon the occurrence of certain events, including a significant change to ownership.

    FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

    REVENUES

    Revenues were $81,000 in the year ended September 30, 1997 and $1.5 million in the year ended September 30, 1998, representing an increase of $1.4 million. One customer, MCI, accounted for 11% of total revenues for the year ended September 30, 1997, and one customer, Digex, accounted for 15% of total revenues for the year ended September 30, 1998. Commercial release of our measurement services commenced in May 1997. The increase in revenues primarily reflects our increased customer base and demand for our Internet measurement services.

    EXPENSES

    COST OF SUBSCRIPTION SERVICES. Cost of subscription services was $209,000 in the year ended September 30, 1997 and $580,000 in the year ended
September 30, 1998, representing an increase of $371,000, or 178%. The increases resulted from the payment of connection fees to Internet service providers for our measurement computers around the world and depreciation, maintenance and deployment of measurement infrastructure. As a percentage of subscription services revenues, cost of subscription services 38% in the year ended
September 30, 1998.

    COST OF CONSULTING SERVICES. Cost of consulting services was $0 in the year ended September 30, 1997 and 1998. Our consulting division was formed in January 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $732,000 in the year ended September 30, 1997 and $1.2 million in the year ended September 30, 1998, representing an increase of $468,000 or 64%. The increase was primarily related to the increase in the number of software engineers, project management and quality assurance personnel and outside contractors to support our development and testing activities.

    SALES AND MARKETING. Sales and marketing expenses were $817,000 in the year ended September 30, 1997 and $1.5 million in the year ended September 30, 1998, representing an increase of $683,000, or 84%. The increase reflected the addition of personnel in our sales and marketing organizations, as well as costs associated with increased selling efforts to develop market awareness of our services.

    OPERATIONS.  Operations expenses were $63,000 in the year ended
September 30, 1997 and $514,000 in the year ended September 30, 1998, representing an increase of $451,000 or 716%. The increase was primarily related to the increase in the number of personnel to manage and support our growing customer base.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $278,000 in the year ended September 30, 1997 and $647,000 in the year ended September 30, 1998, representing an increase of $369,000, or 133%. The increase was primarily the result of increased compensation and related employee expenses for additional finance and administrative personnel to support the growth of our business during these periods.

    INTEREST (EXPENSE) INCOME, NET

    Net interest (expense) income was $(31,000) in the year ended September 30, 1997 and $39,000 in the year ended September 30, 1998. The interest expense in the year ended September 30, 1997 was related to obligations under equipment loans and notes payable. The interest income in the year ended September 30, 1998 reflected interest earned on cash in interest-bearing accounts during the respective periods in the year ended September 30, 1997 and 1998.

    PROVISION FOR INCOME TAXES

    No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that has resulted in deferred tax assets. In light of our recent history of operating losses, we have provided a valuation allowance for all of our deferred tax assets, as we are presently unable to conclude that it is more likely than not that the deferred tax asset will be realized.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, we have funded our operations primarily through private placements of our common stock and convertible redeemable preferred stock with strategic investors, venture capital firms and private investors. Prior to our initial public offering, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. As a result of our initial public offering, we raised $48.9 million, net of issuance and offering costs. In addition, we financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at September 30, 1999 for these loans and leases was approximately $4.2 million. At September 30, 1999, we had approximately $64.6 million in cash and cash equivalents.

    Net cash used in operating activities was $1.8 million in the year ended September 30, 1997, $2.7 million in the year ended September 30, 1998, and $4.7 million in the year ended September 30, 1999. For all of these periods, net cash used in operating activities was primarily the result of net operating losses and changes in accounts receivable and prepaid expenses, partially offset by changes in deferred revenues, accounts payable and accrued expenses and depreciation of property and equipment.

    Since inception, our investing activities have been purchases of property and equipment. Capital expenditures totaled $423,000 in the year ended September 30, 1997, $1.0 million in the year ended September 30, 1998 and $2.6 million in the year ended September 30, 1999.

    Our financing activities provided $2.9 million in the year ended
September 30, 1997, $4.9 million in the year ended September 30, 1998 and $69.7 million in the year ended September 30, 1999. In the year ended September 30, 1997, we sold $2.6 million of our Series B redeemable convertible preferred stock, which amount included $900,000 in principal amount of bridge loans from earlier that year. In addition, we received approximately $300,000 from our equipment loans. In the year ended September 30, 1998, we received $4.7 million in net proceeds in connection with the sale of our Series C redeemable convertible preferred stock. During the year ended September 30, 1999, we received $48.9 million, net of issuance costs, in connection with our initial public offering. In addition, we received $17.5 million in net proceeds in connection with the sale of stock. Of these proceeds, we received $14.8 million from the sale of Series D redeemable convertible preferred stock and $2.7 million from the sale of common stock and option and warrant exercises. In addition, we received $3.6 million in proceeds from equipment and other loans, which was slightly offset by $440,000 in loan repayments.

    As of September 30, 1999, our principal commitments consisted of $4.2 million in loans and capital leases. We have granted a security interest in substantially all of our assets to secure these loans. The interest rate on our loans in the form of equipment notes ranged from 5.60% to 10.25% per year and the interest rate on the loans in the form of a promissory note bore interest at a rate of 8.25% per year. As of September 30, 1999, we also had commitments of approximately $726,000 in future lease payments for our headquarters facility. We had no material commitments for capital expenditures as of September 30, 1999. Because we expect to continue to increase the number of our measurement computers and increase their measurement capacity, we expect that we will make additional capital expenditures to purchase this equipment. We anticipate that we will also experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

    We believe the net proceeds of our initial public offering, together with our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. After that time, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

YEAR 2000 COMPLIANCE

    BACKGROUND OF YEAR 2000 ISSUES

    Many currently installed computer systems and software products are unable to distinguish between twentieth-century dates and twenty-first century dates because these systems were developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these year 2000 requirements.

    STATE OF READINESS

    Our business depends on the operation of many systems that could potentially be affected by year 2000-related problems. Those systems include, among others:

    - hardware and software systems used by us to deliver services to customers, including our proprietary software systems as well as software supplied by other companies;

    - communications networks such as the Internet and private Intranets;

    - the internal systems of our customers and suppliers;

    - the hardware and software systems used internally by us in the management of our business; and

    - non-information technology systems and services, such as power, telephone systems and building systems.

    Representatives of the research and development, operations and administrative departments were charged with the responsibility of formulating and implementing our year 2000 readiness and have completed a phased approach to analyzing our operations and relationships as they relate to the year 2000 problem. The phases of our year 2000 program were as follows:

    - assignment of responsibility for external issues, such as products licensed by us from third parties, internal issues, such as systems, facilities, equipment and software;

    - inventory of our operations and relationships subject to the year 2000 problem;

    - comprehensive analysis, including impact analysis and cost analysis, of our year 2000 readiness; and

    - remediation and testing.

    Our services rely on a combination of our proprietary software and commercial software distributed by vendors such as Microsoft, Oracle and Sun Microsystems. We tested our service infrastructure in September 1998 and August 1999 and found no unremediated year 2000-related problems. The service infrastructure consists of software needed to provide service, measure performance, store measurement data and report results. All dates used in these systems are year 2000 compliant.

    Since our customers do not download any of our software on their computer systems, we believe that our services should not create additional year 2000 problems for our customers' computer systems.

    We have reviewed our important internal management information, software and other systems in order to identify any products, services or systems that are not year 2000 compliant. We have received written year 2000 representations from all significant vendors and third parties, and we have not encountered any material year 2000 problems with our computer systems or any other equipment that might be subject to these problems. We have not incurred material costs in connection with our year 2000 efforts to date and do not expect to do so in the future, other than diversion of employee time from other projects.

    RISKS

    Extended power outages or widespread failures across the Internet would create disruptions that would take time to repair. The amount of time required for repairs would depend on the severity of the power outages or widespread failures.

    Users of our services generally rely on sophisticated hardware and complex software products used by our customers that may not be year 2000 compliant. Success of our year 2000 compliance efforts may depend on the success of our customers in dealing with their year 2000 issues. We sell our services to companies in a variety of industries, each of which may be experiencing different year 2000 compliance issues. Customer difficulties with year 2000 issues might require us to devote additional resources to resolve underlying problems.

    Although we have not been a party to any litigation or arbitration proceeding to date about our services and year 2000 compliance issues, we cannot assure you that we will not in the future be required to defend our services in these proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of these disputes, and any liability for year 2000-related damages, including consequential damages, would seriously harm our business, results of operations and financial condition. In addition, we believe that purchasing patterns of customers and potential customers may be affected by year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for year 2000 compliance or defer additional software purchases until after 2000. As a result, some customers and potential customers may have more-limited budgets available to purchase services such as those offered by us, and others may choose to refrain from changes in their information technology environment until after 2000. To the extent year 2000 issues cause significant delay in, or cancellation of, decisions to purchase our services, our business would be seriously harmed.

    If we experience year 2000 issues with our services or network infrastructure, we could be unable to perform measurements or analyze and deliver data to our customers. This could result in loss of customers and revenues as well as the potential for litigation. This could also require us to devote significant resources to remediating our services or network infrastructure, which would divert our personnel from other important business activities. If we experience year 2000 issues with respect to our other systems, we could be unable to process orders or bill our customers. It could also require us to devote significant resources to correct problems with these systems.

    CONTINGENCY PLAN

    We have developed a BUSINESS CONTINUITY AND CONTINGENCY PLAN to mitigate problems that could result if our automated systems are unable to recognize year 2000 dates. The plan is intended to ensure the continuity of our core business processes by identifying, assessing, managing and mitigating year 2000 risks. Resources critical to operating our core business processes and key support processes have been identified so that in the event of a failure of our services, a basic level of service can be provided to our customers until the normal level of services can be restored. The Plan identifies risks and threats, establishes mitigation strategies for the identified risks and threats and provides contingencies in the event risk mitigation efforts fail.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, AcSec issued Statement of Position (SOP) No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 will have a material impact on its results of operations.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our finanical position, results of operations or cash flows. We will be required to adopt SFAS No. 133 in fiscal 2001.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

WE ARE AN EARLY STAGE COMPANY WITH AN UNPROVEN BUSINESS MODEL THAT MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS.

    We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our Internet performance measurement services in May 1997, we introduced the most recent version of our PERSPECTIVE service in April 1999 and our LIFELINE service in July 1999, and we formed our professional services organization in January 1999. The revenue and income potential of our business and the related market are unproven. In addition, because of our limited operating history and because the market for Internet performance measurement and diagnostic services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. You should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets such as Internet performance measurement.

WE HAVE INCURRED LOSSES, WE EXPECT TO INCUR FUTURE LOSSES AND WE MAY NEVER ACHIEVE PROFITABILITY.

    We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $7.1 million for the fiscal year ended September 30, 1999, and as of September 30, 1999, we had an accumulated deficit of $12.7 million. We believe that our operating expenses will continue to increase as we grow our business. As a result, although our recent initial public offering will provide us with cash for our working capital, we will need to significantly increase our revenues to achieve and maintain profitability, as reflected in our financial statements. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

THE SUCCESS OF OUR BUSINESS DEPENDS ON CUSTOMERS RENEWING THEIR SUBSCRIPTIONS FOR OUR SERVICES AND PURCHASING ADDITIONAL SERVICES.

    We depend on achieving high customer renewal rates for our revenues. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. We cannot assure you that we will continue to experience high renewal rates. Our customer renewal rates may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations. Further, because of the relatively small size of initial orders, we depend on sales to new customers and sales of additional services to our existing customers.

    In addition, initial sales of our services and subsequent customer follow-up are conducted almost exclusively by telephone. A few customers have, in the past, expressed a preference for more personal, face-to-face customer service. Dissatisfaction by a customer with the nature or quality of our services could lead that customer to elect not to renew its subscription to our services. If our renewal-rate percentage declines, our revenues could decline unless we are able to obtain additional customers or sources of revenues.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND IF OUR FUTURE RESULTS ARE BELOW THE EXPECTATIONS OF PUBLIC-MARKET ANALYSTS AND INVESTORS, THE PRICE OF OUR COMMON STOCK MAY DECLINE.

    We expect to incur significant sales and marketing expenses to promote our brand and our services, as well as additional expenses to expand our presence worldwide. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall, and our results of operations could vary significantly from quarter to quarter.

    Other factors that could affect our quarterly operating results include those described below and elsewhere in this prospectus:

    - the renewal rate of subscriptions to our Internet performance measurement services;

    - our ability to increase the number of web sites we measure for our existing customers in a particular quarter;

    - our ability to attract new customers in a particular quarter;

    - the number of our customers who elect to purchase our entry-level Keynote LIFELINE service as compared with our more comprehensive Keynote PERSPECTIVE service in a particular quarter;

    - the amount and timing of operating costs and capital expenditures relating to expansion of our operations infrastructure, including our planned international expansion; and

    - the amount and timing of professional services revenues.

    Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE WIDESPREAD ADOPTION OF THE INTERNET BY BUSINESS AND CONSUMERS FOR E-COMMERCE AND COMMUNICATIONS.

    Because our business is based on providing performance measurement and diagnostic services for web sites, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce, or e-commerce, and communications. Because e-commerce and communications over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

    - security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

    - inconsistent quality of service, including well-publicized outages of popular web sites;

    - lack of availability of cost-effective, high-speed service;

    - limited numbers of local access points for corporate users;

    - delay in the development of enabling technologies or adoption of new standards;

    - inability to integrate business applications with the Internet;

    - the need to operate with multiple and frequently incompatible products;
      and

    - a lack of tools to simplify access to and use of the Internet.

OUR OPERATING RESULTS DEPEND ON SALES OF OUR KEYNOTE PERSPECTIVE SERVICE.

    Because we have only recently begun to offer professional services and we only recently introduced Keynote LIFELINE, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our Keynote PERSPECTIVE service. Therefore, we believe that initial sales and renewals of our Keynote PERSPECTIVE service will account for substantially all of our revenues for the immediate future. A decline in the price of, or fluctuation in the demand for, Keynote PERSPECTIVE, or our inability to maintain or increase sales, would cause our revenues to decline.

IF ONE OF OUR COMPETITORS' INTERNET PERFORMANCE MEASUREMENT SERVICE IS ADOPTED AS THE INDUSTRY STANDARD FOR MEASURING THE SPEED AND RELIABILITY OF WEB SITES, WE MAY LOSE EXISTING CUSTOMERS OR ENCOUNTER DIFFICULTIES IN ATTRACTING NEW CUSTOMERS.

    To date, no Internet performance measurement service has been adopted as an accepted industry standard for measuring the speed and reliability of web sites. As a result, if one of our current or potential competitors develops an Internet performance measurement service that is adopted as the industry standard, our customers may turn to the services provided by these competitors. In addition, it would be more difficult for us to attract the additional customers for our Internet performance measurement services that are necessary for our business to grow. If this were to occur, our business would be harmed.

IMPROVEMENTS TO THE INFRASTRUCTURE OF THE INTERNET COULD REDUCE OR ELIMINATE DEMAND FOR OUR INTERNET PERFORMANCE MEASUREMENT SERVICES.

    The demand for our Internet performance measurement services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that measuring and evaluating the performance of their web sites is no longer important to their business. The Internet is a complex, heterogeneous network of communications networks with multiple operators and vendors supplying and managing the underlying infrastructure as well as connections to this infrastructure. Because the inherent complexity of the Internet currently causes significant e-commerce quality of service problems for companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies' web sites, demand for our services would likely decline.

IT WOULD BE MORE DIFFICULT FOR US TO DELIVER OUR SERVICES AND THEREFORE EARN REVENUES IF WE CANNOT EXPAND AND MANAGE OUR COMPUTER INFRASTRUCTURE SUCCESSFULLY.

    We will need to deploy a large number of measurement computers if we experience an increase in our customer base or if we expand our operations and measurement capabilities on a worldwide basis. These computers are responsible for measuring the performance of web sites and collecting performance data and it is critical to our ability to deliver our services that they operate effectively. We currently measure the performance of approximately 5,500 URLs for our customers. Based on the number of measurement computers we currently have deployed and the communications capacity available to these computers, we believe we are able to measure the performance of approximately 7,000 web-site addresses. We are in the process of deploying additional measurement computers and upgrading the underlying infrastructure so that we will have the ability by the end of fiscal 2000 to measure in excess of 15,000 web-site addresses. With more measurement computers deployed, we will need to monitor and maintain a larger and more geographically dispersed computer network, which would require us to devote significant additional resources for these tasks. In addition, if we experience increases in the number of our customers prior to deploying additional measurement computers, our existing infrastructure may not have the capacity to accommodate the additional customers. This could result in outages, interruptions or slower response times, any of which could impair our ability to retain and attract customers.

WE MAY FACE LIABILITY FOR SUPPLYING INACCURATE INFORMATION TO OUR CUSTOMERS OR FROM OUR CUSTOMERS' USE OF THE DATA THAT WE PROVIDE.

    We may face liability if the information that we supply to our customers is inaccurate. The data that we collect and store in our measurement database, although reported to customers at over a 99% level of accuracy, may contain inaccuracies due to distortions and bottlenecks caused by inadequate network capacity preventing our measurement computers from gaining access to all requested measurements. Any dissatisfaction by our customers with our measurement data would impair our credibility in the marketplace and significantly harm our ability to attract new customers and retain existing customers. In addition, if we were to supply customers with inaccurate information, these customers might initiate litigation against us on such theories as breach of contract, breach of warranty or negligence. Our general insurance policy does not specifically cover liability for providing inaccurate data.

    Our customers are responsible for the manner in which they use the data that we provide to them, and our customer contracts provide that each customer must indemnify us for any damages arising from their use of the data, reports or analyses. However, we cannot be certain that these contract provisions provide us with sufficient legal protection. For example, a company could use our comparative performance data, which evaluates the relative performance of the company's web site against web sites in an industry, and make claims to assert that their service is superior to those of their competitors or that their competitors' services are inferior. As a result, a third party might initiate litigation against one of our customers on such theories as defamation, trade libel or unfair competition relating to the customer's use of the information that we provided to them. Even if the information that we provided were accurate, we could be named as a defendant in any resulting litigation. Any litigation could be expensive and could divert management's attention from operating our company.

WE MAY FACE LIABILITY FOR PUBLISHING INDICES THAT EVALUATE AND RANK THE RELATIVE INTERNET PERFORMANCE OF WEB SITES.

    We periodically publish indices that evaluate and rate the relative performance of various e-commerce web sites in a particular market segment. Some companies whose web sites have performed poorly in our published indices have asserted that our indices are not indicative of the overall consumer experience because the indices do not measure qualitative factors such as web-site content, navigability and appearance. Companies could potentially bring a claim against us if they believe that their low ranking in one of our indices has harmed their business. In addition, if the information published in one of our performance indices is inaccurate, we could lose credibility in the marketplace. This could harm our ability to attract new customers and retain existing customers, and could result in potentially expensive litigation against us on such theories as defamation, trade libel or unfair competition.

THE INABILITY OF OUR SERVICES TO PERFORM PROPERLY COULD RESULT IN LOSS OF OR DELAY IN REVENUES, INJURY TO OUR REPUTATION OR OTHER HARM TO OUR BUSINESS.

    Services as complex as those we offer may not perform as we expect. We have given credits to a limited number of customers as a result of past problems with our service, though we do not believe that any customers failed to renew their subscription to our services due to these problems. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, including those related to the year 2000, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs.

    These problems could also result in tort or warranty claims. Although we attempt to reduce the risk of losses resulting from any claims through warranty disclaimers and liability-limitation clauses in our customer agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not adequately cover us for claims. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, we could be required to pay damages.

IF WE DO NOT CONTINUALLY IMPROVE OUR SERVICES IN RESPONSE TO TECHNOLOGICAL CHANGES, INCLUDING CHANGES TO THE INTERNET, WE MAY ENCOUNTER DIFFICULTIES RETAINING EXISTING CUSTOMERS AND ATTRACTING NEW CUSTOMERS.

    The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our Internet performance measurement and diagnostic services, particularly in response to competitive offerings. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new Internet services as quickly as possible. The success of new services depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

OUR SERVICES AND BRAND NAME MIGHT NOT ATTAIN THE BRAND AWARENESS NECESSARY FOR OUR BUSINESS TO SUCCEED.

    We believe that maintaining and strengthening the Keynote brand is an important aspect of our business and an important element in attracting new customers. Our efforts to build our brand will involve significant expense. To promote our brand, we may increase our marketing budget or increase our financial commitment to building our brand. If our brand-building strategy is unsuccessful, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts.

IN ORDER TO GROW OUR BUSINESS, WE NEED TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH OTHER COMPANIES TO HELP MARKET OUR INTERNET PERFORMANCE MEASUREMENT AND DIAGNOSTIC SERVICES.

    In order to increase sales of our Internet performance measurement and diagnostic services worldwide, we must complement our direct sales force with relationships with companies to market and sell our services to their customers. If we are unable to maintain our existing contractual marketing and distribution relationships, or fail to enter into additional relationships, we will have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenues from customer referrals and other co-marketing benefits. Our success depends in part on the ultimate success of these relationships and the ability of these companies to market and sell our services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, they could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenues.

    In addition, growth in the sales of our services depends on our ability to obtain domestic and international resellers, distributors and integrators who will market and sell our services on our behalf. In the future, we intend to increase our indirect distribution channels through distribution arrangements. We may not be successful in establishing relationships with these companies, and any of these relationships, if established, may not increase our revenue.

IN ORDER TO GROW OUR BUSINESS, WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE.

    We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with experience in the Internet industry, a complex industry that requires a unique knowledge base. In addition, there is significant competition for qualified employees in the Internet industry. Umang Gupta, our chief executive officer, is our only key employee with whom we have entered into an employment agreement. Our other key employees are not bound by employment agreements that could prevent them from terminating their employment at any time.

    In addition, because we sell our Internet performance measurement and diagnostic services primarily through our telesales force, we believe that we will need to attract additional sales personnel to grow our revenues. Our ability to deliver our services also depends on our ability to attract and retain operations personnel. There is a shortage of qualified sales and operations personnel and competition for personnel in our industry is intense. If we are unable to hire, train, motivate or retain qualified employees, including sales and operations personnel, our business could be harmed.

IF THE MARKET DOES NOT ACCEPT OUR PROFESSIONAL SERVICES, OUR RESULTS OF OPERATIONS COULD BE HARMED.

    We formed our professional services organization in January 1999. As a result, we have little experience in delivering consulting services and we may not be able to successfully introduce additional consulting services. We will also need to successfully market these services to potential customers. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include the consulting groups of "Big Five" accounting firms, such as Andersen Consulting and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our general inexperience in delivering consulting services, we may not succeed in selling these services.

THE GROWTH OF OUR BUSINESS DEPENDS ON THE CONTINUED PERFORMANCE OF AND FUTURE IMPROVEMENTS TO THE INTERNET.

    The growth in Internet traffic has caused frequent periods of decreased performance, requiring Internet service providers and web sites on the Internet to upgrade their infrastructures. Our ability to increase the speed with which we provide services to our customers and to increase the scope of these services is limited by and depends upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services and, consequently our revenues, depends on the performance of and future improvements to the Internet.

BECAUSE WE HAVE EXPANDED OUR OPERATIONS, OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MANAGE OUR GROWTH, IMPROVE OUR EXISTING SYSTEMS AND IMPLEMENT NEW SYSTEMS, PROCEDURES AND CONTROLS.

    We are expanding, and we intend to continue to expand, our operations by deploying additional measurement computers, both domestically and internationally, hiring new personnel and implementing and integrating new accounting and control systems to manage this expansion. We may encounter difficulties in managing this growth. Our ability to compete effectively and to manage any future expansion of our operations will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis. We may not succeed in these efforts and a disruption could impair our ability to retain existing customers or attract new customers.

OUR NETWORK INFRASTRUCTURE COULD BE DISRUPTED BY A NUMBER OF DIFFERENT OCCURRENCES, WHICH COULD IMPAIR OUR ABILITY TO RETAIN EXISTING CUSTOMERS OR ATTRACT NEW CUSTOMERS.

    All data collected from our measurement computers are stored in and distributed from our operations center. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California which is an area susceptible to earthquakes. If we experience outages at our operations center, we would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. We currently do not have a redundant system for computer-network and other services at an alternate site. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, causing a disruption in our services, this could impair our ability to retain existing customers or attract new customers.

    If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, the last of which occurred approximately two months ago. The outages that we have experienced have lasted no more than a few hours, with the longest outage that occurred in the fall of 1998 having lasted approximately 12 hours. These outages have been caused by a variety of factors including operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility's being inadequately equipped to house our operations center. Although we do not believe we have lost any customers due to these prior outages, any outage for any period of time could cause us to lose customers.

    Hackers or individuals that attempt to breach our network security, could, if successful, misappropriate proprietary information or cause interruptions in our services. Although we have not yet experienced any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We may not have a timely remedy against a hacker who is able to breach our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

OTHERS MIGHT BRING INFRINGEMENT CLAIMS AGAINST US OR OUR SUPPLIERS THAT COULD
  HARM OUR BUSINESS.

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We expect that we could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management's attention from operating our company. If we become liable to others for infringing their intellectual property rights, we would be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the services that contain the infringing intellectual property. We may be unable to develop noninfringing technology or to obtain a license on commercially reasonable terms, if at all.

IF WE EXPAND OUR INTERNATIONAL ACTIVITIES, OUR BUSINESS WILL BE SUSCEPTIBLE TO ADDITIONAL RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

    We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than 10% of our total revenues for the year ended September 30, 1999 and for our prior periods. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

    - currency exchange rate fluctuations;

    - seasonal fluctuations in purchasing patterns;

    - unexpected changes in regulatory requirements;

    - maintaining and servicing computer hardware in distant locations;

    - longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

    - difficulties in managing and staffing international operations;

    - potentially adverse tax consequences, including restrictions on the repatriation of earnings;

    - the burdens complying with a wide variety of foreign laws; and

    - and reduced protection for intellectual property rights in some countries.

    The Internet may not be used as widely in other countries and the adoption of e-commerce may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our services to customers in markets outside the United States.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE.

    Sales of a large number of shares of our common stock in the market in the future, or the belief that these sales could occur, could cause a drop in the market price of our common stock. At September 30, 1999, we had 22,908,688 shares of common stock. Of these shares, the 4,000,000 shares sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our "affiliates." In addition, on October 15, 1999, the underwriters of our initial public offering exercise their overallotment option to purchase 600,000 shares. These shares are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our "affiliates."

    The remaining 18,908,688 shares of common stock outstanding are "restricted securities," as that term is defined under Rule 144 of the Securities Act. Our directors, executive officers and other shareholders who hold a total of 18,392,332 shares, or over 95%, of the total outstanding shares of our common stock have executed lock-up agreements that limit their ability to sell common stock. These shareholders have agreed not to sell or otherwise dispose of any shares of our common stock for a period of at least 180 days after September 24, 1999, the date of our initial public offering, without the prior written approval of BancBoston Robertson Stephens Inc. When the lock-up agreements expire, these shares and shares underlying outstanding stock options and warrants will become eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144.

    Assuming the cash exercise of warrants outstanding as of September 30, 1999, the remaining 18,908,688 shares of our common stock will become eligible for public sale as follows:

    - 0 shares as of September 24, 1999, the date of our initial public offering;

    - 14,685,674 as of March 23, 2000, 181 days after our initial public offering;

    - 3,403,791 shares as of April 26, 2000;

    - 322,413 shares as of April 30, 2000;

    - 79,548 shares as of May 11, 2000; and

    - 417,262 shares as of September 24, 2000, one year after our initial public offering.

    As of September 30, 1999 there were outstanding options and warrants to purchase 2,198,692 shares of our common stock outstanding. Sales of a substantial number of these shares could cause our stock price to fall.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.

    INTEREST RATE SENSITIVITY. Our interest income and expense could be sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at September 30, 1999, the fair value of our cash equivalents and the interest earned on those cash equivalents would change by an insignificant amount.

    FOREIGN CURRENCY FLUCTUATIONS. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at September 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             KEYNOTE SYSTEMS, INC.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................     37

Balance Sheets as of September 30, 1999 and 1998............     38

Statements of Operations for the years ended September 30,
  1999, 1998 and 1997.......................................     39

Statements of Shareholders' Equity (Deficit) for the years
  ended September 30, 1999, 1998 and 1997...................     40

Statements of Cash Flows for the years ended September 30,
  1999, 1998 and 1997.......................................     41

Notes to Financial Statements ..............................     42

Schedule II--Valuation and Qualifying Accounts..............     56

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Keynote Systems, Inc.:

    We have audited the financial statements of Keynote Systems, Inc. (the Company) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Keynote Systems, Inc. as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
October 25, 1999

                             KEYNOTE SYSTEMS, INC.
                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $64,647     $2,293
  Accounts receivable, less allowance for doubtful accounts
    of $255 and $22,
    as of September 30, 1999 and 1998.......................    2,295        454
  Prepaids and other current assets.........................      333         55
                                                              -------     ------
    Total current assets....................................   67,275      2,802
Property and equipment, net.................................    3,277      1,105
Loans to related parties....................................      451         --
Other assets................................................       68         11
                                                              -------     ------
                                                              $71,071     $3,918
                                                              =======     ======

  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                                     (DEFICIT)

Current liabilities:
  Current portion of notes payable..........................  $ 1,189     $  194
  Current portion of capital lease obligation...............      133         --
  Accounts payable and accrued expenses.....................    2,578        206
  Deferred revenue..........................................    1,087        238
                                                              -------     ------
    Total current liabilities...............................    4,987        638
Notes payable, less current portion.........................    2,591        303
Capital lease obligation, less current portion..............      251         --
                                                              -------     ------
    Total liabilities.......................................    7,829        941
Commitments.................................................
Redeemable convertible preferred stock, $0.001 par value;
  50,000,000 and 39,781,478 shares authorized as of
  September 30, 1998 and 1999, respectively; 18,007,523
  shares issued and outstanding as of September 30, 1998;
  aggregate liquidation preference of $8,564 as of
  September 30, 1998; no shares issued and outstanding as of
  September 30, 1999........................................       --      8,529
Shareholders' equity (deficit):
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; 22,908,688 and 4,927,301 shares issued and
    outstanding as of September 30, 1999 and 1998,
    respectively............................................       23          5
  Additional paid-in capital................................   77,430        347
  Deferred stock-based compensation.........................   (1,135)        --
  Shareholder notes receivable..............................     (388)      (326)
  Accumulated deficit.......................................  (12,688)    (5,578)
                                                              -------     ------
  Total shareholders' equity (deficit)......................   63,242     (5,552)
                                                              -------     ------
                                                              $71,071     $3,918
                                                              =======     ======

               See accompanying notes to the financial statements

                             KEYNOTE SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  Subscription services.....................................  $  7,055   $ 1,539    $    81
  Consulting services.......................................       217        --         --
                                                              --------   -------    -------
  Total revenues............................................     7,272     1,539         81
                                                              --------   -------    -------

Expenses
  Cost of subscription services.............................     2,314       580        209
  Cost of consulting services...............................       444        --         --
  Research and development..................................     2,059      ,226        732
  Sales and marketing.......................................     5,331     1,529        817
  Operations................................................     1,639       514         63
  General and administrative................................     1,642       647        278
  Amortization of stock-based compensation..................       858        --         --
                                                              --------   -------    -------
    Total expenses..........................................    14,287     4,496      2,099
                                                              --------   -------    -------
    Loss from operations....................................    (7,015)   (2,957)    (2,018)

Interest income (expense), net..............................       (95)       39        (31)
                                                              --------   -------    -------

    Net loss................................................  $ (7,110)  $(2,918)   $(2,049)
                                                              ========   =======    =======

Basic and diluted net loss per share........................  $  (1.54)  $ (1.10)   $ (0.84)
                                                              ========   =======    =======
Shares used in computing basic and diluted net loss per
  share.....................................................     4,622     2,649      2,434
                                                              ========   =======    =======

               See accompanying notes to the financial statements

                             KEYNOTE SYSTEMS, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         COMMON STOCK                            DEFERRED      SHAREHOLDER
                                     ---------------------     ADDITIONAL       STOCK-BASED       NOTES      ACCUMULATED
                                       SHARES      AMOUNT    PAID-IN-CAPITAL   COMPENSATION    RECEIVABLE      DEFICIT
                                     ----------   --------   ---------------   -------------   -----------   ------------
Balances as of September 30,
  1996............................    2,703,333     $ 3          $    57          $    --         $ (16)       $   (611)

Issuance of common stock pursuant
  to exercise of stock options for
  cash and notes and purchase of
  restricted shares with notes....      902,165       1               46               --           (32)             --
Repurchase of common stock........      (10,000)     --               (1)              --            --              --
Repayment of shareholder notes
  receivable......................           --      --               --               --            14              --
Net loss..........................           --      --               --               --            --          (2,049)
                                     ----------     ---          -------          -------         -----        --------
Balances as of September 30,
  1997............................    3,595,498       4              102               --           (34)         (2,660)

Issuance of common stock pursuant
  to exercise of stock options for
  cash and notes and purchase of
  restricted shares with notes....    1,845,116       2              365               --          (294)             --
Repurchase of common stock........     (513,313)     (1)            (120)              --            --              --
Repayment of shareholder notes
  receivable......................           --      --               --               --             2              --
Net loss..........................           --      --               --               --            --          (2,918)
                                     ----------     ---          -------          -------         -----        --------
Balances as of September 30,
  1998............................    4,927,301       5              347               --          (326)         (5,578)

Issuance of common stock pursuant
  to exercise of stock options for
  cash and notes and purchase of
  restricted shares with notes....    1,610,084       2            2,807               --           (79)             --
Deferred compensation related to
  stock option grants.............           --      --            1,911           (1,911)           --              --
Repurchase of common stock........      (92,598)     --              (11)              --            --              --
Repayment of shareholder notes
  receivable......................           --      --               --               --            17              --
Amortization of stock-based
  compensation....................           --      --               --              776            --              --
Conversion of redeemable preferred
  stock to common stock...........   12,588,901      12           23,355               --            --              --
Compensation related to
  performance based stock
  options.........................           --      --               81               --            --              --
Issuance of common stock in
  initial public offering, net of
  issuance costs of $5,306........    3,875,000       4           48,940               --            --              --
Net loss..........................           --      --                                --            --          (7,110)
                                     ----------     ---          -------          -------         -----        --------
Balances as of September 30,
  1999............................   22,908,688     $23          $77,430          $(1,135)        $(388)       $(12,688)
                                     ==========     ===          =======          =======         =====        ========

                                         TOTAL
                                     STOCKHOLDERS'
                                    (DEFICIT) EQUITY
                                    ----------------
Balances as of September 30,
  1996............................       $  (567)
Issuance of common stock pursuant
  to exercise of stock options for
  cash and notes and purchase of
  restricted shares with notes....            15
Repurchase of common stock........            (1)
Repayment of shareholder notes
  receivable......................            14
Net loss..........................        (2,049)
                                         -------
Balances as of September 30,
  1997............................        (2,588)
Issuance of common stock pursuant
  to exercise of stock options for
  cash and notes and purchase of
  restricted shares with notes....            73
Repurchase of common stock........          (121)
Repayment of shareholder notes
  receivable......................             2
Net loss..........................        (2,918)
                                         -------
Balances as of September 30,
  1998............................        (5,552)
Issuance of common stock pursuant
  to exercise of stock options for
  cash and notes and purchase of
  restricted shares with notes....         2,730
Deferred compensation related to
  stock option grants.............            --
Repurchase of common stock........           (11)
Repayment of shareholder notes
  receivable......................            17
Amortization of stock-based
  compensation....................           776
Conversion of redeemable preferred
  stock to common stock...........        23,367
Compensation related to
  performance based stock
  options.........................            81
Issuance of common stock in
  initial public offering, net of
  issuance costs of $5,306........        48,944
Net loss..........................        (7,110)
                                         -------
Balances as of September 30,
  1999............................       $63,242
                                         =======

               See accompanying notes to the financial statements

                             KEYNOTE SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(7,110)   $(2,918)   $(2,049)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization...........................      868        336        133
    Amortization of discount on notes.......................       43         10          2
    Amortization of stock-based compensation................      776         --         --
    Compensation related to performance based stock
      options...............................................       81         --         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (1,841)      (399)       (55)
      Prepaids, other assets, and loans to related
        parties.............................................     (786)       (32)        (9)
      Accounts payable and accrued expenses.................    2,372        128         61
      Deferred revenue......................................      849        169         69
                                                              -------    -------    -------
        Net cash used for operating activities..............   (4,748)    (2,706)    (1,848)
                                                              -------    -------    -------
Cash flows used for investing activities:
  Purchases of property and equipment.......................   (2,622)    (1,011)      (423)
                                                              -------    -------    -------
Cash flows from financing activities:
  Repayments of notes payable and capital leases............     (440)      (134)       (38)
  Proceeds from issuance of notes payable...................    3,646        338        320
  Issuance of warrants to purchase preferred stock in
    connection with notes...................................       50         41         16
  Net proceeds from issuance of preferred stock.............   14,788      4,661      1,650
  Proceeds from bridge financing............................       --         --        900
  Proceeds from issuance of common stock....................    2,730         73         15
  Repurchase of common stock................................      (11)      (121)        (1)
  Repayments of shareholder notes...........................       17          2         14
  Issuance of common stock, net of issuance costs...........   48,944         --         --
                                                              -------    -------    -------
        Net cash provided by financing activities...........   69,724      4,860      2,876
                                                              -------    -------    -------
Net increase in cash and cash equivalents...................   62,354      1,143        605
Cash and cash equivalents at beginning of the year..........    2,293      1,150        545
                                                              -------    -------    -------
Cash and cash equivalents at end of the year................  $64,647    $ 2,293    $ 1,150
                                                              =======    =======    =======
  Noncash financing activities:
    Conversion of bridge financing to preferred stock.......  $    --    $    --    $   900
                                                              =======    =======    =======
    Issuance of common stock for shareholder notes
      receivable............................................  $    79    $   294    $    32
                                                              =======    =======    =======
    Deferred compensation related to stock option grants....  $ 1,911    $    --    $    --
                                                              =======    =======    =======
    Purchase of property and equipment through capital
      leases................................................  $   418    $    --    $    --
                                                              =======    =======    =======
    Conversion of preferred stock to common stock...........  $23,367    $    --    $    --
                                                              =======    =======    =======

               See accompanying notes to the financial statements

                             KEYNOTE SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  THE COMPANY

    Keynote Systems, Inc. (the Company) was incorporated on June 15, 1995. The Company provides Internet performance measurement and diagnostic services that enable e-commerce companies to measure, assure and improve the quality of service of their web sites.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A)  REVENUE RECOGNITION

    Subscription services revenue consists of fees from subscriptions to the Company's Internet measurement and diagnostic services. Subscription revenues are deferred upon the customer's invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. Revenue from consulting services is recognized as the services are performed, typically a period of one month. For longer consulting projects, the Company anticipates recognizing revenue on a percentage of completion basis.

    Cost of subscription revenues consists of connection fees to Internet service providers for deployment of the Company's computer measurement agents around the world, depreciation, maintenance and other equipment charges for the Company's measurement infrastructure. Cost of consulting services consists of compensation for consulting personnel and related costs. Operations expenses consist primarily of compensation and related costs for management personnel, technical support employees and consultants who manage and maintain the Company's measurements and headquarter infrastructure and support the Company's customer base.

    (B)  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (C)  CASH AND CASH EQUIVALENTS

    The Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company is exposed to credit risk in the event of default of the financial institutions to the extent of the amounts recorded on the balance sheet.

    (D)  PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Equipment under capital leases is amortized over the shorter of the useful life of the equipment or the lease term. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

    (E)  COMPREHENSIVE INCOME (LOSS)

    The Company has no components of other comprehensive loss for any period presented.

                             KEYNOTE SYSTEMS, INC.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    (F)  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable and equipment notes payable approximates fair market value. Cash and cash equivalents and accounts receivable approximate fair market value due to their short-term nature. Equipment notes approximate fair market value as interest rates on these notes approximate market rates. Financial instruments that subject the Company to concentrations of credit risk consists primarily of cash and cash equivalents and trade accounts receivable.

    Credit risk is concentrated in North America. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company has had immaterial write-offs of accounts receivable to date. Based on its ongoing credit evaluations, the Company has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein.

    (G)  PREPAIDS AND OTHER ASSETS

    Prepaids and other assets consist principally of deposits under operating leases, advances to employees and prepayments.

    (H)  STOCK-BASED COMPENSATION

    The Company accounts for stock option grants under Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits the use of the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Expense associated with stock-based compensation is being amortized ratably over the vesting period of the individual award.

    (I)  INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts the Company expects to realize.

    (J)  IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets

                             KEYNOTE SYSTEMS, INC.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (K)  RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company's service offerings have been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

    (L)  ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

    The Company classifies its investments in debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair market value, which approximates amortized cost. As of September 30, 1999 and 1998, the Company had no investments in debt or equity securities.

    (M)  NET LOSS PER SHARE

    Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the as "if-converted" basis. The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Shares outstanding under stock options.................   1,926        742        297
Shares of restricted stock subject to repurchase.......   1,479      2,036      1,028
Shares issuable pursuant to warrants to purchase:
  Convertible preferred stock..........................      --        390         36
  Common stock.........................................     110        110        110
Shares of convertible preferred stock on an "as-if"
  converted basis......................................      --      9,222      5,373

    The weighted-average exercise price of outstanding stock options was $6.16, $0.21, and $0.13 for the years ended September 30, 1999, 1998 and 1997, respectively. The weighted-average purchase price of restricted stock was $0.25, $0.16, and $0.06, for the years ended September 30, 1999, 1998 and 1997, respectively. The weighted-average exercise price of the convertible preferred stock warrants was $1.26, and $1.10 for the years ended September 30, 1998 and 1997, respectively. The weighted-average exercise price of common stock warrants was $0.05 for all periods presented.

    (N)  RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, AcSec issued Statement of Position (SOP) No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.
SOP No. 98-1 requires that certain costs

                             KEYNOTE SYSTEMS, INC.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 will have a material impact on its results of operations.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS, No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

(3)  SHAREHOLDER NOTES RECEIVABLE AND LOANS TO RELATED PARTIES

    In April 1998, the Company issued a shareholder note to an officer for $280,000 for the purchase of common stock. In May 1998, the Company issued a shareholder note to this officer for $300,000, in connection with the acceleration of the lapse of the Company's repurchase right with respect to the shares of common stock owned by him. In June 1999, these loans were consolidated into a single loan that accrues interest at a rate of 6% per annum and is due and payable on or before December 31, 2001. The loan is with full recourse and secured by a stock pledge agreement.

    In January 1999, the Company issued a full recourse shareholder note to an officer, secured by a stock pledge agreement for $75,000 related to the purchase of common stock. The note accrues interest at a rate of 7% per annum and is payable on or before January 2004. Additionally, the Company loaned the officer $150,000 in connection with a relocation he made upon joining the Company. The loan is secured by a security agreement, accrues interest at a rate of 9% per annum and is due and payable on or before January 2002.

(4)  PROPERTY AND EQUIPMENT

    A summary of property and equipment consisted of the following (in thousands):

                                                                SEPTEMBER 30,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Computer equipment and software............................  $ 4,495     $1,536
Furniture and fixtures.....................................      142         52
Leasehold improvements.....................................       16         16
                                                             -------     ------
                                                               4,653      1,604
Less accumulated depreciation and amortization.............   (1,376)      (499)
                                                             -------     ------
                                                             $ 3,277     $1,105
                                                             =======     ======

                             KEYNOTE SYSTEMS, INC.

(5)  NOTES PAYABLE

    Notes payable comprised the following (in thousands):

                                                                SEPTEMBER 30,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Equipment notes at an annual interest rate of between 5.6%
  and 10.25% payable in monthly installments, aggregating
  approximately $123,000 monthly through April 2002........  $ 3,089     $  542
Promissory note at an annual interest rate of 8.25% payable
  in February 2002.........................................      750         --
Discount...................................................      (59)       (45)
                                                             -------     ------
                                                               3,780        497
Less current portion.......................................    1,189        194
                                                             -------     ------
                                                             $ 2,591     $  303
                                                             =======     ======

    As of September 30, 1999, the aggregate maturities of notes payable for the years ending September 30, 2000, 2001 and 2002 are as follows: $1,189,000, $1,661,000 and $989,000, respectively. The Company has granted a security interest in a portion of its assets to secure the equipment and promissory notes.

    In connection with certain of the equipment notes, the Company issued warrants for the purchase of 145,454 shares of common stock at $0.55 per share and warrants for the purchase of 376,238 shares of common stock at $0.65 and $0.90 per share. Of the 145,454 warrants issued, 72,727 expire on December 31, 2002, and 72,727 expire on June 30, 2003. The 376,238 warrants expire by
June 30, 2004. As of September 30, 1999, the lender had not exercised the warrants. The fair value of the warrants on the dates of issuance determined using the Black-Scholes option-pricing model has been recorded, as a discount on the notes payable. The value of the warrants recorded in each of the years ended September 30, 1999 and 1998 were $50,000 and $41,000, respectively. The fair value of each warrant was estimated using the following assumptions: no dividends, risk free interest rate of between 5.5% and 6.7%, volatility of 50% and a contractual life of five years. The note discount is being amortized to interest expense using the interest method over the term of the related notes payable.

(6)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Redeemable convertible preferred stock outstanding as of September 30, 1998, was as follows:

                                            SHARES     ISSUED AND
                                          DESIGNATED   OUTSTANDING   CARRYING VALUE
                                          ----------   -----------   --------------
Series:
  Series A..............................   6,078,444    6,078,444      $1,261,790
  Series A1.............................   6,078,444           --              --
  Series B..............................   4,812,295    4,666,841       2,582,371
  Series B1.............................   4,812,295           --              --
  Series C..............................   8,138,476    7,262,238       4,735,923
  Series C1.............................   8,138,476           --              --
                                          ----------   ----------      ----------
                                          38,058,430   18,007,523      $8,580,084
                                          ==========   ==========      ==========

                             KEYNOTE SYSTEMS, INC.

(6)  REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

    The issuance costs associated with the issuance of Series A, B, and C redeemable convertible preferred stock was approximately $15,000, $16,000, and $60,000, respectively.

    In fiscal 1999, the Company raised $14.8 million by issuing 6,734,545 shares of Series D redeemable convertible preferred stock. The issuance costs associated with issuing Series D redeemable convertible preferred stock was approximately $82,000. In September of 1999, the Company completed its initial public offering of common stock. Each share of preferred stock was converted into 0.50 shares of common stock at the option of the shareholder, except for Series C that converted into 0.53 shares of common stock.

(7)  SHAREHOLDERS' EQUITY (DEFICIT)

    (A)  1999 EQUITY INCENTIVE PLAN

    In September 1999, the Company adopted the 1999 Equity Incentive Plan (Incentive Plan). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company's right of repurchase that lapses as the shares vest. In general, options will vest over a four-year period. As of September 30, 1999, the Company was authorized to issue up to 5.1 million shares of common stock in connection with its 1999 Equity Incentive Plan (the Plan) to employees, directors, and consultants, which includes options reserved for issuance under the Company's 1996 and 1997 stock option plans, which plans terminated upon the completion of the Company's initial public offering. The number of shares reserved under the Incentive Plan will increase automatically on January 1 of each calendar year by a number of shares equal to 5% of the Company's outstanding shares on the preceding December 31.

    Stock options granted prior to April 1999 were generally immediately exercisable subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the unvested portion of the shares upon the voluntary or involuntary termination of the purchaser's employment with the Company at the original issuance cost. The Company's right of repurchase lapses with respect to 25% of the shares after one year and ratably on a monthly basis over the following three years. Through September 30, 1999, 1.5 million shares of common stock issued upon exercise of stock options are subject to repurchase at a weighted-average price of $0. 25 per share. Certain of these restricted shares were issued to officers and employees of the Company for full recourse promissory notes with interest rates ranging from 6% to 7% and terms of 5 years.

    Under the Plan, the exercise price for incentive stock options is at least 100% of the stock's fair market value on the date of the grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonqualified stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning less than 10% of the voting power of all classes of stock. Options expire 10 years after the date of grant.

    (B)  1999 EMPLOYEE STOCK PURCHASE PLAN

    In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (Purchase Plan) and reserved 400,000 shares of common stock for issuance under this plan. The number of shares

                             KEYNOTE SYSTEMS, INC.

(7)  SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

reserved under the Purchase Plan will increase automatically on January 1 of each calendar year by a number of shares equal to 1% of the Company's outstanding shares on the preceding December 31. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee's compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share will be 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan will be intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Through September 30, 1999, no shares had been issued under this plan, and 400,000 shares had been reserved for future issuance.

    (C)  STOCK SPLIT

    On September 20, 1999, the Company effected a 1-for-2 reverse stock split of its common stock. The accompanying financial statements give effect to the 1-for-2 reverse stock split.

    (D)  STOCK-BASED COMPENSATION

    The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for certain stock options granted in fiscal 1999. For those option grants, the Company recorded deferred stock compensation of $1.9 million for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount is being amortized on a straight line basis over the vesting period, generally four years. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Net loss (in thousands):
  As reported.....................................  $(7,110)   $(2,918)   $(2,049)
                                                    =======    =======    =======
  Pro forma.......................................  $(7,297)   $(2,934)   $(2,051)
                                                    =======    =======    =======
Basic and diluted net loss per share:
  As reported.....................................  $ (1.54)   $ (1.10)   $ (0.84)
                                                    =======    =======    =======
  Pro forma.......................................  $ (1.58)   $ (1.11)   $ (0.84)
                                                    =======    =======    =======

    The fair value of each option was estimated on the date of grant using Black-Scholes option pricing model. The calculation includes the following weighted-average assumptions: no dividends, expected volatility of 70% risk free interest rate of 5.45%, 5.55%, and 6.22% for fiscal 1999, 1998 and 1997, respectively, and expected life of 2.50, 2.84, and 3.17 years for fiscal 1999, 1998 and 1997, respectively.

    The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for

                             KEYNOTE SYSTEMS, INC.

(7)  SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

the grants in fiscal 1999: no expected dividends, expected volatility of 70%, risk-free rate of 5.45% and expected life of 1.33 years. The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 1999 was $9.90 per share.

    A summary of activity under the Company's option plans is as follows (in thousands, except per share data):

                                                                YEARS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------
                                                    1999                  1998                  1997
                                             -------------------   -------------------   -------------------
                                                        WEIGHTED              WEIGHTED              WEIGHTED
                                                        AVERAGE               AVERAGE               AVERAGE
                                                        EXERCISE              EXERCISE              EXERCISE
                                              SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                             --------   --------   --------   --------   --------   --------
Outstanding at the beginning of the year...     742      $0.21         297     $0.14         75      $0.05
Granted....................................   2,080       5.92       2,346      0.21      1,106       0.07
Exercised..................................    (798)      0.66      (1,845)     0.20       (832)      0.05
Canceled...................................     (98)      0.78         (56)     0.13        (52)      0.05
                                              -----      -----      ------     -----      -----      -----
Outstanding at the end of the year.........   1,926       6.16         742      0.21        297       0.14
                                              =====      =====      ======     =====      =====      =====
Options exercisable at end of the year.....     567       1.47         642      0.21        185       0.13
                                              =====      =====      ======     =====      =====      =====
Weighted-average fair value of options
  granted during the year with exercise
  prices equal to fair value at date of
  grant....................................               2.90                  0.03                  0.01
Weighted-average fair value of options
  granted during the year with exercise
  prices less than fair value at date of
  grant....................................               2.61                    --                    --

    The following table summarizes information about stock options outstanding as of September 30, 1999 (in thousands, except per share data):

                              OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                      ------------------------------------   -----------------------
                                     WEIGHTED-
                                      AVERAGE     WEIGHTED                 WEIGHTED-
                        NUMBER       REMAINING     -AVE.       NUMBER       AVERAGE
                      OUTSTANDING   CONTRACTUAL   EXERCISE   OUTSTANDING   EXERCISE
  EXERCISE PRICES     AT 9/30/99       LIFE        PRICE     AT 9/30/99      PRICE
--------------------  -----------   -----------   --------   -----------   ---------
       $0.05                12          7.51       $ 0.05         12         $0.05
From $0.20 to $0.24        137          8.67         0.23        133          0.23
From $0.50 to $0.60        133          9.24         0.52        113          0.50
From $1.60 to $3.20        326         10.00         1.88        246          1.61
       $4.42                97         10.00         4.42         43          4.42
From $8.00 to $9.00       1010         10.00         8.30         20          8.00
       $11.00              211         10.00        11.00         --            --
                         -----         -----       ------        ---         -----
From $0.05 to $11.00     1,926          9.84       $ 6.16        567         $1.47
                         =====         =====       ======        ===         =====

                             KEYNOTE SYSTEMS, INC.

(7)  SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

    The Company has granted approximately 85,000 performance-based stock options to various employees. The Company has accounted for the options in accordance with APB 25. As a result, the Company recorded a compensation charge of $81,000 during the year ended September 30, 1999.

(8)  INCOME TAXES

    The differences between the income tax benefit computed at the federal statutory rate of 34% and the Company's tax provision for the years ended September 30, 1999 and 1998 are a result of the following (in thousands):

                                                          1999         1998
                                                       -----------   ---------
Computed "Expected" tax expense......................  ($2,417,543)  ($991,914)
Non-deductible expenses..............................      197,170       2,022
Net operating losses not utilized....................    2,220,373     989,892
                                                       -----------   ---------
  Total..............................................  $        --   $      --
                                                       ===========   =========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 1999 and 1998 are presented in the following table (in thousands):

                                                            SEPTEMBER 30,
                                                       -----------------------
                                                          1999         1998
                                                       -----------   ---------
Deferred start-up costs..............................  $       169   $     235
Net operating loss carryforwards.....................        3,957       1,832
Tax credit carryforwards.............................          247         141
Other................................................          414          21
                                                       -----------   ---------
Total deferred tax assets............................        4,787       2,229
Valuation allowance..................................       (4,769)     (2,229)
                                                       -----------   ---------
Net deferred tax assets..............................           18          --
                                                       -----------   ---------
Deferred tax liabilities:
  Plant and equipment................................          (18)         --
  Total deferred tax liabilities.....................          (18)         --
                                                       -----------   ---------
Net deferred tax asset (liability)...................  $        --   $      --
                                                       ===========   =========

    In light of the Company's recent history of operating losses, the Company has provided a valuation allowance for all of its deferred tax assets as it is presently unable to conclude that it is more likely than not that the deferred tax assets will be realized. The net change in the valuation allowance for fiscal 1999 and 1998 was $1.2 million and $2.5 million, respectively.

                             KEYNOTE SYSTEMS, INC.

(8)  INCOME TAXES (CONTINUED)

    As of September 30, 1999 the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $10.6 available to reduce future income subject to income taxes. As of September 30, 1999, the Company had net operating loss carryforwards for state income tax purposes of approximately $6.2 million available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire in various periods through 2019. State net operating loss carryforwards expire in various periods through 2004. In addition, as of September 30, 1999, the Company had federal research and development tax credit carryforwards of approximately $154,000. The federal credit carryforwards expire in various periods through 2019. As of September 30, 1999, the Company had California research and development tax credit carryforwards of approximately $140,000. The California credit may be carried over indefinitely. The U.S. Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards and research and development credits available to be used in any given year upon the occurrence of certain events, including a significant change to ownership. The Company has not determined whether an ownership change has occurred which could limit the availability of net operating losses.

(9)  LEASES

    The Company leases its facilities and certain equipment under noncancelable operating leases, which expire on various dates through December 2000. Additionally, the Company has recorded equipment under capital lease. At September 30, 1999, future minimum payments under the leases are as follows (in thousands):

YEARS ENDING SEPTEMBER 30,                                   OPERATING   CAPITAL
--------------------------                                   ---------   --------
2000.......................................................    $726        $154
2001.......................................................      --         154
2002.......................................................      --         116
                                                               ----        ----
                                                               $726         424
                                                               ====
Less amount representing interest..........................                 (40)
                                                                           ----
Present value of minimum lease payments....................                 384
Current portion of capital lease obligation................                 133
                                                                           ----
Capital lease obligation, less current portion.............                $251
                                                                           ====

    Rent expense for the years ended September 30, 1999, 1998 and 1997 was approximately $551,000, $115,000 and $84,000, respectively.

(11)  GEOGRAPHIC, SEGMENT, AND SIGNIFICANT CUSTOMER INFORMATION

    In fiscal 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The financial information the CEO reviews is identical to the information presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: developing and selling services to measure, assure and improve the quality of service of web sites.

    The Company markets its products from its operations in the United States. International sales are primarily to customers in Europe. These sales and foreign-owned assets are not significant.

    Significant customer information is as follows:

                                                                                        PERCENT OF TOTAL
                                          PERCENT OF TOTAL REVENUE                    ACCOUNTS RECEIVABLE
                                   --------------------------------------         ----------------------------
                                         YEARS ENDED SEPTEMBER 30,                      AT SEPTEMBER 30,
                                   --------------------------------------         ----------------------------
                                     1999           1998           1997             1999                1998
                                   --------       --------       --------         --------            --------
Customer A..................          --              1%            11%              --                  --
Customer B..................           4%            15%             1%              --                  10%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information relating to our directors is set forth under the caption "Proposal No. 1--Election of Directors" in our definitive Proxy Statement (the "Proxy Statement") in connection with the 2000 Annual Meeting of Shareholders to be held in February of 2000. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information relating to security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information relating to certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents to be filed as part of this Annual Report on Form 10-K

    (1) Financial Statements (see index to item 8).

    (2) Financial Statement Schedules.

        The following financial statement schedule is filed as part of this report and should be read together with our financial statements:
        Schedule II--Valuation and Qualifying Accounts

    (3) Exhibits

        The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding the exhibits. The Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

    None

(c) Exhibits (see Item 14(a)(3)).

(d) Financial Statements (see Item 14(a)(2)).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Report has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 17th day of December, 1999.

                                                       KEYNOTE SYSTEMS INCORPORATED

                                                       By:               /s/ UMANG GUPTA
                                                            -----------------------------------------
                                                                           Umang Gupta
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----
PRINCIPAL EXECUTIVE OFFICER:

                   /s/ UMANG GUPTA                     Chairman of the Board,
     -------------------------------------------         Chief Executive Officer    December 17, 1999
                     Umang Gupta                         and Director

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

                   /s/ JOHN FLAVIO                     Vice President of Finance
     -------------------------------------------         and Chief Financial        December 17, 1999
                     John Flavio                         Officer

ADDITIONAL DIRECTORS:

                  /s/ EUGENE SHKLAR
     -------------------------------------------       Director                     December 17, 1999
                    Eugene Shklar

                   /s/ DAVID COWAN
     -------------------------------------------       Director                     December 17, 1999
                     David Cowan

     -------------------------------------------       Director                     December 17, 1999
                     Mark Leslie

     -------------------------------------------       Director                     December 17, 1999
                  Stratton Sclavos

                                 EXHIBIT INDEX

       NUMBER           EXHIBIT TITLE
---------------------   -------------
        3.01            Registrant's Amended and Restated Articles of
                          Incorporation.(1)
        3.02            Registrant's Amended and Restated Certificate of
                          Incorporation.(1)
        3.03            Registrant's Amended and Restated Bylaws.(1)
        4.01            Form of Specimen Certificate for Registrant's common
                          stock.(1)
        4.02            Third Amended and Restated Investors' Rights Agreement,
                          dated April 26, 1999.(1)
       10.01            Form of Indemnity Agreement between Registrant and each of its directors and executive officers.(1)
       10.02            1996 Stock Option Plan.(1)
       10.03            1999 Stock Option Plan.(1)
       10.04            1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.(1)
       10.05            1999 Employee Stock Purchase Plan and related forms of
                          enrollment form, subscription agreement, notice of
                          withdrawal and notice of suspension.(1)
       10.06            401(k) Plan.(1)
       10.07            Memorandum of Understanding between the Registrant and
                          Verisign, Inc. dated as of February 17,1999.(1)
       10.08            Employment Agreement dated December 7, 1997 between Keynote
                          Systems Incorporated and Umang Gupta.(1)
       10.09            Form of Loan Agreement between the Registrant and Umang
                          Gupta, dated as of June 28, 1999.(1)
       10.10            Loan and Security Agreement between the Registrant and Lloyd
                          Taylor, dated as January 1999.(1)
       10.11            Loan and Pledge Agreement between the Registrant and Lloyd
                          Taylor, dated as of January 15, 1999.(1)
       10.16            Office sublease between Registrant and Electronics for
                          Imaging, Inc., dated as of February 23, 1999.(1)
       10.26            Warrant to purchase 65,454 shares of Series B preferred
                          stock of Registrant held by Western Technologies
                          Investments, Inc. (formerly known as Venture Lending and
                          Leasing, Inc.).(1)
       10.27            Warrant to purchase 7,273 shares of Series B preferred stock of Registrant held by Robert A. Kingsbrook.(1)
       10.28            Warrant to purchase 19,636 shares of Series B preferred
                          stock held by Western Technology Investment, Inc.
                          (formerly known as Venture Lending and Leasing, Inc.).(1)
       10.29            Warrant to purchase 45,818 shares of Series B preferred
                          stock of Registrant held by Western Technology
                          Investment, Inc. (formerly known as Venture Lending and
                          Leasing II, Inc.).(1)
       10.30            Warrant to purchase 7,273 shares of Series B preferred stock of Registrant held by Robert A. Kingsbrook.(1)
       10.31            Warrant to purchase 20,308 shares of Series C preferred
                          stock held by Western Technology Investment, Inc.
                          (formerly known as Venture Lending and Leasing, Inc.).(1)
       10.32            Warrant to purchase 47,384 shares of Series C preferred
                          stock of Registrant held by Western Technology
                          Investment, Inc. (formerly known as Venture Lending and
                          Leasing II, Inc.).(1)
       10.33            Warrant to purchase 30,769 shares of Series C preferred
                          stock of Registrant held by Comdisco, Inc.(1)
       10.34            Warrant to purchase 277,777 shares of Series C preferred
                          stock of Registrant held by Comdisco, Inc.(1)
       27.01            Financial Data Schedule.

------------------------

(1) Incorporated by reference to exhibits of the same number to Registrant's registration statement on Form S-1 (File. No. 333-82781) declared effective by the Securities and Exchange Commission on September 24, 1999.

                             KEYNOTE SYSTEMS, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT    ADDITIONS
                                                 BEGINNING OF   CHARGED TO                   BALANCE AT
CLASSIFICATION                                      PERIOD      OPERATIONS   WRITE - OFFS   END OF PERIOD
--------------                                   ------------   ----------   ------------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  YEAR ENDED:
    September 30, 1997.........................     $    --      $ 12,000     $  (2,000)      $ 10,000
    September 30, 1998.........................     $10,000      $164,000     $(152,000)      $ 22,000
    September 30, 1999.........................     $22,000      $301,000     $ (68,000)      $255,000