Form 10-Q
period 1999-12-31
KEYNOTE SYSTEMS INC
filed 2000-02-14
CIK 1032761

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________

                                   FORM 10-Q

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM      TO

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                  Shares outstanding at January 31, 2000
                 -----                  --------------------------------------
       Common Stock, $.001 par value                  23,772,285

                                Keynote Systems

                               Table of Contents

                                      PART I - FINANCIAL INFORMATION                                         Page
                                                                                                             ----
Item 1.     Financial Statements..........................................................................      2
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........      8
Item 3.     Quantitative and Qualitative Disclosures about Market Risk ...................................     20

                                         PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.............................................................................     21
Item 2.     Changes in Securities and Use of Proceeds.....................................................     21
Item 3.     Defaults Upon Senior Securities...............................................................     21
Item 4.     Submission of Matters to a Vote of Security Holders...........................................     21
Item 5.     Other Information.............................................................................     21
Item 6.     Exhibits and Reports on Form 8-K..............................................................     21
Signatures................................................................................................     22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                             KEYNOTE SYSTEMS, INC.

             Index to Condensed Consolidated Financial Statements


                                                                                                                      Page
                                                                                                                      ----
Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 1999................................     3

Condensed Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998...............     4

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 1998...............     5

Notes to Condensed Consolidated Financial Statements................................................................     6

                             KEYNOTE SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                 December 31, 1999        September 30, 1999
------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents...................................       $ 69,208                    $ 64,647
     Accounts receivable, net....................................          4,100                       2,295
     Current portion of loans to related parties.................            491                           -
     Prepaids and other current assets...........................            831                         333
                                                                        --------                    --------
          Total current assets...................................         74,630                      67,275

Property and equipment, net......................................          3,813                       3,277
Loans to related parties, less current portion...................            456                         451
Other assets.....................................................            363                          68
                                                                        --------                    --------

                                                                        $ 79,262                    $ 71,071
                                                                        ========                    ========

Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of notes payable............................       $  1,192                    $  1,189
     Current portion of capital lease obligations................            135                         133
     Accounts payable and accrued expenses.......................          3,467                       2,578
     Deferred revenue............................................          2,814                       1,087
                                                                        --------                    --------
          Total current liabilities..............................          7,608                       4,987

Notes payable, less current portion..............................          2,311                       2,591
Capital lease obligations, less current portion..................            216                         251
                                                                        --------                    --------
          Total liabilities......................................         10,135                       7,829

Shareholders' equity:
     Common stock................................................             24                          23
     Additional paid-in capital..................................         85,249                      77,430
     Deferred stock-based compensation...........................         (1,049)                     (1,135)
     Shareholder notes receivable................................           (373)                       (388)
     Accumulated deficit.........................................        (14,724)                    (12,688)
                                                                        --------                    --------
     Total shareholders' equity..................................         69,127                      63,242
                                                                        --------                    --------

                                                                        $ 79,262                    $ 71,071
                                                                        ========                    ========

   See accompanying notes to the condensed consolidated financial statements

                             KEYNOTE SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)



                                                             Three Months Ended December 31,
                                                            ---------------------------------
                                                               1999                  1998
                                                            ---------             -----------
Revenue:
   Subscription services.............................         $ 4,579             $    889
   Consulting services...............................             217                    -
                                                             --------            ---------
        Total revenues...............................           4,796                  889

Expenses
   Cost of subscription services.....................           2,066                  168
   Cost of consulting services.......................             254                    -
   Research and development..........................             841                  325
   Sales and marketing...............................           2,728                  627
   Operations........................................             777                  229
   General and administrative........................             839                  254
   Amortization of stock-based compensation..........              86                   23
                                                             --------            ---------
        Total expenses...............................           7,591                1,626
                                                             --------            ---------

        Loss from operations.........................          (2,795)                (737)

Interest income (expense), net.......................             759                  (61)
                                                             --------            ---------

        Net loss.....................................         $(2,036)            $   (798)
                                                             ========            =========
Loss per share:
        Basic and diluted............................         $ (0.09)            $  (0.27)
                                                             ========            =========

Weighted average common shares outstanding:
        Basic and diluted............................          22,798                3,004
                                                             ========            =========

   See accompanying notes to the condensed consolidated financial statements

                             KEYNOTE SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                     Three Months Ended December 31,
                                                                                                    --------------------------------
                                                                                                           1999          1998
                                                                                                      ------------    ------------
Cash flows from operating activities:
   Net loss .....................................................................................         $ (2,036)   $   (796)
   Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization................................................................              440         114
    Amortization of discount on notes............................................................                8           9
    Amortization of stock based compensation.....................................................               86          23
    Changes in operating assets and liabilities:
     Accounts receivable.........................................................................           (1,805)        (95)
     Prepaids and other assets...................................................................           (1,289)        (12)
     Accounts payable and accrued expenses.......................................................              889         (10)
     Deferred revenue............................................................................            1,727         248
                                                                                                         ---------   ---------

        Net cash used for operating activities...................................................           (1,980)       (519)
                                                                                                         ---------   ---------
Cash flows used for investing activities:
   Purchases of property and equipment...........................................................             (976)       (155)
                                                                                                         ---------   ---------
Cash flows from financing activities:
   Repayments of notes payable...................................................................             (318)        (59)
   Proceeds from issuance of notes payable.......................................................                -       2,694
   Proceeds from public offering, net of issuance costs..........................................            7,811           -
   Repayments of shareholder notes...............................................................               15           -
   Issuance of common stock, net of issuance costs...............................................                9          13
                                                                                                         ---------   ---------
        Net cash provided by financing activities................................................            7,517       2,648
                                                                                                         ---------   ---------

Net increase in cash and cash equivalents........................................................            4,561       1,974
Cash and cash equivalents at beginning of the period.............................................           64,647       2,293
                                                                                                         ---------   ---------
Cash and cash equivalents at end of the period...................................................         $ 69,208    $  4,268
                                                                                                         =========   =========
   Noncash financing activities:
        Issuance of common stock for shareholder notes receivable................................         $      -    $      4
                                                                                                         =========   =========
        Deferred compensation related to stock option grants.....................................         $      -    $    363
                                                                                                         ---------   ---------

   See accompanying notes to the condensed consolidated financial statements

                             KEYNOTE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying interim unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. (the Company) at December 31, 1999, and the results of operations and cash flows for the interim periods ended December 31, 1999 and 1998.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. We filed audited financial statements that included all information and footnotes necessary for a complete presentation for each of the years in the three year period ended September 30, 1999 in Keynote's combined annual report on Form 10-K for the fiscal year ended September 30, 1999.

     The results of operations for any interim period are not necessarily indicative of the Company's results of operations for any other future interim period or for a full fiscal year.


(2)  REVENUE RECOGNITION POLICY

     Subscription services revenue consists of fees from subscriptions to the Company's Internet measurement and diagnostic services. Subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. Revenue from consulting services is recognized as the services are performed, typically a period of one month. For longer consulting projects, the Company recognizes revenue on a percentage of completion basis.

     Cost of subscription revenues consists of connection fees to Internet service providers for bandwidth usage of the Company's computer measurement agents around the world, depreciation, maintenance and other equipment charges for the Company's measurement infrastructure. Cost of consulting services consists of compensation for consulting personnel and related costs. Operations expenses consist primarily of compensation and related costs for management personnel, technical support employees who manage and maintain the Company's measurement data and headquarter infrastructure and support the Company's customer base.

(3)  COMPREHENSIVE LOSS

     The Company has no components of other comprehensive loss for any period presented.

(4)  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values.


(5)  SHAREHOLDER'S EQUITY

     In October 1999, the Company raised $7.8 million, net of issuance costs from the exercise of the underwriters' over-allotment option to purchase 600,000 shares of the Company's common stock granted in connection with its initial public offering.

                             KEYNOTE SYSTEMS, INC.

(6)  NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the "as-if-converted" basis.


     The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                                          Three Months ended
                                                                             December 31,
                                                                         1999          1998
                                                                      ----------  --------------
              Shares outstanding under stock options                       2,058             701
              Shares of restricted stock subject to repurchase               675           1,949
              Shares issuable pursuant to warrants to purchase:
                   Convertible preferred stock                                 -             537
                   Common stock                                                7             110
              Shares of convertible preferred stock on an
                    "as-if-converted" basis                                    -           9,222

     The weighted-average exercise price of stock options was $6.81 and $0.21 for the three months ended December 31, 1999 and 1998, respectively. The weighted-average purchase price of restricted stock was $0.19 and $0.14, for the three months ended December 31, 1999 and 1998, respectively. The weighted-average exercise price of the convertible preferred stock warrants was $1.341.26 for the three months ended December 31, 1998. The weighted average exercise price of the common stock warrants were $1.10 and $1.34 for the three months ended December 31, 1999 and 1998, respectively.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.


(8)  SEGMENT INFORMATION

     The Company has determined that it operations in a single operating segment: developing and selling services to measure, assure and improve the quality of service of web sites. In December 1999, the Company opened an international office located in Paris, France. All of the Company's long-lived assets are located in the United States. To date, there have been no significant operating revenues or expenses from the Company's international operations. For the three months ended December 31, 1999, one customer accounted for approximately 12% of total revenues.

(9)  SUBSEQUENT EVENTS

     In January 2000, the Company filed a Registration Statement on Form S-1 in connection with the proposed public offering of 4,750,000 shares of its common stock. The Company is offering 1,000,000 shares and the selling shareholders are offering an additional 3,750,000 shares. An additional 712,500 shares would be offered if the underwriter's exercise their over allotment option.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following information in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

     Except for historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of
1933 and Section 21E of the Securities Exchange Act of 1934, as amended.   Such
forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, revenue mix and plans for addressing Year 2000 issues. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2000 and our Annual Report on Form 10-K, which was filed on December 21, 1999. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

     Keynote provides Internet performance measurement and diagnostic services that enable electronic commerce, or e-commerce, companies to measure, assure and improve the quality of service of their web sites. E-commerce web sites face a different set of challenges than those faced by conventional "bricks and mortar" stores. In order to discourage customers from "clicking away" to competing web sites, e-commerce web sites must deliver fast page downloads, efficient transactions and high reliability of access.

     Keynote was founded in June 1995 to measure Internet performance and to market and sell the information derived from our measurement results. In April 1997, we began to sell Keynote Perspective, a service that measures the performance and availability of web file downloads. In September 1997, we released and updated all existing customers to a new version of Keynote Perspective, which allowed our customers to view the performance data online without installing any software. Our next release of Keynote Perspective, in July 1998, allowed our customers to download and analyze the performance of entire web pages, including text and graphics. In April 1999, we released a new version of Keynote Perspective, which included our Transaction service, which measures the time it takes to execute an interactive transaction that involves the display of multiple web pages, such as placing an online stock trade order. In July 1999, we introduced our Keynote Lifeline service. In December 1999, we introduced Keynote Consumer Perspective, which measures web-site performance via Internet access methods typically used from home, such as dial-up connections, cable modems, and digital subscriber lines. In January 1999, we began offering consulting services, which are designed to assist our customers in evaluating, interpreting and improving their performance measurement and diagnostic results

     Our direct sales organization also provides telephone and e-mail sales support, telemarketing services and pre-sales technical support. We believe our direct sales approach enables us to focus our resources on ascertaining the needs of our customers, to devote significant attention to customer satisfaction and to quickly offer new services to our existing customers.

     We also distribute our services through web-hosting and Internet service providers such as Digex and GlobalCenter, which manage e-commerce web sites for other companies. These companies sell or bundle our services to part of their customer base as a value-added service to these customers and as a management tool for themselves. We also market our services through VeriSign and Network Solutions, which are companies that sell services complementary to ours.

     We derive and expect to continue to derive all of our subscription revenues from the sale of our Internet performance measurement, consulting and diagnostic services. Keynote Perspective is subscription-based services that our customers purchase for at least an initial three-month term and then may renew their subscription on a month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of measurement locations, the frequency of the measurements, and the additional features ordered. Although consulting revenues have not been significant to date, we believe that consulting revenues may become more important in the future as we pursue additional consulting opportunities. Our international revenues to date have not been significant.

     We recognize revenues ratably as services are performed. We typically invoice our customers monthly in advance for our services. Any unearned revenue is recorded as deferred revenue on our balance sheet. As of December 31, 1999, we had recorded $2.8 million of deferred revenue. Revenues from our consulting services are recognized as the services are performed; a typical project lasts one month. For longer consulting projects, we anticipate recognizing revenue on a percentage-of-completion basis.

     We have experienced substantial net losses since inception. As of December 31, 1999, we had an accumulated deficit of $14.7 million. Although our revenues have grown significantly in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We expect to incur significant losses in the future.

     For the three months ended December 31, 1999, 10 customers accounted for approximately 42% of our total quarterly revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.


Results of Operations

 Revenues

For the three months ended December 31:                                  1999                 1998                % Change
                                                                  -------------------  -------------------  --------------------
Revenue                                                                        (In thousands)
    Revenues                                                                   $4,796                $ 889                  439%


     Revenues were $4.8 million for the three months ended December 31, 1999 and $889,000 for the three months ended December 31, 1998, representing an increase of $3.9 million, or 439%. Subscription services represented 95% of total revenues for the three months ended December 31, 1999 and 100% of total revenues for the three months ended December 31, 1998. The increase in total revenues was attributable to the increase in both the number of new customers and the increase in revenue from existing customers. For the three months ended December 31, 1999, one customer accounted for approximately 12% of total revenues. For the three months ended December 31, 1998, no customers accounted for more than 10% of total revenues.

 Expenses

For the three months ended December 31:                                  1999                 1998                % Change
                                                                  -------------------  -------------------  --------------------
                                                                               (In thousands)
    Cost of subscription services                                              $2,066                $ 168                 1130%
    Cost of consulting services                                                $  254                $  --

     Cost of Subscription Services. Cost of subscription services consists of connection fees to Internet service providers for bandwidth usage of our measurement computers around the world and depreciation, maintenance and other equipment charges for our measurement infrastructure. Cost of subscription services was $2.1 million for the three months ended December 31, 1999 and $168,000 for the three months ended December 31, 1998, representing an increase of $1.9 million, or 1130%. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and more depreciation and equipment charges. In addition, during the three months ended December 31, 1999, we continued to increase measurement capacity and bandwidth at our existing locations, and expand our measurement infrastructure. Cost of subscription services was 45% of subscription services for the three months ended December 31, 1999 and 19% of subscription services for the three months ended December 31, 1998.

      Cost of Consulting Services. Cost of consulting services consists of compensation expenses for consulting personnel and related costs. Our cost of consulting services was $254,000 for the three months ended December 31, 1999 and $0 for the three months ended December 31, 1998. Cost of consulting services exceeded consulting services revenue for the three months ended December 31, 1999 because our consulting division was formed in January 1999. We expect that the cost of consulting services as a percentage of consulting services revenue will be greater than the cost of subscription services as a percentage of subscription services revenues.


For the three months ended December 31:                                  1999                 1998                % Change
                                                                  -------------------  -------------------  --------------------
                                                                               (In thousands)
    Research and development                                                    $ 841                $ 325                  159%


     Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development personnel and outside contractors. Our research and development expenses were $841,000 for the three months ended December 31, 1999 and $325,000 for the three months ended December 31, 1998, representing an increase of $516,000, or 159%. This increase was primarily related to the increase in software engineers, project management and quality assurance personnel and outside consultants. To date, all research and development expenses have been expensed as incurred. We believe that a significant increase in our research and development investment is essential for us to maintain our market position and to continue to enhance and expand our services. Accordingly, we anticipate research and development expenses are likely to increase in the foreseeable future.

For the three months ended December 31:                                  1999                 1998                % Change
                                                                  -------------------  -------------------  --------------------
                                                                               (In thousands)
    Sales and marketing                                                        $2,728                $ 627                  335%


     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses were $2.7 million for the three months ended December 31, 1999 and $627,000 for the three months ended December 31, 1998, representing an increase of $2.1 million or 335%. This increase reflects our investment in additional personnel in our sales and marketing organization and marketing programs. It also includes salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and to further increase acceptance of our services. Accordingly, we anticipate sales and marketing expenses will increase in the foreseeable future.



For the three months ended December 31:                                  1999                 1998                % Change
                                                                  -------------------  -------------------  --------------------
                                                                               (In thousands)
    Operations                                                                  $ 777                $ 229                  239%

     Operations. Operations expenses consist primarily of compensation and related costs for management personnel, technical support employees and who manage and maintain our measurement and headquarters infrastructure and support our customers. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Operations expenses were $777,000 for the three months ended December 31, 1999 and $229,000 for the three months ended December 31, 1998, representing an increase of $548,000 or 239%. This increase was primarily related to the hiring of personnel to manage and support our growing customer base. We believe that continued investment is necessary to support our ability to successfully develop, deploy and operate our growing Internet measurement infrastructure, as well as to successfully support our customer base. Accordingly, we anticipate that operations costs will increase in the foreseeable future.


For the three months ended December 31:                                  1999                 1998                % Change
                                                                  -------------------  -------------------  --------------------
                                                                               (In thousands)
    General and administrative                                                  $ 839                $ 254                  231%

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. Our general and administrative expenses were $839,000 for the three months ended December 31, 1999 and $254,000 for the three months ended December 31, 1998, representing an increase of $585,000, or 231%. This increase was primarily related to hiring additional employees to support the growth of our business, as well as increases in costs associated with becoming a public company. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company, including annual and other public reporting costs, directors' and officers' liability insurance and investor relations programs.



For the three months ended December 31:                                  1999                 1998                % Change
                                                                  -------------------  -------------------  --------------------
                                                                               (In thousands)
    Amortization of stock-based compensation                                    $  86                $  23                  270%

     Amortization of Stock-Based Compensation. Some options granted prior to December 31, 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded $86,000 and $23,000 in stock-based compensation expense for the three months ended December 31, 1999 and 1998, respectively, relating to the amortization of deferred compensation expense and had an aggregate of $1.0 million of deferred compensation remaining to be amortized as of December 31, 1999. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $341,000 in fiscal 2000, $341,000 in fiscal 2001, $341,000 in fiscal 2002 and $112,000 in fiscal 2003.

For the three months ended December 31:                                  1999                  1998                % Change
                                                                  -------------------  --------------------  --------------------
                                                                               (In thousands)
    Interest income (expense), net                                              $ 759               ($  61)                 1344%


     Interest Income (Expense), Net

     Net interest income (expense) was $759,000 for the three months ended December 31, 1999 and $(61,000) for the three months ended December 31, 1998, representing an increase of $820,000. The increase was primarily due to higher interest income from our increase in cash and cash equivalents resulting from the proceeds we received from our initial public offering.

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

Liquidity and Capital Resources

     Since our inception, we have funded our operations primarily through private placements of our common stock and convertible redeemable preferred stock with strategic investors, venture capital firms and private investors. Prior to our initial public offering, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In our initial public offering, we raised $56.7 million, net of issuance costs, including $7.8 million raised from the exercise of the underwriter's over-allotment option, which occurred in October 1999. In addition, we financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at December 31, 1999 for these loans and leases was approximately $3.9 million. At December 31, 1999, we had approximately $69.2 million in cash and cash equivalents investments.

     Net cash used in operating activities was $2.0 million in the three months ended December 31, 1999, $519,000 in the three months ended December 31, 1998. Net cash used in operating activities was primarily the result of net operating losses and changes in accounts receivable and prepaid expenses, partially offset by changes in deferred revenues, accounts payable and accrued expenses and depreciation of property and equipment.

     Since inception, our investing activities have been purchases of property and equipment. Capital expenditures totaled $976,000 in the three months ended December 31, 1999 and $155,000 in the three months ended December 31, 1998.

     Our financing activities provided $7.5 million in the three months ended December 31, 1999 and $2.6 million in the three months ended December 31, 1998. In the three months ended December 31, 1999, we raised $7.8 million from the exercise of the underwriter over-allotment option from our initial public offering. During the three months ended December 31, 1998, we received $2.7 million in proceeds from our equipment loans.

     As of December 31, 1999, our principal commitments consisted of $3.9 million in loans and capital leases. We have granted a security interest in substantially all of our assets to secure these loans. The interest rate on our loans in the form of equipment notes ranged from 5.60% to 10.25% per year and the interest rate on the loans in the form of a promissory note bore interest at a rate of 8.25% per year. As of December 31, 1999, we also had commitments of approximately $482,000 in future lease payments for our headquarters facility. We had no material commitments for capital expenditures as of December 31, 1999. Because we expect to continue to increase the number of our measurement computers and increase their measurement capacity, we expect that we will make additional capital expenditures to purchase this equipment. We anticipate that we will also experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

     We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. After that time, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our shareholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

Year 2000 Compliance

     Background of Year 2000 Issues

     Many currently installed computer systems and software products are unable to distinguish between twentieth-century dates and twenty-first century dates because these systems were developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these year 2000 requirements. Nothwithstanding the passage of January 1, 2000, our business could still face year 2000 problems.

     State of Readiness

     Our business depends on the operation of many systems that could potentially be affected by year 2000-related problems. Those systems include, among others:

     . hardware and software systems used by us to deliver services to customers, including our proprietary software systems as well as software supplied by other companies;

     .    communications networks such as the Internet and private Intranets;

     .    the internal systems of our customers and suppliers;

     . the hardware and software systems used internally by us in the management of our business; and

     . non-information technology systems and services, such as power, telephone systems and building systems.

     Representatives of the research and development, operations and administrative departments were charged with the responsibility of formulating and implementing our year 2000 readiness and have completed a phased approach to analyzing our operations and relationships as they relate to the year 2000 problem. The phases of our year 2000 program were as follows:

     . assignment of responsibility for external issues, such as products licensed by us from third parties, internal issues, such as systems, facilities, equipment and software;

     . inventory of our operations and relationships subject to the year 2000 problem;

     . comprehensive analysis, including impact analysis and cost analysis, of our year 2000 readiness; and

     .    remediation and testing.

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

     To date, we have not encountered any material year 2000 problems with our computer systems or any other equipment that might be subject to these problems. We have not incurred material costs in connection with our year 2000 efforts to date and do not expect to do so in the future, other than diversion of employee time from other projects.

     We could also experience serious harm to our business if we fail to identify all year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. We cannot assure you that the total cost of year 2000 compliance will not be material to our business. We may not identify and remediate all significant year 2000 problems on a timely basis, remediation efforts may involve significant time and expense, and unremediated problems may seriously harm our business.

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

     Contingency Plan

     We have developed a Business Continuity and Contingency Plan to mitigate problems that could result if our automated systems are unable to recognize year 2000 dates. The plan helps to ensure the continuity of our core business processes by identifying, assessing, managing and mitigating year 2000 risks. Resources critical to operating our core business processes and key support processes have been identified so that in the event of a failure of our services, a basic level of service can be provided to our customers until the normal level of services can be restored. The plan identifies risks and threats, establishes mitigation strategies for the identified risks and threats and provides contingencies in the event risk mitigation efforts fail.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and does not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to adopt SFAS No. 133 in fiscal 2001.

Factors That May Impact Future Operating Results

We are an early stage company with an unproven business model that makes it difficult to evaluate our current business and future prospects.

     We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our Internet performance measurement services in May 1997, we introduced the most recent version of our Perspective service in December 1999 and our Lifeline service in July 1999, our Consumer Perspective in December 1999 and we formed our professional services organization in January 1999. The revenue and income potential of our business and the related market are unproven.

In addition, because of our limited operating history and because the market for Internet performance measurement and diagnostic services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. Before investing, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets such as Internet performance measurement.

We have incurred losses, we expect to incur future losses and we may never achieve profitability.

     We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $2.0 million for the three months ended December 31, 1999, and as of December 31, 1999, we had an accumulated deficit of $14.7 million. We believe that our operating expenses will continue to increase as we grow our business. As a result, although our recent initial public offering provided us with cash for our working capital, we will need to significantly increase our revenues to achieve and maintain profitability, as reflected in our financial statements. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

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

     Our results of operations could vary significantly from quarter to quarter. We expect to incur significant sales and marketing expenses to promote our brand and our services, as well as additional expenses to expand our presence worldwide. If revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to the shortfall.

     Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

     . the renewal rate of subscriptions to our Internet performance measurement services;

     . our ability to increase the number of web sites we measure for our existing customers in a particular quarter;

     .    our ability to attract new customers in a particular quarter;

     . the amount and timing of operating costs and capital expenditures relating to expansion of our operations infrastructure, including our planned international expansion; and

     .    the amount and timing of professional services revenues.

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

     Because our business is based on providing performance measurement and diagnostic services for web sites, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce, or e-commerce, and communications. Because e-commerce and communications over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

     . security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

     . inconsistent quality of service, including well-publicized outages of popular web sites;

     .    lack of availability of cost-effective, high-speed service;

     .    limited numbers of local access points for corporate users;

     . delay in the development of enabling technologies or adoption of new standards;

     .    inability to integrate business applications with the Internet;

     . the need to operate with multiple and frequently incompatible products; and

     .    a lack of tools to simplify access to and use of the Internet.


Our operating results depend on sales of our Keynote Perspective service.

     Because we have only recently begun to offer professional services and we only recently introduced our Keynote Consumer Perspective and Keynote Lifeline services, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our Keynote Perspective service. Therefore, we believe that initial sales and renewals of our Keynote Perspective service will account for substantially all of our revenues for the immediate future. A decline in the price of, or fluctuation in the demand for, Keynote Perspective, or our inability to maintain or increase sales, would cause our revenues to decline.

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

     We will need to deploy a large number of measurement computers if we experience an increase in our customer base or if we expand our operations and measurement capabilities on a worldwide basis. These computers are responsible for measuring the performance of web sites and collecting performance data and it is critical to our ability to deliver our services that they operate effectively. We currently measure the performance of approximately 7,000 web-site addresses for our customers. Based on the number of measurement computers we currently have deployed and the communications capacity available to these computers, we believe we are able to measure the performance of approximately 15,000 web-site addresses. We are in the process of deploying additional measurement computers and upgrading the underlying infrastructure so that we will have the ability by the end of fiscal 2000 to measure in excess of 40,000 web-site addresses. With more measurement computers deployed, we will need to monitor and maintain a larger and more geographically dispersed computer network, which would require us to devote significant additional resources for these tasks. In addition, if we experience increases in the number of our customers prior to deploying additional measurement computers, our existing infrastructure may not have the capacity to accommodate the additional customers. This could result in outages, interruptions or slower response times, any of which could impair our ability to retain and attract customers.

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

We face growing competition that could make it difficult for us to acquire and retain customers.

     The market for Internet performance measurement and diagnostic services is new and rapidly evolving. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. Our principal competitors today include Freshwater Software, Internet Resources Group, Inverse Network Technology, a unit of Visual Networks and Service Metrics a unit of Exodus Communications. We also indirectly compete with WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, and free services such as the WebSite Garage unit of Netscape, NetMechanic and Internet Weather Report. While the free services are not as comprehensive as ours, as they only take measurements from one location, they do not measure the speed of transactions and they only measure simple download time, customers could still choose to use these less comprehensive services.

     If we expand the scope of our products and services, we may encounter many additional, market-specific competitors. These potential competitors include companies that sell network management software such as CompuWare, HP-Openview and IBM's Tivoli Unit, and companies that sell load-testing software such as Mercury Interactive and Segue Software, each of which has announced products that could potentially compete with us in the future. Some of our competitors have, and our future competitors may have:

     .    longer operating histories;

     .    larger customer bases;

     .    greater brand recognition in similar businesses; and

     . significantly greater financial, marketing, technical and other resources.

In addition, some of our competitors may be able to:

     .    devote greater resources to marketing and promotional campaigns;

     .    adopt more aggressive pricing policies; and

     . devote substantially more resources to technology and systems development.

     Increased competition may result in price reductions, increased costs of providing our services and loss of market shares, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.

A limited number of customers account for a significant portion of our revenues, and the loss of a major customer could harm our operating results.

     For the three months ended December 31, 1999, 10 customers accounted for approximately 42% of our total revenues, and this trend may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can be generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

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

     We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than 2% of our total revenues for the three months ended December 31, 1999 and for our prior periods. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

     . currency exchange rate fluctuations;

     . seasonal fluctuations in purchasing patterns;

     . unexpected changes in regulatory requirements;

     . maintaining and servicing computer hardware in distant locations;

     . longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

     . difficulties in managing and staffing international operations;

     . potentially adverse tax consequences, including restrictions on the repatriation of earnings;

     . the burdens complying with a wide variety of foreign laws; and

     . and reduced protection for intellectual property rights in some countries.

     The Internet may not be used as widely in other countries and the adoption of e-commerce may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our services to customers in markets outside the United States.

Future sales of our common stock may cause our stock price to decline.

     Sales of a large number of shares of our common stock in the market in the future, or the belief that these sales could occur, could cause a drop in the market price of our common stock In January 2000, we filed a registration statement on Form S-1 in connection with the proposed public offering of 4,750,000 shares of our common stock. Upon completion of that offering, we will have outstanding 24,772,285 shares of common stock. Of these shares, the 4,600,000 shares sold in our initial public offering as well as the 4,750,000 shares to be sold in our secondary offering will be freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our "affiliates".

     The remaining 15,422,285 shares of common stock outstanding upon completion of our secondary offering will be "restricted securities," as that term is defined under Rule 144 of the Securities Act. Our directors, executive officers and other shareholders who hold a total of 18,392,332 shares, or over 95%, of the total outstanding shares of our common stock have executed lock-up agreements that limit their ability to sell common stock. These shareholders have agreed not to sell or otherwise dispose of any shares of our common stock until March 23, 2000, without the prior written approval of FleetBoston Robertson Stephens Inc. In addition, our officers, directors, and selling shareholders, who hold 14,360,017 shares of common stock after this offering, have agreed not to sell or otherwise dispose of any shares of our common stock for a period of 90 days after the date of the final prospectus for the secondary offering. When the lock-up agreements expire, these shares and shares underlying outstanding stock options and warrants will become eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144. As of December 31, 1999 there were options to purchase 2,057,862 shares of our common stock and outstanding warrants to purchase 7,273 shares of common stock.

     Assuming the cash exercise of these warrants and options outstanding as of December 31, 1999, the remaining 17,487,420 shares of our common stock will become eligible for public sale as follows:

     . 0 shares as of the date this quarterly report;

     . 3,068,994 as of March 23, 2000;

     . 5,288 shares as of April 26, 2000;

     . 23,224 shares as of April 30, 2000;

     . 22,624 shares as of May 11, 2000;

     . 14,360,017 shares 90 days after the date of the final prospectus for the secondary offering;

     . 7,273 shares one year after the date of the final prospectus for the secondary offering.

     As of September 30, 1999 there were outstanding options and warrants to purchase 2,198,692 shares of our common stock outstanding. Sales of a substantial number of these shares could cause our stock price to fall.

Item 3. Qualitative and Quantitative Disclosures about Market Risks.

     Interest Rate Sensitivity. Our interest income and expense could be sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at December 31, 1999, the fair value of our cash equivalents and the interest earned on those cash equivalents would change by an insignificant amount.

     Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at December 31, 1999.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     The effective date of our registration statement on Form S-1 filed under Securities Act of 1933 (No. 333-82781) relating to the initial public offering of our common stock, was September 24, 1999. A total of 3,875,000 shares of our common stock were sold by us and 125,000 shares of common stock were sold on behalf of a selling shareholder at a price of $14.00 per share to an underwriting syndicate led by FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Dain Rauscher Incorporated. The offering commenced on September 24, 1999 and closed on September 29, 1999.

     On October 15, 1999, we sold an additional 600,000 shares of common stock at a price of $14.00 per share to this underwriting syndicate upon their exercise of the over-allotment option.

As a result of the initial public offering, we received proceeds of $56.7 million, net of issuance costs, including proceeds of $7.8 million, net of issuance costs, from the exercise of the underwriters' over-allotment option. A portion of the proceeds was applied toward continuing operations. The remaining proceeds are being used as working capital or are included in cash and cash equivalents. We did not receive any proceeds from the sale of shares by the selling stockholders.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits

     Exhibit No. 27.01 - Financial Data Schedule (Available in EDGAR format only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed in the quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of February, 2000.

                                         KEYNOTE SYSTEMS, INC.

                                         By: /s/ Umang Gupta
                                            ------------------------------------
                                            Umang Gupta
                                            Chairman of the Board and Chief
                                            Executive Officer

                                         By: /s/ John J. Flavio
                                            ------------------------------------
                                            John J. Flavio
                                            Vice President of Finance and Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)