Form 10-Q
period 2000-03-31
KEYNOTE SYSTEMS INC
filed 2000-05-15
CIK 1032761

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER: 000-27241

                             Keynote Systems, Inc.
            (Exact name of registrant as specified in its charter)

                               ----------------

              DELAWARE                              94-3226488
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

  2855 Campus Drive, San Mateo, CA                     94403
   (Address of principal executive                  (Zip Code)
              offices)

      Registrant's telephone number, including area code: (650) 522-1000

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                              Shares outstanding
      Class                                                   at April 30, 2000
      -----                                                   ------------------
      Common Stock, $.001 par value..........................     26,741,104

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                KEYNOTE SYSTEMS

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                   PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements...................................................................   1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................  22

                                     PART II--OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................  23

Item 2.  Changes in Securities and Use of Proceeds..............................................  23

Item 3.  Defaults Upon Senior Securities........................................................  23

Item 4.  Submission of Matters to a Vote of Security Holders....................................  23

Item 5.  Other Information......................................................................  24

Item 6.  Exhibits and Reports on Form 8-K.......................................................  24

         Signatures.............................................................................  25

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                             KEYNOTE SYSTEMS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Condensed Consolidated Balance Sheets as of March 31, 2000 and September
 30, 1999................................................................   2

Condensed Consolidated Statements of Operations for the three months and
 six months ended March 31, 2000 and 1999................................   3

Condensed Consolidated Statements of Cash Flows for the six months ended
 March 31, 2000 and 1999.................................................   4

Notes to Condensed Consolidated Financial Statements.....................   5

                             KEYNOTE SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       March 31,  September 30,
                                                         2000         1999
                                                      ----------- -------------
                                                      (Unaudited)   (Audited)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $357,319      $64,647
  Accounts receivable, net...........................     6,349        2,295
  Current portion of loans to related parties........       134          --
  Prepaid and other current assets...................       981          333
                                                       --------      -------
    Total current assets.............................   364,783       67,275
Property and equipment, net..........................     4,733        3,277
Loans to related parties, less current portion.......       306          451
Other assets.........................................       422           68
                                                       --------      -------
    Total assets.....................................  $370,244      $71,071
                                                       ========      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable...................  $  1,199      $ 1,189
  Current portion of capital lease obligation........       137          133
  Accounts payable and accrued expenses..............     6,082        2,578
  Deferred revenue...................................     4,664        1,087
                                                       --------      -------
    Total current liabilities........................    12,082        4,987
Notes Payable, less current portion..................     2,060        2,591
Capital lease obligation, less current portion.......       140          251
                                                       --------      -------
    Total liabilities................................    14,282        7,829
Stockholders' equity:
  Common stock.......................................        26           23
  Additional paid-in capital.........................   372,363       77,430
  Deferred stock-based compensation..................      (964)      (1,135)
  Stockholder notes receivable.......................      (298)        (388)
  Accumulated deficit................................   (15,165)     (12,688)
                                                       --------      -------
Total stockholders' equity...........................   355,962       63,242
                                                       --------      -------
Total liabilities and stockholders' equity...........  $370,244      $71,071
                                                       ========      =======

   See accompanying notes to the condensed consolidated financial statements

                             KEYNOTE SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                             Three months       Six months
                                            ended March 31,   ended March 31,
                                            ----------------  ----------------
                                             2000     1999     2000     1999
                                            -------  -------  -------  -------
                                              (Unaudited)       (Unaudited)
Revenue:
  Subscription services...................  $ 6,871  $ 1,275  $11,450  $ 2,164
  Consulting services.....................      307       26      524       26
                                            -------  -------  -------  -------
    Total revenues........................    7,178    1,301   11,974    2,190
Expenses:
  Cost of subscription services...........    2,182      285    4,248      453
  Cost of consulting services.............      299       87      553       87
  Research and development................    1,102      338    1,943      663
  Sales and marketing.....................    4,080      936    6,808    1,563
  Operations..............................    1,062      320    1,839      549
  General and administrative..............    1,316      189    2,155      443
  Amortization of stock-based
   compensation...........................       85      123      171      146
                                            -------  -------  -------  -------
    Total expenses........................   10,126    2,278   17,717    3,904
                                            -------  -------  -------  -------
    Loss from operations..................   (2,948)    (977)  (5,743)  (1,714)
Interest income (expense), net............    2,507      (88)   3,266     (149)
                                            -------  -------  -------  -------
  Net loss................................  $  (441) $(1,065) $(2,477) $(1,863)
                                            =======  =======  =======  =======
Loss per share:
  Basic and diluted.......................  $ (0.02) $ (0.24) $ (0.11) $ (0.53)
                                            =======  =======  =======  =======
Weighted average common shares outstanding
 used:
  Basic and diluted.......................   24,295    4,502   23,539    3,534
                                            =======  =======  =======  =======


   See accompanying notes to the condensed consolidated financial statements

                             KEYNOTE SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Six Months
                                                               Ended March
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                               (Unaudited)
Cash flows from operating activities:
  Net loss.................................................. $ (2,477) $(1,863)
  Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
    Depreciation and amortization...........................      931      267
    Amortization of discount on notes.......................       16       18
    Amortization of stock based compensation................      171      146
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (4,054)    (321)
      Prepaids and other assets.............................     (992)    (337)
      Accounts payable and accrued expenses.................    3,504       80
      Deferred revenue......................................    3,577      284
                                                             --------  -------
        Net cash provided by (used for) operating
         activities.........................................      676   (1,726)
                                                             --------  -------
Cash flows used for investing activities:
  Purchases of property and equipment.......................   (2,387)    (497)
                                                             --------  -------
Cash flows from financing activities:
  Repayments of notes payable...............................     (644)    (100)
  Proceeds from issuance of notes payable...................      --     3,444
  Proceeds from public offering, net of issuance costs......  294,447      --
  Repayments of shareholder notes...........................       90      --
  Issuance of common stock, net of issuance costs...........      490      131
                                                             --------  -------
        Net cash provided by financing activities...........  294,383    3,475
                                                             --------  -------
Net increase in cash and cash equivalents...................  292,672    1,252
Cash and cash equivalents at beginning of the period........   64,647    2,293
                                                             --------  -------
Cash and cash equivalents at end of the period.............. $357,319  $ 3,545
                                                             ========  =======
Noncash financing activities:
  Issuance of common stock for shareholder notes
   receivable............................................... $    --   $    79
                                                             ========  =======
  Deferred compensation related to stock option grants...... $    --   $ 1,028
                                                             ========  =======

   See accompanying notes to the condensed consolidated financial statements

                             KEYNOTE SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

  The accompanying interim unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. (the Company) at March 31, 2000, and the results of operations and cash flows for the interim periods ended March 31, 2000 and 1999.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions on Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. We filed audited financial statements that included all information and footnotes necessary for a complete presentation for each of the years in the three year period ended September 30, 1999 in Keynote's annual report on Form 10-K for the fiscal year ended September 30, 1999.

  The results of operations for any interim period are not necessarily indicative of the Company's results of operations for any other future interim period or for a full fiscal year.

(2) Revenue Recognition Policy

  Subscription services revenue consists of fees from subscriptions to the Company's Internet measurement and diagnostic services. The majority of our subscription revenues is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. A small portion of subscription revenues is invoiced monthly upon completion of measurement services. Revenue from consulting services is recognized as the services are performed, typically a period of one month. For longer consulting projects, the Company recognizes revenue on a percentage of completion basis.

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

(4) Fair Values of Financial Instruments

  The carrying amounts of cash and cash equivalents, accounts receivable, loans to related parties, prepaids and other current assets, accounts payable, notes payable and capital lease obligations approximate their respective fair values.

(5) Stockholder's Equity

  In February 2000, the Company raised $286.6 million, net of issuance costs, from the issuance and sale of 2,862,500 shares of the Company's common stock in connection with a secondary public offering.

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

  The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                                    At March
                                                                       31,
                                                                   -----------
                                                                   2000  1999
                                                                   ----- -----
   Shares outstanding under stock options......................... 2,545   730
   Shares of restricted stock subject to repurchase...............   452   954
   Shares issuable pursuant to warrants to purchase:
     Convertible preferred stock..................................   --    110
     Common stock.................................................   --    390
   Shares of convertible preferred stock on an "as-if-converted"
    basis.........................................................   --  9,222

  The weighted-average exercise price of stock options was $27.09 and $0.84 as of March 31, 2000 and 1999, respectively. The weighted-average repurchase price of restricted stock was $0.30 and $0.05, as of March 31, 2000 and 1999, respectively. The weighted-average exercise price of the convertible preferred stock warrants was $1.26 as of March 31, 1999.

(7) Recent Accounting Pronouncements

  In March 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-2, Accounting for the Costs of Developing a Web Site. EITF No. 00-2 provides guidance on accounting for web site development costs and is effective for fiscal quarters beginning after June 30, 2000. The Company is currently reviewing the impact of EITF No. 00-2 on its financial statements and results of operations.

  In March 2000, the EITF reached a consensus on EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. The Company does not expect that the adoption of EITF No. 00-3 will have a material impact on its financial statements or results of operations.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The application of this interpretation is effective July 1, 2000. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this interpretation.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), summarizing the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A), delaying the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 for fiscal years beginning after June 15, 2000. The Company is currently reviewing the impact of SAB 101 on its financial position and results of operations.

                             KEYNOTE SYSTEMS, INC.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 for fiscal years beginning after June 15, 2000. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this accounting standard.

(8) Segment Information

  The Company has determined that it operates in a single operating segment: developing and selling services to measure, assure and improve the quality of service of web sites. In December 1999, the Company opened an international office located in Paris, France. All of the Company's long-lived assets are located in the United States. To date, there have been no significant operating revenues or expenses from the Company's international operations. For the three months ended March 31, 2000, one customer accounted for approximately 13% of total revenues.

(9) Subsequent Event

  On May 10, 2000, the Company announced the acquisition of Velogic, Inc., a privately held company based in Sunnyvale, California that provides load-testing services designed specifically for Web sites. The purchase price is 850,000 shares of the Company's stock, plus additional cash or stock based upon successful achievement of certain performance goals. The price of the acquisition based upon the closing price of the Company's common stock on May 10, 2000 is approximately $50 million. The acquisition will be accounted for as a purchase.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

  You should read the following information in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

  Except for historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses, and revenue mix. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2000 and our Annual Report on Form 10-K, which was filed on December 21, 1999. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

  Keynote was founded in June 1995 in California and reincorporated in Delaware in March 2000. Until we released our Keynote Perspective service in April 1997, we were engaged in market research and the engineering design of our services. We have introduced additional versions of the service, most recently in December 1999, so that Keynote Perspective now includes the ability to measure Web page download times, secure Web page downloads and multi-page transactions, and offers our customers a greater ability to personalize their service through their MyKeynote portal. In July 1999, we introduced our Keynote Lifeline service. In December 1999, we introduced our Keynote Consumer Perspective service, which is designed to measure Web-site performance via various Internet access methods typically used in homes, such as dial-up connections, cable modems or digital subscriber lines. In April 2000, we introduced our Diagnostic Perspective service that is designed to enhance the diagnostic capabilities of our Perspective service and increase the availability of the diagnostic information on a real-time basis. In January 1999 we formed our professional services organization.

  Our direct sales organization also provides telephone and e-mail sales support, telemarketing services and pre-sales technical support. We believe our direct sales approach enables us to focus our resources on ascertaining the needs of our customers, to devote significant attention to customer satisfaction and to quickly offer new services to our existing customers.

  We also distribute our services through Web-hosting and Internet service providers such as Digex, GlobalCenter, Exodus Communications and UUNET, which manage e-commerce web sites for other companies. These companies sell or bundle our services to part of their customer base as a value-added service to these customers and as a management tool for themselves. We also market our services through VeriSign and Network Solutions, which recently agreed to be acquired by Verisign, which are companies that sell services complementary to ours.

  We recently opened a European office in Paris. We plan to move the office to London in the near future. In Europe, we have implemented an indirect sales model and utilize resellers to sell our services.

  On May 9, 2000, we agreed to acquire Velogic, Inc., a privately-held California corporation, in exchange for 850,000 shares of our common stock, 170,000 shares of which will be held in escrow to secure indemnification obligations. In addition, an aggregate of up to $7.9 million worth of our common stock may be issued upon the achievement of revenue-based performance goals. Velogic provides load-testing services designed specifically for web sites. The transaction will be accounted for as a purchase. The closing of the transaction is subject to a number of conditions precedent, including obtaining approval of Velogic's shareholders as well as other customary closing conditions. We presently anticipate that the acquisition will be completed during the quarter ended June 30, 2000

  We derive and expect to continue to derive all of our subscription revenues from the sale of our Internet performance measurement, consulting and diagnostic services. All of our services are subscription-based services that our customers purchase for at least an initial three-month term and then may renew their subscription on a month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of measurement locations, the frequency of the measurements, and the additional features ordered. Although consulting revenues have not been significant to date, we believe that consulting revenues may become more important in the future as we pursue additional consulting opportunities. Our international revenues to date have not been significant.

  We recognize revenues ratably as services are performed. We typically invoice our customers monthly in advance for our services. Any unearned revenue is recorded as deferred revenue on our balance sheet. As of March 31, 2000, we had recorded $4.7 million of deferred revenue. Revenues from our consulting services are recognized as the services are performed; a typical project lasts one month. For longer consulting projects, we anticipate recognizing revenue on a percentage-of-completion basis.

  We have experienced substantial net losses since inception. As of March 31, 2000, we had an accumulated deficit of $15.2 million. Although our revenues have grown significantly in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We expect to incur losses in the near future.

  For the three months ended March 31, 2000, 10 customers accounted for approximately 40% of our total quarterly revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

Results of Operations

 Revenues

                                                          2000    1999  % Change
                                                         ------- ------ --------
                                                         (In thousands)
   For the three months ended March 31:
     Subscription Services.............................. $ 6,871 $1,275    439%
     Consulting Services................................ $   307 $   26   1080%
   For the six months ended March 31:
     Subscription Services.............................. $11,450 $2,164    429%
     Consulting Services................................ $   524 $   26   1915%

  Subscription Services. Revenues from subscription services increased $5.6 million, or 439% for the three months ended March 31, 2000, as compared to the same period in 1999. Revenues from subscription services also increased $9.3 million, or 429%, during the six months ended March 31, 2000, as compared to 1999. Subscription services represented 95% of total revenues for each of the three months and six months ended March 31, 2000 and approximately 100% of total revenues for each of the three months and six months ended March 31, 1999. The increase in revenue was attributable to the increase in both the number of new customers and the increase in revenue from existing customers. For the three months ended March 31, 2000, one customer accounted for approximately 13% of total revenues. For the three months ended March 31, 1999, no customers accounted for more than 10% of total revenues.

  Consulting Services. Revenues from consulting services increased $281,000, or 1080% for the three months ended March 31, 2000, as compared to the same period in 1999. Revenues from consulting services also increased $498,000, or 1915%, during the six months ended March 31, 2000, as compared to 1999. Our professional services group was formed in January 1999.

 Expenses

                                                             2000  1999 % Change
                                                            ------ ---- --------
                                                                (In
                                                            thousands)
   For the three months ended March 31:
     Cost of subscription services......................... $2,182 $285   666%
     Cost of consulting services........................... $  299 $ 87   244%
   For the six months ended March 31:
     Cost of subscription services......................... $4,248 $453   838%
     Cost of consulting services........................... $  553 $ 87   536%

  Cost of Subscription Services. Cost of subscription services consists of connection fees to Internet service providers for bandwidth usage of our measurement computers around the world and depreciation, maintenance and other equipment charges for our measurement infrastructure. Cost of subscription services increased $1.9 million, or 666% for the three months ended March 31, 2000, as compared to 1999. Cost of subscription services increased $3.8 million, or 838% for the six months ended March 31, 2000, as compared to 1999. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and more depreciation and equipment charges. In addition, during the six months ended March 31, 2000, we continued to increase measurement capacity and bandwidth at our existing locations, and expand our measurement infrastructure. As a result of these additional costs, cost of subscription services was 32% of subscription service revenue for the three months ended March 31, 2000, as compared to 22%, for the three months ended March 31, 1999. Cost of subscription services was 37% of subscription service revenue for the six months ended March 31, 2000, as compared to 21%, for the six months ended March 31, 1999.

  Cost of Consulting Services. Cost of consulting services consists of compensation expenses for consulting personnel and related costs. Cost of consulting services exceeded consulting services revenue for the three and the six months ended March 31, 1999, and the six months ended March 31, 2000 because of the increase in our professional services group costs which was formed in January 1999. During the three months ended March 31, 2000, cost of consulting services were slightly less than consulting services revenue as the professional services group revenue has grown. We expect that the cost of consulting services as a percentage of consulting services revenue will be greater than the cost of subscription services as a percentage of subscription services revenues.

                                                             2000  1999 % Change
                                                            ------ ---- --------
                                                                (In
                                                            thousands)
   For the three months ended March 31:
     Research and development.............................. $1,102 $338   226%
   For the six months ended March 31:
     Research and development.............................. $1,943 $663   193%

  Research and Development. Research and development expenses consist primarily of compensation and related costs for research and development personnel and outside contractors. Research and development expense increased from 1999 to 2000 due to the increase in software engineers, project management and quality assurance personnel and outside consultants. To date, all research and development expenses have been expensed as incurred. We believe that a significant increase in our research and development investment is essential for us to maintain our market position and to continue to enhance and expand our services. Accordingly, we anticipate research and development expenses are likely to increase in the foreseeable future.

                                                           2000   1999  % Change
                                                          ------ ------ --------
                                                               (In
                                                           thousands)
   For the three months ended March 31:
     Sales and marketing................................. $4,080 $  936   336%
   For the six months ended March 31:
     Sales and marketing................................. $6,808 $1,563   336%

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased from 1999 to 2000 due to our investment in additional personnel in our sales and marketing organization and marketing programs. It also includes salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers. We believe that a significant increase in our sales and marketing efforts is essential for us to maintain our market position and to further increase acceptance of our services. Accordingly, we anticipate sales and marketing expenses will increase in the foreseeable future.

                                                             2000  1999 % Change
                                                            ------ ---- --------
                                                                (In
                                                            thousands)
   For the three months ended March 31:
     Operations............................................ $1,062 $320   232%
   For the six months ended March 31:
     Operations............................................ $1,839 $549   235%

  Operations. Operations expenses consist primarily of compensation and related costs for management personnel and technical support employees, who manage and maintain our measurement and headquarters infrastructure and support our customers. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. The increase in operations expenses from 1999 to 2000 was primarily related to the hiring of personnel to manage and support our growing customer base. We believe that continued investment is necessary to support our ability to successfully develop, deploy and operate our growing Internet measurement infrastructure, as well as to successfully support our customer base. Accordingly, we anticipate that operations costs will increase in the foreseeable future.

                                                             2000  1999 % Change
                                                            ------ ---- --------
                                                                (In
                                                            thousands)
   For the three months ended March 31:
     General and administrative............................ $1,316 $189   596%
   For the six months ended March 31:
     General and administrative............................ $2,155 $443   386%

  General and Administrative. General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. The increase in our general and administrative expenses from 1999 to 2000 was primarily related to hiring additional employees to support the growth of our business, as well as increases in costs associated with becoming a public company. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff and expenses associated with being a public company such as annual and other public reporting costs, directors' and officers' liability insurance and investor relations programs.

                                                            2000  1999  % Change
                                                            ----- ----- --------
                                                                (In
                                                            thousands)
   For the three months ended March 31:
     Amortization of stock-based compensation.............. $  85 $ 123   (31)%
   For the six months ended March 31:
     Amortization of stock-based compensation.............. $ 171 $ 146    17%

  Amortization of Stock-Based Compensation. Some options granted prior to June 30, 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense and had an aggregate of approximately $1.0 million of deferred compensation remaining to be amortized as of March 31, 2000. Deferred compensation is amortized on a straight-line basis over the vesting period of the options. We expect amortization of approximately $341,000 in fiscal 2000, $341,000 in fiscal 2001, $341,000 in fiscal 2002 and $112,000 in fiscal 2003.

                                                           2000  1999   % Change
                                                          ------ -----  --------
                                                              (In
                                                           thousands)
   For the three months ended March 31:
     Interest income (expense), net...................... $2,507 $ (88)   2949%
   For the six months ended March 31:
     Interest income (expense), net...................... $3,266 $(149)   2292%

 Interest Income (Expense), Net

  Net interest income (expense) increased from 1999 to 2000 primarily due to higher interest income from our increase in cash and cash equivalents resulting from the proceeds we received from our initial and secondary public offerings.

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

  As of September 30, 1999, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $10.6 million available to reduce future income subject to income taxes. As of September 30, 1999, we had net operating loss carryforwards for state income tax purposes of approximately $6.2 million available to reduce future income subject to income taxes. The federal net operating loss carryforwards expire in various periods through 2019. State net operating loss carryforwards expire in various periods through 2004. In addition, as of September 30, 1999, we had federal research and development tax credit carryforwards of approximately $154,000. The federal credit carryforwards expire in various periods through 2019. As of September 30, 1999, we had California research and development tax credit carryforwards of approximately $140,000. The California credit may be carried over indefinitely. The U.S. Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards and research and development credits available to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

Liquidity and Capital Resources

  Since our inception, we have funded our operations primarily through public sale and private placements of our common stock and convertible redeemable preferred stock with strategic investors, venture capital firms and private investors. Prior to our initial public offering, in September 1999, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In our initial public offering, we raised $56.7 million, net of issuance costs, including $7.8 million raised from the exercise of the underwriter's over-allotment option, which occurred in October 1999. In our secondary public offering in February 2000, we raised $286.6 million, net of issuance costs, including $86.5 million, net of issuance costs, raised from the exercise of the underwriter's over-allotment option, which occurred at the end of February 2000. In addition, we financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at March 31, 2000 for these loans and leases was approximately $3.5 million. At March 31, 2000, we had approximately $357 million in cash and cash equivalents.

  Net cash provided by operating activities was $676,000 in the six months ended March 31, 2000. Net cash provided by operating activities was primarily the result of an increase in deferred revenue and accounts payable and accrued expenses, which was partially offset by an increase in accounts receivable and our net operating loss. Net cash used for operating activities was $1.7 million in the six months ended March 31, 1999. Net cash used for operating activities was primarily the result of our net operating loss.

  Since inception, our investing activities have been purchases of property and equipment. Capital expenditures totaled $2.4 million in the six months ended March 31, 2000 and $497,000 in the six months ended March 31, 1999.

  Our financing activities provided $294.4 million in the six months ended March 31, 2000 and approximately $3.5 million in the six months ended March 31, 1999. In the six months ended March 31, 2000, we raised $7.8 million in October 1999 from the exercise of the underwriter over-allotment option from our initial public offering and $286.6 million, net of issuance costs from our secondary public offering in February 2000. During the six months ended March 31, 1999, we received $3.4 million in proceeds from our equipment loans.

  As of March 31, 2000, our principal commitments consisted of $3.5 million in loans and capital leases. We have granted a security interest in substantially all of our assets to secure these loans. The interest rate on our loans in the form of equipment notes ranged from 5.60% to 10.25% per year and the interest rate on the loans in the form of a promissory note bore interest at a rate of 8.25% per year. As of March 31, 2000, we also had commitments of approximately $1.5 million in future lease payments for our headquarters facility. We had no material commitments for capital expenditures as of March 31, 2000. Because we expect to continue to increase the number of our measurement computers and increase their measurement capacity, we expect that we will make additional capital expenditures to purchase this equipment. We anticipate that we will also experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

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

Year 2000 Compliance

  To date, we have not experienced any year 2000-related problems with our internally developed software or our third party supplied software and computer systems, and we are not aware of any failure of our systems or of our third party suppliers systems to be year 2000 compliant that could impact our business operations.

Recent Accounting Pronouncements

  In March 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-2, Accounting for the Costs of Developing a Web Site. EITF No. 00-2 provides guidance on accounting for web site development costs and is effective for fiscal quarters beginning after June 30, 2000. The Company is currently reviewing the impact of EITF No. 00-2 on its financial statements and results of operations.

  In March 2000, the EITF reached a consensus on EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. The Company does not expect that the adoption of EITF No. 00-3 will have a material impact on its financial statements or results of operations.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The application of this interpretation is effective July 1, 2000. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this interpretation.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), summarizing the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A), delaying the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 for fiscal years beginning after June 15, 2000. The Company is currently reviewing the impact of SAB 101 on its financial position and results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 for fiscal years beginning after June 15, 2000. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this accounting standard.

Factors That May Impact Future Operating Results

 We are an early stage company with an unproven business model that makes it difficult to evaluate our current business and future prospects.

  We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our Internet performance measurement services in May 1997. We introduced our Transaction Perspective service in April 1999, our Lifeline service in July 1999, the most recent version of our Perspective service in December 1999, our Consumer Perspective service in December 1999, and our Diagnostic Perspective in April 2000. We formed our professional services organization in January 1999. The revenue and income potential of our business and the related market are unproven. In addition, because of our limited operating history and because the market for Internet performance measurement and diagnostic services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. Before investing, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets such as Internet performance measurement.

 We have incurred losses, we expect to incur future losses and we may never achieve profitability.

  We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $441,000 for the three months ended March 31, 2000, and as of March 31, 2000, we had an accumulated deficit of $15.2 million. We believe that our operating expenses will continue to increase as we grow our business. As a result, although our recent initial and secondary public offering provided us with cash for our working capital, we will need to significantly increase our revenues to achieve and maintain profitability, as reflected in our financial statements. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

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

  In addition, initial sales of our services and subsequent customer follow-up are conducted almost exclusively by telephone. A few customers have, in the past, expressed a preference for more personal, face-to-face customer service. Dissatisfaction by a customer with the nature or quality of our services could lead that customer to elect not to renew its subscription to our services. If our renewal-rate percentage declines, our revenues could decline unless we are able to obtain additional customers or sources of revenues, sufficient to replace lost revenues.

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

  Because we have only recently begun to offer professional services and we only recently introduced our Keynote Consumer Perspective, Keynote Lifeline, Keynote Transaction Perspective and Keynote Diagnostic Perspective services, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our Keynote Perspective service. Therefore, we believe that initial sales and renewals of our Keynote Perspective service will account for substantially all of our revenues for the immediate future. A decline in the price of, or fluctuation in the demand for, Keynote Perspective, or our inability to maintain or increase sales, would cause our revenues to decline.

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

  We will need to continue to deploy a large number of measurement computers if we continue to experience an increase in our customer base or if we expand our operations and measurement capabilities on a worldwide basis. These computers are responsible for measuring the performance of web sites and collecting performance data and it is critical to our ability to deliver our services that they operate effectively. We currently measure the performance of approximately 10,000 web-site addresses for our customers. Based on the number of measurement computers we currently have deployed and the communications capacity available to these computers, we believe we are able to measure the performance of approximately 15,000 web-site addresses. We are in the process of deploying additional measurement computers and upgrading the underlying infrastructure so that we will have the ability by the end of fiscal 2000 to measure in excess of 50,000 web-site addresses. With more measurement computers deployed and measurements conducted, we will need to monitor and maintain a larger and more geographically dispersed computer network, and manage an ever increasingly complex database, requiring us to devote significant additional resources for these tasks. In addition, if we experience increases in the number of our customers prior to deploying additional measurement computers, our existing infrastructure may not have the capacity to accommodate the additional customers. This could result in outages, interruptions or slower response times, any of which could impair our ability to retain and attract customers.

 The inability of our services to perform properly could result in loss of or delay in revenues, injury to our reputation or other harm to our business.

  Services as complex as those we offer may not perform as we expect. We have given credits to a limited number of customers as a result of past problems with our service, though we do not believe that any customers failed to renew their subscription to our services due to these problems. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs.

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

  If we expand the scope of our products and services, we may encounter many additional, market-specific competitors. These potential competitors include companies that sell network management software such as CompuWare, HP-Openview and IBM's Tivoli Unit, and companies that sell load-testing software such as Mercury Interactive and Segue Software. Mercury Interactive has a service that competes with our Transaction Perspective service and the Velogic load testing service which we have agreed to acquire as part of our proposed acquisition of Velogic, Inc. Some of our competitors have, and our future competitors may have:

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

  For the three months ended March 31, 2000, 10 customers accounted for approximately 40% of our total revenues, and this trend may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can be generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

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

  All data collected from our measurement computers are stored in and distributed from our operations center. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes. If we experience outages at our operations center, we would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. We currently do not have a redundant system for computer-network and other services at an alternate site. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, causing a disruption in our services, this could impair our ability to retain existing customers or attract new customers.

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

 Our measurement computers are located at sites, which we do not own or operate and it could be difficult for us to maintain or repair them if they do not function properly.

  Our measurement computers are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Because we do not own or operate these facilities, we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where are measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations. In addition, if our measurement computers were not functioning properly, we may not be able to repair or service these computers on a timely basis as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.

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

 As we expand our international activities, our business will be susceptible to additional risks associated with international operations.

  We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than 2% of our total revenues for the three months ended March 31, 2000 and for our prior periods. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

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

  Sales of a large number of shares of our common stock in the market in the future, or the belief that these sales could occur, could cause a drop in the market price of our common stock. At March 31, 2000, we had outstanding 26,709,773 shares of common stock. Of these shares, 12,298,620 shares, including the 4,600,000 shares sold in our initial public offering as well as the 6,612,500 shares sold in our secondary offering, are freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our "affiliates".

  The remaining 14,411,153 shares of common stock outstanding upon completion of our secondary offering will be "restricted securities," as that term is defined under Rule 144 of the Securities Act. Our officers and directors and the stockholders who sold in our secondary, who hold 14,360,017 shares of common stock, have executed lock-up agreements that limit their ability to sell our common stock. These shareholders have agreed not to sell or otherwise dispose of any shares of our common stock until May 18, 2000 without the prior written approval of Fleet Boston Robertson Stephens, Inc. When the lock-up agreements expire, these shares and shares underlying outstanding stock options and warrants will become eligible for sale, in some cases only subject to the volume, manner of sale and notice requirements of Rule 144.

  As of March 31, 2000, the remaining 14,411,153 restricted shares of our common stock will become eligible for public sale as follows:

  .  0 shares as of March 31, 2000;

  .  5,288 shares as of April 26, 2000;

  .  23,224 shares as of April 30, 2000;

  .  22,624 shares as of May 11, 2000; and

  .  14,360,017 as of May 18, 2000.

  As of March 31, 2000 there were outstanding options to purchase 2,545,620 shares of our common stock. Sales of a substantial number of these shares could cause our stock price to fall.

 We may face difficulties assimilating and may incur costs associated with any future acquisitions.

  As a part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. For example, we have recently agreed to acquire Velogic, Inc. Acquisitions could create risks for us, including:

  . difficulties in assimilation of acquired personnel, operations and technologies;

  .  unanticipated costs associated with the acquisition;

  .  diversion of management's attention from other business concerns;

  . adverse effects on existing business relationships with resellers of our service and our customers; and

  . use of substantial portions of our available cash to consummate the acquisition.

Item 3. Qualitative and Quantitative Disclosures about Market Risks.

  Interest Rate Sensitivity. Our interest income and expense could be sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at March 31, 2000, the fair value of our cash equivalents and the interest earned on those cash equivalents would change by an insignificant amount.

  Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at March 31, 2000.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

  The effective date of our registration statement on Form S-1 filed under Securities Act of 1933 (No. 333-82781) relating to our initial public offering of our common stock was September 24, 1999. A total of 3,875,000 shares of our common stock were sold by us and 125,000 shares of common stock were sold on behalf of a selling stockholder, each at a price of $14.00 per share to an underwriting syndicate led by FleetBoston Robertson Stephens Inc., Chase Securities, Inc., and Dain Rauscher Incorporated. The offering commenced on September 24, 2000 and closed on September 29, 2000. On October 15, 1999, we sold an additional 600,000 shares of common stock at a price of $14.00 per share to this underwriting syndicate upon their exercise of the over-allotment option.

  As a result of the initial public offering, we received proceeds of $56.7 million, net of issuance costs, including proceeds of $7.8 million, net of issuance costs, from the exercise of the underwriters' over-allotment option. A portion of the proceeds was applied toward continuing operations. The remaining proceeds are being used as working capital or are included in cash and cash equivalents. We did not receive any proceeds from the sale of shares by the selling stockholder.

  The effective date of our registration statement on Form S-1 filed under Securities Act of 1933 (No. 333-94651) relating to our secondary public offering of our common stock was February 17, 2000. A total of 2,000,000 shares of our common stock were sold by us and 3,750,000 shares of common stock were sold on behalf of selling stockholders, each at a price of $105.00 per share to an underwriting syndicate led by FleetBoston Robertson Stephens Inc., Chase Securities, Inc., Dain Rauscher Incorporated, and Soundview Technology Group, Inc. The offering commenced on February 18, 2000 and closed on February 24, 2000. On February 29, 2000, we sold an additional 862,500 shares of common stock under this registration statement at a price of $105.00 per share to the same underwriting syndicate as a result of their exercise of the underwriter's over-allotment option.

  The secondary public offering resulted in gross proceeds of $286.6 million, net of issuance costs. A portion of the proceeds was applied toward continuing operations. The remaining proceeds are being used as working capital or are included in cash and cash equivalents. We did not receive any proceeds from the sale of shares by the selling stockholders.

Item 3. Defaults Upon Senior Securities

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  On February 22, 2000, at our 2000 Annual Meeting of Shareholders, held in Redwood City, California, we submitted the following proposals to a vote of our stockholders:

    1. Election of Umang Gupta, Eugene Shklar, David Cowan, Mark Leslie and Stratton Sclavos, as our directors, each to serve until his successor has been elected and qualified or until his earlier resignation or removal;

    2. Approval of a change in our state of incorporation from California to Delaware; and

    3. Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending September 30, 2000.

  With regard to proposal no. 1, 20,115,783 shares voted in favor of the election of each of Umang Gupta, Eugene Shklar, David Cowan, Mark Leslie and Stratton Sclavos, and 24,600 shares withheld authority to vote for each of these nominees as our directors. With regard to proposal no. 2, 18,871,088 shares voted in favor of the proposal, 940,104 shares voted against the proposal, 834 shares abstained and 328,357 shares were broker non-votes. With regard to proposal no. 3, 20,138,149 shares voted in favor of the proposal, 1,500 shares voted against the proposal, 734 shares abstained and no shares were broker non-votes. In each case, the number of shares voting in favor of the proposal was in excess of the vote required to approve the proposal.

Item 5. Other Information

  In March 2000, we changed our state of incorporation from California to Delaware.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Index to Exhibits

    Exhibit No. 27.01--Financial Data Schedule (Available in EDGAR format only)

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed in the quarter ended March 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 15th day of May 2000.

                                          Keynote Systems, Inc.

                                                    /s/ Umang Gupta
                                          By: _________________________________
                                                        Umang Gupta
                                              Chairman of the Board and Chief
                                               Executive Officer (Principal
                                                    Executive Officer)

                                                   /s/ John J. Flavio
                                          By: _________________________________
                                                      John J. Flavio
                                            Chief Financial Officer (Principal
                                              Financial Officer and Principal
                                                    Accounting Office)