Form 10-Q
period 2000-06-30
KEYNOTE SYSTEMS INC
filed 2000-08-14
CIK 1032761

------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                 For the quarterly period ended June 30, 2000

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

                 Class                Shares outstanding at July 31, 2000
                 -----                -----------------------------------
     Common Stock, $.001 par value                 27,679,664

                             Keynote Systems, Inc.

                               Table of Contents

                        PART I - FINANCIAL INFORMATION

                                                                                                                             Page
                                                                                                                             ----
Item 1.           Financial Statements...................................................................................      4
Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations..................     11
Item 3.           Quantitative and Qualitative Disclosures about Market Risk ............................................     23

                          PART II - OTHER INFORMATION

Item 1.           Legal Proceedings....................................................................................        24
Item 2.           Changes in Securities and Use of Proceeds...............................................................     24
Item 3.           Defaults Upon Senior Securities.........................................................................     24
Item 4.           Exhibits and Reports on Form 8-K........................................................................     24
Signatures        ........................................................................................................     26



                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                             KEYNOTE SYSTEMS, INC.

        Index to Unaudited Condensed Consolidated Financial Statements


                                                                                                                       Page
                                                                                                                       ----

Condensed Consolidated Balance Sheets as of June 30, 2000 and September 30, 1999....................................      4

Condensed Consolidated Statements of Operations for the three months and nine months ended June 30, 2000 and
1999................................................................................................................      5

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999....................      6

Notes to Condensed Consolidated Financial Statements................................................................      7

                             KEYNOTE SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)
                                  (Unaudited)

                                                                                    June 30, 2000           September 30, 1999
                                                                                 -------------------      ---------------------


                                    ASSETS
Current assets:
   Cash and cash equivalents.................................................    $   356,402                  $    64,647
   Accounts receivable, net..................................................          6,633                        2,295
   Prepaid and other current assets..........................................          1,692                          333
                                                                                 -------------------      ---------------------
      Total current assets...................................................        364,727                       67,275

Property and equipment, net..................................................          6,764                        3,277
Loans to related parties and other assets....................................            729                          519
Goodwill and other intangible assets.........................................         39,378                            -
                                                                                 -------------------      ---------------------
  Total assets...............................................................    $   411,598                  $    71,071
                                                                                 ===================      =====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
   Notes payable and capital lease obligation - current portion                  $    1,316                   $     1,332
   Accounts payable and accrued expenses....................................          6,447                         2,578
   Deferred revenue.........................................................          5,652                         1,087
                                                                                 -------------------      ---------------------
   Total current liabilities................................................         13,415                         4,987


Notes payable and capital lease obligation, less current portion                      1,134                         2,842
                                                                                 -------------------      ---------------------
   Total liabilities........................................................         14,549                         7,829

Stockholders' equity:
   Common stock.............................................................             27                            23
   Additional paid-in capital...............................................        411,343                        77,430
   Deferred stock-based compensation........................................           (879)                       (1,135)
   Stockholder notes receivable.............................................              -                          (388)
   Accumulated deficit......................................................        (13,442)                      (12,688)
                                                                                 -------------------      ---------------------
   Total stockholders' equity...............................................        379,049                        63,242
                                                                                 -------------------      ---------------------
   Total liabilities and stockholders' equity...............................     $  411,598                   $  71,071
                                                                                 ===================      =====================


 See accompanying notes to the condensed consolidated financial statements

                             KEYNOTE SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                    Three months ended June 30,       Nine months ended June 30,
                                                                    ---------------------------       --------------------------
                                                                     2000               1999           2000             1999
                                                                     ----               ----           ----             ----

Revenue:
   Subscription services........................................    $  9,283           $  1,862        $  20,733       $  4,026
   Consulting services..........................................         432                 57              956             83
                                                                   ----------          ---------       ---------       --------
     Total revenues.............................................       9,715              1,919           21,689          4,109
                                                                   ----------          ---------       ---------       --------

Operating Expenses:
   Cost of subscription services................................       2,622                522            6,870            975
   Cost of consulting services..................................         533                167            1,086            254
   Research and development.....................................       1,463                634            3,405          1,297
   Sales and marketing..........................................       4,808              1,426           11,617          2,989
   Operations...................................................       1,418                475            3,256          1,024
   General and administrative...................................       1,346                406            3,503            849
   Amortization of goodwill and other intangible
   assets.......................................................       1,125                  -            1,125              -
   Amortization of stock-based compensation.....................          85                 88              256            234
                                                                   ----------          ---------       ---------       --------
     Total operating expenses...................................      13,400              3,718           31,118          7,622
                                                                   ----------          ---------       ---------       --------

     Loss from operations.......................................      (3,685)            (1,796)          (9,429)        (3,513)

Interest income (expense), net..................................       5,408                  3            8,675           (146)
                                                                   ----------          ---------       ---------       --------

     Net Income (loss)..........................................   $   1,723           $ (1,796)        $  (754)       $ (3,659)
                                                                   =========           =========        ========       =========

Income (loss) per share:
     Basic and diluted..........................................   $    0.06           $  (0.36)        $ (0.03)       $ (0.91)
                                                                   =========           =========        ========       =========

Weighted average common shares outstanding used:
     Basic......................................................      26,623              4,965          24,566          4,009
                                                                   =========           =========        ========       =========
     Diluted....................................................      28,569              4,965          24,566          4,009
                                                                   =========           =========        ========       =========



   See accompanying notes to the condensed consolidated financial statements

                             KEYNOTE SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                              Nine months ended June 30,
                                                                                              ---------------------------
                                                                                                2000               1999
                                                                                                ----               ----

Cash flows from operating activities:
   Net loss...................................................................................  $   (754)          $  (3,659)
   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
     Depreciation and amortization............................................................     1,750                 558
     Amortization of goodwill and other intangible assets.....................................     1,125                   -
     Amortization of stock based compensation.................................................       256                 153
     Compensation related to performance based stock options..................................         -                  81
     Changes in operating assets and liabilities
        Accounts receivable...................................................................    (4,264)             (1,237)
        Prepaids and other assets.............................................................    (1,618)             (1,244)
        Accounts payable and accrued expenses.................................................     3,152                 592
        Deferred revenue......................................................................     4,565                 696
                                                                                               ---------            --------
          Net cash provided by (used for) operating activities................................     4,212              (4,060)
                                                                                               ---------            --------
Cash flows used for investing activities:
   Purchases of property and equipment........................................................    (4,819)             (1,708)
                                                                                               ---------            --------
Cash flows from financing activities
   Repayments of notes payable................................................................    (3,739)               (227)
   Cash acquired as part of Vologic acquisition...............................................       791                   -
   Proceeds from issuance of notes payable....................................................         -               3,646
   Net proceeds from issuance of preferred stock and warrants.................................         -              14,851
   Proceeds from public offering, net of issuance costs.......................................   294,129                   -
   Issuance of common stock, net of issuance costs............................................       723               2,355
   Repayments of shareholder notes............................................................       458                   2
                                                                                               ---------            --------
     Net cash provided by financing activities................................................   292,362              20,627
                                                                                               ---------            --------

Net increase in cash and cash equivalents.....................................................   291,755              14,859
Cash and cash equivalents at beginning of the period..........................................    64,647               2,293
                                                                                               ---------            --------
Cash and cash equivalents at end of the period................................................ $ 356,402            $ 17,152
                                                                                               =========            ========
   Noncash financing activities:
     Issuance of common stock for shareholder notes receivable................................ $       -            $     79
                                                                                               =========            ========
     Deferred compensation related to stock option grants..................................... $       -            $  1,059
                                                                                               =========            ========
     Purchase of property and equipment through capital leases................................ $       -            $    418
                                                                                               =========            ========
     Common stock and options issued in connection with acquisition........................... $  39,217            $      -
                                                                                               =========            ========





   See accompanying notes to the condensed consolidated financial statements

                             KEYNOTE SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying interim unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. (the Company) at June 30, 2000, and the results of operations and cash flows for the interim periods ended June 30, 2000 and 1999.

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

(2)  REVENUE RECOGNITION POLICY

     Subscription services revenue consists of fees from subscriptions to the Company's Internet measurement and diagnostic services. The majority of our subscription revenues is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. A small portion of subscription revenues is invoiced monthly upon completion of measurement services. Revenue from consulting services is recognized as the services are performed, typically a period of one month. Revenue related to the Company's recently acquired load testing services is also included in consulting revenue. For consulting projects that span multiple months, the Company recognizes revenue on a percentage of completion basis.

     Cost of subscription revenues consists of connection fees to Internet service providers for bandwidth usage of the Company's computer measurement agents around the world, depreciation, maintenance and other equipment charges for the Company's measurement infrastructure. Cost of consulting services consists of compensation for consulting personnel and related costs, and all load testing bandwidth costs and related infrastructure costs. Operations expenses consist primarily of compensation and related costs for management personnel, and technical support employees who manage and maintain the Company's measurement data and headquarter infrastructure and support the Company's customer base.

(3)  COMPREHENSIVE LOSS

     The Company has no components of other comprehensive loss for any period presented.

(4)  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, loans to related parties, prepaid and other current assets, accounts payable, notes payable and capital lease obligations approximate their respective fair values.

                             KEYNOTE SYSTEMS, INC.

(5)  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the "as-if-converted" basis.

     The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                  Nine months ended          Three months ended
                                                       June 30                    June 30
                                           -------------------------------------------------------
                                                     2000          1999                       1999
Shares outstanding under stock options              1,995         1,067                      1,067
Shares of restricted stock subject to                 369           912                        912
 repurchase
Shares issuable pursuant to warrants to
 purchase:
     Convertible preferred stock                        -           537                        537
     Common stock                                       -           106                        106
Shares of convertible preferred stock on an
"as-if-converted" basis                                 -        12,589                     12,589

     For the 3 months ended June 30, 2000 the reconciliation of basic to fully diluted common shares is as follows (in thousands):

Basic shares outstanding                          26,623

Shares outstanding under stock options             1,946
                                                 -------
Diluted shares outstanding                        28,569
                                                 =======

     The weighted-average exercise price of stock options was $7.24 and $3.20 as of June 30, 2000 and 1999, respectively. The weighted-average repurchase price of restricted stock was $0.26, as of June 30, 2000 and 1999. The weighted-average exercise price of the convertible preferred stock warrants was $1.40 as of June 30, 1999.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-2, Accounting for the Costs of Developing a Web Site. EITF No. 00-2 provides guidance on accounting for web site development costs and is effective for fiscal quarters beginning after June 30, 2000. The Company is currently reviewing the impact of EITF No. 00-2 on its financial statements and results of operations. The Company does not believe the impact of this statement will have any material adverse effect on the Company's statement of operations.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101. The company must adopt SAB 101 no later than the fourth quarter of 2000. The SEC has recently indicated that it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB

Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 for fiscal years beginning after June 15, 2000. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this accounting standard.


(7)  SEGMENT INFORMATION

     The Company has determined that it operates in a single operating segment: developing and selling services to measure, assure and improve the quality of service of web sites. In December 1999, the Company opened an international office located in Paris, France. All of the Company's long-lived assets are located in the United States. To date, there have been no significant operating revenues or expenses from the Company's international operations. For the three and nine months ended June 30, 2000, one customer accounted for approximately 10% of the company's total revenues.


(8)  ACQUISITION

     On June 2, 2000, the Company completed the acquisition of Velogic, Inc., a California corporation ("Velogic"), through a merger of a wholly-owned subsidiary of the Company with and into Velogic (the "Merger"), with Velogic surviving as a wholly-owned subsidiary of the Company. Velogic is a provider of load testing services for e-Businesses. The Merger is intended to be a tax-free reorganization and will be accounted for under the purchase method of accounting.

     In connection with the Merger, the Company issued an aggregate of 830,684 shares of its common stock for all of the outstanding capital stock, of Velogic and assumed all stock options and warrants of Velogic, of which 166,137 shares will be subject to an escrow to ensure certain indemnification obligations of the former Velogic shareholders. The value of shares issued and stock options assumed (the purchase consideration) was approximately $39.2 million. In addition, if Velogic achieves certain revenue targets attributed to Velogic products and services in 2000, the Company will be obligated to issue to the former Velogic shareholders additional shares of Keynote common stock or cash having an aggregate value of up to approximately $3.9 million. The Company will be obligated to issue an additional $3.9 million of Keynote common stock or cash to the former Velogic shareholders if Velogic achieves certain revenue targets in 2001. If these revenue goals are met, the Company could be obligated to issue additional shares of its common stock, or cash, having an aggregate value of up to approximately $7.8 million. The determination as to whether cash or stock will be paid, if performance targets are met is at the sole discretion of the Company.

     The purchase consideration was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The primary purchase adjustments related to recording goodwill of approximately $36.4 million and other intangible assets of approximately $4.1 million. Goodwill and other intangible assets are being amortized on a straight-line basis over thirty-six months. The combined consolidated statement of operations includes activity of Velogic subsequent to the acquisitions. As a result of the purchase, the Company assumed the following assets and liabilities:



Working capital                                                 ($1,679)
Property and equipment, net                                         392
Goodwill                                                         36,425
Other intangible assets                                           4,079
                                                                -------

Total purchase consideration                                    $39,217
                                                   ====================


     The following summary, prepared on an unaudited pro-forma basis, reflects condensed consolidated results of operations for the three and nine months ended June 30, 2000, and 1999, assuming Velogic had been acquired on October 1, 1998, (in thousands, except per share data):


                                       Three months ended June 30    Nine months ended June 30
                                       --------------------------    -------------------------
                                           2000           1999           2000          1999
                                       -----------     ----------    -----------    ----------
Revenues                                  $ 9,797        $ 1,974       $ 21,832      $  4,164
Net Loss                                   (1,863)        (5,776)       (12,942)      (14,691)
Basic and diluted net loss per share        (0.07)         (1.00)         (0.51)        (3.04)
Shares used in pro-forma per share
computation                                27,198          5,796         25,312         4,840

(9)  Subsequent Event

     On July 11, 2000, the Company entered into a lease agreement for an 188,000 square foot office building in San Mateo, California. Payments under this operating lease are based on LIBOR, which covers a one to six month interest term. Future minimum payments under this operating lease as of June 30, 2000, assumes an average interest rate of 7% over a five-year period and includes a $85.0 million balloon payment at the end of the lease, and are as follows:



Year ended June 30:                 (000's)
2001                              $  5,950
2002                                 5,950
2003                                 5,950
2004                                 5,950
2005                                90,950
Thereafter                           ----
                               -----------


Total minimum lease payments      $114,750
                               ===========


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

     We market our sales primarily through our direct sales organization. Our direct sales organization also provides telephone and e-mail sales support, telemarketing services and pre-sales technical support. We believe our direct sales approach enables us to focus our resources on ascertaining the needs of our customers, to devote significant attention to customer satisfaction and to quickly offer new services to our existing customers. We also distribute our services through Web-hosting and Internet service providers such as Digex, GlobalCenter, Exodus Communications, Digital Island/Sandpiper, IBM and UUNET, which manage e-commerce web sites for other companies. These companies sell or bundle our services to part of their customer base as a value-added service to these customers and as a management tool for themselves. We also market our services through VeriSign and Network Solutions, which was recently acquired by Verisign, which are companies that sell services complementary to ours. We recently opened a European office in Paris. We plan to move the office to London in the near future. In Europe, we have implemented an indirect sales model and use resellers to sell our services.

     On June 2, 2000, we completed the acquisition of Velogic, Inc., a California corporation, through a merger of our wholly-owned subsidiary with and into Velogic, with Velogic surviving as our wholly-owned subsidiary. Velogic is a provider of load testing services for eBusinesses. This merger is intended to be a tax-free reorganization and has been accounted for under the purchase method of accounting.

     In connection with this merger, we issued an aggregate of 830,684 shares of our common stock for all of the outstanding capital stock, including stock options of Velogic, of which 166,137 shares will be subject to an escrow to ensure certain indemnification obligations of the former Velogic shareholders. In addition, if Velogic achieves certain revenue targets attributed to Velogic products and services in 2000, we will be obligated to issue to the former shareholders of Velogic additional shares of our common stock or cash having an aggregate value of up to approximately $3.9 million. We will be obligated to issue an additional $3.9 million of our common stock or cash to the Velogic shareholders if Velogic achieves certain revenue targets in 2001. As a result, if these revenue goals related to Velogic are met, we could be obligated to issue additional shares of our common stock or cash having an aggregate value of up to approximately $7.8 million. The determination as to whether cash or stock will be paid if performance targets are met is at our discretion.

     In addition, we are obligated to file, on or about October 2, 2000, a registration statement with respect to the resale of all of the shares of our common stock issued to the former security holders of Velogic in connection with the merger, or issuable upon exercise of the assumed options.

     In connection with the Merger, Alberto Savoia, a founder and Chief Technology Officer of Velogic, and Roongko Doong, a co-founder and the Chief Scientist of Velogic, entered into employment agreements and non-competition agreements with us.

     We derive and expect to continue to derive all of our subscription revenues from the sale of our Internet performance measurement, consulting, diagnostic and load testing services. All of our services are subscription-based services that our customers purchase for at least an initial three-month term and then may renew their subscription on a month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of measurement locations, the frequency of the measurements, and the additional features ordered. Although consulting revenues have not been significant to date, we believe that consulting revenues may become more important in the future as we pursue additional consulting opportunities. Our international revenues to date have not been significant. In addition, consulting revenues includes all revenues derived from our newly-acquired load-testing services.

     We recognize revenues ratably as services are performed. We typically invoice our customers monthly in advance for our services. Any unearned revenue is recorded as deferred revenue on our balance sheet. As of June 30, 2000, we had recorded $5.7 million of deferred revenue. Revenues from our consulting services are recognized as the services are performed; a typical project lasts one month. For longer consulting projects, we anticipate recognizing revenue on a percentage-of-completion basis.

     Although we experienced net income for the three months ended June 30, 2000, we have otherwise experienced substantial net losses since inception. As of June 30, 2000, we had an accumulated deficit of $13.4 million. Although our revenues have grown significantly in recent periods, we may be unable to sustain this growth. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. We also cannot assure you that we will achieve profitability for the entire current fiscal year, or that we will achieve profitability in any future quarter.

     For the three months ended June 30, 2000, 10 customers accounted for approximately 38% of our total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.


Results of Operations


                                                                       2000      1999   % Change
                                                                    -------    ------   --------
For the three months ended June 30:                                  (In thousands)
   Subscription Services........................................    $ 9,283    $1,862        399%
   Consulting Services..........................................    $   432    $   57        658%
For the nine months ended June 30:
   Subscription Services........................................    $20,733    $4,026        415%
   Consulting Services.................................             $   956    $   83       1052%


     Subscription Services. Revenues from subscription services increased $7.4 million, or 399%, for the three months ended June 30, 2000, as compared to the same period in 1999. Revenues from subscription services also increased $16.7 million, or 415%, during the nine months ended June 30, 2000, as compared to 1999. Subscription services represented approximately 96% of total revenues for each of the three months and nine months ended June 30, 2000, and approximately 97% of total revenues for the three months ended June 30, 1999, and 98% of total revenues for the nine months ender June 30, 1999. The increase in revenue was attributable to the increase in both the number of new customers and the increase in revenue from existing customers. For the three months ended June 30, 2000, one customer accounted for approximately 10% of total revenues. For the three months ended June 30, 1999, no customers accounted for more than 10% of total revenues.

     Consulting Services. Revenues from consulting services increased $375,000, or 658%, for the three months ended June 30, 2000, as compared to the same period in 1999. Revenues from consulting services also increased $873,000, or 1052%, during the nine months ended June 30, 2000, as compared to 1999. Our professional services group was formed in January 1999. Therefore, the increased growth rate in percentage terms is due to the relatively small base of consulting services revenues in 1999. We do not expect to experience similar percentage growth rates in the future.

Cost of Consulting and Subscription Services


                                                                      2000    1999   % Change
                                                                    ------   -----   --------
For the three months ended June 30:                                (In thousands)
    Cost of subscription services...............................    $2,622   $ 522        402%
    Cost of consulting services...........................          $  533   $ 167        219%
For the nine months ended June 30:
    Cost of subscription services.........................          $6,870   $ 975        605%
    Cost of consulting services...........................          $1,086   $ 254        328%


     Cost of Subscription Services. Cost of subscription services consists of connection fees to Internet service providers for bandwidth usage of our measurement computers around the world and depreciation, maintenance and other equipment charges for our measurement infrastructure. Cost of subscription services increased $2.1 million, or 402% for the three months ended June 30, 2000, as compared to 1999. Cost of subscription services increased $5.9 million, or 605% for the nine months ended June 30, 2000, as compared to 1999. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and more depreciation and equipment charges. In addition, during the nine months ended June 30, 2000, we continued to increase measurement capacity and bandwidth at our existing locations, and expand our measurement infrastructure. Cost of subscription services was 28% of subscription service revenue for the three months ended June 30, 2000, as compared to 28%, for the three months ended June 30, 1999. Cost of subscription services was 33% of subscription service revenue for the nine months ended June 30, 2000, as compared to 24% for the nine months ended June 30, 1999. In the next couple of quarters we expect cost of subscriptions to be a greater % of revenue than in the past as we rapidly increase our bandwidth capacity in anticipation of demand.

     Cost of Consulting Services. Cost of consulting services consists of compensation expenses for consulting personnel and related costs. Cost of consulting services exceeded consulting services revenue for the three and the nine months ended June 30, 1999, and the three and nine months ended June 30, 2000 because our professional services group was formed in January 1999. In addition, we incurred one month of expenses from our recent acquisition of Velogic. In the future, cost of consulting services will also include network infrastructure costs associated with our new load testing service. We expect that the cost of consulting services as a percentage of consulting services revenues will be greater than the cost of subscription services as a percentage of subscription services revenues.

Research and Development

                                                                      2000      1999   % Change
                                                                    ------    ------   --------
For the three months ended June 30:                                 (In thousands)
    Research and development....................................    $1,463    $  634        131%
For the nine months ended June 30:
    Research and development....................................    $3,405    $1,297        163%


     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from 1999 to 2000 due to the increase in software engineers, project management and quality assurance personnel. To date, all research and development expenses have been expensed as incurred. We believe that continued significant increases in our research and development investment is essential for us to maintain our market position and to continue to enhance and expand our services. Accordingly, we anticipate research and development expenses are likely to increase in the foreseeable future.

Sales and Marketing

                                                                       2000      1999   % Change
                                                                    -------    ------   --------
For the three months ended June 30:                                  (In thousands)
    Sales and marketing....................................         $ 4,808    $1,426        237%
For the nine months ended June 30:
    Sales and marketing....................................         $11,617    $2,989        289%


     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased from 1999 to 2000 due to our investment in additional personnel in our sales and marketing organization and marketing programs including our Second Annual Internet Performance Conference. It also includes salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers. We believe that continued significant increases in our sales and marketing efforts is essential for us to maintain our market position and to further increase acceptance of our services. Accordingly, we anticipate sales and marketing expenses will continue to increase in the foreseeable future.

Operations

                                                                     2000             1999         % Change
                                                                    ------           ------        --------
For the three months ended June 30:                                     (In thousands)
    Operations..................................................    $1,418           $  475          199%
For the nine months ended June 30:
    Operations..................................................    $3,256           $1,024          218%

     Operations expenses consist primarily of compensation and related costs for management personnel and technical support employees, who manage and maintain our measurement and headquarters infrastructure and support our customers. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. The increase in operations expenses from 1999 to 2000 was primarily related to the hiring of personnel to manage and support our growing customer base. We believe that continued investment is necessary to support our ability to successfully develop, deploy and operate our growing Internet measurement infrastructure, as well as to successfully support our customer base. Accordingly, we anticipate that operations costs will continue to increase in the foreseeable future.

General and Administrative

                                                                    2000             1999          % Change
                                                                   ------            -----         --------
For the three months ended June 30:                                     (In thousands)
    General and administrative...........................          $1,346            $ 406           232%
For the nine months ended June 30:
    General and administrative...........................          $3,503            $ 849           313%

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

Amortization of Goodwill and other Intangible assets.

                                                                    2000             1999          % Change
                                                                   ------            -----         --------
For the three months ended June 30:                                     (In thousands)
Amortization of goodwill and other intangible assets                $1,125               0             0%
For the nine months ended June 30:
Amortization of goodwill and other intangible assets                $1,125               0             0%

     In connection with the purchase of Velogic, we recorded approximately $40.5 million in goodwill and other intangible assets, which is included in goodwill and other intangible and other assets on our balance sheet. In the quarter ended June 30, 2000, we recorded approximately $1.1 million in amortization of goodwill and other intangible assets, from the acquisition date of June 2, 2000, until June 30, 2000. We expect the amortization for a full quarter will increase to approximately $3.3 million. Goodwill and other intangible assets are being amortized over thirty-six months.

Amortization of Stock-Based Compensation.

                                                                   2000              1999          % Change
                                                                   -----             -----         --------
For the three months ended June 30:                                     (In thousands)
    Amortization of stock-based compensation.........              $  85             $  88            97%
For the nine months ended June 30:
    Amortization of stock-based compensation.........              $ 256             $ 234           109%

     The amortization expense on stock-based compensation was unchanged from prior quarters. Some options granted prior to June 30, 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense and had an aggregate of approximately $879,000 of deferred compensation remaining to be amortized as of June 30, 2000. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

We expect amortization of approximately $341,000 in fiscal 2000, $341,000 in fiscal 2001, $341,000 in fiscal 2002 and $112,000 in fiscal 2003.

Interest Income (Expense), Net


                                                                    2000              1999         % Change
                                                                   ------            -------       --------
For the three months ended June 30:                                     (In thousands)
    Interest income, net                                           $5,408            $    3        180167%
For the nine months ended June 30:
    Interest income (expense), net                                 $8,675           ($  146)        6042%


     Net interest income (expense) increased from 1999 to 2000 primarily due to higher interest income from our increase in cash and cash equivalents resulting from the proceeds we received from our initial and follow-on public offerings in September 1999 and February 2000 respectively.

Provision for Income Taxes

     No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that has resulted in deferred tax assets. Although we achieved profitability in this quarter, no provision was required because we do not expect to be profitable for the entire fiscal year. In light of our recent history of operating losses, we have provided a valuation allowance for all of our net deferred tax assets, as we are presently unable to conclude that it is more likely than not that the deferred tax asset will be realized.

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

Liquidity and Capital Resources

     Since our inception, we have funded our operations primarily through public sale and private placements of our common stock and convertible redeemable preferred stock with strategic investors, venture capital firms and private investors. Prior to our initial public offering, in September 1999, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In our initial public offering, we raised $56.7 million, net of issuance costs, including $7.8 million raised from the exercise of the underwriter's over-allotment option, which occurred in October 1999. In a public offering in February 2000, we raised $286.6 million, net of issuance costs, including $86.5 million, net of issuance costs, raised from the exercise of the underwriter's over-allotment option, which occurred at the end of February 2000. In addition, we financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at June 30, 2000 for these loans and leases was approximately $2.5 million. At June 30, 2000, we had approximately $356 million in cash and cash equivalents.

     Net cash provided by operating activities was $4.2 million in the nine months ended June 30, 2000. Net cash provided by operating activities was primarily the result of an increase in deferred revenue and accounts payable and accrued expenses and amortization of goodwill, resulting from the merger in June 2000. The increase was partially offset by an increase in accounts receivable and our net operating loss. Net cash used for operating activities was $4.1 million in the nine months ended June 30, 1999. Net cash used for operating activities was primarily due to our net operating loss.

     Since inception, our investing activities have been purchases of property and equipment. Capital expenditures totaled $4.8 million in the nine months ended June 30, 2000, and $1.7 million in the nine months ended June 30, 1999.

     Our financing activities provided $292.4 million in the nine months ended June 30, 2000 and approximately $20.6 million in the nine months ended June 30,
1999.    In the nine months ended June 30, 2000, we raised $7.8 million in
October 1999 from the exercise of the underwriters' over-allotment option from our initial public offering and $286.6 million, net of issuance costs from a public offering in February 2000. During the nine months ended June 30, 1999, we raised $14.8 million from the issuance of preferred stock in April of 1999. In addition, we received $3.6 million in proceeds from our equipment loans.

     As of June 30, 2000, our principal commitments consisted of $2.5 million in loans and obligations under leases. We have granted a security interest in substantially all of our assets to secure these loans. The interest rate on our loans in the form of equipment notes ranged from 5.60% to 10.25% per year and the interest rate on the loans in the form of a promissory note bore interest at a rate of 8.25% per year. As of June 30, 2000, we also had commitments of approximately $29.8 million in future lease payments for our headquarters facility. We had no material commitments for capital expenditures as of June 30, 2000. Because we expect to continue to increase the number of our measurement computers and increase their measurement capacity, we expect that we will make additional capital expenditures to purchase this equipment. We anticipate that we will also experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

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

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101. The company must adopt SAB 101 no later than the fourth quarter of 2000. The SEC has recently indicated that it intends to issue further guidance with respect to the adoption of specific issues addressed by SAB 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 for fiscal years beginning after June 15, 2000. The Company does not believe that the impact of this statement will have a material effect on the financial position or results of operations upon the adoption of this accounting standard.

Factors That May Impact Future Operating Results

We are an early stage company with an unproven business model that makes it difficult to evaluate our current business and future prospects.

     We have only a limited operating history upon which to base an evaluation of our current business and future prospects. We began offering our Internet performance measurement services in May 1997. We introduced our Transaction Perspective service in April 1999, our Lifeline service in July 1999, the most recent version of our Perspective service in December 1999, our Consumer Perspective service in December 1999, our Diagnostic Perspective in April 2000, and our Streaming Perspective in June 2000. We formed our professional services organization in January 1999 and acquired Velogic, Inc. in June 2000. The revenue and income potential of our business and the related market are unproven. In addition, because of our limited operating history and because the market for Internet performance measurement and diagnostic services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. Before investing, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets such as Internet performance measurement.

We have incurred losses, we expect to incur future losses and we may never achieve profitability.

     We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. We incurred net losses of $754,000 for the nine months ended June 30, 2000, and as of June 30, 2000, we had an accumulated deficit of $13.4 million. We believe that our operating expenses will continue to increase as we grow our business. As a result, although our recent initial and secondary public offering provided us with cash for our working capital, we will need to significantly increase our revenues to achieve and maintain profitability, as reflected in our financial statements. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

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

     . changes relating to goodwill and other intangibles;

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

     Because we have only recently begun to offer professional services and we only recently introduced our Keynote Consumer Perspective, Keynote Lifeline, Keynote Transaction Perspective, Keynote Diagnostic Perspective, and Keynote Streaming Perspective services, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our Keynote Perspective service. Therefore, we believe that initial sales and renewals of our Keynote Perspective service will account for substantially all of our revenues for the immediate future. A decline in the price of, or fluctuation in the demand for, Keynote Perspective, or our inability to maintain or increase sales, would cause our revenues to decline.

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

     We will need to continue to deploy a large number of measurement computers if we continue to experience an increase in our customer base or if we expand our operations and measurement capabilities on a worldwide basis. These computers are responsible for measuring the performance of web sites and collecting performance data and it is critical to our ability to deliver our services that they operate effectively. We currently measure the performance of and receive revenue for approximately 13,000 web-site addresses for our customers. Based on the number of measurement computers we currently have deployed and the communications capacity available to these computers, we believe we are able to measure the performance of an even greater number of web-site addresses. We are in the process of deploying additional measurement computers and upgrading the underlying infrastructure so that we will have the ability by the end of fiscal 2000 to measure in excess of 50,000 web-site addresses. With more measurement computers deployed and measurements conducted, we will need to monitor and maintain a larger and more geographically dispersed computer network, and manage an ever increasingly complex database, requiring us to devote significant additional resources for these tasks. In addition, if we experience increases in the number of our customers prior to deploying additional measurement computers, our existing infrastructure may not have the capacity to accommodate the additional customers. This could result in outages, interruptions or slower response times, any of which could impair our ability to retain and attract customers.

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

     If we expand the scope of our products and services, we may encounter many additional, market-specific competitors. These potential competitors include companies that sell network management software such as CompuWare, HP-Openview and IBM's Tivoli Unit, and companies that sell load-testing software such as Mercury Interactive and Segue Software. Mercury Interactive has a service that competes with our Transaction Perspective service. Some of our competitors have, and our future competitors may have:

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

     For the three months ended June 30, 2000, 10 customers accounted for approximately 38% of our total revenues, and this trend may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

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

     If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, the last of which occurred approximately six months ago. The outages that we have experienced have lasted no more than a few hours, with the longest outage that occurred in the fall of 1998 having lasted approximately 12 hours. These outages have been caused by a variety of factors including operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility's being inadequately equipped to house our operations center. Although we do not believe we have lost any customers due to these prior outages, any outage for any period of time could cause us to lose customers.

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

     We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than approximately 3% of our total revenues for the three months ended June 30, 2000 and for our prior periods. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

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

     Sales of a large number of shares of our common stock in the market in the future, or the belief that these sales could occur, could cause a drop in the market price of our common stock. At June 30, 2000, we had outstanding 27,634,836 shares of common stock. All of these shares including the 4,600,000 shares sold in our initial public offering as well as the 6,612,500 shares sold in our secondary offering are freely tradable without restriction or further registration under the Securities Act, unless the shares are sold by or purchased by our "affiliates". As of June 30, 2000 there were outstanding options to purchase 3,002,573 shares of our common stock. Sales of a substantial number of these shares could cause our stock price to fall.


We may face difficulties assimilating our recent acquisition of Velogic and may incur costs associated with any future acquisitions.

     As a part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. In June 2000, we acquired Velogic, Inc., a provider of load testing services for eBusinesses.
Acquisitions could create risks for us, including:

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



Item 3. Qualitative and Quantitative Disclosures about Market Risks.

     Interest Rate Sensitivity. Our interest income and expense could be sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at June 30, 2000, the interest earned on those cash equivalents could increase or decrease by approximately $2.2 million on an annualized basis.

     Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at June 30, 2000.

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

         On June 2, 2000, the Company acquired all of the issued and outstanding common stock of Velogic, Inc. pursuant to a merger of a newly formed wholly owned subsidiary of the Company with and into Velogic, in exchange for 830,684 shares of the company's common stock. In addition, the Company assumed options to purchase common stock of Velogic, which options are exercisable for an aggregate of 29,280 shares of the Company's common stock. The issuance of shares of the Company's common stock and the assumption of options were made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits

         Exhibit No. 2.01 - Agreement and Plan of Reorganization, dated as of May 9, 2000, by and between us and Velogic, Inc. (incorporated herein by reference to Exhibit 2.01 and our Current Report on Form 8-K filed with the Securities Exchange Commission on June 16, 2000).

         Exhibit No. 10.01 - Synthetic Lease

         Exhibit No. 27.01 - Financial Data Schedule (Available in EDGAR format only)

(b)      Reports on Form 8-K

         We filed a current report on Form 8-K on June 16, 2000, in connection with the completion of our acquisition of Velogic, Inc. The only exhibit filed with the report was the Agreement and Plan of Reorganization, dates as of May 9, 2000, by and between us and Velogic, Inc. We intend to file by amendment the required Pro Forma Financial Statements reflecting the acquisition of all of the issued and outstanding capital stock, including stock options and warrants of Velogic, no later than August 16, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of August 2000.

                                  KEYNOTE SYSTEMS, INC.

                                  By: /s/ Umang Gupta
                                      -----------------------------------------
                                      Umang Gupta
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)

                                  By: /s/ John J. Flavio
                                      -----------------------------------------
                                      John J. Flavio
                                      Chief Financial Officer (Principal
                                      Financial Officer and Principal Accounting
                                      Officer)