Form 10-K405
period 2000-09-30
KEYNOTE SYSTEMS INC
filed 2000-12-29
CIK 1032761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the Fiscal Year Ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______  to _______

                        Commission File Number 000-27241

                             ---------------------

                             KEYNOTE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                 California                                      94-3226488
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

      2855 Campus Drive, San Mateo, CA                             94403
  (Address of principal executive offices)                       (Zip Code)

                             ---------------------

              Registrant's telephone number, including area code:

                                 (650) 522-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 Par Value Per Share

                             ---------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 28, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant was $308,103,101.

    The number of shares of the Registrant's common stock outstanding as of December 28, 2000 was 27,831,118.

    Documents incorporated by reference: portions of the Registrant's proxy statements for its 2001 annual meeting of stockholders are incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             KEYNOTE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
 ITEM 1:  Business......................................................     4

 ITEM 2:  Properties....................................................    14

 ITEM 3:  Legal Proceedings.............................................    14

 ITEM 4:  Submission of Matters to a Vote of Security Holders...........    14

 ITEM 4A: Executive Officers............................................    14

                                    PART II

          Market for the Registrant's Common Equity and Related
 ITEM 5:  Stockholder Matters...........................................    17

 ITEM 6:  Selected Financial Data.......................................    18

 ITEM 7:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    18

 ITEM 7A: Qualitative and Quantitative Disclosures About Market Risk....    34

 ITEM 8:  Financial Statements and Supplementary Data...................    35

 ITEM 9:  Changes In and Disagreements with Accountants and Accounting
           and Financial Disclosure.....................................    55

                                    PART III

 ITEM 10: Directors and Executive Officers of the Registrant............    55

 ITEM 11: Executive Compensation........................................    55

          Security Ownership of Certain Beneficial Owners and
 ITEM 12: Management....................................................    55

 ITEM 13: Certain Relationships and Related Transactions................    55

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports of Form 8-
 ITEM 14: K.............................................................    56

 Signatures..............................................................   58

                           FORWARD-LOOKING STATEMENTS

    Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words "expect," "anticipate," "intend," "believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results" and elsewhere in this report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q or current reports on Form 8-K that we will file in 2001. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

Item 1. Business.

Overview

    Keynote provides Internet performance measurement, diagnostic and consulting services to companies that operate electronic business, or e-business, web sites. Our benchmarking and performance management services are designed to enable our customers to improve the quality of service of their e-business web sites around the world. We believe that companies who use our services can increase revenues, improve customer satisfaction and retention, reduce customer support costs and gain a competitive advantage. We have designed our services to be easy for customers to try, purchase and use on a subscription basis. Our customers include over 2,700 leading e-business companies, and our 10 largest customers, based on revenues for the fiscal year ended September 30, 2000, are Akamai, American Express, Dell Computer, Digex, Digital Island, DoubleClick, Exodus Communications, GlobalCenter, which Exodus recently agreed to acquire, Hewlett-Packard and Microsoft.

Keynote Services

    Our services enable customers to measure and improve their e-business quality of service from multiple locations around the world. The foundation of these services is an extensive network of strategically located measurement computers connected to the major Internet backbones in dozens of metropolitan areas worldwide, plus a sophisticated operations center for collecting, analyzing and disseminating Internet performance and availability data. Our measurement computers measure and analyze performance data 24 hours per day from an end-user perspective, from Internet connection points in over 50 worldwide metropolitan cities on a variety of Internet backbones. We had measurement computers deployed in 140 locations at September 30, 2000, and in 91 locations at September 30, 1999. Our measurement computers currently measure the performance of 13,600 universal resource locators, or URLs. We intend to deploy additional measurement computers in order to measure in excess of 25,000 URLs by September 30, 2001. Our services require no installation, configuration or update maintenance by customers because all software runs on our computers and produces results that can be accessed over the Internet through any web browser.

    We were founded in June 1995 and until we released our first service in April 1997, we were engaged in market research and the design and engineering of our services. Since April 1997, we have introduced additional services and features, most recently in October 2000, so that we now offer benchmarking and performance management services. Our services are summarized below:

                                                                               Number of
                                                                               Cities in
                                                                                 which
                                                       Date of                Measurements
     Services                Description             Introduction List Price  May be Taken
------------------------------------------------------------------------------------------
  Benchmarking Services:

  Website        This service measures the time it   April 1997   $295-       10, 35,
  Perspective-   takes to access and download a                   $1,495 per  and 50
  Business       single object or the entire                      month       cities
  Edition        contents of a web page through the
                 connections commonly used to
                 access the Internet from the
                 workplace.

  Transaction    This service measures and compares  April 1999   $995-       10 and 25
  Perspective    the length of time required to                   $2,495 per  cities
                 execute a multi-page, interactive                month
                 transaction on a web site.

                                                                                 Number of
                                                                                 Cities in
                                                                                   which
                                                       Date of                  Measurements
     Services                Description             Introduction  List Price   May be Taken
--------------------------------------------------------------------------------------------
  Website        This service measures the time it   December     $495--$2,495  10 and 20
  Perspective-   takes to access and download the    1999         per month     cities
  Consumer       data elements of a web page over
  Edition        Internet access methods typically
                 used in homes, such as dial-up
                 connections, cable modems and
                 digital subscriber lines.

  Diagnostic     This service provides detailed      April 2000   Depending on  50 cities
  Perspective    measurement data covering a broad                existing
                 set of testing points on the                     monthly
                 Internet, enabling our customers                 subscription
                 to identify and pinpoint problems                amount, cost
                 with their web sites.                            is up to
                                                                  $200 per
                                                                  month

  Desktop        This service enables our customers  September    $100--$1,000  --
  Analyzer       to download our performance data    2000         per month,
                 and import this data into a                      per customer
                 Microsoft Excel spreadsheet. This
                 allows our customers to analyze
                 this data on their own computer
                 systems.

  Streaming      This service measures the quality   October      $495--$9,995  10 cities
  Perspective    of streaming content on our         2000         per month
                 customer's web sites.

  Performance Management Services:

  KeyReadiness   This offers comparative and         January      From $10,000  --
  Professional   diagnostic audit programs and       1999         per
  Services       consulting services.                             engagement,
                                                                  depending on
                                                                  size and
                                                                  complexity

  KeyReadiness   This testing service is designed    July 2000    From $5,000   --
  Load-Testing   to simulate the behavior of         (upon        per
                 Internet end users, to determine    completion   engagement,
                 the performance of the web site     of our       depending on
                 before it is available to the       acquisition  size and
                 public.                             of Velogic,  complexity
                                                     Inc.)

  Red Alert      This service offers availability    August 2000  $20 per       1 city
                 monitoring services and notifies    (upon        month, per
                 customers through alarms and        completion   measurement
                 alerts when their web sites are     of our       device
                 inaccessible or slow to respond or  acquisition
                 when their servers return           of Digital
                 incorrect data.                     Content,
                                                     L.L.C.)

 Benchmarking Services

    We offer our benchmarking services, which include our Perspective family of services, together with our Desktop Analyzer service, on a monthly subscription basis. Our customers typically enter into an initial three-month subscription agreement to purchase our services and then may choose to renew these services on a monthly basis after the initial term. Our customers can view a graphical analysis of performance data from their web browsers using our online interface, called MyKeynote.

    Key general features of our subscription-based benchmarking services include:

  . Standard and Custom Reporting. Measurements are delivered to our customers through threshold-based alarms by email or pagers as well as online through MyKeynote, our browser-based interface. Summary reports are delivered to customers by email on a daily basis providing quick access to real time performance data. Our customers can configure performance alarms based on thresholds such as time-interval and city parameters to automatically notify them when performance problems occur.

  . Comprehensive Diagnostics. A "drill down" feature allows our customers to specify a time period and metropolitan area and then to search specific data to localize, analyze and diagnose problems. We also maintain automated diagnostic centers at all measurement locations which allow our customers to investigate performance bottlenecks and delays by tracing a URL request from that location, performing error analysis and pinpointing which Internet service provider, backbone provider or other source is responsible for the performance delay.

      Our customers can also analyze full-page measurement data to pinpoint and address the cause of a performance delay. A full-page download consists of a hypertext markup language page along with all associated images and complex page structures. The full-page download time can be further dissected into as many as six constituent elements, such as domain name service lookup time or redirect time. This level of detail allows network engineers and web site managers to precisely pinpoint the cause of any performance delay and quickly resolve it. As changes are made to web site content, connectivity or architecture, the resulting effect on performance can also be precisely measured and compared.

  . Comparative Analysis. In addition to delivering consistent performance, e-business sites must ensure that they can perform more quickly and reliably than competing web sites. Our customers can compare their performance against competing sites selected by the customer and also against our performance indices, The Keynote Business 40 Index, The Keynote Consumer 40 Index, The Keynote Web Broker Trading Index and our International Business 40 Indices for five countries.

  . Multiple Views of Web Site Performance. From any web browser, our customers can easily access historical web site performance data over any time range within the previous six weeks. This data can be displayed in summary form as well as in customizable graphs that depict performance and types of errors over time, metropolitan area or Internet backbone provider. This data can also be easily downloaded, archived and used in our customers' other applications.

  . Custom Measurement Computers. For companies that implement extranets or other private computer networks, we can deploy custom measurement computers to measure the performance of these networks from specified locations and at specified times. These measurement computers can be deployed near the company's own web site, at key Internet access points used by the company, or at the other business offices of the company or its suppliers and customers. Measurements are delivered to our operations center where they are integrated with and compared to other public web site measurement data.

    Additional features of our Website Perspective services allow our customers to measure the most common forms of end-user interaction with a web site-- downloading simple, complex or secure web pages and completing multi-page transactions over the Internet. These additional features include:

  . Benchmark Page. This service measures and compares the download time of a single web object such as a text file or graphic element. With this data, web site managers can measure and manage the effect of user geography and Internet backbones on the performance of their web site, as experienced by end users.

  . Full Page Components. This service measures the time it takes to access and download all of the elements of a web page, including the text file and any graphic images and complex page structures. This service is targeted at fast-changing web sites, enabling them to measure the effects of web-page design on end users' experience with the web site over time and geography.

  . Secure Page. This service measures the time it takes to access a secure, encrypted page or execute a single-page transaction through a secure page. This enables web sites managers to measure the effect of content and security applications on end users' experience with web pages containing sensitive information such as account balances or credit card numbers.

 Performance Management Services: KeyReadiness

    We offer our KeyReadiness performance management services to our customers on a per engagement basis. We offer our RedAlert performance management service to our customers on a monthly subscription basis. The features of our performance management services are summarized below.

    KeyReadiness Load-Testing. KeyReadiness load-testing services are specifically designed for Internet Web sites. We create loads that simulate the complexity of the Internet and the behavior of end users. These realistic test conditions allow businesses to simulate how their site will perform before opening their site to customers. Our testing experts complete an analysis of the load-testing results and recommend practical solutions to our customers.

    KeyReadiness Professional Services. In order to help our customers maximize the benefits of our services and data, KeyReadiness Professional Services offer two audits: the Comparative Audit and the Diagnostic Audit. In addition, KeyReadiness Professional Services can conduct monthly or weekly reviews of the performance of our customers' web sites for ongoing trouble shooting and trend analysis. The audits offered by KeyReadiness Professional Services are described below:

  . Comparative Audit. This service is designed to provide an unbiased, comprehensive report on a customer's web site performance and availability, as experienced by the customer, as compared to their competitors and industry benchmarks. The Comparative Audit typically requires four weeks to complete and comprises the following phases:

     . Initial Parameter Selection and Setup: Our staff consults with the customer to select appropriate parameters for the audit.

     . Testing Period: Preliminary data is collected to see if the selected parameters are appropriate and whether additional data are needed.

     . Parameter Adjustment: Based on the results of the testing, data collection parameters are adjusted, if necessary.

     .   Data Collection: Data are collected for the audit.

     . Reporting: We report on web site performance and availability. Anomalies seen during the data collection are investigated and follow-up meetings with the customer are held to discuss the findings of the audit.

  . Diagnostic Audit. This service is structured to meet our customers' specific web site objectives and concerns. These consulting engagements can be individually structured and may vary both in the length of the audit and in the nature of the services we provide. For example, we can work with the customer's staff to provide recommendations in the areas of Internet connectivity, multiple hosting sites and the impact of caching and other content-distribution strategies. We offer Diagnostic Audits in three primary areas:

     . Web server system design, including use of load-distribution strategies, multiple geographic locations, and sophisticated Internet connectivity;

     . Internet backbone design, including routing, peering, bandwidth, and latency issues; and

     . Streaming media performance, including both audio and video streaming.

    RedAlert. We offer monitoring and alarm services with our Red Alert service. Red Alert checks a customer's Internet connection, Web servers, and routers at least four times each hour throughout the day, and emails or pages the customer whenever the site becomes inaccessible, returns incorrect data, or is slow in responding to connection requests. Red Alert can monitor virtually any Internet device, including secure web servers, mail servers and domain name servers.

Technology and Infrastructure

    We designed our Internet performance measurement infrastructure to allow us to implement a flexible, scalable solution to e-business quality of service problems. Our architecture consists of three key components: measurement and data collection infrastructure, our database and operations center, and reporting and analysis tools.

 Measurement and Data Collection Infrastructure

    Our measurement computers are Windows-based computers that run our proprietary software to replicate the experience of a user accessing web sites through a standard web browser. We designed our measurement-computer software to perform thousands of download measurements concurrently without distorting or affecting the integrity of any single measurement. The measurement computers are located at the facilities of Internet service providers that are selected to be statistically representative of Internet users in that geographic location. At some locations, we employ multiple Internet connections and install equipment racks that can accommodate multiple measurement computers, allowing for large-scale, rapid deployment of additional measurement computers. The hosting arrangements for our measurement computers typically have terms ranging from three months to one year. We typically pay a small set-up fee and pay monthly fees to continue to locate the measurement computers at these locations. We also pay additional monthly fees for communications lines. For the fiscal year ended September 30, 2000, fees related to operating our measurement and data collection network, represented approximately 19% of our total expenses for that period.

    These computers access a web site to download web pages and execute multi-page transactions, while taking measurements of every component in the process. The computers take measurements continually throughout the day, at intervals as short as three minutes, depending on the customer's requirements and subscription service level.

    As of September 30, 2000, we had deployed more than 1,100 measurement computers in 85 domestic and 60 international locations, with some locations having multiple measurement computers in order to provide different types of measurements or to accommodate higher measurement volume. We intend to continue to expand the number of measurement computers so that we can measure in excess of 25,000 URLs by September 30, 2001, as compared to the 13,600 URLs we currently measure. We continually upgrade and expand our network capacity to manage our existing and new measurement computers.

 Scalable Database and Operations Center

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

 Easy-To-Use Reporting And Analysis Tools

  . Pager and Email Alerts. Our customers are notified by email or pager when download times exceed a particular value in specific cities or error counts indicate that a web site is unresponsive.

  . Daily Email Reports. Our customers can receive a daily email that summarizes the performance and availability of measured web sites and compares them to industry averages for the same time period.

  . Web-Based Analysis. Through their web browsers, our customers can login to our online interface, MyKeynote, operations center with a password to retrieve, view and analyze measurement data in multiple formats.

  . Data Feed. Our customers may also retrieve measurement data through an application program interface, or API, or through bulk file transfers using an industry-standard file-transfer protocol called FTP. This allows our customers to embed our measurement data in their own software to create custom data-analysis applications.

Customers

    We sell the majority of our services to our customers on a subscription basis. For the year ended September 30, 2000, one customer, Akamai, accounted for approximately 10% of our total revenues. As of September 30, 2000, we provided services to over 2,700 companies including the following companies, which are Fortune 100 companies:

Allstate       First Union Corporation         Metropolitan Life Insurance
American
  Express      FleetBoston                     Microsoft
American
  Airlines     Ford Motor                      Morgan Stanley Dean Witter
AT&T           Freddie Mac                     Motorola
AutoNation     General Electric                PepsiCo
Bank of
  America      General Motors                  Philip Morris
Bank One
  Corporation  Goldman Sachs Group             Procter & Gamble
Bell Atlantic  GTE                             Prudential Insurance Co. of America
BellSouth      Hewlett-Packard                 Sara Lee
Cardinal
  Health       Home Depot                      SBC Corporation
Caterpillar    Honeywell International         Sears Roebuck
Chase
  Manhattan
  Corp         Ingram Micro                    Sprint
Citigroup      Intel                           State Farm Insurance Companies
Coca-Cola      International Business Machines Target
Compaq
  Computer     JC Penney                       Time Warner
Costco
  Wholesale    J.P. Morgan & Company           United Airlines
CVS            Lehman Brothers Holdings        United Parcel Service
Dell Computer  Lucent Technologies             Walgreens
Electronic
  Data
  Systems      MCI Worldcom                    Wal-Mart Stores
Enron          McKesson HBOC                   Walt Disney
Fannie Mae     Merck                           Wells Fargo
Federated
  Department
  Stores       Merrill Lynch                   Xerox

Sales, Marketing and Customer Support

 Sales

    We sell our services primarily through our direct sales organization located in San Mateo, California. Our direct sales organization also provides telephone and e-mail sales support, telemarketing services and pre-sales technical support. We believe our direct sales approach enables us to focus our resources on ascertaining the needs of our customers, to devote significant attention to customer satisfaction and to quickly offer new services to our existing customers. We also market our services through our web site, where customers can sign up to try, purchase and use our services.

    In January 2000, we formed our national sales organization. Our national sales organization was formed to concentrate on our large accounts, and dedicates individuals to those accounts. In addition to our corporate facility in San Mateo, C.A., we expanded our national sales organization to include members in Massachusetts, New York, and Virginia, to allow our sales force to be geographically closer to our customers.

    In addition, we distribute our services through web-hosting and Internet service providers such as Digex, Exodus, IBM and GlobalCenter, which Exodus recently agreed to acquire, which manage e-business web sites for other companies. These companies sell or bundle our services to part of their customer base as a value-added service to these customers and as a management tool for their web sites. We also sell to content providers, such as Akamai and Digital Island, which use our services as a pre-sales tool for their potential customers, or in service level agreements with their existing customers. We also market our services through VeriSign and Hewlett-Packard.

 Marketing

    We maintain an active marketing program designed to create brand awareness, which includes our industry-standard benchmark indices that evaluate and rank the relative performance of various web sites. Keynote indices include:

  . Keynote Business 40 Index of 40 selected business web sites, published regularly in leading newspapers and trade publications;

  . Keynote Consumer 40 Index of 40 selected consumer web sites, including measurements from eight major metropolitan locations, collected using standard telephone lines and 56K modems, published weekly by us;

  . Keynote Streaming Media Performance Index of 20 leading web sites which include streaming media content;

  . Keynote Web Broker Trading Index of leading online stock brokers, based on performance and success rates of actual stock buy-order transactions submitted on their web sites, published weekly by us and available on the web site of Smart Money, the Wall Street Journal and other reliable industry sources: and

  . International Indices of 40 selected business web sites, in various international countries including France, Germany, United Kingdom, Scandinavia, and New Zealand.

    Our Site of the Week highlights the performance and availability results of a different e-business web site each week. We also publish a free weekly electronic newsletter on Internet performance that is transmitted to thousands of subscribers. Our key personnel have been featured in leading financial programs on both television and radio and have been quoted extensively in leading trade publications and newspapers.

    In all of our advertising and promotional materials, we offer e-business web sites the opportunity to try our Website Perspective--Business Edition service on a trial basis with a Free Performance Appraisal. This no-charge trial exposes potential customers to all aspects of our service with real performance data collected for a URL of the customer's choice and typically a competitor's URL.

    Our other marketing programs in fiscal 2000 included our Second Annual Global Internet Performance Conference, which provided an open forum for our partners, vendors and customers to discuss Internet performance. In addition, we began our KeyEducation program, which includes one-day seminars, online training and quarterly trips to major metropolitan areas to help our customers understand the Keynote data, and educate them on how to use our services effectively throughout their organizations.

 Customer Support

    We believe that a high level of customer support is integral to our success in creating solutions that our customers will view as indispensable to their ability to provide high quality of service in all aspects of their e-businesses. Therefore, we provide customer support 24 hours per day by email and telephone. We have developed and expanded our customer support services based on feedback received from our existing customers. This feedback is supplemented by formal customer satisfaction surveys conducted by an independent third party.

Research and Development

    We believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop new services that achieve market acceptance. For example, we have developed Streaming Perspective, which measures the quality of streaming audio and video over the Internet. Our research and development expenses were $5.5 million for the fiscal year ended September 30, 2000, $2.1 million for the fiscal year ended September 30, 1999, and $1.2 million for the fiscal year ended September 30, 1998.

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

Competition

    The market for Internet performance measurement and diagnostic services is relatively new and rapidly evolving. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services. For example, Mercury Interactive offers a service that competes with our Transaction Perspective service, and Gomez Advisors and Service Metrics, a unit of Exodus Communications, offer services similar to our Website Perspective--Business Edition and Transaction Perspective services. In addition, with respect to our KeyReadiness load-testing service, we compete with companies that offer load-testing software, such as Segue Software, or that offer both load-testing software and services, such as Mercury Interactive. With respect to our Red Alert monitoring service, we face competition from software companies such as Freshwater Software. While we believe these services are not as comprehensive as ours, customers could still choose to use these less comprehensive services or these companies could enhance their services to offer all of the features we offer.

    We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Internet performance measurement, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, and free services that measure web site availability, including the WebSite Garage unit of Netscape, NetMechanic and Internet Weather Report, a unit of MIDS

Matrix IQ Service. In addition, companies that sell network management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview and IBM's Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

    In the future, we intend to expand our service offerings by measuring the speed with which a web site can be navigated and desired content can be located. We intend to continue to measure the impact of new Internet technologies as they become available such as wireless telephony and Internet telephony. As we expand the scope of our products and services, we may encounter many additional, market-specific competitors. For example, in October 2000, we introduced our Streaming Perspective service. Streamcheck, a Canadian company, has a service, which competes with Streaming Perspective.

    We believe that the principal competitive factors affecting our market are:

  .   product features;

  . product performance, including scalability, flexibility, availability and cost-effectiveness;

  .   quality of support and service; and

  .   company reputation.

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

 Our Intellectual Property Assets

    Our principal intellectual property assets consist of our trademarks, our patent, our patent applications and the software we developed to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our services. Our trademarks include our registered trademark Keynote. This trademark has not been registered as a trademark outside of the United States. We have other trademarks that have not been registered with the U.S. Patent and Trademark Office. These include Perspective and The Internet Performance Authority.

    We currently have one issued U.S. patent and no foreign patents. We have applied for three additional U.S. patents, and we have no pending foreign patent applications. The three U.S. patent applications relate to our technology that measures the speed of Internet transactions. It is possible that no patents will be issued from our currently pending patent applications and that our issued patent or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

    Our proprietary software consists of the software we developed to collect, store, and deliver our measurement data to customers. We also have developed software that we use to process customer orders and billings.

 How We Protect Our Intellectual Property

    The intellectual property we use in our business is important to us. We have trademarks, service marks and one U.S. patent and three U.S. patent applications with respect to our Internet performance measurement technology, and we have also developed proprietary software that we use to deliver our services to our customers. Despite our efforts, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business.

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

    Many of our customers' use of our services is governed by a web-based subscription agreement, rather than by means of a formal, written contract. Each time customers use our services, they "click" on a web page to agree to terms and conditions that are posted on our web site, and our relationship with these customers is then governed by these terms and conditions. There is a possibility that a court, arbiter or regulatory body could deem this type of agreement to be invalid or determine that the terms and conditions governing the agreement do not fully protect our intellectual property rights. If that were to occur, our business could be harmed. Although we are not currently engaged in litigation, we may in the future need to initiate a lawsuit to enforce our intellectual property rights and to protect our patents, if issued, trademarks and copyrights. Any litigation could result in substantial costs and diversion of resources and could seriously harm our business.

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

 We License Technology Used In Providing Our Services

    We license certain statistical, graphical and database technologies from others. We cannot assure you that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of this technology could require us to obtain substitute technology of lower quality performance standards or at greater cost. If we do not obtain or develop substitute technology, we could be unable to offer all of the features or functionality that we desire to include in our services.

Employees

    As of September 30, 2000, we had a total of 246 employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. Competition for highly qualified professional services personnel with knowledge of our industry is intense. We cannot be certain that we can attract or retain a sufficient number of professional services personnel that our business requires.

Item 2. Properties.

    Our principal offices and operations center are located in San Mateo, California, where we occupy approximately 45,000 square feet under a sublease that expires in February 2001. In July 2000, we entered into a lease agreement for a different facility located in San Mateo, California, that is comprised of approximately 188,000 square feet. We intend to begin occupying a portion of that space beginning in March 2001. We believe that our facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms. We have an office located in London, England that is rented on a month-to-month basis. We have entered in a five-year lease for an approximately 8,000 square feet facility in Dallas, Texas, which will be occupied by our Red Alert operations. We own substantially all of the equipment used in our facilities, except equipment held under capitalized lease arrangements. See note 12 of notes to our consolidated financial statements for information regarding our lease agreements.

Item 3.  Legal Proceedings.

    We were not a party to any significant legal proceedings as of September 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

Item 4A.  Executive Officers.

    The following table presents information regarding our executive officers as of December 29, 2000:

Name                     Age                             Position
----                     ---                             --------
Umang Gupta.............  51 Chairman of the Board and Chief Executive Officer
Roger Higgins...........  57 Vice President of Business Development
Donald Aoki.............  43 Vice President of Engineering
Lloyd Taylor............  42 Vice President of Operations
James Salazar...........  40 Vice President of Professional Services
John Flavio.............  53 Vice President of Finance, Chief Financial Officer and Secretary
Olivier Carron..........  45 Vice President Europe
Marilyn Kanas...........  54 Vice President of Marketing and Public Services
Kevin Brown.............  44 Vice President of U.S. Sales

    Umang Gupta has served as one of our directors since September 1997 and as our chief executive officer and chairman of the board of directors since December 1997. From January 1996 to December 1997, he was a private investor and an advisor to high-technology companies. From October 1984 to January 1996, he was the founder and chairman of the board and chief executive officer of Centura Software Corporation, formerly known as Gupta Corporation, a client/server tools and database company. Prior to founding Gupta Corporation, from 1980 to 1984, he was with Oracle Corporation, a database and application software company, where his last position held was vice president and general manager of its Microcomputer Products Division. From 1973 to 1980, he held various sales and marketing positions at IBM. Mr. Gupta holds a B.S. degree in chemical engineering from the Indian Institute of Technology, Kanpur, India, and an M.B.A. degree from Kent State University.

    Roger Higgins has served as our vice president of business development since November 2000 and vice president of international sales from December 1999 to November 2000 and as our vice president of worldwide sales from February 1997 to December 1999. From March 1996 to December 1996, he served as vice president of sales, marketing and services with Decisive Technology, an Internet survey software company. From September 1992 to December 1995, he held several offices at Make Systems, a network management and simulation software company, including vice president of field operations from January 1995 to December 1995, vice president of marketing from September 1993 to December 1994 and vice president of strategic accounts and international from September 1992 to August 1993. Before this, Mr. Higgins was a vice president at Clarity Software, a Unix software company, and Agilis Corporation, a manufacturer of hand-held computers, and was a director with Russell Reynolds Associates, an executive recruitment company. Mr. Higgins was the founding international vice president for 3Com Corporation, a networking company, between 1985 and 1988 and for GriD Systems, a portable computer company, between 1983 and 1985. Before this, Mr. Higgins spent 10 years with Xerox in international sales and marketing roles, after an initial career with IBM UK. He holds a B.Sc. degree from London University.

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

    Lloyd Taylor has served as our vice president of operations since January 1999. From January 1997 to December 1998, he served as vice president of technical operations of the Web Site Management Group of Digex, Inc., a web site management services company. From May 1981 to January 1997, he served in various positions at the Applied Physics Laboratory at Johns Hopkins University, most recently as corporate telecommunications manager, where he designed and implemented computer systems for several NASA space shuttle missions and highly secure encryption systems for military applications. Mr. Taylor holds an M.S.E.E. degree in electrical engineering from Johns Hopkins University and a B.S.E.E. degree in electrical engineering and a B.S.C.S. degree in computer science, each from Washington University.

    James Salazar has served as our vice president of professional services since March 1999. From October 1994 to March 1999, he served as president of the San Mateo Division of Cohesive Technology Solutions, a network consulting company, which was subsequently acquired by Exodus Communications. Before this, Mr. Salazar spent two years at Tandem Computers Inc. managing network support activities. He began his career at Ungermann-Bass, Inc. in the consulting support organization. Mr. Salazar holds a B.S. degree in business administration and an M.B.A. degree, each from San Jose State University.

    John Flavio has served as our vice president of finance, chief financial officer and secretary since July 1999. From July 1993 to July 1999, he served as chief financial officer, senior vice president, administration and finance, secretary and treasurer of Mosaix Inc., a provider of call management systems and customer relationship management applications, which was acquired by Lucent Technologies in July 2000. Prior to joining Mosaix, Mr. Flavio worked for a number of high-technology companies, including serving as chief financial officer for Lumisys Inc., a manufacturer of digital cameras used for medical x-ray scanning, and

Ministor Peripherals, a manufacturer of sub-miniature disk drives used in portable computers. Mr. Flavio holds a B.S. degree in finance from Santa Clara University and is a certified public accountant.

    Marilyn Kanas has served as our vice president of marketing and public services since October 2000. From June 2000 to October 2000, she served as our senior director of public services. From January 2000 to June 2000, Ms. Kanas served as vice president of marketing for Velogic, Inc., a provider of web site load-testing services, which we acquired in June 2000. From November 1998 to January 2000, Ms. Kanas served as vice president of field marketing at Netmanage, a supplier of e-business infrastructure software, and from January 1998 to November 1998 she was an independent marketing consultant. From July 1996 to January 1998 she served as vice president of worldwide marketing at Datametrics, a systems management software company subsequently acquired by Zitel. From December 1995 to July 1996, she served as director of A+ software marketing of Amdahl Corporation, an enterprise-level management and operational software company. Ms. Kanas holds a B.A. degree in sociology from the University of Pennsylvania.

    Olivier Carron has served as our vice president of Europe since December 1999. From March 1997 to September 1999 he served as vice president of strategic alliance of Bull, information technology solutions company. From March 1994 until March of 1997, he served as President and Chief Operating Officer of Alcatel TITN Inc., a wholly owned U.S. subsidiary of the Alcatel, a global telecommunications company. Mr. Carron holds a MBA degree in Information Technology (IT) from Ecole des Cadres in France.

    Kevin Brown has served as our vice president of U.S. sales since December 2000 and our vice president of national sales from October 2000 to November 2000. Mr. Brown joined Keynote in August 1999 as senior director of national accounts. From June of 1998 to August 1999, he was the vice president of sales for Westec Interactive, a commercial security company. From June 1989 to June 1998, Mr. Brown held various sales management positions at TRW Information Systems, a credit rating company, most recently as director of channel development. Mr. Brown holds a B.S. degree in business from Providence College.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

Price Range Of Common Stock

    Our common stock has traded on the Nasdaq National Market under the symbol "KEYN" since our initial public offering of stock on September 24, 1999. Prior to this time, there was no public market for our common stock. On December 8, 2000, we had 27,807,763 shares of our common stock outstanding held by 193 stockholders of record. Because brokers and other institutions hold many of the shares on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders. The following table presents the high and low sales price per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

                                                                   High    Low
                                                                  ------- ------
Fiscal Year ended September 30, 2000
 Fourth Quarter.................................................. $ 85.25 $22.25
 Third Quarter...................................................  103.75  26.50
 Second Quarter..................................................  177.00  69.00
 First Quarter...................................................   82.00  23.50

Fiscal Year ended September 30, 1999
 Fourth Quarter (from September 24, 1999)........................ $ 33.38 $17.25

    The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

  .   actual or anticipated variations in our quarterly operating results;

  . announcements of new Internet performance measurement service offerings by us or our competitors;

  .   announcements of technological innovations;

  .   competitive developments;

  .   changes in financial estimates by securities analysts;

  . failure in one or more future quarters of our operating results to meet the expectations of securities analysts or investors;

  .   changes in market valuations of Internet-related companies;

  . additions or departures of key personnel, notably our management team and experienced engineers;

  .   conditions and trends in the Internet and e-business industries; and

  .   general economic conditions.

Dividend Policy

    We have never declared or paid any cash dividends on our common stock or other securities, and we do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of our loan agreements prevent us from paying cash dividends.

Use of Proceeds of Initial Public Offering

    The effective date of our registration statement on Form S-1 filed under the Securities Act of 1933 (File No. 333-82781) relating to the initial public offering of our common stock was September 24, 1999. A total of

3,875,000 shares of our common stock were sold at a price of $14.00 per share, less an underwriting discount, to an underwriting syndicate. As a result of this offering, we earned net proceeds of $48.9 million. As of September 30, 2000, we used all the proceeds of our initial public offering as follows: $7.5 million toward the purchase of new equipment, $15.0 million toward our acquisitions of Velogic, Inc. and Digital Content, L.L.C., $4.1 million toward repayment of existing and acquired debt, and the remainder is included in the company's restricted cash balance of $85.0 million at September 30, 2000.

Item 6. Selected Consolidated Financial Data.

    The following selected consolidated financial data should be read together with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated statement of operations data for each of the five years in the period ended September 30, 2000 and the selected consolidated balance sheet data as of September 30, 2000, September 30, 1999, September 30, 1998, September 30, 1997 and September 30, 1996, are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this report.

                                         Years Ended September 30,
                                  -------------------------------------------
                                    2000     1999     1998     1997     1996
                                  --------  -------  -------  -------  ------
                                   (in thousands, except per share data)
Statement of Operations Data:
Total revenues................... $ 33,767  $ 7,272  $ 1,539  $    81  $   30
Loss from operations.............  (17,180)  (7,015)  (2,957)  (2,018)   (628)
Net loss.........................   (2,715)  (7,110)  (2,918)  (2,049)   (622)
Basic and diluted net loss per
  share..........................    (0.11)   (1.54)   (1.10)   (0.84)  (0.23)

Balance Sheet Data:
Cash and cash equivalents........ $260,201  $64,647  $ 2,293  $ 1,150  $  545
Restricted cash..................   85,000      --       --       --      --
Total cash, cash equivalent and
  restricted cash................  345,201   64,647    2,293    1,150     545
Total assets.....................  408,611   71,071    3,918    1,670     711
Long-term obligations............      791    2,842      303      199      --
Redeemable convertible preferred
  stock..........................       --       --    8,529    3,828   1,262
Total stockholders' equity
  (deficit)......................  392,080   63,242   (5,552)  (2,588)   (567)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    Keynote was founded in June 1995 to measure Internet performance and to market and sell the information derived from our measurement results. In April 1997, we began to sell our first benchmarking service, Website Perspective-- Business Edition, to measure the performance and availability of web file downloads through connections used to access the Internet from the workplace. In September 1997, we released and updated all existing customers to a new version of Website Perspective, which allowed our customers to view the performance data online without installing any software. Our next release of Website Perspective, in July 1998, allowed our customers to download and analyze the performance of entire web pages, including text and graphics. In April 1999, we introduced Transaction Perspective, which measures the time it takes to execute an interactive transaction that involves the display of multiple web pages, such as placing an online stock trade order. In December 1999, we introduced Website Perspective--Consumer Edition, which is designed to measure a user's website experience using the various Internet access methods typically used in homes, such as dial-up connections, cable modems and digital subscriber lines. In April 2000, we introduced Diagnostic Perspective. This service provides detailed measurement data from a broad set of testing points on the Internet which enables our customers to identify and pinpoint problems on their website. In September 2000, we introduced Desktop Analyzer. This add-on service allows our customers to download our performance data and import the data into a Microsoft Excel spreadsheet, which allows customers to perform additional analysis of the data and store the data on their own systems. In October 2000, we introduced Streaming Perspective, which monitors the quality of streaming audio and video on the Internet.

    Our performance management services began in January 1999, when we introduced our professional services group, now part of our KeyReadiness Group, which provides our customers with individual consultants to assist them in evaluating, interpreting and improving their performance measurement and diagnostic results. In July 2000, as a result of our acquisition of Velogic, Inc. in June 2000, we added our load-testing service to our KeyReadiness group of services. In August 2000, following our acquisition of Digital Content, L.L.C., we added our Red Alert monitoring service. This service is a monitoring and alarm service that checks a customers Internet connection and Web servers, day and night and alerts the customer when its web site becomes inaccessible, returns incorrect data, or is slow in responding to a connection request.

    In December 1999, we opened our first international office, now located in London, England. In Europe, we have implemented an indirect sales model and use resellers to sell our services. International revenues to date have represented less than 5% of total revenues.

    We derive and expect to continue to derive our revenues from the sale of our benchmarking services and our performance management services. Our Perspective services, together with our Red Alert and Desktop Analyzer services are subscription-based services that our customers purchase for an initial three-month term and then may renew their subscription on a month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of measurement locations, the frequency of the measurements, the additional features ordered, and the type of service. Although consulting revenues have not been significant to date, we believe that consulting revenues may become more important in the future as we introduce additional services.

    We recognize subscription revenues ratably as services are performed. We typically invoice our customers monthly in advance for our services. A portion of subscription revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on our balance sheet. As of September 30, 2000, we had recorded $5.0 million of deferred revenue. Revenues from our consulting services are recognized as the services are performed; a typical project lasts one month. For longer consulting projects, we recognize revenue on a percentage-of-completion basis.

    Our business has grown since inception, with total revenues of $1.5 million for the year ended September 30, 1998, $7.3 million for the year ended September 30, 1999, and $33.8 million for the year ended September 30, 2000. We incurred net losses of $2.9 million for the year ended September 30, 1998, $7.1 million for the year ended September 30, 1999 and $2.7 million for the year ended September 30, 2000. We cannot assure you that we will become profitable, or, if we do, that we will sustain profitability. We expect to incur losses in the future.

    For the year ended September 30, 2000, 10 customers accounted for approximately 36% of our total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

Results of Operations

    The following table sets forth our revenues, expenses, interest income (expense) and net loss as a percentage of total revenues for each of the three years ended September 30, 2000:

                                                          Years ended
                                                         September 30,
                                                       ----------------------
                                                       2000    1999     1998
                                                       -----   -----   ------
Revenue:
  Subscription services...............................  96.0%   97.0%   100.0%
  Consulting services.................................   4.0     3.0      0.0
                                                       -----   -----   ------
     Total revenues................................... 100.0   100.0    100.0
Expenses Cost of subscription services................  28.4    31.8     37.7
  Cost of consulting services.........................   5.8     6.1      0.0
  Research and development............................  16.2    28.3     79.7
  Sales and marketing.................................  49.9    73.3     99.4
  Operations..........................................  14.4    22.5     33.4
  General and administrative..........................  16.1    22.6     42.0
  Acquisition related charges and amortization of
    goodwill and stock-based compensation.............  20.0    11.8      0.0
                                                       -----   -----   ------
     Total expenses................................... 150.8   196.4    292.2
     Loss from operations............................. (50.8)  (96.4)  (192.2)
Interest income (expense), net........................  42.8    (1.3)     2.5
                                                       -----   -----   ------
  Net loss............................................ ( 8.0)% (97.7)% (189.7)%
                                                       =====   =====   ======

 Fiscal Years Ended September 30, 2000 and 1999

  Revenues

                                                         2000    1999  % Change
                                                        ------- ------ --------
                                                            (In thousands)
   Subscription services............................... $32,366 $7,055   359%
   Consulting services................................. $ 1,401 $  217   546%

    Subscription Services. Revenues from subscription services increased $25.3 million, or 359%, during the year ended September 30, 2000, as compared to the year ended September 30, 1999. Subscription services represented 96% of total revenues in the year ended September 30, 2000, and 97% of total revenues in the year ended September 30, 1999. The increase in revenue was attributable to the increase in both the number of new customers and the increase in subscription services revenue from existing customers, as well as additional services introduced during the year. We do not distinguish between revenues generated by new customers and revenues generated by existing customers. For the year ended September 30, 2000, one customer, Akamai, accounted for approximately 10% of total revenues. For the year ended September 30, 1999, no single customer accounted for more than 10% of total revenues.

    Consulting Services. Revenues from consulting services increased $1.2 million, or 546%, during the year ended September 30, 2000, as compared to the year ended September 30, 1999. Because we only started our professional services, now part of our KeyReadiness Group, in January 1999, the increased growth rate in percentage terms is due to the relatively small base of consulting services revenues in 1999. Revenues from our KeyReadiness load-testing service, which we introduced following our acquisition of Velogic, Inc. were not significant in the year ended September 30, 2000, and will continue to be included in consulting services.

    Expenses:

    Cost of Subscription Services and Consulting Services

                                                           2000   1999  % Change
                                                          ------ ------ --------
                                                               (In
                                                           thousands)
   Cost of subscription services......................... $9,577 $2,314   314%
   Cost of consulting services...........................  1,973    444   344%

    Cost of Subscription Services. Cost of subscription services consists of connection fees to Internet service providers for bandwidth usage of our measurement computers around the world and depreciation, maintenance and other equipment charges for our measurement infrastructure. Cost of subscription services increased $7.3 million, or 314% during the year ended September 30, 2000, as compared the year ended September 30, 1999. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and more depreciation and equipment charges. In addition, in fiscal 2000, we continued to increase measurement capacity and bandwidth at our existing locations, and expand our measurement infrastructure. Cost of subscription services was 30% of subscription service revenue in fiscal 2000, as compared to 33%, in fiscal 1999.

    Cost of Consulting Services. Cost of consulting services consists of compensation expenses for consulting personnel and related costs. Cost of consulting services exceeded consulting services revenue in fiscal 2000 and fiscal 1999. Cost of consulting services also includes network infrastructure costs associated with our load-testing service. We expect that the cost of consulting services as a percentage of consulting services revenues will be greater than the cost of subscription services as a percentage of subscription services revenues.

    Research and Development

                                                           2000   1999  % Change
                                                          ------ ------ --------
                                                               (In
                                                           thousands)
   Research and development.............................. $5,468 $2,059   166%

    Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expense increased from fiscal 1999 to fiscal 2000 due to the increase in software engineers, project management and quality assurance personnel. To date, all research and development expenses have been expensed as incurred. We believe that a significant increase in our research and development investment is essential for us to maintain our market position and to continue to enhance and expand our services. Accordingly, we anticipate research and development expenses are likely to increase in the foreseeable future.

    Sales and Marketing

                                                          2000    1999  % Change
                                                         ------- ------ --------
                                                         (In thousands)
   Sales and marketing.................................. $16,835 $5,331   216%

    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased from fiscal 1999 to fiscal 2000 due to our investment in additional personnel in our sales and marketing organization and marketing programs. It also includes salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers. We believe that continued significant increase in our sales and marketing efforts is essential for us to maintain our market position and to further increase acceptance of our services. Accordingly, we anticipate sales and marketing expenses will continue to increase in the foreseeable future.

    Operations

                                                           2000   1999  % Change
                                                          ------ ------ --------
                                                               (In
                                                           thousands)
   Operations............................................ $4,866 $1,639   197%

    Operations expenses consist primarily of compensation and related costs for management personnel and technical support employees, who manage and maintain our measurement and headquarters infrastructure and support our customers. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. The increase in operations expenses from fiscal 1999 to fiscal 2000 was primarily related to the hiring of personnel to manage and support our larger customer base. We believe that continued investment is necessary to support our ability to successfully develop, deploy and operate our growing Internet measurement infrastructure, as well as to successfully support our customer base. Accordingly, we anticipate that operations costs will increase in the foreseeable future.

    General and Administrative

                                                           2000   1999  % Change
                                                          ------ ------ --------
                                                               (In
                                                           thousands)
   General and administrative............................ $5,442 $1,642   231%

    General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. The increase in our general and administrative expenses from fiscal 1999 to fiscal 2000 was primarily related to hiring additional employees to support the growth of our business, as well as increases in costs associated with becoming a public company. We believe that our general and administrative expenses will continue to increase as a result of the continued expansion of our administrative staff, public reporting costs, directors' and officers' liability insurance and investor relations programs.

    Acquisition Related Charges and Amortization of Goodwill and Stock-Based Compensation

                                                          2000  1999 % Change
                                                         ------ ---- --------
                                                             (In
                                                         thousands)
   Acquisition related charges and amortization of
     goodwill and stock-based compensation.............. $6,786 $858   691%

    In connection with the purchase of Velogic in June 2000 and Digital Content in August 2000, we recorded approximately $48.9 million in goodwill and other intangible assets, and the unamortized portion is included in goodwill and other intangible assets on our balance sheet. For the year ended September 30, 2000, we recorded approximately $4.8 million in amortization of goodwill and other intangible assets. We expect the amortization for fiscal 2001, excluding any other acquisitions, to be $16.3 million. Goodwill and other intangible assets are being amortized over 36 months. A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million is attributed to deferred compensation, and is being amortized over six months. For the year ended September 30, 2000, we recorded approximately $1.6 million in associated amortization. We expect the amortization for fiscal 2001 will be $4.8 million, excluding any additional acquisitions.

    Some options granted prior to June 30, 1999 have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense and had an aggregate of approximately $794,000 included in deferred compensation remaining to be amortized as of September 30, 2000. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

    Interest Income (Expense), Net

                                                           2000   1999  % Change
                                                          ------- ----  --------
                                                              (In
                                                           thousands)
   Interest income (expense), net........................ $14,465 $(95)   N/M

    Net interest income (expense) increased from fiscal 1999 to fiscal 2000 primarily due to interest income from our increase in cash and cash equivalents and restricted cash resulting from the proceeds we received in September 1999 and October 1999 from our initial public offering and in February 2000 from our subsequent public offering.

    Provision for Income Taxes

    No provision for federal and state income taxes has been recorded because we have experienced net losses since inception that have resulted in deferred tax assets. In light of our recent history of operating losses, we have provided a valuation allowance for a significant portion of our deferred tax assets, as we are presently unable to conclude that it is more likely than not that the deferred tax asset will be realized.

    As of September 30, 2000, we had net operating loss carryforwards for the U.S. and France for income tax reporting purposes of approximately $21.0 million, and $1.2 million, respectively that are available to reduce future income subject to income taxes. As of September 30, 2000, we had net operating loss carryforwards for state income tax purposes of approximately $12.8 million available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized in 2010. The France net operating loss carry forwards will begin to expire in the year 2005. State net operating loss carryforwards will begin to expire if not utilized in 2003. In addition, as of September 30, 2000, we had research credit carryforwards for federal and California income tax purposes of approximately $489,000 and $433,000, respectively, available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards expire indefinitely. The U.S. Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards and research and development credits available to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

 Fiscal Years Ended September 30, 1999 and 1998

    Revenues:

                                                          2000   1999  % Change
                                                         ------ ------ --------
                                                              (In
                                                          thousands)
   Subscription services................................ $7,055 $1,539   358%
   Consulting services.................................. $  217 $   --   100%

    Total revenues were $7.3 million for the fiscal year ended September 30, 1999 and $1.5 million for the fiscal year ended September 30, 1998, representing an increase of $5.8 million, or 373%. Subscription services represented 100% of total revenues for the year ended September 30, 1998 and 97% of total revenues for the year ended September 30, 1999. The increase in total revenues was attributable to the increase in both the number of new customers and the increase in revenue from existing customers. For the year ended September 30, 1999, no single customer accounted for more than 10% of total revenues. For the year ended September 30, 1998, one customer, Digex, accounted for approximately 15% of total revenues.

    Expenses:

    Cost of Subscription Services and Consulting Services

                                                             2000  1999 % Change
                                                            ------ ---- --------
                                                                (In
                                                            thousands)
   Cost of subscription services........................... $2,314 $580   299%
   Cost of consulting services............................. $  444 $ --   100%

    Cost of Subscription Services. Cost of subscription services was $2.3 million for the year ended September 30, 1999 and $580,000 for the year ended September 30, 1998, representing an increase of $1.7 million, or 299%. This increase was primarily due to the greater number of measurement computers deployed, resulting in higher connection fees and more depreciation and equipment charges. In addition, in the fourth quarter of fiscal 1999, we began increasing measurement capacity and bandwidth at our existing locations, and began expanding our measurement infrastructure. Cost of subscription services was 33% of subscription services for the year ended September 30, 1999 and 38% of subscription services for the year ended September 30, 1998.

    Cost of Consulting Services. Cost of consulting services was $444,000 for the year ended September 30, 1999 and $0 for the year ended September 30, 1998. Cost of consulting services exceeded consulting services revenue for the year ended September 30, 1999 because our consulting division was formed in January 1999.

    Research and Development

                                                           2000   1999  % Change
                                                          ------ ------ --------
                                                               (In
                                                           thousands)
   Research and development.............................. $2,059 $1,226    68%

    Our research and development expenses were $2.1 million for the year ended September 30, 1999 and $1.2 million for the year ended September 30, 1998, representing an increase of $833,000, or 68%. This increase was primarily related to the increase in software engineers, project management and quality assurance personnel and outside consultants.

    Sales and Marketing

                                                           2000   1999  % Change
                                                          ------ ------ --------
                                                               (In
                                                           thousands)
   Sales and marketing................................... $5,331 $1,529   249%

    Our sales and marketing expenses were $5.3 million for the year ended September 30, 1999 and $1.5 million for the year ended September 30, 1998, representing an increase of $3.8 million or 249%. This increase reflects our investment in additional personnel in our sales and marketing organization and marketing programs. This increase also includes additional salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers.

    Operations

                                                             2000  1999 % Change
                                                            ------ ---- --------
                                                                (In
                                                            thousands)
   Operations.............................................. $1,639 $514   219%

    Operations expenses were $1.6 million for the year ended September 30, 1999 and $514,000 for the year ended September 30, 1998, representing an increase of $1.1 million or 219%. This increase was primarily related to the hiring of personnel to manage and support our growing customer base.

    General and Administrative

                                                             2000  1999 % Change
                                                            ------ ---- --------
                                                                (In
                                                            thousands)
   General and administrative.............................. $1,642 $647   154%

    General and administrative expenses were $1.6 million for the year ended September 30, 1999 and $647,000 for the year ended September 30, 1998, representing an increase of $995,000, or 154%. This increase was primarily related to hiring additional employees to support the growth of our business, as well as increases in costs associated with becoming a public company.

    Acquisition Related Charges and Amortization of Goodwill and Stock-Based Compensation

                                                      2000    1999   % Change
                                                     ------- ------- --------
                                                     (In thousands)
   Acquisition related charges and amortization of
     goodwill and stock based compensation.......... $   858 $    --   100%

    We recorded $858,000 in stock-based compensation expense for the year ended September 30, 1999 relating to the amortization of deferred compensation. There was no goodwill or other intangible assets recorded in fiscal 1999 or fiscal 1998.

    Interest Income (Expense), Net

                                                        2000     1999   % Change
                                                       -------  ------- --------
                                                       (In thousands)
   Interest income (expense), net..................... $   (95) $   39    N/M

    Net interest expense was $95,000 for the fiscal year ended September 30, 1999, and net interest income was $39,000 for the fiscal year ended September 30, 1998, representing a decrease in income of $134,000. This decrease was primarily due to higher interest expense related to obligations under equipment loans and notes payable, partially offset by higher interest income from cash and cash equivalents.

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

    Liquidity and Capital Resources for the Fiscal Years Ended September 30, 2000, 1999 and 1998

    Since our inception, we have funded our operations primarily through sales of our equity securities. Prior to our initial public offering, in September 1999, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In September and October 1999, we raised $56.7 million, net of issuance costs, in connection with our initial public offering. In a subsequent public offering in February 2000, we raised $286.3 million, net of issuance costs. In addition, we financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at September 30, 2000 for these loans and leases was approximately $2.1 million. At September 30, 2000, we had approximately $345.2 million in cash, cash equivalents, and restricted cash.

    Net cash provided by operating activities was $9.2 million in the year ended September 30, 2000. Net cash used for operating activities was $4.7 million in the year ended September 30, 1999, and $2.7 million in the year ended September 30, 1998. For the year ended September 30, 2000, net cash provided by operating activities resulted from depreciation and amortization, amortization of goodwill and other intangible assets, and amortization of deferred and stock-based compensation and changes in accounts payable, accrued expenses and deferred revenue, which was partially offset by net operating losses and changes in accounts receivable and prepaid expenses. For the years ended September 30, 1999 and 1998, net cash used in operating activities was primarily the result of net operating losses and changes in accounts receivable and prepaid expenses, partially offset by changes in deferred revenues, accounts payable and accrued expenses and depreciation of property and equipment.

    Cash used for our investing activities totaled $21.7 million in the year ended September 30, 2000, $2.6 million in the year ended September 30, 1999, and $1.0 million in the year ended September 30, 1998. In fiscal 2000, investing activities consisted of our purchase of Digital Content for $15.0 million, which included $8.5 million allocated to goodwill and other intangible assets and $6.4 million for deferred compensation. In addition, we purchased $7.5 million in property and equipment. Investing activities for the years ended September 30, 1999 and 1998 were solely capital expenditures.

    Our financing activities provided $208.0 million in the year ended September 30, 2000, $69.7 million in the year ended September 30, 1999 and $4.9 million in the year ended September 30, 1998. In the year ended September 30, 2000, we raised $7.8 million, net of issuance costs in October 1999 from the sale of our common stock upon exercise of the underwriters' over-allotment option in connection with our initial public offering, and $286.3 million, net of issuance costs, from a public offering of our common stock in February 2000. Cash provided by financing activities was offset slightly by our repayments of existing notes in the amount of $4.1 million. In addition, $85.0 million was deposited in escrow in accordance with an operating lease agreement signed in July 2000. In the year ended September 30, 1999, we raised $48.9 million, net of issuance costs, in connection with our initial public offering. In addition, we raised $17.5 million in net proceeds in connection with the sale of common stock and redeemable convertible preferred stock. In addition, we received
$3.6 million in proceeds from equipment and other loans, which was slightly offset by $440,000 in loan repayments. In the year ended September 30, 1998, we received $4.7 million in net proceeds in connection with the sale of our redeemable convertible preferred stock.

    As of September 30, 2000, our principal commitments consisted of $116.3 million in loans and operating and capital leases. We have granted a security interest in a portion of our assets to secure these loans. The interest rate on our loans in the form of equipment notes ranged from 5.60% to 10.25% per year and the interest rate on the loans in the form of a promissory note, which was fully repaid in June 2000, bore interest at a rate of 8.25% per year. As of September 30, 2000, we also had commitments of approximately $356,000 in future lease payments for our headquarters facility. In addition, we have $85.0 million of restricted cash that is invested and provides collateral for the lease transaction we recently entered into for our future corporate headquarters. This lease agreement provides a balloon payment is due and payable in June 2005. In addition, interest on the lease approximates $6.0 million on an annual basis. We had no material commitments for capital expenditures as of September 30, 2000. Because we expect to continue to increase the number of our measurement computers and increase their measurement capacity, we expect that we will make additional capital expenditures to purchase this equipment. We anticipate that we will also experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel.

    We believe that our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. After that time, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101. We must adopt SAB 101 no later than the fourth quarter of fiscal year 2001. We do not believe that the impact of this staff accounting bulletin will have a material effect on our financial position or results of operations upon its adoption.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 by one year. SFAS No. 133 was further amended by Financial Accounting Standard No.138, Accounting for certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which was issued in June 2000. The Company adopted SFAS 133 on October 1, 2000. Adoption of this statement did not have a material effect on our financial position or results of operations.

Factors That May Impact Future Operating Results

We are an early stage company with an unproven business model that makes it difficult to evaluate our current business and future prospects.

    We have only a limited operating history upon which to base an evaluation of our current business and future prospects. For example:

  .   We formed our professional services organization in January 1999.

  . We introduced our Transaction Perspective service in April 1999, our Website Perspective--Consumer Edition service in December 1999, our Diagnostic Perspective service in April 2000, and the most recent edition of our Website Perspective--Business Edition service in June 2000.

  . In June 2000, we acquired Velogic, Inc., and in July 2000, we introduced our KeyReadiness load-testing service.

  . In August 2000, we acquired Digital Content, L.L.C., and introduced our Red Alert service.

  . We recently introduced our Desktop Analyzer service in September 2000 and our Streaming Perspective service in October 2000.

    The revenue and income potential of our current business and services and the related market are unproven. In addition, because of our limited operating history and because the market for Internet performance measurement and diagnostic services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. Before investing, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets such as Internet performance measurement.

We have incurred losses, we expect to incur future losses and we may never achieve profitability.

    We have experienced operating losses in each quarterly and annual period since inception and we expect to incur operating losses in the future. We incurred net losses of $2.7 million for the year ended September 30, 2000, and as of September 30, 2000, we had an accumulated deficit of $15.4 million. In addition, we expect to incur significant non-cash charges relating to acquisition-related charges and the amortization of goodwill and other intangible assets in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses will continue to increase as we grow our business. As a result, we will need to increase our revenues to achieve and maintain profitability, as reflected in our financial statements. We may not be able to sustain our historic revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

    We depend on achieving high customer renewal rates for our revenues. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. In addition, our customers may reduce their use of our services by renewing for fewer services. If we experience reduced renewal rates or customer renew a reduced amount of our services, our revenues would be adversely affected. We cannot assure you that we will continue to experience high renewal rates. Our customer renewal rates may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations. Further, because of the relatively small size of initial orders, we depend on sales to new customers and sales of additional services to our existing customers.

    To date, initial sales of our services and subsequent customer follow-up have been primarily conducted by telephone. A few customers have, in the past, expressed a preference for more personal, face-to-face interaction with their Keynote salesperson. Although we have formed a national accounts sales organization in January 2000, this team is new and may not be successful in providing the level of customer service required to satisfy the needs of our larger customer accounts. Dissatisfaction by a customer with the nature or quality of our services could lead that customer to elect not to renew its subscription to our services. If our renewal-rate percentage declines, our revenues could decline unless we are able to obtain additional customers or sources of revenues, sufficient to replace lost revenues.

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of public-market analysts and investors, the price of our common stock may decline.

    Our results of operations could vary significantly from quarter to quarter. We expect to incur significant sales and marketing expenses to promote our brand and our services, as well as additional expenses to expand our presence worldwide. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

  . the renewal rate of subscriptions to our Internet performance measurement services;

  . charges relating to goodwill and other intangibles from our recent acquisitions or any future acquisitions;

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

The success of our business depends on the widespread adoption of the Internet by business and consumers for e-business and communications.

    Because our business is based on providing performance measurement, web site accessibility monitoring and diagnostic services for web sites, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce, or e-business, and communications. Because e-business and communications over the

Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

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

Our operating results depend on sales of our Keynote Perspective services.

    Sales of our Perspective services, primarily Website Perspective--Business Edition have historically generated a substantial majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our Website Perspective--Business Edition in addition to our other Keynote Perspective services. Therefore, we believe that initial sales and renewals of our Keynote Perspective services will account for a substantial portion of our revenues for the immediate future. A decline in the price of, or fluctuation in the demand for, Keynote Perspective services, or our inability to maintain or increase sales, would cause our revenues to decline.

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

    The demand for our Internet performance measurement services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that measuring and evaluating the performance of their web sites is no longer important to their business. The Internet is a complex, heterogeneous network of communications networks with multiple operators and vendors supplying and managing the underlying infrastructure as well as connections to this infrastructure. Because the inherent complexity of the Internet currently causes significant quality of service problems for e-business companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies' web sites, demand for our services would likely decline.

It would be more difficult for us to deliver our services and therefore earn revenues if we cannot expand and manage our computer infrastructure successfully.

    We will need to continue to deploy a large number of measurement computers if we continue to experience an increase in our customer base or if we expand our operations and measurement capabilities on a worldwide basis. These computers are responsible for measuring the performance of web sites and collecting performance data and it is critical to our ability to deliver our services that they operate effectively. As of September 30, 2000, we were measuring the performance of 13,600 web site addresses for our customers. We are in the process of deploying additional measurement computers and upgrading the underlying infrastructure so that in the future we will be able to measure the performance of a greater number of web site addresses. With more measurement computers deployed and measurements conducted, we will need to monitor and maintain a larger and more geographically dispersed computer network, and manage an ever increasingly complex database, requiring us to devote significant additional resources for these tasks. In addition, if we experience increases in the number of our customers prior to deploying additional measurement computers, our existing infrastructure may not have the capacity to accommodate the additional customers. This could result in outages, interruptions or slower response times, any of which could impair our ability to retain and attract customers.

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

    Ten customers accounted for approximately 36% of our total revenues for the year ended September 30, 2000, and one customer accounted for 10% of total revenue for the year ended September 30, 2000. This concentration may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

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

    We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with experience in the Internet industry, a complex industry that requires a unique knowledge base. In addition, there is significant competition for qualified employees in the Internet industry. Umang Gupta, our chief executive officer, is our only key employee with whom we have entered into an employment agreement. Other than four employees as a result of our recent acquisition, our other key employees are not bound by employment agreements that could prevent them from terminating their employment at any time.

    In addition, because we sell our Internet performance measurement and diagnostic services primarily through our direct sales force, we believe that we will need to attract additional sales personnel to grow our revenues. Our ability to deliver our services also depends on our ability to attract and retain operations personnel. There is a shortage of qualified sales and operations personnel and competition for personnel in our industry is intense. If we are unable to hire, train, motivate or retain qualified employees, including sales and operations personnel, our business could be harmed.

If the market does not accept our professional services, our results of operations could be harmed.

    We formed our professional services organization, now part of our KeyReadiness group, in January 1999. As a result, we have limited experience in delivering consulting services and we may not be able to successfully introduce additional consulting services. Consulting services represented approximately 4% of total revenues for the year ended September 30, 2000. We will also need to successfully market these services to potential customers. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include the consulting groups of "Big Five" accounting firms, such as Andersen Consulting and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our general inexperience in delivering consulting services, we may not succeed in selling these services.

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

    We are expanding, and we intend to continue to expand, our operations by deploying additional measurement computers, both domestically and internationally, hiring new personnel and implementing and integrating new accounting and control systems to manage this expansion. In addition, we recently acquired Velogic and Digital Content. We may encounter difficulties in managing this growth. Our ability to compete effectively and to manage any future expansion of our operations will require continual improvement of our financial and management controls, reporting systems and procedures on a timely basis. We may not succeed in these efforts and a disruption could impair our ability to retain existing customers or attract new customers.

Our network infrastructure could be disrupted by a number of different occurrences, which could impair our ability to retain existing customers or attract new customers.

    All data collected from our measurement computers are stored in and distributed from our operations center. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes. If we experience outages at our operations center, we would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. Although we plan to develop a redundant system for computer-network and other services at an alternate site, we do not currently have a redundant system and may never develop one. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, causing a disruption in our services, this could impair our ability to retain existing customers or attract new customers.

    If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, the last of which occurred approximately 12 months ago. The outages that we have experienced have lasted no more than a few hours. These outages have been caused by a variety of factors including operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility's being inadequately equipped to house our operations center. Although we do not believe we have lost any customers due to these prior outages, any outage for any period of time could cause us to lose customers.

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

    Our measurement computers are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Although we operate these computers remotely from our San Mateo, CA operations center, we do not own or operate the facilities, we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where are measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations. In addition, if our measurement computers were not functioning properly, we may not be able to repair or service these computers on a timely basis as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.

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

    We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than 5% of our total revenues for the year ended September 30, 2000. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

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

  .   the burdens of complying with a wide variety of foreign laws; and

  .   reduced protection for intellectual property rights in some countries.

    The Internet may not be used as widely in other countries and the adoption of e-business may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our services to customers in markets outside the United States.

We may face difficulties assimilating our recent acquisitions of Velogic and Digital Content and may incur costs associated with any future acquisitions.

    In June 2000, we acquired Velogic, a provider of load-testing services for Internet web sites, and in August 2000, we acquired Digital Content, which provides web site accessibility monitoring services. As a part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. These acquisitions and any future acquisitions could create risks for us, including:

  . difficulties in assimilating acquired personnel, operations and technologies;

  .   unanticipated costs associated with the acquisition;

  .   diversion of management's attention from other business concerns;

  . adverse effects on existing business relationships with resellers of our service and our customers;

  .   difficulties in managing geographically-dispersed businesses;

  .   the need to integrate or enhance the systems of an acquired business;

  .   failure to realize any of the anticipated benefits of the acquisition;
      and

  . use of substantial portions of our available cash to consummate the acquisition and operate the acquired business.

Item 7A. Qualitative And Quantitative Disclosures About Market Risks.

    Interest Rate Sensitivity. Our interest income and expense could be sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at September 30, 2000, the interest earned on those cash equivalents could increase or decrease by $2.5 million on an annualized basis. If market interest rates were to change immediately and uniformly by ten percent from levels at September 30, 2000, the interest paid on our existing long-term debt would not change significantly.

    Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at September 30, 2000.

Item 8. Financial Statements And Supplementary Data.

                     Keynote Systems, Inc. And Subsidiaries

                   Index To Consolidated Financial Statements
                        And Financial Statement Schedule

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  36
Consolidated Balance Sheets as of September 30, 2000, and 1999...........  37
Consolidated Statements of Operations for the years ended September 30,
  2000, 1999, and 1998...................................................  38
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended September 30, 2000, 1999 and 1998................................  39
Consolidated Statements of Cash Flows for the years ended September 30,
  2000, 1999, and 1998...................................................  40
Notes to Consolidated Financial Statements...............................  41
Schedule II--Valuation and Qualifying Accounts...........................  59

                          Independent Auditors' Report

The Board of Directors
Keynote Systems, Inc.:

    We have audited the consolidated financial statements of Keynote Systems, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
October 27, 2000

                     Keynote Systems, Inc. and Subsidiaries

                          Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents...............................  $260,201  $ 64,647
  Accounts receivable, less allowance for doubtful
    accounts of $714 and $255, as of September 30, 2000
    and 1999..............................................     8,211     2,295
  Prepaids and other current assets.......................     1,569       333
                                                            --------  --------
   Total current assets...................................   269,981    67,275
Restricted cash...........................................    85,000        --
Property and equipment, net...............................     8,601     3,277
Goodwill and other intangibles............................    44,075        --
Other assets..............................................       954       519
                                                            --------  --------
   Total assets...........................................  $408,611  $ 71,071
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable........................  $  1,191  $  1,189
  Current portion of capital lease obligation.............       143       133
  Accounts payable........................................     1,642     1,031
  Accrued expenses........................................     7,797     1,547
  Deferred revenue........................................     4,967     1,087
                                                            --------  --------
   Total current liabilities..............................    15,740     4,987
Notes payable, less current portion.......................       684     2,591
Capital lease obligation, less current portion............       107       251
                                                            --------  --------
   Total liabilities......................................    16,531     7,892
Commitments
Stockholder's equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 27,807,763 and 22,908,688 shares issued
    and outstanding as of September 30, 2000 and 1999,
    respectively..........................................        28        23
  Additional paid-in capital..............................   413,084    77,430
  Deferred compensation...................................    (5,629)   (1,135)
  Stockholder notes receivable............................        --      (388)
  Accumulated deficit.....................................   (15,403)  (12,688)
                                                            --------  --------
   Total stockholders' equity.............................   392,080    63,242
                                                            --------  --------
   Total liabilities and stockholders' equity.............  $408,611  $ 71,071
                                                            ========  ========

        See accompanying notes to the consolidated financial statements

                     Keynote Systems, Inc. and Subsidiaries

                     Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

                                                  Years Ended September 30,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Revenue:
  Subscription services......................... $  32,366  $  7,055  $  1,539
  Consulting services...........................     1,401       217        --
                                                 ---------  --------  --------
     Total revenues.............................    33,767     7,272     1,539
                                                 ---------  --------  --------
Expenses:
  Cost of subscription services.................     9,577     2,314       580
  Cost of consulting services...................     1,973       444        --
  Research and development......................     5,468     2,059     1,226
  Sales and marketing...........................    16,835     5,331     1,529
  Operations....................................     4,866     1,639       514
  General and administrative....................     5,442     1,642       647
  Acquisition-related charges and amortization
    of goodwill and stock-based compensation....     6,786       858        --
                                                 ---------  --------  --------
     Total operating expenses...................    50,947    14,287     4,496
                                                 ---------  --------  --------
     Loss from operations.......................   (17,180)   (7,015)   (2,957)
Interest income (expense), net..................    14,465       (95)       39
                                                 ---------  --------  --------
     Net loss................................... $  (2,715) $ (7,110) $ (2,918)
                                                 =========  ========  ========
Basic and diluted net loss per share............ $   (0.11) $  (1.54) $  (1.10)
                                                 =========  ========  ========
Shares used in computing basic and diluted net
  loss per share................................    25,343     4,622     2,649
                                                 =========  ========  ========


        See accompanying notes to the consolidated financial statements

                     Keynote Systems, Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)
                      (In thousands, except share amounts)

                                                                                                 Total
                            Common Stock     Additional   Deferred   Shareholder             Stockholders'
                          ------------------  Paid-in   Stock-Based     Notes    Accumulated   (Deficit)
                            Shares    Amount  Capital   Compensation Receivable    Deficit      Equity
                          ----------  ------ ---------- ------------ ----------- ----------- -------------
Balances as of September
 30, 1997...............   3,595,498   $ 4    $    102    $     -       $ (34)    $ (2,660)    $ (2,588)
Issuance of common stock
 pursuant to exercise of
 stock options for cash
 and notes and purchase
 of restricted shares
 with notes.............   1,845,116     2         365         --        (294)          --           73
Repurchase of common
 stock..................    (513,313)   (1)       (120)        --          --           --         (121)
Repayment of stockholder
 notes receivable.......          --    --          --         --           2           --            2
Net loss................          --    --          --         --          --       (2,918)      (2,918)
                          ----------   ---    --------    -------       -----     --------     --------
Balances as of September
 30, 1998...............   4,927,301     5         347         --        (326)      (5,578)      (5,552)
Issuance of common stock
 pursuant to exercise of
 stock options for cash
 and notes and purchase
 of restricted stock
 with notes.............   1,610,084     2       2,807         --         (79)          --        2,730
Deferred compensation
 related to stock option
 grants.................          --    --       1,911     (1,911)         --           --           --
Repurchase of common
 stock..................     (92,598)   --         (11)        --          --           --          (11)
Repayment of stockholder
 notes receivable.......          --    --          --         --          17           --           17
Amortization of stock-
 based compensation.....          --    --          --        776          --           --          776
Conversion of redeemable
 preferred stock to
 common stock...........  12,588,901    12      23,355         --          --           --       23,367
Compensation related to
 performance based stock
 options................          --    --          81         --          --           --           81
Issuance of common stock
 in initial public
 offering, net of
 issuance cost of
 $5,306.................   3,875,000     4      48,940         --          --           --       48,944
Net loss................          --    --          --         --          --       (7,110)      (7,110)
                          ----------   ---    --------    -------       -----     --------     --------
Balances as of September
 30, 1999...............  22,908,688    23      77,430     (1,135)       (388)     (12,688)      63,242
Issuance of common stock
 pursuant to exercise of
 stock options for
 cash...................     624,070     1       2,470         --          --           --        2,471
Issuance of common stock
 in connection with
 Velogic acquisition....     830,684     1      39,064         --          --           --       39,065
Deferred compensation
 related to Digital
 Content acquisition,
 net of amortization of
 $1.6 million...........          --    --          --     (4,834)         --           --       (4,834)
Repurchase of common
 stock..................     (18,179)   --          (5)        --          --           --           (5)
Repayments of
 stockholder notes......          --    --          --         --         388           --          388
Amortization of stock-
 based compensation.....          --    --          --        340          --           --          340
Issuance of common stock
 in public offerings,
 net of issuance cost of
 $14,833................   3,462,500     3     294,125         --          --           --      294,128
Net loss................          --    --          --         --          --       (2,715)      (2,715)
                          ----------   ---    --------    -------       -----     --------     --------
Balances as of September
 30, 2000...............  27,807,763   $28    $413,084    $(5,629)      $  --     $(15,403)    $392,080
                          ==========   ===    ========    =======       =====     ========     ========

          See accompanying notes to the consolidated financial statements

                     Keynote Systems, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                   Years Ended September 30,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
Cash flows from operating activities:
 Net loss.......................................  $  (2,715) $ (7,110) $ (2,918)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
  Depreciation and amortization.................      2,521       868       336
  Amortization of goodwill and other intangible
   assets.......................................      4,846        --        --
  Amortization of discount on notes.............         33        43        10
  Amortization of compensation..................      1,941       776        --
  Compensation related to performance based
   stock options................................         --        81        --
  Changes in operating assets and liabilities:
  Accounts receivable...........................     (5,725)   (1,841)     (399)
  Prepaids, loans to related parties and other
   assets.......................................     (1,651)     (786)      (32)
  Accounts payable and accrued expenses.........      6,114     2,372       128
  Deferred revenue..............................      3,880       849       169
                                                  ---------  --------  --------
   Net cash provided by(used for) operating
    activities..................................      9,244    (4,748)   (2,706)
                                                  ---------  --------  --------
Cash flows used for investing activities:
 Purchases of property and equipment............     (7,482)   (2,622)   (1,011)
 Purchase of Digital Content, net of cash
  acquired......................................     (8,546)       --        --
 Cash acquired in connection with Velogic
  acquisition...................................        787        --        --
 Deferred compensation related to acquisition...     (6,435)       --        --
                                                  ---------  --------  --------
   Net cash used for investing activities.......    (21,676)   (2,622)   (1,011)
                                                  ---------  --------  --------
Cash flows from financing activities:
 Repayments of notes payable and capital
  leases........................................     (4,072)     (440)     (134)
 Proceeds from issuance of notes payable........         --     3,646       338
 Issuance of warrants to purchase preferred
  stock in connection with notes................         --        50        41
 Net proceeds from issuance of preferred stock
  and warrants..................................         --    14,788     4,661
 Proceeds from issuance of common stock, net of
  issuance costs................................      2,471     2,730        73
 Restricted cash for escrow deposit for lease
  agreement.....................................    (85,000)       --        --
 Repurchase of common stock.....................         (5)      (11)     (121)
 Repayments of stockholder notes................        464        17         2
 Proceeds from public offering, net of issuance
  costs.........................................    294,128    48,944        --
                                                  ---------  --------  --------
   Net cash provided by financing activities....    207,986    69,724     4,860
                                                  ---------  --------  --------
Net increase in cash and cash equivalents.......    195,554    62,354     1,143
Cash and cash equivalents at beginning of the
 year...........................................     64,647     2,293     1,150
                                                  ---------  --------  --------
Cash and cash equivalents at end of the year....   $260,201* $ 64,647  $  2,293
                                                  =========  ========  ========
Noncash financing activities:
 Issuance of common stock for stockholder notes
  receivable....................................  $      --  $     79  $    294
                                                  =========  ========  ========
 Deferred compensation..........................  $      --  $  1,911  $     --
                                                  =========  ========  ========
 Purchase of property and equipment through
  capital leases................................  $      --  $    418  $     --
                                                  =========  ========  ========
 Conversion of preferred stock to common stock..  $      --  $ 23,367  $     --
                                                  =========  ========  ========
 Common stock and options issued in connection
  with acquisitions.............................  $  39,065  $     --  $     --
                                                  =========  ========  ========

--------
 *Does not include $85.0 million of restricted cash at September 30, 2000.

        See accompanying notes to the consolidated financial statements

                     Keynote Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

(1) The Company

    Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the "Company") provide Internet performance measurement, diagnostic and consulting services to companies that operate e-business web sites.

(2) Summary of Significant Accounting Policies

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). The accounts of the Company are included in the consolidated financial statements. Significant intercompany balances have been eliminated in consolidation.

 (A) Revenue Recognition

    Subscription services revenue consists of fees from subscriptions to the Company's Internet measurement and diagnostic services. The Company's subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. A portion of subscription revenues is invoiced monthly upon completion of measurement services. We do not generally grant refunds during our three-month initial subscription term. All discounts granted during the initial term are netted against revenue. No revenue is recognized during the free trial periods. Revenue from consulting services is recognized as the services are performed, typically a period of one month. All of the revenue related to the Company's recently acquired load-testing services is also included in consulting revenue. For consulting projects that span multiple months, the Company recognizes revenue on a percentage of completion basis.

    In March 2000, the EITF reached a consensus on EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. Adoption of this EITF did not have a material impact on the consolidated financial statements.

    Cost of subscription revenues consists of connection fees to Internet service providers for bandwidth usage of the Company's computer measurement agents around the world, depreciation, maintenance and other equipment charges for the Company's measurement infrastructure. Cost of consulting services consists of compensation for consulting personnel and related costs, and all load-testing bandwidth costs and related infrastructure costs. Operations expenses consist primarily of compensation and related costs for management personnel, and technical support employees who manage and maintain the Company's measurement data and headquarter infrastructure and support the Company's customer base.

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

                     Keynote Systems, Inc. and Subsidiaries

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

 (E) Comprehensive Loss

    The Company has no components of other comprehensive loss for any period presented.

 (F) Financial Instruments and Concentration of Credit Risk

    The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and equipment notes payable approximates fair market value. Cash and cash equivalents and accounts receivable approximate fair market value due to their short-term nature. Equipment notes and approximate fair market value as interest rates on these notes approximate market rates. Financial instruments that subject the Company to concentrations of credit risk consists primarily of cash and cash equivalents and trade accounts receivable.

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

 (G) Goodwill and Other Intangible Assets

    The excess of the purchase price of companies acquired over the fair value of the net assets acquired is classified as goodwill. Goodwill and other intangible assets are generally amortized on a straight-line basis over a three-year period.

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

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (FIN 44), an interpretation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The application of this interpretation is effective July 1, 2000. Adoption of this FIN did not have a material impact on the consolidated financial statements.

 (I) Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

                     Keynote Systems, Inc. and Subsidiaries
carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts the Company expects to realize.

 (J) Impairment of Long-Lived Assets

    The Company evaluates its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (K) Research and Development

    Research and development costs are expensed as incurred until technological feasibility has been established. To date, the Company's service offerings have been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

    In March 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-2, Accounting for the Costs of Developing a Web Site. EITF No. 00-2 provides guidance on accounting for web site development costs and is effective for fiscal quarters beginning after June 30, 2000. Adoption of this EITF did not have a material impact on the consolidated financial statements.

 (L) Accounting for Certain Investments in Debt and Equity Securities

    The Company classifies its investments in debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair market value. As of September 30, 2000 and 1999, the Company had no investments in debt or equity securities.

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

    The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                                  Year Ended
                                                                 September 30,
                                                               -----------------
                                                               2000  1999  1998
                                                               ----- ----- -----
   Shares outstanding under stock options....................  3,927 1,926   742
   Shares of restricted stock subject to repurchase..........    282 1,479 2,036
   Shares issuable pursuant to warrants to purchase:
     Convertible preferred stock.............................     --    --   390
     Common stock............................................     --   110   110
   Shares of convertible preferred stock on an "as-if-
     converted" basis........................................     --    -- 9,222

                     Keynote Systems, Inc. and Subsidiaries

    The weighted-average exercise price of outstanding stock options was $33.35, $6.16, and $0.21 for the years ended September 30, 2000, 1999 and 1998, respectively. The weighted-average purchase price of restricted stock was $0.25, $0.25, and $0.16, for the years ended September 30, 2000, 1999 and 1998, respectively. The weighted-average exercise price of the convertible preferred stock warrants was $1.26 for the year ended September 30, 1998. The weighted-average exercise price of common stock warrants was $0.05 for fiscal 1999 and fiscal 1998.

 (N) Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101. The Company must adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The Company does not believe that the impact of this staff accounting bulletin will have a material effect on the financial position or results of operations upon its adoption.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 by one year. SFAS No. 133 was further amended by Financial Accounting Standard No.138, Accounting for certain Derivative Instruments and Certain Hedging Activities (SFAS 138) which was issued in June 2000. The Company adopted SFAS 133 on October 1, 2000. Adoption of this statement did not have a material effect financial position or results of operations.

 (O) Reclassifications

    Certain amounts in the accompanying consolidated financial statements for fiscal 1999 and 1998 have been reclassified to conform to the fiscal 2000 financial presentation.

(3) Stockholder Notes Receivable and Loans to Related Parties

    In April 1998, the Company issued a stockholder note to an officer for $280,000 for the purchase of common stock. In May 1998, the Company issued a stockholder note to this officer for $300,000; in connection with the acceleration of the lapse of the Company's repurchase right with respect to the shares of common stock owned by him. In June 1999, these loans were consolidated into a single loan that accrued interest at a rate of 6% per annum and was due and payable on or before December 31, 2001. This loan, including accrued interest was paid in full in April 2000.

    In January 1999, the Company issued a full recourse stockholder note to an officer, secured by a stock pledge agreement for $75,000 related to the purchase of common stock. The note accrued interest at a rate of 7% per annum and was payable on or before January 2004. This loan, including accrued interest was paid in full in March of 2000. Additionally, the Company loaned the officer $150,000 in connection with a relocation he made upon joining the Company. The loan was secured by a security agreement, accrued interest at a rate of 9% per annum and was due and payable on or before January 2002. This loan, including accrued interest was paid in full in March of 2000.

                     Keynote Systems, Inc. and Subsidiaries

    In November 1999, we loaned $263,000 to Marlene Williamson, our former Vice President of Marketing, secured by a loan and security agreement, in connection with her relocation to California. The loan accrued interest at a rate of 6% per year. The loan was paid in full in May 2000.

    In December 1999, we loaned $200,000 to John Flavio, our Chief Financial Officer, secured by a loan and security agreement, in connection with his relocation to California. The loan accrued interest at a rate of 6% per year and was paid in full in March 2000.

(4) Property and Equipment

    A summary of property and equipment consisted of the following (in thousands):

                                                                September 30,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Computer equipment and software............................. $12,265  $4,495
   Furniture and fixtures......................................     292     142
   Leasehold improvements......................................      68      16
                                                                -------  ------
                                                                 12,625   4,653
   Less accumulated depreciation and amortization..............  (4,024) (1,376)
                                                                -------  ------
                                                                $ 8,601  $3,277
                                                                =======  ======

(5) Accrued Expenses

    A summary of accrued expenses consisted of the following (in thousands):

                                                                  September 30,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Accrued employee compensation................................. $  831 $  202
   Other accrued expenses........................................  6,966  1,345
                                                                  ------ ------
                                                                  $7,797 $1,547
                                                                  ====== ======

(6) Notes Payable

    Notes payable comprised the following (in thousands):

                                                                September 30,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Equipment notes at an annual interest rate of between 5.6%
     and 10.25% payable in monthly installments, aggregating
     approximately $123,000 monthly through April 2002........  $ 1,900  $3,089
   Promissory note at an annual interest rate of 8.25% payable
     in February 2002.........................................       --     750
   Discount...................................................      (25)    (59)
                                                                -------  ------
                                                                  1,875   3,780
   Less current portion.......................................   (1,191) (1,189)
                                                                -------  ------
                                                                $   684  $2,591
                                                                =======  ======

                     Keynote Systems, Inc. and Subsidiaries

    As of September 30, 2000, the aggregate maturities of notes payable for the years ending September 30, 2001 and 2002 are as follows: $1,191,000 and $709,000, respectively. The Company has granted a security interest in a portion of its assets to secure the equipment notes. The $750,000 promissory note was paid in full in June 2000, including accrued interest in the amount of $87, 000.

    In connection with certain of the equipment notes, the Company issued warrants for the purchase of 145,454 shares of common stock at $0.55 per share and warrants for the purchase of 376,238 shares of common stock at $0.65 and $0.90 per share. As of September 30, 2000, all warrants have been exercised.

(7) Redeemable Convertible Preferred Stock

    In fiscal 1999, the Company raised $14.8 million by selling 6,734,545 shares of Series D redeemable convertible preferred stock. The issuance costs associated with issuing Series D redeemable convertible preferred stock were approximately $82,000. In September 1999, the Company completed its initial public offering of common stock. Upon completion of the Company's initial public offering, each share of Series A preferred stock, Series B preferred stock, and Series D preferred stock was converted into 0.50 shares of common stock and each share of Series C preferred stock was converted into 0.53 shares of common stock.

(8) Stockholders' Equity (Deficit)

 (A) 1999 Equity Incentive Plan

    In September 1999, the Company adopted the 1999 Equity Incentive Plan (Incentive Plan). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company's right of repurchase that lapses as the shares vest. In general, options will vest over a four-year period. As of September 30, 2000, the Company was authorized to issue up to 7.8 million shares of common stock in connection with its 1999 Equity Incentive Plan (the
Plan) to employees, directors, and consultants, which includes options reserved for issuance under the Company's 1996 and 1997 stock option plans, which plans terminated upon the completion of the Company's initial public offering. The number of shares reserved under the Incentive Plan will increase automatically on January 1 of each calendar year by a number of shares equal to 5% of the Company's outstanding shares on the preceding December 31.

    Stock options granted prior to April 1999 were generally immediately exercisable subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the unvested portion of the shares upon the voluntary or involuntary termination of the purchaser's employment with the Company at the original issuance cost. The Company's right of repurchase lapses with respect to 25% of the shares after one year and ratably on a monthly basis over the following three years. Through September 30, 2000, 282,000 shares of common stock issued upon exercise of stock options are subject to repurchase at a weighted-average price of $0.25 per share. Certain of these restricted shares were issued to officers and employees of the Company for full recourse promissory notes with interest rates ranging from 6% to 7% and terms of 5 years. As of September 30, 2000, these notes were paid in full.

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

                     Keynote Systems, Inc. and Subsidiaries

 (B) 1999 Employee Stock Purchase Plan

    In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (Purchase Plan) and reserved 400,000 shares of common stock for issuance under this plan. The number of shares reserved under the Purchase Plan will increase automatically on January 1 of each calendar year by a number of shares equal to 1% of the Company's outstanding shares on the preceding December 31. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee's compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share will be 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan will be intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Through September 30, 2000, 73,256 shares had been issued under this plan, and 562,831 shares had been reserved for future issuance.

 (C) Stock-Based Compensation

    The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for certain stock options granted in fiscal 1999. For those option grants, the Company recorded deferred stock compensation of $1.9 million for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount is being amortized on a straight-line basis over the vesting period, generally four years.

    Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows:

                                                      Years Ended September 30,
                                                     ---------------------------
                                                       2000      1999     1998
                                                     --------- -------- --------
   Net loss (in thousands):
     As reported...................................  $ (2,715) $(7,110) $(2,918)
                                                     ========= ======== ========
     Pro forma.....................................   (12,245) $(7,297) $(2,934)
                                                     ========= ======== ========
   Basic and diluted net loss per share:
     As reported...................................     (0.11) $ (1.54) $ (1.10)
                                                     ========= ======== ========
     Pro forma.....................................     (0.48) $ (1.58) $ (1.11)
                                                     ========= ======== ========

    The fair value of each option was estimated on the date of grant using Black-Scholes option pricing model. The calculation includes the following weighted-average assumptions: no dividends, expected volatility of 100% risk free interest rate of 6.18%, 5.45%, and 5.55% for fiscal 2000, 1999 and 1998, respectively, and expected life of 2.47, 2.50, and 2.84 years for fiscal 2000, 1999 and 1998, respectively.

    The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the grants in fiscal 1999: no expected dividends, expected volatility of 100%, risk-free rate of 6.18% and expected life of six months. The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 1999 was $34.83 per share.

                     Keynote Systems, Inc. and Subsidiaries

    A summary of activity under the Company's option plans is as follows (in thousands, except per share data):

                                           Years Ended September 30,
                                --------------------------------------------------
                                     2000             1999             1998
                                ---------------- ---------------- ----------------
                                        Weighted         Weighted         Weighted
                                        Average          Average          Average
                                        Exercise         Exercise         Exercise
                                Shares   Price   Shares   Price   Shares   Price
                                ------  -------- ------  -------- ------  --------
Outstanding at the beginning
  of the year.................  1,926    $ 6.21    742    $0.21      297   $0.14
Granted.......................  2,488     49.88  2,080     5.92    2,346    0.21
Exercised.....................   (345)     2.09   (798)    0.66   (1,845)   0.20
Cancelled.....................   (142)     0.42    (98)    0.78      (56)   0.13
                                -----    ------  -----    -----   ------   -----
Outstanding at the end of the
  year........................  3,927     33.30  1,926     6.16      742    0.21
                                =====    ======  =====    =====   ======   =====
Options exercisable at end of
  the year....................    478      6.96    567     1.47      642    0.21
                                =====    ======  =====    =====   ======   =====
Weighted-average fair value of
  options granted during the
  year with exercise prices
  equal to fair value at date
  of grant....................            50.02            2.90             0.03
Weighted-average fair value of
  options granted during the
  year with exercise prices
  less than fair value at date
  of grant....................               --            2.61               --

    The following table summarizes information about stock options outstanding as of September 30, 2000 (in thousands, except per share data):

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                           Number     Remaining    Ave.      Number     Average
                         Outstanding Contractual Exercise  Outstanding Exercise
    Exercise Prices      At 9/30/00     Life       Price   At 9/30/00    Price
    ---------------      ----------- ----------- --------- ----------- ---------
$0.05                          10        6.5      $  0.05        6      $ 0.05
From $0.20 to $0.24            71        7.7         0.23       28        0.23
From $0.50 to $0.60           120        8.2         0.51       69        0.51
From $1.60 to $2.05           201        8.4         1.62       50        1.60
From $3.20 to $4.42           100        8.6         3.89       32        3.97
From $5.87 to $8.00           446        8.8         7.98      102        8.00
From $9.00 to $11.00          598        8.9         9.64      182        9.52
From $22.31 to $33.38         580        9.9        23.97       --          --
From $33.75 to $50.63         777        9.8        40.09        2       45.56
From $51.06 to $75.38         818        9.4        63.25        7       64.21
From $76.75 to $107.06        113        9.4        92.36       --          --
From $118.50 to $163.75        93        9.4       143.88       --          --
                            -----        ---      -------      ---      ------
From $0.05 to $163.75       3,927        9.3      $ 33.30      478      $ 6.96
                            =====        ===      =======      ===      ======

                     Keynote Systems, Inc. and Subsidiaries

(9) Acquisitions

    On June 2, 2000, the Company completed the acquisition of Velogic, Inc., a California corporation ("Velogic"), through a merger of a wholly-owned subsidiary of the Company with and into Velogic (the "Velogic Merger"), with Velogic surviving as a wholly-owned subsidiary of the Company. Velogic is a provider of load-testing services for e-businesses. The Velogic Merger is intended to be a tax-free reorganization and is accounted for under the purchase method of accounting.

    In connection with the Velogic Merger, the Company issued an aggregate of 830,684 shares of its common stock for all of the outstanding capital stock of Velogic and assumed all stock options and warrants of Velogic, of which 166,137 shares are subject to an escrow to ensure certain indemnification obligations of the former Velogic shareholders. The value of shares issued and stock options assumed (the purchase consideration) was approximately $39.2 million. In addition, if Velogic achieves certain revenue targets attributed to Velogic products and services in 2000, the Company will be obligated to issue to the former Velogic shareholders additional shares of Keynote common stock or cash having an aggregate value of up to approximately $3.9 million. The Company will be obligated to issue an additional $3.9 million of Keynote common stock or cash to the former Velogic shareholders if Velogic achieves certain revenue targets in 2001. If these revenue goals are met, the Company could be obligated to issue additional shares of its common stock, or cash, having an aggregate value of up to approximately $7.8 million. The determination as to whether cash or stock will be paid, if performance targets are met is at the sole discretion of the Company.

    The purchase consideration was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The primary purchase adjustments related to recording goodwill of approximately $36.4 million and other intangible assets of approximately $4.1 million. Goodwill and other intangible assets are being amortized on a straight-line basis over thirty-six months. Amortization of goodwill and other intangible assets related to the Velogic acquisition, for the year ended September 30, 2000 was $4.5 million. The consolidated statement of operations includes activity of Velogic subsequent to the acquisition. As a result of the purchase, the Company assumed the following assets and liabilities:

   Working capital.................................................... $(1,679)
   Property and equipment, net........................................     392
   Goodwill...........................................................  36,425
   Other intangible assets, primarily customer base and technology....   4,079
                                                                       -------
   Total purchase consideration....................................... $39,217
                                                                       =======

    On August 18, 2000, the Company completed the acquisition of Digital Content, L.L.C., a Texas limited liability company, through a merger of a wholly-owned subsidiary of the Company with and into Digital Content (the "Digital Content Merger"), with the wholly-owned subsidiary of the Company surviving. Digital Content is a provider of website accessibility monitoring for e-businesses. The Digital Content Merger is accounted for under the purchase method of accounting.

    The transaction was completed for $15 million in cash, plus up to an additional $10 million in cash to be paid if certain revenue target goals are met in the 12 months ended December 31, 2001. If Digital Content's revenues equal or exceed $5 million in the twelve months ended December 31, 2001, $10 million in cash shall be distributed pro rata by Keynote to the designated members, except those members who were employees of Digital Content on the agreement date, but who are no longer employees of Digital Content on the payment date, according to each Digital Content member's percentage of interest. Notwithstanding the previous sentence, in the event that Digital Content's revenues for the 12 months ended December 31, 2001 equal or exceed $4 million but are less than $5 million, $5 million in cash shall be distributed pro rata by Keynote to all of the members according to each Digital Content member's percentage interest.

                     Keynote Systems, Inc. and Subsidiaries

    The purchase consideration was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The primary purchase adjustments related to recording goodwill of approximately $5.2 million and other intangible assets of approximately $3.1 million. A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million is attributed to deferred compensation, and is being amortized over six months. Goodwill and other intangible assets are being amortized on a straight-line basis over thirty-six months. The consolidated statement of operations includes activity of Digital Content subsequent to the acquisition. As a result of the purchase, the Company assumed the following assets and liabilities:

   Working capital...................................................... $  104
   Property and equipment, net..........................................    100
   Goodwill.............................................................  5,221
   Other intangible assets, primarily customer base and technology......  3,140
                                                                         ------
   Total purchase consideration......................................... $8,565
                                                                         ======

    The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the year ended September 30, 2000, and 1999, assuming Velogic and Digital Content had been acquired on October 1, 1998, (in thousands, except per share data):

                                                                Year Ended
                                                               September 30
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Revenues................................................. $ 34,632  $  8,108
   Net loss.................................................  (24,823)  (32,947)
   Basic and diluted net loss per share.....................    (0.96)    (6.07)
   Shares used in pro-forma per share computation...........   25,824     5,453

(10) Acquisition-Related Charges and Amortization of Goodwill and Stock-Based Compensation

    Acquisition-related charges and amortization of goodwill and stock-based compensation, included the following:

                                                                     September
                                                                        30,
                                                                    -----------
                                                                     2000  1999
                                                                    ------ ----
   Amortization of goodwill and other intangibles.................. $4,846 $ --
   Amortization of deferred compensation...........................  1,601   --
   Amortization of stock-based compensation........................    339  858
                                                                    ------ ----
                                                                    $6,786 $858
                                                                    ====== ====

    Amortization of deferred compensation and amortization of goodwill and other intangibles are in connection with the Company's acquisition of Velogic, Inc. and Digital Content described in Note 9 of the consolidated financial statements. Amortization of stock-based compensation relates to the deferred compensation described in section (C) Stock-Based Compensation, of Note 8 of the consolidated financial statements.

                     Keynote Systems, Inc. and Subsidiaries

(11) Income Taxes

    Loss before income taxes is attributable to the following geographic locations for the years ended September 30, 2000, 1999, and 1998 (in thousands):

                                                     Year Ended September 30
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
   United States....................................  (1,536)  (7,110)  (2,918)
   France...........................................  (1,179)      --       --
                                                     -------  -------  -------
   Income or loss before income taxes............... $(2,715) $(7,110) $(2,918)
                                                     =======  =======  =======

    There was no income tax expense, current or deferred, for the years ended September 30, 2000, 1999, and 1998.

    Income tax expense (benefit), in thousands, for the years ended September 30, 2000, 1999, and 1998 differed from the amounts computed by applying the statutory federal income tax rate of 34% to pretax income (loss) as a result of:

                                                        Year ended September
                                                                 30
                                                        ----------------------
                                                         2000    1999    1998
                                                        ------  -------  -----
   Federal tax benefit at statutory rate............... $ (918) $(2,417) $(992)
   Change in valuation allowances......................   (936)      --     --
   Net operating loss not utilized.....................    481    2,220    990
   Non-deductible expenses.............................  1,453      197      2
   Foreign tax differential............................    (80)      --     --
                                                        ------  -------  -----
   Total tax expense...................................     --       --     --
                                                        ======  =======  =====

    The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below (in thousands):

                                                                September 30
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Deferred tax assets:
     Accruals, reserves and others...........................  $   696  $   414
     Deferred start-up costs.................................      105      169
     Deferred compensation...................................       81       --
     Goodwill amortization in excess of tax..................      802       --
     Net operating loss carryforwards........................    8,383    3,957
     Tax credit carryforwards................................      780      247
                                                               -------  -------
     Gross deferred tax assets...............................   10,847    4,787
     Valuation allowance.....................................   (9,321)  (4,769)
                                                               -------  -------
     Total deferred tax assets...............................    1,526      169
                                                               -------  -------
   Deferred tax liabilities:
     Acquired intangible assets..............................   (1,429)      --
     Plant and equipment.....................................      (97)     (18)
                                                               -------  -------
     Total deferred tax liabilities..........................   (1,526)     (18)
                                                               -------  -------
   Net deferred tax assets...................................       --       --
                                                               =======  =======

                     Keynote Systems, Inc. and Subsidiaries

    The net change in the total valuation allowance for the years ended September 30, 2000 and 1999 was an increase of $4.6 million and $2.5 million, respectively. The Company's accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

    Approximately $3.8 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital when and if subsequently realized.

    The Company has net operating loss carryforwards for U.S. and France income tax purposes of approximately $20,967,000 and $1,179,000, respectively, available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized, in the year 2010. The France net operating loss carryforwards will begin to expire in the year 2005. In addition, the Company had $12,761,000 of net operating loss carryforwards against taxable income in future years, for California state income tax purposes. The state net operating loss carryforwards will begin to expire, if not utilized, in the year 2003.

    As of September 30, 2000, the Company had research credit carryforwards for federal and California income tax purposes of approximately $489,000 and $433,000, respectively, available to reduce future income taxes. The federal research credit carryforwards begins to expire in the year 2010. The California research credit carryforwards expire indefinitely.

    Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

(12) Leases

    The Company leases its facilities and certain equipment under noncancelable operating leases, which expire on various dates through June 2005. Additionally, the Company has recorded equipment under capital lease. At September 30, 2000, future minimum payments under the leases are as follows (in thousands):

                                                               Operating Capital
                                                               --------- -------
   2001....................................................... $  6,356   $155
   2002.......................................................    6,000    116
   2003.......................................................    6,000     --
   2004.......................................................    6,000     --
   2005.......................................................   89,750     --
   Thereafter.................................................       --     --
                                                               --------   ----
   Total minimum lease payments............................... $114,106   $271
                                                               ========
   Less amount representing interest..........................             (21)
                                                                          ----
   Present value of minimum lease payments....................             250
   Current portion of capital lease obligation................             143
                                                                          ----
   Capital lease obligation, less current portion.............            $107
                                                                          ====

                     Keynote Systems, Inc. and Subsidiaries

    Rent expense for the years ended September 30, 2000, 1999, and 1998 was approximately $1,356,000, $551,000 and $115,000, respectively.

    On July 11, 2000, the Company entered into a lease agreement for an 188,000 square foot office building in San Mateo, California. Payments under this operating lease are based on LIBOR, which covers a one to six month interest term. Future minimum payments under this operating lease as of September 30, 2000, assume an average interest rate of 7% over a five-year period. In connection with this operating lease, $85.0 million has been deposited in an interest-bearing escrow account and is included in the balance sheet as restricted cash at September 30, 2000.

(13) Geographic, Segment, and Significant Customer Information

    In fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the chief executive officer (CEO). The financial information the CEO reviews is identical to that presented in the accompanying statements of operations. Therefore, the Company has determined that it operates in a single operating segment: developing and selling services to measure, assure and improve the quality of service of web sites.

    The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These sales and foreign-owned assets are not significant.

    Significant customer information is as follows:

                                                               Percent of Total
                                               Percent of          Accounts
                                             Total Revenue        Receivable
                                             ----------------  -------------------
                                              Years Ended
                                             September 30,     At September 30,
                                             ----------------  -------------------
                                             2000  1999  1998    2000       1999
                                             ----  ----  ----  --------   --------
   Customer A...............................   2%    6%   15%        --         --
   Customer B...............................  10%    5%   --         13%        --

Supplementary Data

    The following tables set forth quarterly supplementary data for each of the years in the two-year period ended September 30, 2000.

                                                  2000
                         --------------------------------------------------------
                                       Quarter Ended
                         -------------------------------------------  Year Ended
                         December 31 March 31  June 30  September 30 September 30
                         ----------- --------  -------  ------------ ------------
                                 (In thousands, except per share data)
Revenues................   $ 4,796   $ 7,178   $ 9,715    $12,077      $ 33,767
Total operating
  expenses..............     7,591    10,126    13,400     19,830        50,947
Loss from operations....    (2,795)   (2,948)   (3,685)    (7,753)      (17,180)
Net (loss) income.......    (2,036)     (441)    1,723     (1,963)       (2,715)
Basic and diluted net
  income (loss) per
  share.................     (0.09)    (0.02)     0.06      (0.07)        (0.11)

                                                  1999
                         --------------------------------------------------------
                                       Quarter Ended
                         -------------------------------------------  Year Ended
                         December 31 March 31  June 30  September 30 September 30
                         ----------- --------  -------  ------------ ------------
                                 (In thousands, except per share data)
Revenues................   $  889    $ 1,301   $ 1,919    $ 3,163      $ 7,272
Total operating
  expenses..............    1,626      2,278     3,718      6,665       14,287
Loss from operations....     (737)      (977)   (1,799)    (3,502)      (7,015)
Net loss................     (798)    (1,065)   (1,796)    (3,451)      (7,110)
Basic and diluted net
  loss per share........    (0.27)     (0.24)    (0.36)     (0.54)       (1.54)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    Information relating to our executive officers is presented under Item 4A in this report. Information relating to our directors is presented under the caption "Proposal No. 1--Election of Directors" in our definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders to be held in March 2001. That information is incorporated into this report by reference.

Item 11. Executive Compensation.

    Information relating to executive compensation is presented under the caption "Executive Compensation" in our definitive proxy statement. That information is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Information relating to the security ownership of our common stock by our management and other beneficial owners is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement. That information is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions.

    Information relating to certain relationships of our directors and executive officers and related transactions is presented under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement. That information is incorporated into this report by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) Documents to be filed as part of this report:

  (1) Financial Statements (see index to Item 8).

  (2) Financial Statement Schedules.

    The following financial statement schedule is filed as part of this report and should be read together with our financial statements:

     Schedule II--Valuation and Qualifying Accounts

  (3) Exhibits

    The following table lists the exhibits filed as part of this report. In some cases, these exhibits are incorporated into this report by reference to exhibits to our other filings with the Securities and Exchange Commission. Where an exhibit is incorporated by reference, we have noted the type of form filed with the Securities and Exchange Commission, the file number of that form, the date of the filing and the number of the exhibit referenced in that filing.

                                          Incorporated by Reference
                                       -------------------------------
 Exhibit                                               Filing  Exhibit  Filed
   No.             Exhibit             Form File No.    Date     No.   Herewith
 ------- ---------------------------   ---- --------- -------- ------- --------
 2.01    Agreement and Plan of
         Reorganization dated as of
         May 9, 2000, by and between
         Keynote and Velogic, Inc.     8-K  000-27241 06-16-00  2.01
 2.02    Agreement and Plan of
         Reorganization dated as of
         August 18, 2000 by and
         among Keynote, Big Red
         Acquisition Corporation,
         Digital Content, L.L.C. and
         the members of Digital
         Content L.L.C.                8-K  000-27241 09-01-00  2.01
 3.01    Amended and Restated
         Certificate of
         Incorporation.                S-1  333-94651 01-14-00  3.04
 3.02    Bylaws.                       14A  000-27241 01-19-00 Annex B
 4.01    Form of Specimen Stock
         Certificate for Keynote
         common stock.                 S-1  333-82781 09-22-99  4.01
 4.02    Third Amended and Restated
         Investors' Rights
         Agreement, dated as of
         April 26, 1999.               S-1  333-82781 07-13-99  4.02
 10.01   Form of Indemnity Agreement
         between Keynote and each of
         its directors and executive
         officers.                     S-1  333-94651 01-14-00 10.01A
 10.02   1996 Stock Option Plan.       S-1  333-82781 07-13-99  10.02
 10.03   1999 Stock Option Plan.       S-1  333-82781 07-13-99  10.03
 10.04   1999 Equity Incentive Plan
         and related forms of stock
         option agreement and stock
         option exercise agreement.    S-1  333-82781 08-23-99  10.04
 10.05   1999 Employee Stock
         Purchase Plan and related
         forms of enrollment form,
         subscription agreement,
         notice of withdrawal and
         notice of suspension.         S-1  333-82781 08-23-99  10.05
 10.06   401(k) Plan.                  S-1  333-82781 07-13-99  10.06
 10.07   Memorandum of Understanding
         between Keynote and
         VeriSign, Inc. dated as of
         February 17, 1999.            S-1  333-82781 09-22-99  10.07
 10.08   Employment Agreement dated
         as of December 9, 1997
         between Keynote and Umang
         Gupta.                        S-1  333-82781 07-13-99  10.08
 10.09   Form of Loan Agreement
         between the Keynote and
         Umang Gupta, dated as of
         June 28, 1999.                S-1  333-82781 09-22-99  10.09
 10.10   Loan and Security Agreement
         between the Keynote and
         Lloyd Taylor, dated as of
         January , 1999.               S-1  333-82781 07-13-99  10.10
 10.11   Loan and Pledge Agreement
         between the Keynote and
         Lloyd Taylor, dated as of
         January 15, 1999.             S-1  333-82781 07-13-99  10.11
 10.12   Office sublease between
         Keynote and Electronics for
         Imaging, Inc. dated as of
         February 23, 1999             S-1  333-82781 07-13-99  10.16
 10.13   Lease between Keynote and
         IBJTC Leasing Corporation-
         BSC dated as of July 11,
         2000.                         10-Q 000-27241 08-14-00  10.01
 21.01   Subsidiaries of Keynote.                                          X
 23.01   Consent of KPMG LLP,
         independent accountants.                                          X
 27.01   Financial Data Schedule.
         (EDGAR version only)                                              X

 (b) Reports on Form 8-K

    On August 16, 2000 and September 28, 2000, we filed amendments to our current report on Form 8-K, which we initially filed on June 16, 2000, to report the completion of our acquisition of Velogic, Inc. On August 16, 2000, we filed by amendment the required financial statements for Velogic and pro forma financial information. The only exhibit filed with each of these amendments was a consent of KPMG LLP. On September 28, 2000, we filed by amendment a signed audit opinion from KPMG LLP, our independent auditors.

    On September 1, 2000, we filed a current report on Form 8-K to report the completion of our acquisition of Digital Content L.L.C. The only exhibit filed with the report was the Agreement and Plan of Reorganization, dated August 18, 2000, among us, Big Red Acquisition Corporation, Digital Content, L.L.C. and each of the members of Digital Content, L.L.C. On November 1, 2000, we filed by amendment the required financial statements for Digital Content, and pro forma financial information.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 29th day of December, 2000.

                                          KEYNOTE SYSTEMS INC.

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

                 Name                           Title                  Date
                 ----                           -----                  ----
 Principal Executive Officer:
          /s/ Umang Gupta             Chairman of the Board,     December 29, 2000
 ____________________________________  Chief Executive Officer
             Umang Gupta               and Director

 Principal Financial Officer And
   Principal Accounting Officer:

          /s/ John Flavio             Vice President of          December 29, 2000
 ____________________________________  Finance and Chief
             John Flavio               Financial Officer

 Additional Directors:

         /s/ Eugene Shklar            Director                   December 29, 2000
 ____________________________________
            Eugene Shklar

          /s/ David Cowan             Director                   December 29, 2000
 ____________________________________
             David Cowan

                                      Director
 ____________________________________
             Mark Leslie

       /s/ Stratton Sclavos           Director                   December 29, 2000
 ____________________________________
           Stratton Sclavos

                             KEYNOTE SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE AT ADDITIONS
                                      BEGINNING  CHANGED TO             BALANCE AT
        CLASSIFICATION PERIOD         OF PERIOD  OPERATIONS WRITE-OFFS    END OF
        ---------------------         ---------- ---------- ----------  ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  YEAR ENDED
  September 30, 2000................   $255,000   $896,000  $(437,000)   $714,000
  September 30, 1999................   $ 22,000   $301,000  $ (68,000)   $255,000
  September 30, 1998................   $ 10,000   $164,000  $(152,000)   $ 22,000

                                 EXHIBIT INDEX

 Number                 Exhibit Title
 ------                 -------------
 21.01  Subsidiaries of Keynote.
 23.01  Consent of KPMG LLP, independent accountants.
 27.01  Financial Data Schedule (EDGAR version only).