Form 10-Q
period 2000-12-31
KEYNOTE SYSTEMS INC
filed 2001-02-14
CIK 1032761

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 000-27241

                             Keynote Systems, Inc.
            ------------------------------------------------------
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                Shares outstanding at January 31, 2001
               -----                --------------------------------------
  Common Stock, $.001 par value                 27,843,366


- --------------------------------------------------------------------------------

                             KEYNOTE SYSTEMS, INC.

                               TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements........................................................   3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations .................................................................  10
Item 3. Quantitative and Qualitative Disclosures about Market Risk..................  25

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings...........................................................  25
Item 2. Changes in Securities and Use of Proceeds...................................  25
Item 3. Defaults Upon Senior Securities.............................................  25
Item 4. Submission of Matters for a Vote of Security Holders........................  25
Item 5. Other Information...........................................................  25
Item 6. Exhibits and Reports on Form 8-K............................................  25
Signatures..........................................................................  26


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                     KEYNOTE SYSTEMS, INC. and Subsidiaries

         Index to Unaudited Condensed Consolidated Financial Statements

                                                                                     Page
                                                                                     ----
Condensed Consolidated Balance Sheets as of December 31, 2000 and
September 30, 2000...................................................................  3

Condensed Consolidated Statements of Operations for the three months ended
December 31, 2000 and 1999...........................................................  4

Condensed Consolidated Statements of Cash Flows for the three months ended
December 31, 2000 and 1999...........................................................  5

Notes to Condensed Consolidated Financial Statements.................................  6

- --------------------------------------------------------------------------------

                     KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                  (Unaudited)


                                              December 31, 2000   September 30, 2000
                                              -----------------   ------------------
                  ASSETS
Current assets:
  Cash and cash equivalents.....................   $259,279            $260,201
  Accounts receivable, net......................      8,135               8,211
  Prepaid and other current assets..............      1,839               1,569
                                                   --------            --------
   Total current assets.........................    269,253             269,981

Restricted cash.................................     85,000              85,000
Property and equipment, net.....................     10,517               8,601
Goodwill and other intangible assets............     40,143              44,075
Other assets....................................      2,452                 954
                                                   --------            --------
 Total assets...................................   $407,365            $408,611
                                                   ========            ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable...............   $  1,197            $  1,191
 Current portion of capital lease obligation....        146                 143
 Accounts payable...............................      1,266               1,642
 Accrued expenses...............................      8,801               7,797
 Deferred revenue...............................      4,363               4,967
                                                   --------            --------
 Total current liabilities......................     15,773              15,740

Notes payable, less current portion.............        413                 684
Capital lease obligation, less current portion..         53                 107
                                                   --------            --------
 Total liabilities..............................     16,239              16,531

Commitments

Stockholders' equity:
 Common stock...................................         28                  28
 Additional paid-in capital.....................    413,255             413,084
 Deferred compensation..........................     (2,326)             (5,629)
 Accumulated deficit............................    (19,831)            (15,403)
                                                   --------            --------
 Total stockholders' equity.....................    391,126             392,080
                                                   --------            --------
 Total liabilities and stockholders' equity.....   $407,365            $408,611
                                                   ========            ========

   See accompanying notes to the condensed consolidated financial statements

- --------------------------------------------------------------------------------

                     KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                             Three months ended December 31,
                                                             -------------------------------
                                                                     2000       1999
                                                                     ----       ----
Revenue:
   Subscription services.........................................   $12,525    $ 4,579
   Consulting services...........................................       493        217
                                                                    -------    -------
     Total revenues..............................................    13,018      4,796
                                                                    -------    -------

Operating expenses:
   Cost of subscription services.................................     3,134      2,066
   Cost of consulting services...................................       784        254
   Research and development......................................     1,925        841
   Sales and marketing...........................................     5,821      2,728
   Operations....................................................     1,688        777
   General and administrative....................................     1,846        839
   Acquisition-related charges and amortization of goodwill and
     other intangibles and stock-based compensation..............     7,475         86
                                                                    -------    -------
     Total operating expenses....................................    22,673      7,591
                                                                    -------    -------
     Loss from operations........................................    (9,655)    (2,795)

Interest income, net.............................................     5,427        759
                                                                    -------    -------
     Loss before income taxes....................................    (4,228)    (2,036)

Provision for income taxes.......................................       200          -
                                                                    -------    -------
     Net loss....................................................   $(4,428)   $(2,036)

Net loss per share:
     Basic and diluted...........................................    $(0.16)    $(0.09)
                                                                    =======    =======
Weighted average common shares outstanding:
     Basic and fully diluted.....................................    27,588     22,798
                                                                    =======    =======

   See accompanying notes to the condensed consolidated financial statements

- --------------------------------------------------------------------------------

                     KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                      Three months ended December 31,
                                                                      -------------------------------
                                                                             2000        1999
                                                                             ----        ----
Cash flows from operating activities:
   Net loss..............................................................   $ (4,428)   $(2,036)

   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

     Depreciation and amortization.......................................      1,240        448
     Amortization of goodwill and other intangible assets................      3,932          -
     Amortization of deferred compensation...............................      3,304         86
     Changes in operating assets and liabilities:
        Accounts receivable..............................................         75     (1,805)
        Prepaids and other assets........................................     (1,768)    (1,289)
        Accounts payable and accrued expenses............................        628        889
        Deferred revenue.................................................       (604)     1,727
                                                                            --------    -------
          Net cash provided by (used for) operating activities...........      2,379     (1,980)
                                                                            --------    -------
Cash flows used for investing activities:

   Purchases of property and equipment...................................     (3,148)      (976)
                                                                            --------    -------
Cash flows from financing activities:

   Repayments of notes payable...........................................       (323)      (318)
   Proceeds from public offering, net of issuance costs..................          -      7,811
   Issuance of common stock, net of issuance costs.......................        170          9
   Repayments of shareholder notes.......................................          -         15
                                                                            --------    -------
     Net cash (used for) provided by financing activities................       (153)     7,517
                                                                            --------    -------
Net (decrease) increase in cash and cash equivalents.....................       (922)     4,561

Cash and cash equivalents at beginning of the period.....................    260,201     64,647
                                                                            --------    -------
Cash and cash equivalents at end of the period...........................   $259,279    $69,208
                                                                            ========    =======

   See accompanying notes to the condensed consolidated financial statements

- --------------------------------------------------------------------------------

                     KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

   The accompanying interim unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at December 31, 2000, and the results of operations and cash flows for the interim periods ended December 31, 2000 and 1999.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. The Company filed audited financial statements that included all information and footnotes necessary for a complete presentation for each of the years in the three year period ended September 30, 2000, in its annual report on Form 10-K for the fiscal year ended September 30, 2000.

  The results of operations for any interim period are not necessarily indicative of the Company's results of operations for any other future interim period or for a full fiscal year.


(2)  Revenue Recognition

  Subscription services revenue consists of fees from subscriptions to the Company's Internet measurement and diagnostic services. The Company's subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. A portion of subscription revenues is invoiced monthly upon completion of measurement services. We do not generally grant refunds during our three-month initial subscription term. All discounts granted during the initial term are netted against revenue. No revenue is recognized during any free trial periods that we may offer to customers. Revenue from consulting services is recognized as the services are performed, typically a period of one month. All of the revenue related to the Company's load-testing services is also included in consulting revenue. For consulting projects that span multiple months, the Company recognizes revenue on a percentage of completion basis.

  Cost of subscription revenues consists of connection fees to Internet service providers for bandwidth usage of the Company's computer measurement agents which are located around the world, depreciation, maintenance and other equipment charges for the Company's measurement and data collection infrastructure. Cost of consulting services consists of compensation for consulting personnel and related costs, and all load-testing bandwidth costs and related infrastructure costs. Operations expenses consist primarily of compensation and related costs for management and technical support personnel, who manage and maintain the Company's field measurement and collection infrastructure and headquarter's data center and provide twenty-four by seven customer support.


(3)  Comprehensive Loss

  The Company has no components of other comprehensive loss for any period presented.

- --------------------------------------------------------------------------------

(4)  Financial Instruments and Concentration of Risk

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

  Credit risk is concentrated in North America. The Company performs ongoing collections efforts and continual monitoring of its customers' financial condition and, generally, requires no collateral from its customers. The Company has had write-offs of accounts receivable to date. Based on its historical amount of write-offs, the Company currently believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At December 31, 2000, no one customer accounted for more than 10% of total accounts receivable. For the three months ended December 31, 2000, no customer accounted for more than 10% of the Company's total revenues. For the three months ended December 31, 1999, one customer accounted for approximately 12% of total revenues.


(5)  Goodwill and Other Intangible Assets

  The excess of the purchase price of companies acquired over the fair value of the net assets acquired is classified as goodwill. Goodwill and other intangible assets are generally amortized on a straight-line basis over a three-year period.


(6)  Impairment of Long-Lived Assets

  The Company evaluates its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


(7)  Net Loss Per Share

  Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method.

  The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                              Three months ended
                                                                 December 31
                                                              ------------------
                                                                 2000    1999
                                                                 ----    ----
Shares outstanding under stock options                           3,853  2,058
Shares of restricted stock subject to repurchase                   235    675

Shares issuable pursuant to warrants to purchase
 common stock                                                        -      7

- --------------------------------------------------------------------------------

  The weighted-average exercise price per share of common stock subject to stock options was $33.07 as of December 31, 2000 and $6.81 as of December 31, 1999. The weighted-average repurchase price of restricted stock was $0.70 as of December 31, 2000 and $0.19 as of December 31, 1999. The weighted-average exercise price of the common stock warrants was $1.10 as of December 31, 1999.



(8)  Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101. The Company must adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The Company does not believe that the impact of this staff accounting bulletin, when adopted will have a material effect on the financial position or results of operations of the Company.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 by one year. SFAS 133 was further amended by Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which was issued in June 2000. The Company adopted SFAS 133 on October 1, 2000. Adoption of this statement did not have a material effect on the Company's financial position or results of operations, since to date the Company's investments in derivative instruments have not been significant and the Company has not engaged in any hedging activities.


(9)  Segment Information

  The Company has determined that it operates in a single operating segment: developing and selling services to measure, assure and improve the quality of service of web sites. In December 1999, the Company opened an international office which is now located in London, England. All of the Company's long-lived assets are located in the United States. To date, there have been no significant operating revenues or expenses from the Company's international operations.


(10)  Acquisitions

  On June 2, 2000, the Company completed the acquisition of Velogic, Inc. Velogic is a provider of load-testing services for e-businesses. The Velogic merger is intended to be a tax-free reorganization and is accounted for under the purchase method of accounting.

  In connection with the Velogic merger, the Company issued an aggregate of 830,684 shares of its common stock for all of the outstanding capital stock of Velogic and assumed all stock options and warrants of Velogic. The value of shares issued and stock options assumed (the purchase consideration) was approximately $39.2 million. In addition, if Velogic achieves certain revenue targets attributed to Velogic products and services in 2001, the Company will be obligated to issue to the former Velogic shareholders additional shares of Keynote common stock or cash having an aggregate value of up to approximately $3.9 million. The determination as to whether cash or stock will be paid, if performance targets are met is at the sole discretion of the Company.

- --------------------------------------------------------------------------------

  The purchase consideration was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The primary purchase adjustments related to recording goodwill of approximately $36.4 million and other intangible assets of approximately $4.1 million. Goodwill and other intangible assets are being amortized on a straight-line basis over thirty-six months. Amortization of goodwill and other intangible assets related to the Velogic acquisition, for the three months ended December 31, 2000 was $4.2 million. The condensed consolidated statement of operations includes activity of Velogic subsequent to the acquisition.

  On August 18, 2000, the Company completed the acquisition of Digital Content, L.L.C. Digital Content is a provider of website accessibility monitoring for e-businesses. The Digital Content merger is accounted for under the purchase method of accounting.

  The transaction was completed for $15 million in cash, plus up to an additional $10 million in cash to be paid if certain revenue target goals are met in the 12 months ended December 31, 2001. If Digital Content's revenues equal or exceed the revenue target goals in the twelve months ended December 31, 2001, $10 million in cash shall be distributed pro rata by Keynote to the designated members, except those members who were employees of Digital Content on the agreement date, but who are no longer employees of Digital Content on the payment date, according to each Digital Content member's percentage of interest. Notwithstanding the previous sentence, in the event that Digital Content's revenues for the 12 months ended December 31, 2001 equal or exceed $4 million but are less than $5 million, $5 million in cash shall be distributed pro rata by Keynote to all of the members according to each Digital Content member's percentage interest.

  The purchase consideration was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The primary purchase adjustments related to recording goodwill of approximately $5.2 million and other intangible assets of approximately $3.1 million. A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million is attributed to deferred compensation, and is being amortized over six months. The related amortization of approximately $3.2 million for the three months ended December 31, 2000, is recorded in the accompanying condensed consolidated statement of operations as acquisition-related charges. Goodwill and other intangible assets are being amortized on a straight-line basis over thirty-six months. The condensed consolidated statement of operations includes activity of Digital Content subsequent to the acquisition.

  Acquisition-related charges and amortization of goodwill and other intangibles and stock based compensation of approximately $7.5 million recorded in the condensed consolidated statement of operations for the three months ended December 31, 2000,includes acquisition related charges of approximately $3.2 million, amortization of goodwill and other intangibles of approximately $4.2 million and amortization of stock-based compensation of approximately $86,000.

  The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the three months ended December 31, 2000, and 1999, assuming Velogic and Digital Content had been acquired on October 1, 1998, (in thousands, except per share data):

                                                           Three Months Ended
                                                               December 31
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Revenues................................................. $ 13,018    $ 4,983
Net loss.................................................   (1,210)    (6,858)
Basic and diluted net loss per share.....................    (0.04)     (0.29)
Shares used in pro-forma per share computation...........   27,861     23,629

- --------------------------------------------------------------------------------

(11)  Lease Commitments

  The Company leases its facilities and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into capital leases.
On July 11, 2000, the Company entered into a lease agreement for an 188,000 square foot office building in San Mateo, California, which the Company intends to start to occupy in March 2001. Payments under this operating lease are based on LIBOR, which covers a rolling three-month interest term. Future net minimum payments under this operating lease as of December 31, 2000, include monthly interest payments with an assumed average interest rate of 7% over a five-year period. In connection with this operating lease, $85.0 million has been deposited in an interest-bearing escrow account ad is included in the balance sheet as restricted cash at December 31, 2000.

At December 31, 2000, future minimum payments under the leases, net of sub lease income, are as follows:

Year ended December 31:                            (In Thousands)
                                                 Operating   Capital
                                                -----------  -------
2001...........................................   $  3,425      $138
2002...........................................      6,103        72
2003...........................................      6,103        --
2004...........................................      6,103        --
2005...........................................     88,327        --
Thereafter.....................................       ----        --
                                                  --------   -------
Total minimum lease payments...................   $110,061      $210
                                                  ========
Less amount representing interest..............                  (11)
                                                             -------

Present value of minimum lease payments........                  199
Current portion of capital lease obligation....                  146
                                                             -------
Capital lease obligation, less current portion.                 $ 53
                                                             =======


  ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following information in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

  Except for historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words "expect," "anticipate," "intend," "believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Impact Future Operating Results" and elsewhere in this report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our annual report on Form 10-K, which was filed on December 29, 2000, and the quarterly reports on Form 10-Q or current reports on Form 8-K that we will file in 2001. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any

- --------------------------------------------------------------------------------
revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


Overview

  Keynote provides Internet performance measurement, diagnostic and consulting services to companies that operate electronic business, or e-business, web sites. Our benchmarking and performance management services are designed to enable our customers to improve the quality of service of their e-business web sites around the world.

  We derive and expect to continue to derive our revenues from the sale of our benchmarking services and our performance management services. Our Perspective services, together with our Red Alert and Desktop Analyzer services are subscription-based services that our customers purchase for an initial three-month term and then may renew their subscription on an annual, semi-annual or month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of measurement locations, and the frequency of the measurements, the additional features ordered, and the type of service. We offer our consulting services on a per engagement basis.

   Subscription services revenue consists of fees from subscriptions to the Company's Internet measurement and diagnostic services. The Company's subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. A portion of subscription revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on our balance sheet. As of December 31, 2000, we had recorded $4.4 million of deferred revenue. Revenues from our consulting services are recognized as the services are performed; a typical project lasts one month. For longer consulting projects, we recognize revenue on a percentage-of-completion basis.


  For the quarter ended December 31, 2000, 10 customers accounted for approximately 33% of our total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

Results of Operations

  Revenues
                                                    2000     1999    % Change
                                                 -------   ------    --------
For the three months ended December 31:                 (In thousands)
 Subscription services.......................    $12,525   $4,579      174%
 Consulting services.........................    $   493   $  217      127%

  Subscription Services. Revenues from subscription services increased $7.9 million, or 174%, for the three months ended December 31, 2000, as compared to the same period in 1999. Subscription services represented approximately 96% of total revenues for the three months ended December 31, 2000, and approximately 95% of total revenues for the three months ended December 31, 1999. The increase in revenue was attributable to the increase in the number of new customers, the increase in services purchased by existing customers and the introduction of additional services during the year. We do not distinguish between revenues generated by new customers and revenues generated by existing customers. For the three months ended December 31, 2000, no single customer accounted for more than 10% of total revenues. For the three months ended December 31, 1999, one customer accounted for approximately 12% of total revenues.

  Consulting Services. Revenues from consulting services increased $0.3 million, or 127%, for the three months ended December 31, 2000, as compared to the same period in 1999. Revenues from our KeyReadiness load-testing service were not significant in the quarter ended December 31, 2000, due to the fact that we started offering our load testing services in July of 2000, following our acquisition of Velogic in June of 2000.

- --------------------------------------------------------------------------------

Revenue from these services will continue to be included in consulting services. Although consulting revenues have not been significant to date, we believe that consulting revenues may account for a greater portion of revenue in the future as we introduce additional services.

    Expenses:

    Cost of Consulting and Subscription Services

                                             2000    1999  % Change
                                           ------  ------  --------
For the three months ended December 31:         (In thousands)
    Cost of subscription services........  $3,134  $2,066     52%
    Cost of consulting services..........  $  784  $  254    209%

  Cost of Subscription Services. Cost of subscription services consists of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Cost of subscription services increased $1.1 million, or 52% during the quarter ended December 31, 2000, as compared to the quarter ended December 31, 1999. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and additional depreciation and equipment charges. In addition, we continued to increase measurement capacity and bandwidth at our existing locations, and expand our measurement infrastructure. Cost of subscription services was 25% of subscription service revenue in the quarter ended December 31, 2000, as compared to 45% in the quarter ended December 31, 1999. The decrease in the cost of subscription services as a percentage of revenue resulted from a decline in band-width costs as a percentage of total subscription costs.

  Cost of Consulting Services. Cost of consulting services consists of compensation expenses for consulting personnel and related costs and all load-testing bandwidth costs and related infrastructure costs. Cost of consulting services exceeded consulting services revenue in the quarters ended December 31, 2000, and 1999. Cost of consulting services also includes network infrastructure costs associated with our load-testing service. We expect that the cost of consulting services as a percentage of consulting services revenues will be greater than the cost of subscription services as a percentage of subscription services revenues.


    Research and Development
                                             2000   1999  % Change
                                           ------  -----  --------
For the three months ended December 31:         (In thousands)
    Research and development.............  $1,925  $ 841     129%

  Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 due to the increase in software engineers, project management and quality assurance personnel. To date, all research and development expenses have been expensed as incurred. We believe that continued significant increases in our research and development investment is essential for us to maintain our market position and to continue to enhance and expand our services. Accordingly, we anticipate research and development expenses are likely to increase in the foreseeable future.

- --------------------------------------------------------------------------------

    Sales and Marketing
                                              2000    1999  % Change
                                            ------  ------  --------
For the three months ended December 31:          (In thousands)
    Sales and marketing..................   $5,821  $2,728     113%

  Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 due to our investment in additional personnel in our sales and marketing organization and marketing programs. It also includes salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers. We believe that continued significant increases in our sales and marketing efforts is essential for us to maintain our market position and to further increase acceptance of our services. Accordingly, we anticipate sales and marketing expenses will continue to increase in the foreseeable future.

    Operations
                                             2000   1999  % Change
                                           ------  -----  --------
For the three months ended December 31:         (In thousands)
    Operations...........................  $1,688  $ 777     117%

  Operations expenses consist primarily of compensation and related costs for management and technical support personnel, who manage and maintain our field measurement and collection infrastructure, headquarters data center and provide twenty-four by seven customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. The increase in operations expenses from the first quarter of fiscal 2000 to the first quarter of fiscal 2001was primarily related to the hiring of personnel to manage and support our larger customer base. We believe that continued investment is necessary to support our ability to successfully develop, deploy and operate our growing Internet measurement infrastructure, as well as to successfully support our customer base.

Accordingly, we anticipate that operations costs will continue to increase in the foreseeable future.

    General and Administrative
                                             2000   1999  % Change
                                           ------  -----  --------
For the three months ended December 31:          (In thousands)
    General and administrative...........  $1,846  $ 839     120%

  General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. The increase in our general and administrative expenses from the first quarter of fiscal 2000 to the first quarter of fiscal 2001was primarily related to hiring additional employees to support the growth of our business, as well as increases in costs associated with becoming a public company. We anticipate that general and administrative costs will continue to increase in the foreseeable future.

- --------------------------------------------------------------------------------

  Acquisition Related Charges and Amortization of Goodwill and Stock-Based
  Compensation.
                                                                   2000    1999  % Change
                                                                 ------  ------  --------
For the three months ended December 31:                               (In thousands)
 Acquisition related charges and amortization of goodwill and
  other intangible assets and stock-based compensation.........  $7,475     86      N/M

  In connection with the purchase of Velogic in June 2000 and Digital Content in August 2000, we recorded approximately $48.9 million in goodwill and other intangible assets, and the unamortized portion is included in goodwill and other intangible assets on our balance sheet. For the quarter ended December 31, 2000, we recorded approximately $4.2 million in amortization of goodwill and other intangible assets. We expect the amortization for fiscal 2001, excluding any other acquisitions, to be $16.3 million. Goodwill and other intangible assets are being amortized over 36 months. A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million is attributed to deferred compensation, and is being amortized over six months. For the quarter ended December 31, 2000, we expensed acquisition-related charges of approximately $3.2 million representing amortization of this deferred compensation. We expect the amortization for fiscal 2001 will be $4.8 million, excluding any additional acquisitions.

  Some options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense in the amount of $86,000 for the three months ended December 31, 2000, and had an aggregate of $708,000 included in deferred compensation remaining to be amortized as of December 31, 2000. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

    Interest Income, Net
                                             2000   1999  % Change
                                           ------  -----  --------
For the three months ended December 31:         (In thousands)
    Interest income, net.................  $5,427  $ 759     615%

  Net interest income increased in the quarter ended December 31, 2000, compared to the quarter ended December 31, 1999, primarily due to interest income from our increase in cash and cash equivalents and restricted cash resulting from the proceeds we received in September 1999 and October 1999 from our initial public offering and in February 2000 from our subsequent public offering.


 Provision for Income Taxes

  A provision for federal and state income taxes of $200,000 has been recorded for the three months ended December 31, 2000, principally for alternative minimum tax.

  No provision for federal and state income taxes was recorded for the three months ended December 31, 1999, because we experienced net losses since inception.


 Liquidity and Capital Resources

  Since our inception, we have funded our operations primarily through sales of our equity securities. Prior to our initial public offering, in September 1999, we had

- --------------------------------------------------------------------------------
raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In September and October of 1999, we raised $56.7 million, net of issuance costs, in connection with our initial public offering. In a subsequent public offering in February 2000, we raised $286.3 million, net of issuance costs. In addition, we financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at December 31, 2000 for these loans and leases was approximately $1.8 million. At December 31, 2000, we had approximately $344.3 million in cash, cash equivalents and restricted cash.

  Net cash provided by operating activities was $2.4 million in the three months ended December 31, 2000. Net cash provided by operating activities was primarily the result of income from operations before deduction of depreciation and amortization of property and equipment and amortization of goodwill, intangible assets, and compensation. The increase was partially offset by an increase in prepaids and other assets, due mainly to an increase in interest receivable. Net cash used for operating activities during the quarter ended December 31, 1999 was primarily due to increases in our accounts receivable, prepaids and other assets and our net operating loss, partially offset by changes in deferred revenues, accounts payable and accrued expenses, and depreciation.

  Our investing activities represent purchases of property and equipment. Capital expenditures totaled $3.1 million in the three months ended December 31, 2000 and $1.0 million in the three months ended December 31, 1999.

  Net cash used for financing activities was $153,000 in the three months ended December 31, 2000, as a result of repayments of notes in the amount of $323,000, offset by the proceeds from issuance of our common stock. Net cash provided by financing activities was $7.5 million for the three months ended December 31, 1999. We received $7.8 million as a result of the exercise of the underwriter's over-allotment option, which occurred at the end of October 1999.

  As of December 31, 2000, our principal commitments consisted of $111.9 million related to loans and lease obligations. We have granted a security interest in substantially all of our assets to secure these loans and leases. The interest rates on our loans and leases range from 5.6% to 10.25% per year. Our commitments include approximately $110.1 million in future lease payments for our headquarters facility. We have $85.0 million of restricted cash that is invested and provides collateral for the lease transaction. The lease agreement provides a balloon payment is due and payable in June 2005. In addition, interest on the lease approximates $6.0 million on an annual basis. We had no material commitments for capital expenditures as of December 31, 2000. Because we expect to continue to increase the number of our measurement computers and increase their measurement capacity, we expect that we will make additional capital expenditures to purchase this equipment. We anticipate that we will also experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also expect to make capital expenditures related to upgrading and preparing the headquarters facility for occupancy.

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


Recent Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB

- --------------------------------------------------------------------------------

101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101. We must adopt SAB 101 no later than the fourth quarter of fiscal year 2001. We do not believe that the impact of this staff accounting bulletin when adopted will have a material effect on our financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 by one year. SFAS 133 was further amended by Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which was issued in June 2000. We adopted SFAS 133 on October 1, 2000. Adoption of this statement did not have a material effect on the our financial position or results of operations, since to date the our investments in derivative instruments have not been significant and we have not engaged in any hedging activities.


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

 . We introduced our Transaction Perspective service in April 1999, our Website Perspective--Consumer Edition service in December 1999, our Diagnostic Perspective service in April 2000, and the most recent edition of our Website Perspective-- Business Edition service in June 2000.

 . In June 2000, we acquired Velogic, Inc., and in July 2000, we introduced our KeyReadiness load-testing service.

 . In August 2000, we acquired Digital Content, L.L.C., and introduced our Red Alert service.

 . We recently introduced our Streaming Perspective service in October 2000 and our Custom Perspective service in November 2000.


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

  We have experienced operating losses in each quarterly and annual period since inception and we expect to incur operating losses in the future. We incurred net losses of $4.4 million for the quarter ended December 31, 2000, and as of December 31, 2000, we had an accumulated deficit of $19.8 million. In addition, we expect to incur significant non-cash charges relating to acquisition-related charges and the amortization of goodwill and other intangible assets in connection with our acquisitions of Velogic and

- --------------------------------------------------------------------------------

Digital Content. We believe that our operating expenses will continue to increase as we grow our business. As a result, we will need to increase our revenues to achieve and maintain profitability, as reflected in our financial statements. We may not be able to sustain our historic revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.


The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

  We depend on achieving high customer renewal rates for our revenues. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. In addition, our customers may reduce their use of our services by renewing for fewer services. If we experience reduced renewal rates or customers renew a reduced amount of our services, our revenues would be adversely affected. We cannot assure you that we will continue to experience high renewal rates. Our customer renewal rates may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations. Further, because of the relatively small size of initial orders, we depend on sales to new customers and sales of additional services to our existing customers.

  To date, initial sales of our services and subsequent customer follow-up have been primarily conducted by telephone. A few customers have, in the past, expressed a preference for more personal, face-to-face interaction with their Keynote salesperson. Although we have formed a major accounts sales organization in January 2000, this team is new and may not be successful in providing the level of customer service required to satisfy the needs of our larger customer accounts. Dissatisfaction by a customer with the nature or quality of our services could lead that customer to elect not to renew its subscription to our services. If our renewal-rate percentage declines, our revenues could decline unless we are able to obtain additional customers or sources of revenues, sufficient to replace lost revenues.


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

 .   the amount and timing in the reduction of usage of our service offerings;

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

  Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of

- --------------------------------------------------------------------------------
operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.


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

  The demand for our Internet performance measurement services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that measuring and evaluating the performance of their web sites is no

- --------------------------------------------------------------------------------
longer important to their business. The Internet is a complex, heterogeneous network of communications networks with multiple operators and vendors supplying and managing the underlying infrastructure as well as connections to this infrastructure. Because the inherent complexity of the Internet currently causes significant quality of service problems for e-business companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies' web sites, demand for our services would likely decline.


It would be more difficult for us to deliver our services and therefore earn revenues if we cannot expand and manage our computer infrastructure successfully.

  We will need to continue to deploy a large number of measurement computers if we continue to experience an increase in our customer base or if we expand our operations and measurement capabilities on a worldwide basis. These computers are responsible for measuring the performance of web sites and collecting performance data and it is critical to our ability to deliver our services that they operate effectively. As of December 31, 2000, we were measuring the performance of 13,600 web site addresses for our customers. We are in the process of deploying additional measurement computers and upgrading the underlying infrastructure so that in the future we will be able to measure the performance of a greater number of web site addresses. With more measurement computers deployed and measurements conducted, we will need to monitor and maintain a larger and more geographically dispersed computer network, and manage an ever increasingly complex database, requiring us to devote significant additional resources for these tasks. In addition, if we experience increases in the number of our customers prior to deploying additional measurement computers, our existing infrastructure may not have the capacity to accommodate the additional customers. This could result in outages, interruptions or slower response times, any of which could impair our ability to retain and attract customers.


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

  The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our Internet performance measurement and diagnostic services, particularly in response to competitive offerings. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any

- --------------------------------------------------------------------------------
new Internet services as quickly as possible. The success of new services depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.


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

 .   quality of support and service; and

 .   company reputation.

- --------------------------------------------------------------------------------

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

  Ten customers accounted for approximately 33% of our total revenues for the quarter ended December 31, 2000. This concentration may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.


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

- --------------------------------------------------------------------------------

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

  We formed our professional services organization, now part of our KeyReadiness group, in January 1999. As a result, we have limited experience in delivering consulting services and we may not be able to successfully introduce additional consulting services. Consulting services represented approximately 4% of total revenues for the quarter ended December 31, 2000. We will also need to successfully market these services to potential customers. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include the consulting groups of "Big Five" accounting firms, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our general inexperience in delivering consulting services, we may not succeed in selling these services.


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

- --------------------------------------------------------------------------------

Our network infrastructure could be disrupted by a number of different occurrences, which could impair our ability to serve and retain existing customers or attract new customers.

  All data collected from our measurement computers are stored in and distributed from our operations center. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages caused by a severe shortage of electricity in California. If we experience outages at our operations center, we would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. We plan to develop a redundant system for computer-network and other services at an alternate site, and to provide our own source of long-term uninterruptible power.However, we do not currently have and may never develop a redundant system, and we only have a short-term power back-up capability. Various factors could cause us to not be able to ever develop such systems. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, causing a disruption in our services, this could impair our ability to retain existing customers or attract new customers.

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

  Individuals who attempt to breach our network security, such as hackers, could, if successful, misappropriate proprietary information or cause interruptions in our services. Although we have not yet experienced any breaches of our network security or sabotage, we might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We may not have a timely remedy against a hacker who is able to breach our network security. In addition to intentional security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.


Our measurement computers are located at sites, which we do not own or operate and it could be difficult for us to maintain or repair them if they do not function properly.

  Our measurement computers are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Although we operate these computers remotely from our San Mateo, California operations center, we do not own or operate the facilities, we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where are measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations. In addition, if our measurement computers were not functioning properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.


Others might bring infringement claims against us or our suppliers that could harm our business.

  In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We expect that we could become

- --------------------------------------------------------------------------------
subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management's attention from operating our company. If we become liable to others for infringing their intellectual property rights, we would be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, if at all.


As we expand our international activities, our business will be susceptible to additional risks associated with international operations.

  We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than 5% of our total revenues for the three months ended December 31, 2000. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

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

- --------------------------------------------------------------------------------

 .   the need to integrate or enhance the systems of an acquired business;

 .   failure to realize any of the anticipated benefits of the acquisition; and

 . use of substantial portions of our available cash to consummate the acquisition and operate the acquired business.


Item 3. Qualitative and Quantitative Disclosures about Market Risks.

Interest Rate Sensitivity. Our interest income and expense could be sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at December 31, 2000, the interest earned on those cash equivalents could increase or decrease by $2.0 million on an annualized basis. If market interest rates were to change immediately and uniformly by ten percent from levels at December 31, 2000, the interest paid on our existing long-term debt would not change significantly.

  Foreign Currency Fluctuations. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at December 31, 2000.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         We are not a party to any material legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits

         Not applicable.

(b)      Reports on Form 8-K

         We did not file any current reports on Form 8-K during the three months ended December 31, 2000.

- --------------------------------------------------------------------------------

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of February 2001.


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





- --------------------------------------------------------------------------------
                                                                      Page 26