Form 10-Q
period 2001-03-31
KEYNOTE SYSTEMS INC
filed 2001-05-15
CIK 1032761

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                Shares outstanding at April 30, 2001
          -----                --------------------------------------
Common Stock, $.001 par value                28,026,833

                             KEYNOTE SYSTEMS, INC.

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...............................................    2
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   11
Item 3. Quantitative and Qualitative Disclosures about Market Risk.........   29

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................   30
Item 2. Changes in Securities and Use of Proceeds..........................   30
Item 3. Defaults Upon Senior Securities....................................   30
Item 4. Submission of Matters for a Vote of Security Holders...............   30
Item 5. Other Information..................................................   30
Item 6. Exhibits and Reports on Form 8-K...................................   30
Signatures.................................................................   31


--------------------------------------------------------------------------------
                                                                          Page 1

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

        Index to Unaudited Condensed Consolidated Financial Statements

                                                                            Page
                                                                            ----
Condensed Consolidated Balance Sheets as of March 31, 2001 and
September 30, 2000........................................................     3

Condensed Consolidated Statements of Operations for the three and six
months ended March 31, 2001 and 2000 ......................................    4

Condensed Consolidated Statements of Cash Flows for the six months ended
March 31, 2001 and 2000 ..................................................     5

Notes to Condensed Consolidated Financial Statements.......................    6


--------------------------------------------------------------------------------

                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)
                                  (Unaudited)


                                            March 31, 2001    September 30, 2000
                                            --------------    ------------------
                  ASSETS
Current assets:
  Cash and cash equivalents..............      $256,109            $260,201
  Accounts receivable, net...............         9,376               8,211
  Prepaid and other current assets.......         2,621               1,569
                                               --------            --------
    Total current assets.................       268,106             269,981

Restricted cash..........................        85,000              85,000
Property and equipment, net..............        14,757               8,601
Goodwill and other intangible assets.....        36,104              44,075
Other assets.............................         1,524                 954
                                               --------            --------
    Total assets.........................      $405,491            $408,611
                                               ========            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable.......      $  1,173            $  1,191
  Current portion of capital lease
   obligation............................           148                 143
  Accounts payable.......................         2,488               1,642
  Accrued expenses.......................         8,363               7,797
  Deferred revenue.......................         4,172               4,967
                                               --------            --------
    Total current liabilities............        16,344              15,740

Notes payable, less current portion......           137                 684
Capital lease obligation, less current
 portion.................................            22                 107
                                               --------            --------
    Total liabilities....................        16,503              16,531

Commitments

Stockholders' equity:
  Common stock...........................            28                  28
  Treasury stock.........................        (1,326)                  -
  Additional paid-in capital.............       414,435             413,084
  Deferred compensation..................          (623)             (5,629)
  Accumulated deficit....................       (23,526)            (15,403)
                                               --------            --------
    Total stockholders' equity...........       388,988             392,080
                                               --------            --------
    Total liabilities and stockholders'
     equity..............................      $405,491            $408,611
                                               ========            ========


  See accompanying notes to the condensed consolidated financial statements.



--------------------------------------------------------------------------------

                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                                  Three months       Six months
                                                                 ended March 31,   ended March 31,
                                                                 ----------------  ----------------

                                                                  2001     2000     2001     2000
                                                                 -------  -------  -------  -------

Revenue:
 Subscription services........................................   $11,583  $ 6,871  $24,108  $11,450
 Consulting services..........................................       444      307      937      524
                                                                 -------  -------  -------  -------
   Total revenues.............................................    12,027    7,178   25,045   11,974
Operating Expenses:
 Cost of subscription services................................     3,120    2,182    6,254    4,248
 Cost of consulting services..................................       700      299    1,484      553
 Research and development.....................................     1,861    1,102    3,786    1,943
 Sales and marketing..........................................     5,647    4,080   11,468    6,808
 Operations...................................................     1,959    1,062    3,647    1,839
 General and administrative...................................     1,860    1,316    3,707    2,155
 Acquisition related charges and amortization of goodwill,
  intangibles, and stock-based compensation...................     5,755       85   13,231      171
                                                                 -------  -------  -------  -------
   Total operating expenses...................................    20,902   10,126   43,577   17,717
                                                                  ------  -------  -------  -------
   Loss from operations.......................................    (8,875)  (2,948) (18,532)  (5,743)
Interest income, net..........................................     5,282    2,507   10,709    3,266
                                                                 -------  -------  -------  -------
   Loss before income taxes...................................    (3,593)    (441)  (7,823)  (2,477)

Provision for income taxes....................................       100       -       300       -
                                                                 -------  -------  -------  -------

   Net loss...................................................   $(3,693) $  (441) $(8,123) $(2,477)
                                                                 =======  =======  =======  =======

Loss per share:
  Basic and diluted..........................................    $ (0.13) $ (0.02) $ (0.29) $ (0.11)
                                                                 =======  =======  =======  =======
Weighted average common shares outstanding used:
  Basic and diluted..........................................     27,673   24,295   27,630   23,539
                                                                 =======  =======  =======  =======

  See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                              Six Months
                                                            Ended March 31
                                                         ---------------------
                                                            2001       2000
                                                         ---------- ----------

Cash flows from operating activities:
  Net loss.............................................   $ (8,123)  $ (2,477)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization......................      2,783        947
    Amortization of goodwill and other intangible
     assets............................................      7,971        --
    Amortization of deferred compensation..............      5,006        171
    Changes in operating assets and liabilities:
      Accounts receivable..............................     (1,165)    (4,054)
      Prepaids and other assets........................     (1,622)      (992)
      Accounts payable and accrued expenses............      1,412      3,504
      Deferred revenue.................................       (795)     3,577
                                                         ---------- ----------
        Net cash provided by operating activities......      5,467        676
                                                         ---------- ----------
Cash flows used for investing activities:
  Purchases of property and equipment..................     (8,923)    (2,387)
                                                         ---------- ----------
Cash flows from financing activities:
  Repayments of notes payable and capital leases.......       (661)      (644)
  Proceeds from public offering, net of issuance
   costs...............................................        --     294,447
  Repayments of stockholder notes......................        --          90
  Issuance of common stock, net of issuance costs......      1,351        490
  Purchase of treasury stock...........................     (1,326)       --
                                                         ---------- ----------
        Net cash (used for) provided by financing
         activities....................................       (636)   294,383
                                                         ---------- ----------
Net (decrease)increase in cash and cash equivalents....     (4,092)   292,672
Cash and cash equivalents at beginning of the period...    260,201     64,647
                                                         ---------- ----------

Cash and cash equivalents at end of the period..........  $256,109   $357,319
                                                         ========== ==========


 See accompanying notes to the condensed consolidated financial statements.


--------------------------------------------------------------------------------

                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying interim unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at March 31, 2001, and the results of operations and cash flows for the interim periods ended March 31, 2001 and 2000.

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


(2)  Revenue Recognition

     Subscription services revenue consists of fees from subscriptions to the Company's Internet measurement monitoring and diagnostic services. The Company's subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. A portion of subscription revenues is invoiced monthly upon completion of the measurement services. We do not generally grant refunds during our three-month initial subscription term. All discounts granted during the initial term are netted against revenue. Revenue is not recognized during any free trial periods that we may offer to our customers. Revenue from consulting services is recognized as the services are performed, typically a period of one month. All of the revenue related to the Company's load-testing services is also included in consulting revenue. For consulting projects that span multiple months, the Company recognizes revenue on a percentage of completion basis.

     Cost of subscription revenues consists of connection fees to Internet service providers for bandwidth usage of the Company's computer measurement agents which are located around the world, depreciation, maintenance and other equipment charges related to the Company's measurement and data collection infrastructure. Cost of consulting services consists of compensation and other related costs of consulting personnel, all load-testing bandwidth costs and related infrastructure costs. Operations expenses consist primarily of compensation and related costs for management and technical support personnel, who manage and maintain the Company's field measurement and collection infrastructure and headquarters' data center and provide twenty-four by seven customer support.


(3)  Comprehensive Loss

     The Company has no components of other comprehensive loss for any period presented.

--------------------------------------------------------------------------------

(4)  Financial Instruments and Concentration of Risk

     The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and equipment notes payable approximates fair market value. Cash and cash equivalents, restricted cash and accounts receivable approximate fair market value due to their short-term nature. Equipment notes approximate fair market value as interest rates on these notes approximate market rates. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable.

     Credit risk is concentrated in North America. The Company performs ongoing collections efforts and continual monitoring of its customers' financial condition and, generally, requires no collateral from its customers. The Company has had write-offs of accounts receivable to date. Based on its historical amount of write-offs, the Company currently believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At March 31, 2001 and 2000, no one customer accounted for more than 10% of total accounts receivable. For the three and six months ended March 31, 2001, no one customer accounted for more than 10% of the Company's total revenues. For the three and six months ended March 31, 2000, one customer accounted for approximately 12% of total revenue.


(5)  Goodwill and Other Intangible Assets

     The excess of the purchase price for companies acquired over the fair value of the net assets acquired is classified as goodwill. Goodwill and other intangible assets are generally amortized on a straight-line basis over a three-year period.


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

     On June 2, 2000, the Company completed the acquisition of Velogic for 830,684 shares of the Company's common stock. The acquisition was valued at approximately $39.2 million in total. The acquisition was accounted for as a purchase business combination and resulted in $36.7 million of goodwill and $4.1 million of other intangible assets. As of March 31, 2001, the Company's stock price has declined by 78% in the aggregate since the valuation date of the shares issued in connection with the acquisition. As a result, the Company has begun a formal process to determine whether a decrease in the market price of its common stock and the resulting decline in its market capitalization is other than temporary, resulting in a potential impairment of the goodwill and other intangible assets related to this acquisition. This formal process will include a detailed analysis of estimated cash flows expected to be generated by the entity from future operations. This analysis is expected to be completed by June 2001. If, as a result of its detailed analysis and investigation, the Company determines that there has been an impairment of goodwill, this impairment will be recognized in the quarter ending June 30, 2001.

     On August 18, 2000, the Company completed the acquisition of Digital Content for $15 million in cash. The acquisition was accounted for as a purchase business combination and resulted in $5.2 million of goodwill and $3.1 million of other intangible assets. The Company has begun a formal process to determine whether the goodwill and other intangible assets related to this acquisition have been other than temporarily impaired. This formal process will include a detailed analysis of estimated cash flows expected to be generated by the entity from future operations.

--------------------------------------------------------------------------------

This analysis is expected to be completed by June 2001. If, as a result of its detailed analysis and investigation, the Company determines that there has been an impairment of goodwill, this impairment will be recognized in the quarter ending June 30, 2001.


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

     The following potentially dilutive common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                                   -----  -----
                                                                    2001   2000
                                                                   -----  -----
For the three and six months ended March 31:
 Shares issuable upon exercise of stock options..................  4,166  2,545
 Shares of restricted stock subject to repurchase................    177    452
 Shares issuable upon exercise of warrants to purchase common
     stock.......................................................    --       7


     The weighted-average exercise price per share of common stock subject to stock options was $30.53 as of March 31, 2001 and $27.09 as of March 31, 2000. The weighted-average repurchase price of restricted stock was $0.68 as of March 31, 2001 and $0.30 as of March 31, 2000.


(8)  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101. The Company must adopt SAB 101 no later than the fourth quarter of fiscal year 2001. The Company does not believe that the impact of this staff accounting bulletin, when adopted, will have a material effect on the financial position or results of operations of the Company.

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

--------------------------------------------------------------------------------

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


(10)  Acquisitions

      On June 2, 2000, the Company completed the acquisition of Velogic, Inc., a provider of load-testing services for e-businesses. The Velogic merger is intended to be a tax-free reorganization and is accounted for under the purchase method of accounting.

      In connection with the Velogic merger, the Company issued an aggregate of 830,684 shares of its common stock for all of the outstanding capital stock of Velogic and assumed all stock options and warrants of Velogic. The value of shares issued and stock options assumed (the purchase consideration) was approximately $39.2 million. In addition, if Velogic achieves certain revenue targets attributed to Velogic products and services in 2001, the Company will be obligated to issue to the former Velogic shareholders additional shares of Keynote common stock or cash having an aggregate value of up to approximately $3.9 million. The determination as to whether cash or stock will be paid, if performance targets are met, is at the sole discretion of the Company.

      The purchase consideration was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The primary purchase adjustments related to recording goodwill of approximately $36.7 million and other intangible assets of approximately $4.1 million. Goodwill and other intangible assets are being amortized on a straight-line basis over thirty-six months. Amortization of goodwill and other intangible assets related to the Velogic acquisition, for the three and six months ended March 31, 2001 was approximately $3.4 million and $6.8 million, respectively. The condensed consolidated statements of operations include activity of Velogic subsequent to the acquisition.

      On August 18, 2000, the Company completed the acquisition of Digital Content, L.L.C., a provider of website accessibility monitoring for e-businesses. The Digital Content merger is accounted for under the purchase method of accounting.

      The transaction was completed for $15 million in cash, plus up to an additional $10 million in cash to be paid if certain revenue target goals are met in the 12 months ended December 31, 2001. If Digital Content's revenues equal or exceed the revenue target goals in the twelve months ended December 31, 2001, $10 million in cash shall be distributed pro rata by the Company to the designated members, except those members who were employees of Digital Content on the agreement date, but who are no longer employees of Digital Content on the payment date, according to each Digital Content member's percentage of interest. Notwithstanding the previous sentence, in the event that Digital Content's revenues for the 12 months ended December 31, 2001 equal or exceed $4 million but less than $5 million, $5 million in cash shall be distributed pro rata by the Company to all of the members according to each Digital Content member's percentage interest.

      The purchase consideration was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The primary purchase adjustments related to recording goodwill of approximately $5.2 million and other intangible assets of approximately $3.1 million. A portion of the consideration for the Digital Content acquisition, in the amount of $6.4

--------------------------------------------------------------------------------
million is attributed to deferred compensation, and is being amortized over six months. The related amortization of approximately $1.6 million for the three months ended March 31, 2001, is recorded in the accompanying condensed consolidated statement of operations as acquisition-related charges. Goodwill and other intangible assets are being amortized on a straight-line basis over thirty-six months. Amortization of goodwill and other intangible assets related to the acquisition, for the three and six months ended March 31, 2001 was approximately $2.3 million and $6.2 million, respectively. The condensed consolidated statements of operations include activity of Digital Content subsequent to the acquisition.

      Acquisition-related charges and amortization of goodwill and other intangibles and stock based compensation of approximately $5.8 million recorded in the condensed consolidated statement of operations for the three months ended March 31, 2001,includes acquisition related charges of approximately $1.6 million, amortization of goodwill and other intangibles of approximately $4.1 million and amortization of stock-based compensation of $85,000.

      The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the three and six months ended March 31, 2001, and 2000, assuming Velogic and Digital Content had been acquired on October 1, 1999, (in thousands, except per share data):

                                                       2001       2000
                                                      ------     -----
For the three months ended March 31:
 Revenues.........................................    $12,027   $  7,498
 Net loss.........................................     (2,075)    (8,927)
 Basic and diluted net loss per share.............      (0.07)     (0.36)
 Shares used in pro-forma per share computation...     27,673     25,126

For the six months ended March 31:
 Revenues.........................................    $25,045   $ 12,481
 Net loss.........................................     (3,288)   (19,007)
 Basic and diluted net loss per share.............      (0.12)     (0.78)
 Shares used in pro-forma per share computation...     27,630     24,370


(11)  Lease Commitments

      The Company leases its facilities and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into capital leases. On July 11, 2000, the Company entered into a lease agreement for an 188,000 square foot office building in San Mateo, California, which the Company began occupying in March 2001. Payments under this operating lease are based on LIBOR. The rates charged are based on 30 day to 180 day labor contracts. To collateralize this obligation, $85.0 million has been deposited in an interest-bearing escrow account and is included in the balance sheet as restricted cash at March 31, 2001.

     Because of a dramatic decline in lease rates and the increase in available lease space in the San Francisco Bay Area commercial real estate market, the Company is currently reviewing its operating lease with respect to its headquarters building. The Company is exploring various alternatives and expect that an analysis will be completed by June 2001. As a result of its analysis and investigation, the Company may take certain business actions with regards to the structure of the lease of this building which may result in significant charges which would be recognized in the quarter ending June 30, 2001.

--------------------------------------------------------------------------------

     At March 31, 2001, future minimum payments under the leases, net of sub lease income, are as follows:

Year ending March 31:                                (In Thousands)
                                                  Operating   Capital
                                                  ---------   -------
2002...........................................    $  4,511      $145
2003...........................................       6,103        33
2004...........................................       6,103        --
2005...........................................       6,103        --
Thereafter.....................................      86,827        --
                                                   --------      ----
Total minimum lease payments...................    $109,647      $178
                                                   ========      ====
Less amount representing interest..............                    (8)
                                                                 ----
Present value of minimum lease payments........                   170
Current portion of capital lease obligation....                   148
                                                                 ----
Capital lease obligation, less current portion.                  $ 22
                                                                 ====

(12)  Subsequent Events

      In April 2001, the Company reduced its workforce by approximately 13%, based on its staffing level of 280 employees as of March 31, 2001, to better match costs with forecasted near-term revenues. The reduction in workforce will result in approximately $300,000 of severance costs, which the Company will record in the quarter ending June 30, 2001.

      In April 2001, the Company's board of directors approved a voluntary stock option exchange program. The program, offered in April and May 2001, provided the Company's employees (other than its Chief Executive Officer, executive officers who report to the Chief Executive Officer, directors and non-exempt employees) the opportunity to cancel certain stock options granted on or after September 24, 1999, with exercise prices below the current market value of Keynote stock, in exchange for new options to be granted on or after November 9, 2001 at the then fair market value of the Company's common stock. Options to purchase approximately 2.0 million shares were eligible for the exchange program. The Company cancelled options to purchase approximately 1.2 million shares, and will grant new options to purchase approximately 1.2 million shares on or after November 9, 2001.


ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following information in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

      Except for historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words "expect," "anticipate," "intend," "believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in our annual report on Form 10-K for the fiscal year ended September 30, 2000, under the section

--------------------------------------------------------------------------------

"Management's Discussion and Analysis of Financial Condition and
Results of Operations--Factors That May Impact Future Operating Results" and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our annual report on Form 10-K, which was filed on December 29, 2000, and the quarterly reports on Form 10-Q or current reports on Form 8-K that we will file in 2001. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


Overview

     Keynote provides Internet performance measurement, diagnostic and consulting services to companies that operate electronic business, or e-business, web sites. Our benchmarking and performance management services are designed to enable our customers to improve the quality of service of their e-business web sites around the world.

     We derive and expect to continue to derive our revenues from the sale of our Web performance benchmarking and Web performance management services. Our Perspective services, together with our Red Alert and monitoring and alarm service, are subscription-based services that our customers purchase for an initial three-month term and then may renew their subscription on an annual, semi-annual or month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, and the frequency of the measurements, the additional features ordered, and the type of service. We offer our consulting services on a per engagement basis.

     Subscription services revenue consists of fees from subscriptions to our Internet measurement monitoring and diagnostic services. Our subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. A portion of subscription revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on our balance sheet. As of March 31, 2001, we had recorded approximately $4.2 million of deferred revenue. Revenues from our consulting services are recognized as the services are performed; a typical project lasts one month. For longer consulting projects, we recognize revenue on a percentage-of-completion basis.

     For the quarter ended March 31, 2001, 10 customers accounted for approximately 29% of our total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.


Results of Operations
Three and Six Months Ended March 31, 2001 and 2000


Revenues                                           2001        2000     % Change
                                                  ------      ------    --------
                                                     (in thousands)
For the three months ended March 31:
 Subscription services.......................    $11,583      $ 6,871         69%
 Consulting services........,................    $   444      $   307         45%

For the six months ended March 31:
 Subscription services.......................    $24,108      $11,450        111%
 Consulting services.........................    $   937      $   524         79%


--------------------------------------------------------------------------------

     Subscription Services. Revenues from subscription services increased approximately $4.7 million, or 69%, for the three months ended March 31, 2001, as compared to the same period in 2000. Revenues from subscription services also increased approximately $12.7 million, or 111%, during the six months period ended March 31, 2001, as compared to the same period in 2000. Subscription services represented 96% of total revenues for each of the three months and six months periods ended March 31, 2001 and March 31, 2000. The increase in revenue was attributable to the increase in the number of new customers, the increase in services purchased by existing customers and the introduction of additional services during the year. We do not distinguish between revenues generated by new customers and revenues generated by existing customers. For the three and six months ended March 31, 2001 no single customer accounted for more than 10% of total revenues. However, for the three and six months ended March 31, 2000, one customer accounted for more than 10% of total revenues.

     Consulting Services.  Revenues from consulting services increased
$137,000, or 45%, for the three months ended March 31, 2001, as compared to the same period in 2000. Revenues from consulting services also increased $413,000, or 79%, during the six months ended March 31, 2001, as compared to 2000. We did not have revenues from our KeyReadiness load-testing service in the quarter ended March 31, 2000, because we started offering our load testing services in July 2000.

     Revenue from these services will continue to be included in consulting services. Although consulting revenues have not been significant to date, we believe that consulting revenues may account for a greater portion of revenue in the future as we introduce additional services and increase the customer base.

 Expenses:

 Cost of Consulting and Subscription Services

                                                     2001      2000   % Change
                                                    ------    ------  --------
                                                     (In thousands)
 For the three months ended March 31:
  Cost of subscription services.................    $3,120    $2,182     43%
  Cost of consulting services...................    $  700    $  299    134%

 For the six months ended March 31:
  Cost of subscription services.................    $6,254    $4,248     47%
  Cost of consulting services...................    $1,484    $  553    168%


     Cost of Subscription Services. Cost of subscription services consists of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Cost of subscription services increased $938,000, or 43% during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. Cost of subscription services increased approximately $2.0 million, or 47% for the six months ended March 31, 2001, as compared to 2000. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and additional depreciation and equipment charges. In addition, we continued to increase measurement capacity and bandwidth at our existing locations, and expand our measurement infrastructure. Cost of subscription services was 27% of subscription service revenue in the quarter ended March 31, 2001, as compared to 32% in the quarter ended March 31, 2000. Cost of subscription services was 26% of subscription service revenue in the six months ended March 31, 2001, as compared to 37% in the six months ended March 31, 2000. The decrease in the cost of subscription services as a percentage of subscription revenue resulted from a decline in band-width costs as a percentage of total subscription costs. This improvement in subscription margins is a result of the declining unit costs of band-width as volume increases.

--------------------------------------------------------------------------------

     Cost of Consulting Services. Cost of consulting services consists of compensation expenses for consulting personnel and related costs and all load-testing bandwidth costs and related infrastructure costs. Cost of consulting services increased $401,000, or 134% during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. Cost of subscription services increased $931,000, or 168% for the six months ended March 31, 2001, as compared to 2000. Cost of consulting services exceeded consulting services revenue in the quarter ended March 31, 2001, and the six months ended March 31, 2001 and 2000 because of the increase in costs associated with our professional services group combined with lower revenues generated by this group. Cost of consulting services also includes network infrastructure costs associated with our load-testing service. We expect that the cost of consulting services as a percentage of consulting services revenues will be greater than the cost of subscription services as a percentage of subscription services revenues.


 Research and Development

                                                          2001   2000   % Change
                                                         ------ ------  --------
                                                         (In thousands)

 For the three months ended March 31:
  Research and development.............................. $1,861 $1,102     69%
 For the six months ended March 31:
  Research and development.............................. $3,786 $1,943     95%

     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased $759,000 or 69% during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. Research and development expenses increased approximately $1.8 million, or 95% for the six months ended March 31, 2001, as compared to 2000. Research and development expenses increased from the second quarter of fiscal 2000 to the second quarter of fiscal 2001 due to the increase in software engineers, project management and quality assurance personnel. To date, all research and development expenses have been expensed as incurred. We anticipate that research and development expenses will decline in the quarter ended June 30, 2001 as a result of our recent reduction in workforce. However, we anticipate that research and development expenses will grow in subsequent quarters due to the expected increases in occupancy costs associated with our new building and other normal recurring compensation related increases.


 Sales and Marketing

                                                          2001   2000   % Change
                                                         ------ -----   --------
                                                         (In thousands)

 For the three months ended March 31:
  Sales and marketing.................................   $5,647 $4,080    38%
 For the six months ended March 31:
  Sales and marketing.................................  $11,468 $6,808    68%


     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased approximately $1.6 million or 38% during the quarter ended March 31, 2001, as

--------------------------------------------------------------------------------
compared to the quarter ended March 31, 2000. Sales and marketing expenses increased approximately $4.7 million, or 68% for the six months ended March 31, 2001, as compared to 2000. The increase in sales and marketing expenses is due to our investment in additional personnel in our sales and marketing organization and marketing programs. It also includes salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers. We anticipate that sales and marketing expenses will decline in the quarter ended June 30, 2001 as a result of our recent reduction in workforce. However, we anticipate that sales and marketing expenses will grow in subsequent quarters due to the expected increases in occupancy costs associated with our new building and other normal recurring compensation related increases.


 Operations
                                                   2001    2000    % Change
                                                  ------  ------   --------
                                                  (In thousands)

 For the three months ended March 31:
  Operations.................................     $1,959   $1,062     84%

 For the six months ended March 31:
  Operations.................................     $3,647   $1,839     98%


     Operations expenses consist primarily of compensation and related costs for management and technical support personnel, who manage and maintain our field measurement and collection infrastructure, headquarters data center and provide twenty-four by seven customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $897,000 or 84% during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. Operations expenses increased approximately $1.8 million, or 98% for the six months ended March 31, 2001, as compared to 2000. The increase in operations expenses was primarily related to the hiring of personnel to manage and support our larger customer base. We anticipate that operations expenses will decline in the quarter ended June 30, 2001 as a result of our recent reduction in workforce. However, we anticipate that operations expenses will grow in subsequent quarters due to the expected increases in occupancy costs associated with our new building and other normal recurring compensation related increases.


 General and Administrative

                                                   2001    2000    % Change
                                                  ------  ------   --------
                                                  (In thousands)
 For the three months ended March 31:
  General and administrative.................     $1,860  $1,316      41%

 For the six months ended March 31:
  General and administrative.................     $3,706  $2,155      72%


     General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. Our general and administrative expenses increased $544,000 or 41% during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. General and administrative expenses increased approximately $1.6 million, or 72% for the six months ended March 31, 2001, as compared to 2000. The increase in our general and administrative expenses was primarily related to hiring additional employees to support the growth of our business, as well as increases in costs associated with being a public company. We anticipate that general and administrative expenses will decline in the quarter ended June 30, 2001 as a result of our recent reduction in workforce. However, we anticipate that general and administrative expenses will grow in subsequent quarters due to the expected

--------------------------------------------------------------------------------
increases in occupancy costs associated with our new building and other normal recurring compensation related increases.


Acquisition Related Charges and Amortization of Goodwill, Intangible Assets, and Stock-Based Compensation.
                                                   2001     2000     % Change
                                                  ------   ------    --------
                                                   (In thousands)

 For the three months ended March 31:
  Amortization of Acquisition Related Charges
     and Amortization of Goodwill, Intangible
     Assets, and Stock-Based Compensation......   $ 5,755    $ 85       6670%

 For the six months ended March 31:
  Amortization of Acquisition Related Charges
     and Amortization of Goodwill, Intangible
  Assets, and Stock-Based compensation.........   $13,231    $171       7637%


     In connection with the purchase of Velogic in June 2000 and Digital Content in August 2000, we recorded approximately $49.1 million in goodwill and other intangible assets, and the unamortized portion is included in goodwill and other intangible assets on our balance sheet. For the quarter ended March 31, 2001, we recorded approximately $4.1 million in amortization of goodwill and other intangible assets. We expect the amortization for fiscal 2001, excluding any other acquisitions, to be approximately $16.8 million. Goodwill and other intangible assets are being amortized over 36 months. A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million is attributed to deferred compensation, and has been amortized over the six months ended March 31, 2001. For the quarter ended March 31, 2001, we expensed acquisition-related charges of approximately $1.6 million representing amortization of this deferred compensation. The amortization of deferred compensation related to the Digital Content acquisition for fiscal 2001 is $4.8 million. This deferred compensation is fully amortized as of March 31, 2001.

     We have begun a formal process to determine whether the goodwill and other intangible assets related to the acquisition of Velogic and Digital Content have been other than temporarily impaired. This formal process will include a detailed analysis of estimated cash flows expected to be generated by the entity from future operations. This analysis is expected to be complete by June 2001. If, as a result of its detailed analysis and investigation, we determine that there has been an impairment of goodwill, this impairment will be recognized in the quarter ending June 30, 2001.

     Some options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense in the amount of $85,000 for the three months ended March 31, 2001 and 2000, and had an aggregate of $623,000 and approximately $1.0 million included in deferred compensation remaining to be amortized as of March 31, 2001 and 2000, respectively. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

--------------------------------------------------------------------------------

Interest Income, Net

                                                         2001   2000   % Change
                                                       ------- ------  --------
                                                        (In thousands)

 For the three months ended March 31:
  Interest income, net......................           $ 5,282 $2,507    111%

 For the six months ended March 31:
  Interest income, net......................           $10,709 $3,266    228%


     Net interest income increased approximately $2.8 million, or 111% during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. Net interest income increased approximately $7.4 million, or 228% for the six months ended March 31, 2001, as compared to 2000. The increase was primarily due to interest income from our increase in cash and cash equivalents and restricted cash resulting from the proceeds we received in September 1999 and October 1999 from our initial public offering and in February 2000 from our subsequent public offering. We expect that net interest income will decline during 2001 due to a general decline in interest rates and the amount of interest that is earned on our cash, cash equivalents and restricted cash.


Provision for Income Taxes

     A provision for federal and state income taxes of $100,000 and $300,000 has been recorded for the three and six months ended March 31, 2001, principally for alternative minimum tax.

     No provision for federal and state income taxes has been recorded for the three and six months ended March 31, 2000, because we had experienced net losses through that date.


Liquidity and Capital Resources

     Since our inception, we have funded our operations primarily through sales of our equity securities. Prior to our initial public offering, in September 1999, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In September and October 1999, we raised $56.7 million, net of issuance costs, in connection with our initial public offering. In a subsequent public offering in February 2000, we raised $286.3 million, net of issuance costs. In addition, we financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at March 31, 2001 for these loans and leases was approximately $1.5 million. At March 31, 2001, we had approximately $256.1 million in cash and cash equivalents plus $85 million in restricted cash.

     Net cash provided by operating activities was approximately $5.5 million in the six months ended March 31, 2001. Net cash provided by operating activities was primarily the result of income from operations before deduction of depreciation and amortization of property and equipment and amortization of goodwill, intangible assets, and deferred compensation. The increase was partially offset by an increase in accounts receivable due to an increase in the days receivable outstanding and an increase in prepaids and other assets, due mainly to an increase in interest receivable. Net cash provided by operating activities was $676,000 in the six months ended March 31, 2000. Net cash provided by operating activities was primarily the result of an increase in deferred revenue and accounts payable and accrued expenses, which was partially offset by an increase in accounts receivable and our net operating loss.

     Our investing activities represent purchases of property and equipment. Capital expenditures totaled approximately $8.9 million in the six months ended March 31, 2001 and approximately $2.4 million in the six months ended March 31, 2000. Capital expenditures increased during fiscal 2001 primarily due to costs associated with the upgrade and preparation of our new corporate headquarters for

--------------------------------------------------------------------------------
occupancy, costs associated with the enhancement of our business systems, and growth in our network and infrastructure.

     Net cash used for financing activities was $636,000 in the six months ended March 31, 2001, primarily as a result of repayments of notes in the amount of $661,000. Our financing activities provided approximately $294.4 million in the six months ended March 31, 2000, including $7.8 million, net of issuance costs, in October 1999, from the exercise of the underwriter over-allotment option from our initial public offering and $286.3 million, net of issuance costs from our subsequent public offering in February 2000. In March 2001, we spent approximately $1.3 million to repurchase 103,300 shares of our stock in the open market.

     As of March 31, 2001, our principal commitments consisted of approximately $111.1 million related to loans and lease obligations. We have granted a security interest in substantially all of our assets to secure these loans and leases. The interest rates on our loans and leases range from 5.6% to 10.25% per year. Our commitments include approximately $110.0 million in future lease payments for our headquarters facility. We have $85.0 million of restricted cash that is invested and provides collateral for the lease transaction. The lease agreement provides a balloon payment which is due and payable in June 2005. In addition, rental expenses have been approximately $6.0 million on an annual basis but are expected to decline due to a general decline in LIBOR. Because of a dramatic decline in lease rates and the increase in available lease space in the San Francisco Bay Area commercial real estate market, we are currently reviewing our operating lease with respect to our headquarters building. We are exploring various alternatives and we expect that an analysis will be completed by June 2001. As a result of our detailed analysis and investigation, we may take certain business actions with regards to the structure of the lease of this building which may result in significant charges which would be recognized in the quarter ending June 30, 2001.

     Because we expect to continue to increase the number of our measurement computers and increase their measurement capacity, we expect that we will make additional capital expenditures to purchase this equipment. We anticipate that through the end of fiscal 2001 that we will also make additional capital expenditures related to upgrading and preparing the headquarters facility for occupancy. A significant part of the upgrades to the facility are related to providing backup electrical generation capability due to the inability to secure uninterrupted sources of electric power in California.

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

--------------------------------------------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 by one year. SFAS 133 was further amended by Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which was issued in June 2000. We adopted SFAS 133 on October 1, 2000. Adoption of this statement did not have a material effect on our financial position or results of operations since, to date, our investments in derivative instruments have not been significant and we have not engaged in any hedging activities.


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

     .   We introduced our Transaction Perspective service in April 1999, our
           Website Perspective--Consumer Edition service in December 1999, and the most recent edition of our Website Perspective--Business Edition service in June 2000.

     .   In June 2000, we acquired Velogic, Inc., and in July 2000, we introduced our KeyReadiness load-testing service.

     .   In August 2000, we acquired Digital Content, L.L.C., and introduced our
           Red Alert service.

     .   We recently introduced our Streaming Perspective service in October
           2000, and our Custom Perspective service in November 2000, and,

     .   We recently introduced our SLA Perspective service in February 2001.


     The revenue and income potential of our current business and services and the related market are unproven. In addition, because of our limited operating history and because the market for Web performance benchmarking and Web performance management services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. Before investing, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets such as Web performance benchmarking and Web performance management services.


We have incurred losses, we expect to incur future losses and we may never achieve profitability.

     We have experienced operating losses in each quarterly and annual period since inception and we expect to incur operating losses in the future. We incurred net losses of approximately $3.7 million for the quarter ended
March 31, 2001, and, as of March 31, 2001, we had an accumulated deficit of approximately $23.5 million. In addition, we expect to incur significant non-cash charges relating to the amortization of goodwill and other intangible assets in connection with our acquisitions of Velogic and Digital Content. We have begun a detailed analysis to

--------------------------------------------------------------------------------
determine whether the goodwill and other intangible assets related to the acquisition of Velogic and Digital Content as well as the value of our new building have been other than temporarily impaired. If, as a result of our detailed analysis and investigation, we determine that there has been an impairment of goodwill, this impairment will be recognized in the quarter ending June 30, 2001.

     We believe that our operating expenses will continue to increase as we grow our business. As a result, we will need to increase our revenues to achieve and then maintain profitability, as reported in our financial statements. We may continue our recent trend of reporting sequential quarterly reductions in revenue and may never be able to regain our historic revenue growth rates.


The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

     We depend on achieving high customer renewal rates for our revenues. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services. Furthermore, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates. Our customer renewal rates may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations. Further, because of the relatively small size of initial orders, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to recent uncertain economic conditions. During the quarter ended March 31, 2001, we experienced a reduction in revenue from Internet service provider customers, e-commerce and other Internet businesses. We also experienced an increase in cancellations and nonrenewals. If we continue to experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us, our business would continue to be adversely affected.

     To date, initial sales of our services and subsequent customer follow-up have been primarily conducted by telephone. A few customers have, in the past, expressed a preference for more personal, face-to-face interaction with their Keynote salesperson. Although we have formed a major accounts sales organization in January 2000, this team is new and may not be successful in providing the level of customer service required to satisfy the needs of our larger customer accounts. Dissatisfaction by a customer with the nature or quality of our services could lead that customer to elect not to renew its subscription to our services. If we continue to experience cancellations and/or reductions in service, our revenues could continue to decline unless we are able to obtain additional customers or sources of revenues, sufficient to replace lost revenues.


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

     .   the amount and timing in any reductions by our customers in their usage of our service offerings;

     .   charges relating to goodwill and other intangibles from our recent acquisitions or any future acquisitions;

--------------------------------------------------------------------------------

     .   our ability to increase the number of web sites we measure for our existing customers in a particular quarter;

     .   our ability to attract new customers in a particular quarter;

     .   the amount and timing of operating costs and capital expenditures relating to expansion of our operations infrastructure, including our planned international expansion;

     .   the amount and timing of professional services revenues; and

     .   expenses related to our recent reduction in workforce.


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

     Because our business is based on providing web performance benchmarking and web performance management services, the Internet must be widely adopted, in a timely manner, as a means of electronic commerce, or e-business, and communications. Because e-business and communications over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

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

     Sales of our Perspective services, primarily Website Perspective--Business Edition, have historically generated a substantial majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our Website Perspective--Business Edition in addition to our other Keynote Perspective services. Therefore, we believe that initial sales and renewals of our Keynote Perspective services will account for a substantial portion of our revenues for the immediate future. A decline in the price of, or fluctuation in the demand for, Keynote Perspective services, or our inability to maintain or increase sales, would cause our revenues to decline.

--------------------------------------------------------------------------------

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

     The demand for our web performance benchmarking and web performance management services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that measuring and evaluating the performance of their web sites is no longer important to their business. The Internet is a complex, heterogeneous network of communications networks with multiple operators and vendors supplying and managing the underlying infrastructure as well as connections to this infrastructure. Because the inherent complexity of the Internet currently causes significant quality of service problems for e-business companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies' web sites, demand for our services would likely decline.


It would be more difficult for us to deliver our services and therefore earn revenues if we cannot expand and manage our computer infrastructure successfully.

     We will need to continue to deploy a large number of measurement computers if we continue to experience an increase in our customer base or if we expand our operations and measurement capabilities on a worldwide basis. These computers are responsible for measuring the performance of web sites and collecting performance data and it is critical to our ability to deliver our services that they operate effectively. As of March 31, 2001, we were measuring the performance of approximately 13,000 web site addresses for our customers. We are in the process of deploying additional measurement computers and upgrading the underlying infrastructure so that in the future we will be able to measure the performance of a greater number of web site addresses. With more measurement computers deployed and measurements conducted, we will need to monitor and maintain a larger and more geographically dispersed computer network, and manage an ever increasingly complex database, requiring us to devote significant additional resources for these tasks. In addition, if we experience increases in the number of our customers prior to deploying additional measurement computers, our existing infrastructure may not have the capacity to accommodate the additional customers. This could result in outages, interruptions or slower response times, any of which could impair our ability to retain and attract customers.


The inability of our services to perform properly could result in loss of or delay in revenues, injury to our reputation or other harm to our business.

     Services as complex as those we offer may not perform as we expect. We have given credits to customers as a result of past problems with our service, though we do not believe that any customers failed to renew their subscription to our services due to these problems. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or

--------------------------------------------------------------------------------
delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs.

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

     The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our web performance benchmarking and web performance management services, particularly in response to competitive offerings. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new Internet services as quickly as possible. The success of new services depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.


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

     The market for web performance benchmarking and web performance management services is relatively new and rapidly evolving. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services. For example, Mercury Interactive offers a service that competes with our Transaction Perspective service, and Gomez Advisors and Service Metrics, a unit of Exodus Communications, offer services similar to our Website Perspective-Business Edition and Transaction Perspective services. In addition, with respect to our KeyReadiness load-testing service, we compete with companies that offer load-testing software, such as Segue Software, or that offer both load-testing software and services, such as Mercury Interactive. With respect to our Red Alert monitoring service, we face competition from software companies such as Freshwater Software. While we believe these services are not as comprehensive as ours, customers could still choose to use these less comprehensive services or these companies could enhance their services to offer all of the features we offer.

--------------------------------------------------------------------------------

     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking and web performance management, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, and free services that measure web site availability, including the WebSite Garage unit of Netscape, NetMechanic and Internet Weather Report, a unit of MIDS Matrix IQ Service. In addition, companies that sell network management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview and IBM's Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

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

     Ten customers accounted for approximately 29% of our total revenues for the quarter ended March 31, 2001. This concentration may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

--------------------------------------------------------------------------------

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

     We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. In April 2001, we reduced our workforce by approximately 13%, based on our staffing level as of March 31, 2001. Although a number of other technology companies have also implemented workforce reductions, there remains substantial competition for highly skilled employees with experience in the Internet industry, a complex industry that requires a unique knowledge base. In addition, there is significant competition for qualified employees in the Internet industry. Umang Gupta, our chief executive officer, is our only key employee with whom we have entered into an employment agreement. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time.

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


Our recent personnel reduction may seriously harm our business.

     In connection with our efforts to streamline our operations and reduce costs, we recently restructured our organization with headcount reductions of approximately 13%, based on our staffing level as of March 31, 2001. There will be significant costs associated with this personnel reduction related to severance and other employee-related costs. As a result of these reductions, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. The personnel reduction may reduce employee morale and create concern among existing employees about job security, which would lead to increased

--------------------------------------------------------------------------------
turnover. Further, this reduction in workforce may subject us to the risk of litigation.


If the market does not accept our professional services, our results of operations could be harmed.

     We formed our professional services organization, now part of our KeyReadiness group, in January 1999. As a result, we have limited experience in delivering consulting services and we may not be able to successfully introduce additional consulting services. Consulting services represented approximately 4% of total revenues for the quarter ended March 31, 2001. We will also need to successfully market these services to potential customers. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include the consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our general inexperience in delivering consulting services, we may not succeed in selling these services.


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

     All data collected from our measurement computers are stored in and distributed from our operations center. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages resulting from a severe shortage of electricity in California. If we experience outages at our operations center, we would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. We plan to develop a redundant system for computer-network and other services at an alternate site, and to provide our own source of long-term uninterruptible power. However, we do not currently have and may never develop a redundant system, and we only have a short-term power back-up capability. Various factors

--------------------------------------------------------------------------------
could cause us to not be able to ever develop such systems. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, causing a disruption in our services, this could impair our ability to retain existing customers or attract new customers.

     In addition, we are constructing a new data center at our new corporate headquarters in San Mateo, California, and expect this to be operational by the fourth quarter of fiscal 2001. If the transition to the new data center results in data not being collected and retained or if access to the data by our customers is limited or unavailable, our revenue would be severely effected and our business would be harmed.

     If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, the last of which occurred over a year ago. The outages that we have experienced have lasted no more than a few hours. These outages have been caused by a variety of factors including operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility's being inadequately equipped to house our operations center. Although we do not believe we have lost any customers due to these prior outages, any outage for any period of time could cause us to lose customers.

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


We rely on a continuous power supply to conduct our business, and California's current energy crisis could disrupt our operations and increase our expenses.

     We collect and store performance data at our data center located in California, which is currently experiencing an extreme shortage of electricity. When electrical power reserves for the State of California fall below specified levels, California has, in the past, implemented, and may in the future continue to implement, rolling blackouts of electrical service throughout the state. Although we currently have battery powered back-up capacity, if the blackouts extend for periods extending beyond the levels of our battery powered back-up, we would be temporarily unable to continue operations at our
facilities.   We would not be able to receive data from our measurement
computers and we would not be able to deliver our services to our customers.
Our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply or that of our hosting provider. Any interruption of our electrical power could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.


     Furthermore, prices for electricity have increased dramatically over the past year. If prices continue to increase, our operating expenses will likely increase, as our principal facilities are located in California.


Our measurement computers are located at sites, which we do not own or operate and it could be difficult for us to maintain or repair them if they do not function properly.

--------------------------------------------------------------------------------

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

     We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were less than 6% of our total revenues for the three months ended March 31, 2001. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

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

     The Internet may not be used as widely in other countries and the adoption of

--------------------------------------------------------------------------------
e-business may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our services to customers in markets outside the United States.


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


Our operating results could be harmed if we are unable to sublease a major portion of the space in our new corporate headquarters building.

     We expect that, beginning in August 2001, we will need to sublease one half of the space in our new corporate headquarters building to a third party. We may be unable to lease all or a part of the available space and, if it is leased, we may not receive sufficiently high rental rates to cover our costs in connection with leasing space in the building.


Item 3. Qualitative and Quantitative Disclosures about Market Risks.

Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at March 31, 2001, the interest earned on those cash equivalents could increase or decrease by approximately $2.0 million on an annualized basis. If market interest rates were to change immediately and uniformly by ten percent from levels at March 31, 2001, the interest paid on our existing long-term debt would not change significantly.

Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at March 31, 2001. We do not enter into derivative transactions for trading or speculative purposes.

--------------------------------------------------------------------------------

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


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits


         Exhibit No.      Exhibit Title
         10.01            Loan and Security Agreement, dated January 3, 2001,
                          between the Company and Donald J. Aoki.

(b)      Reports on Form 8-K

     We did not file any current reports on Form 8-K during the three months ended March 31, 2001.


--------------------------------------------------------------------------------

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of May 2001.


                           KEYNOTE SYSTEMS, INC.

                           By: /s/ Umang Gupta
                               -------------------------------------------
                               Umang Gupta
                               Chairman of the Board and Chief Executive
                               Officer (Principal Executive Officer)

                           By: /s/ John J. Flavio
                               --------------------------------------------
                               John J. Flavio
                               Chief Financial Officer (Principal Financial
                               Officer and Principal Accounting Officer)

--------------------------------------------------------------------------------