Form 10-Q
period 2001-06-30
KEYNOTE SYSTEMS INC
filed 2001-08-14
CIK 1032761

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 000-27241


                             Keynote Systems, Inc.
                             ---------------------
            (Exact name of registrant as specified in its charter)

                     DELAWARE                            94-3226488
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

              777 Mariners Island Boulevard, San Mateo, CA 94404
          (Address of principal executive offices)       (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                       Shares outstanding at July 31, 2001
         -----                       -----------------------------------

Common Stock, $.001 par value                     28,082,592

                             KEYNOTE SYSTEMS, INC.

                               TABLE OF CONTENTS

                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.                                                3
Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  13

Item 3. Quantitative and Qualitative Disclosures about Market Risk........  28

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  28
Item 2. Changes in Securities and Use of Proceeds.........................  28
Item 3. Defaults Upon Senior Securities...................................  28
Item 4. Submission of Matters for a Vote of Security Holders..............  28
Item 5. Other Information.................................................  28
Item 6. Exhibits and Reports on Form 8-K..................................  28
Signatures................................................................  29

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

Index to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2001 and
September 30, 2000.........................................................  4

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and 2000........................................  5

Condensed Consolidated Statements of Cash Flows for the nine months ended
June 30, 2001 and 2000.....................................................  6

Notes to Condensed Consolidated Financial Statements.......................  7

                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)
                                  (Unaudited)

                                                                             June 30, 2001      September 30, 2000
                                                                             -------------      ------------------
                                  ASSETS
Current assets:
   Cash and cash equivalents...............................................       $ 59,797             $260,201
   Short-term Investments .................................................        195,668                   --
                                                                                  --------             --------
     Total Cash, Cash Equivalents, and Short-Term Investments..............        255,465             $260,201

   Accounts receivable, net................................................          7,986                8,211
   Prepaid and other current assets........................................          2,893                1,569
                                                                                  --------             --------

     Total current assets..................................................        266,344              269,981

Restricted cash............................................................         85,000               85,000
Property and equipment, net................................................         15,149                8,601
Goodwill and other intangible assets.......................................          1,513               44,075
Other assets...............................................................            782                  954
                                                                                  --------             --------

     Total assets..........................................................       $368,788             $408,611
                                                                                  ========             ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable........................................       $    985             $  1,191
   Current portion of capital lease obligation.............................            144                  143
   Accounts payable........................................................          1,023                1,642
   Accrued expenses........................................................          8,976                7,797
   Deferred revenue........................................................          3,832                4,967
                                                                                  --------             --------

     Total current liabilities.............................................         14,960               15,740

Notes payable, less current portion........................................             32                  684
Capital lease obligation, less current portion.............................              -                  107
                                                                                  --------             --------

     Total liabilities.....................................................         14,992               16,531
                                                                                  --------             --------

Commitments

Stockholders' equity:
   Common stock............................................................             28                   28
   Treasury stock..........................................................            (63)                   -
   Additional paid-in capital..............................................        413,367              413,084
   Deferred compensation...................................................           (538)              (5,629)
   Accumulated other comprehensive loss, net of tax........................         (1,024)                 ---
   Accumulated deficit.....................................................        (57,974)             (15,403)
                                                                                  --------             --------

     Total stockholders' equity............................................        353,796              392,080
                                                                                  --------             --------

     Total liabilities and stockholders' equity............................       $368,788             $408,611
                                                                                  ========             ========

See accompanying notes to the condensed consolidated financial statements.

                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                  Three months               Nine months
                                                                                 ended June 30,             ended June 30,
                                                                               -----------------          -----------------
                                                                                 2001      2000             2001      2000
                                                                               --------   -------         --------   -------
Revenue:
 Subscription services   ..................................................    $ 10,376   $ 9,283         $ 34,484   $20,733
 Consulting services..   ..................................................         693       432            1,630       956
                                                                               --------   -------         --------   -------

  Total revenues...........................................................      11,069     9,715           36,114    21,689
Operating Expenses:
 Cost of subscription services.............................................       3,375     2,622            9,629     6,870
 Cost of consulting services...............................................         739       533            2,223     1,086
 Research and development..................................................       1,575     1,463            5,361     3,405
 Sales and marketing.......................................................       4,992     4,808           16,460    11,617
 Operations................................................................       1,832     1,418            5,479     3,256
 General and administrative................................................       1,776     1,346            5,483     3,503
 Restructuring costs.......................................................         271         -              271         -
 Acquisition related charges, amortization and impairment of goodwill and
  other intangible assets, and amortization of stock-based compensation....      34,676     1,210           47,907     1,381
                                                                               --------   -------         --------   -------

  Total operating expenses...................................................    49,236    13,400           92,813    31,118
                                                                               --------   -------         --------   -------

  Loss from operations.......................................................   (38,167)   (3,685)         (56,699)   (9,429)

Interest income, net.........................................................     3,869     5,408           14,578     8,675
                                                                               --------   -------         --------   -------

  (Loss) Income before income taxes..........................................   (34,298)    1,723          (42,121)     (754)

Provision for income taxes...................................................       150         -              450         -
                                                                               --------   -------         --------   -------

  Net (loss) income..........................................................  $(34,448)  $ 1,723         $(42,571)  $  (754)
                                                                               ========   =======         ========   =======

(Loss) Income per share:
 Basic and diluted...........................................................  $  (1.24)  $  0.06         $  (1.54)  $ (0.03)
                                                                               ========   =======         ========   =======

Weighted average common shares outstanding used:
 Basic ......................................................................    27,784    26,623           27,663    24,566
                                                                               ========   =======         ========    ======

 Diluted ....................................................................    27,784    28,569           27,663    24,566
                                                                               ========   =======         ========    ======

  See accompanying notes to the condensed consolidated financial statements.

                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                   Nine Months
                                                                                                  Ended June 30,
                                                                                                  --------------
                                                                                                 2001        2000
                                                                                                 ----        ----
Cash flows from operating activities:
 Net loss...................................................................................  $ (42,571)  $   (754)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization............................................................      4,167      1,750
   Amortization and impairment of goodwill and other intangible assets.............              42,568      1,125
   Amortization of deferred compensation....................................................      5,091        256
   Changes in operating assets and liabilities:
    Accounts receivable.....................................................................        224     (4,264)
    Prepaids and other assets...............................................................     (1,152)    (1,618)
    Accounts payable and accrued expenses...................................................        561      3,152
    Deferred revenue........................................................................     (1,135)     4,565
                                                                                              ---------   --------


     Net cash provided by operating activities..............................................      7,753      4,212
                                                                                              ---------   --------

Cash flows used for investing activities:
 Purchases of property and equipment........................................................    (10,699)    (4,819)
 Purchase of fixed maturities, available for sale...........................................   (196,693)      ----
                                                                                              ---------   --------
       Net cash used for investing activities...............................................   (207,392)    (4,819)
                                                                                              ---------   --------

Cash flows from financing activities:
 Repayments of notes payable and capital leases.............................................       (986)    (3,739)
 Cash acquired as part of Velogic acquisition...............................................         --        791
 Proceeds from public offering, net of issuance costs.......................................         --    294,129
 Repayments of stockholder notes............................................................         --        458
 Issuance of common stock, net of issuance costs............................................      1,547        723
 Purchase of treasury stock.................................................................     (1,326)        --
                                                                                              ---------   --------

     Net cash (used for) provided by financing
      activities............................................................................       (765)   292,362
                                                                                              ---------   --------

Net (decrease)increase in cash and cash equivalents.........................................   (200,404)   291,755
Cash and cash equivalents at beginning of the period........................................    260,201     64,647
                                                                                              ---------   --------

Cash and cash equivalents at end of the period..............................................  $  59,797   $356,402
                                                                                              =========   ========

Cash, cash equivalents, short-term investments, and restricted cash at end of the
period......................................................................................  $ 340,465   $356,402
                                                                                              =========   ========

Non-cash financing activities:

     Common stock and options issued in connection with acquisition.........................        ---   $ 39,217

  See accompanying notes to the condensed consolidated financial statements.

                    KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at June 30, 2001, and the results of operations and cash flows for the interim periods ended June 30, 2001 and 2000.

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

(3)  Comprehensive Loss

Comprehensive loss includes unrealized losses on short-term investments in debt securities which are excluded from earnings and reported in stockholders' equity.

--------------------------------------------------------------------------------------
                                         Three Months Ended    Nine Months Ended
                                         -------------------   ------------------

                                         June 30,   June 30,    June 30,   June 30,
                                           2001       2000        2001       2000
                                           ----       ----        ----       ----
Net (loss) income ...................    $(34,448)  $  1,723   $(42,571)    $ (754)
Net unrealized losses on                   (1,024)       ---     (1,024)        --
    investments, net of taxes........    --------   --------   --------     ------

       Comprehensive (loss) income       $(35,472)  $  1,723   $(43,595)    $ (754)
                                         ========   ========   ========     ======
--------------------------------------------------------------------------------------

(4)  Financial Instruments and Concentration of Risk

The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, restricted cash and equipment notes payable, approximates fair market value. Cash and cash equivalents, restricted cash and accounts receivable approximate fair market value due to their short-term nature. Equipment notes approximate fair market value as interest rates on these notes approximate market rates. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable.

Credit risk is concentrated in North America. The Company performs ongoing collections efforts and continual monitoring of its customers' financial condition and, generally, requires no collateral from its customers. Based on its historical amount of write-offs, the Company currently believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At June 30, 2001 and 2000, no one customer accounted for more than 10% of total accounts receivable. For each of the three and nine months ended June 30, 2001, no one customer accounted for more than 10% of the Company's total revenues. For each of the three months and nine months ended June 30, 2000, one customer accounted for more than 10% of total revenue.

(5)  Investments

The company classifies its investments in investment-grade debt securities as available-for-sale. Available-for-sale securities are carried at fair market value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Market values are based primarily on prices obtained from independent external pricing and rating service companies. At June 30, 2001, the amortized cost and estimated market values of investments in fixed maturities are (in thousands):

                                                              Gross       Gross       Estimated
                                                   Amortized  Unrealized  Unrealized  Market
                                                   Cost       Gains       Losses      Value
                                                   ----       -----       ------      -----
Obligations of U.S. government
  agencies.....................................    $  14,990          --         ---  $ 14,990
Corporate debt securities......................      181,702          24       1,048   180,678
                                                   ---------  ----------  ----------  --------

Total..........................................    $ 196,692  $       24  $    1,048  $195,668
                                                   =========  ==========  ==========  ========

The amortized cost and estimated market value of investments in fixed maturities available-for-sale at June 30, 2001, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties (in thousands).

                                                                     Estimated
                                                          Amortized  Market
                                                          Cost       Value
                                                          -----      -----


Due after one year through five years................     $196,692   $195,668
                                                          ========   ========

(6)  Goodwill and Other Intangible Assets

The excess of the purchase price for companies acquired over the fair value of the net assets acquired is classified as goodwill. Goodwill and other intangible assets are generally amortized on a straight-line basis over a three-year period.

(7)  Impairment of Long-Lived Assets

On June 2, 2000, the Company completed the acquisition of Velogic, Inc. for 830,684 shares of the Company's common stock. The acquisition was valued at approximately $39.2 million in total. The acquisition was accounted for as a purchase business combination and resulted in approximately $36.7 million of goodwill and approximately $4.1 million of other intangible assets.

On August 18, 2000, the Company completed the acquisition of Digital Content, L.L.C. The acquisition was accounted for as a purchase business combination and resulted in approximately $5.2 million in goodwill and approximately $3.1 million in other intangible assets.

The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill amortization period. The acquisitions have not been performing as well as expected and market conditions used to estimate terminal values have continued to remain depressed. As a result, management has recorded an impairment charge in the quarter ended June 30, 2001, in the amount of approximately $30.5 million. At June 30, 2001, the Company had a remaining balance of approximately $1.5 million of goodwill and other intangible assets.

The impairment of goodwill and other intangible assets resulted in a write-off of the net book value during the three months ended June 30, 2001 as follows (in thousands):

                                                    Goodwill      Other Intangible      Total
                                                    --------      ----------------      -----
                                                                      Assets
                                                                      ------
          Digital Content ...................       $  3,100         $  1,800           $ 4,900
          Velogic............................         23,000            2,600            25,600
                                                    -------          --------           -------
                  Total .....................       $ 26,100         $  4,400           $30,500
                                                    ========         ========           =======

Total acquisition related charges and amortization of goodwill and intangibles amounted to $34.6 million for the three months ended June 30, 2001, of which $30.5 million was written off as asset impairment charges and $4.1 million was due to amortization during the quarter.


(8)  Net Loss Per Share

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

The following potentially dilutive common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):


                                                                        Three and      Nine Months
                                                                           Nine          Ended
                                                                      Months Ended
                                                                      June 30, 2001   June 30, 2000
                                                                      -------------   ------------
     Shares issuable upon exercise of stock options .............          2,666          1,995

     Shares of restricted stock subject to repurchase ............           130            369

For the three months ended June 30, 2000, the reconciliation of basic to fully diluted common shares is as follows (in thousands):

          Basic shares outstanding ...............................    26,623

          Shares outstanding under stock options....................   1,946
                                                                      ------

          Diluted shares outstanding ...............................  28,569
                                                                      ======

The weighted-average exercise price per share of common stock subject to stock options was $22.39 as of June 30, 2001, and $7.24 as of June 30, 2000. The weighted-average repurchase price of restricted stock was $0.72 as of June 30, 2001, and $0.26 as of June 30, 2000.


(9)  Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations (SFAS
141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.
SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS
142 effective October 1, 2002.   Furthermore, any goodwill and any intangible
asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

SFAS 141 will require, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be
measured as of the date of adoption.   This second step is required to be
completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, including the impact of the acquisition of the assets of the management service provider business of Envive, the Company expects to have, in total, unamortized goodwill in the amount of approximately $5.0 million, and unamortized identifiable intangible assets in the amount of $500,000, all of which will be subject to the transition provisions of SFAS's 141 and 142. Amortization expense related to goodwill and intangible assets was approximately $4.1 million and approximately $1.1 million for the 3 months ended June 30, 2001 and 2000, respectively, and approximately $17.1 million and approximately $1.1 million for the 9 months ended June 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS's 141 and 142, it is not practicable to reasonably estimate the impact of adopting these SFAS's on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101. The Company adopted this SAB on July 1, 2001. Adoption of this bulletin did not have a material effect on the financial position or results of operations of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and in July 1999 issued Financial Accounting Standard No. 137, Accounting For Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133 (SFAS 137). SFAS 137 delayed the effective date for SFAS 133 by one year. SFAS 133 was further amended by Financial Accounting Standard No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 138), which was issued in June 2000. The Company adopted SFAS 133 on October 1, 2000. Adoption of this statement did not have a material effect on the Company's financial position or results of operations, since to date the Company's investments in derivative instruments have not been significant and the Company has not engaged in any hedging activities.

(10)  Segment Information

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

(11)  Acquisitions

On June 2, 2000, the Company completed the acquisition of Velogic, Inc., a provider of load-testing services for e-businesses. The Velogic merger was intended to be a tax-free reorganization and was accounted for under the purchase method of accounting. In connection with the Velogic merger, the Company issued an aggregate of 830,684 shares of its common stock for all of the outstanding capital stock of Velogic and assumed all stock options and warrants of Velogic. The value of shares issued and stock options assumed (the purchase consideration) was approximately $39.2 million. In addition, if Velogic achieves certain revenue targets attributed to Velogic products and services in 2001, the Company will be obligated to issue to the former Velogic shareholders additional shares of Keynote common stock or cash having an aggregate value of up to approximately $3.9 million. The determination as to whether cash or stock will be paid, if performance targets are met, is at the sole discretion of the Company.

The purchase consideration was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The primary purchase adjustments related to recording goodwill of approximately $36.7 million and other intangible assets of approximately $4.1 million. Goodwill and other intangible assets are being amortized on a straight-line basis over thirty-six months. Impairment write-offs and amortization of goodwill and other intangible assets related to the Velogic acquisition, for the three and nine months ended June 30, 2001, was approximately $29.0 million and $35.8 million, respectively. The condensed consolidated statements of operations include activity of Velogic subsequent to the acquisition.

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

The purchase consideration was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The primary purchase adjustments related to recording goodwill of approximately $5.2 million and other intangible assets of approximately $3.1 million. A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million is attributed to deferred compensation, and was amortized over six months and recorded in the condensed consolidated statement of operations as acquisition-related charges. Goodwill and other intangible assets are being amortized on a straight-line basis over thirty-six months. Impairment write offs and amortization of goodwill and other intangible assets related to the acquisition, for the three and nine months ended June 30, 2001 was approximately $5.6 million and approximately $7.0 million, respectively. The condensed consolidated statements of operations include activity of Digital Content subsequent to the acquisition.

Acquisition-related charges, amortization and impairment of goodwill and other intangible assets and amortization of stock-based compensation of approximately $34.7 million recorded in the condensed consolidated statement of operations for the three months ended June 30, 2001, includes amortization of goodwill and other intangible assets of approximately $4.1 million, impairment write offs of goodwill and other intangible assets of approximately $30.5 million, and amortization of stock-based compensation of $85,000.

The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the three and nine months ended June 30, 2001, and 2000, assuming Velogic and Digital Content had been acquired on October 1, 1999, (in thousands, except per share data):

                                                      2001         2000
                                                      ----         ----
For the three months ended June 30:
   Revenues........................................  $ 11,069   $ 10,079
   Net loss........................................   (34,448)    (2,937)
   Basic and diluted net loss per share............     (1.24)      (.11)
   Shares used in pro-forma per share computation..    27,784     27,385

For the nine months ended June 30:
   Revenues........................................  $ 36,114   $ 22,560
   Net loss........................................   (37,736)   (21,944)
   Basic and diluted net loss per share............     (1.36)     (0.87)
   Shares used in pro-forma per share computation..    27,663     25,328

(12)  Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases. Additionally, the Company has entered into capital leases. On July 11, 2000, the Company entered into a lease agreement for an 188,000 square foot office building in San Mateo, California, which the Company began occupying in March 2001. Payments under this operating lease are based on LIBOR. The rates charged are based on 30-day to 180-day LIBOR contracts. To collateralize this obligation, $85.0 million has been deposited in an interest-bearing escrow account and is included in the balance sheet as restricted cash at June 30, 2001.

At June 30, 2001, future minimum payments under the leases, net of sub lease income, are as follows:


Year ending June 30:                                                           (In Thousands)
                                                                          Operating        Capital
                                                                          ---------        -------
2002................................................................       $  5,705        $   149
2003................................................................          6,103             --
2004................................................................          6,103             --
2005................................................................         90,853             --
Thereafter..........................................................             52             --
                                                                           --------        -------
Total minimum lease payments........................................       $108,816        $   149
                                                                           ========        -------


Less amount representing interest...................................                            (5)
                                                                                           -------
Present value of minimum lease payments, all of which is current....                       $   144
                                                                                           =======


(13)  Commitments

In April 2001, the Company's board of directors approved a voluntary stock option exchange program. The program offered its employees (other than its Chief Executive Officer, executive officers who report to the Chief Executive Officer, directors and non-exempt employees) the opportunity to cancel certain stock options granted on or after September 24, 1999, in exchange for new options to be granted at least six months and one day after the current options were cancelled, with exercise price equal to the then fair market value. Options to purchase a total of approximately 1.2 million shares were cancelled pursuant to this program in May 2001. Subject to the terms and conditions of the program, the Company expects to grant new options to purchase a total of approximately 1.2 million shares on or after November 9, 2001.

(14)  Subsequent Events

On July 13, 2001 Keynote acquired the assets of the management service provider business of Envive Corporation, a provider of web application performance management solutions. The transaction was completed for approximately $4 million in cash.

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following information in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words "expect," "anticipate," "intend," "believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in our annual report on Form 10-K for the fiscal year ended September 30, 2000, under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results" and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our annual report on Form 10-K, which was filed on December 29, 2000, and the quarterly reports on Form 10-Q or current reports on Form 8-K that we have filed and will file in 2001. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


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

Subscription services revenue consists of fees from subscriptions to our Internet measurement monitoring and diagnostic services. Our subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised entirely of deferred subscription revenue. A portion of subscription revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on our balance sheet. As of June 30, 2001, we had recorded approximately $3.8 million of deferred revenue.

Revenues from our consulting services are recognized as the services are performed; a typical project lasts one month. For longer consulting projects, we recognize revenue on a percentage-of-completion basis.

For the quarter ended June 30, 2001, 10 customers accounted for approximately 24% of our total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

Results of Operations

Three and Nine Months Ended June 30, 2001 and 2000

Revenues                                                   2001       2000  % Change
                                                        -------    -------  --------
                                                               (in thousands)
For the three months ended June 30:
  Subscription services.........................        $10,376    $ 9,283        12%
  Consulting services...........................        $   693    $   432        60%

For the nine months ended June 30:
  Subscription services.........................        $34,484    $20,733        66%
  Consulting services...........................        $ 1,630        956        71%

Subscription Services. Revenues from subscription services increased approximately $1.1 million, or 12%, for the three months ended June 30, 2001, as compared to the same period in 2000. Revenues from subscription services also increased approximately $13.8 million, or 66%, during the nine months period ended June 30, 2001, as compared to the same period in 2000. Subscription services represented 94% and 96% of total revenues for the three months ended June 30, 2001 and 2000, respectively, and 96% for nine months period ended June 30, 2001, and 2000. The increase in subscription services revenue was attributable to the increase in the number of new customers, the increase in services purchased by existing customers and the introduction of additional services during the year. We do not distinguish between revenues generated by new customers and revenues generated by existing customers. For the three and nine months ended June 30, 2001, no single customer accounted for more than 10% of total revenues. For the three and nine months ended June 30, 2000, one customer accounted for more than 10% of total revenues.

Consulting Services. Revenues from consulting services increased $261,000, or 60%, for the three months ended June 30, 2001, as compared to the same period in 2000. Revenues from consulting services also increased $674,000, or 71%, during the nine months ended June 30, 2001, as compared to the same period in 2000. We did not have revenues from our KeyReadiness load-testing service in the quarter ended June 30, 2000, because we started offering our load testing services in July 2000. Revenue from these services will continue to be included in consulting services. Although consulting revenues have not been significant to date, we believe that consulting revenues may account for a greater portion of revenue in the future as we introduce additional services and increase the customer base.

Expenses:

Cost of Consulting and Subscription Services

                                                2001     2000  % Change
                                              ------   ------  --------
                                                   (In thousands)
For the three months ended June 30:
 Cost of subscription services.......         $3,375   $2,622        29%
 Cost of consulting services.........         $  739   $  533        39%

For the nine months ended June 30:
 Cost of subscription services.......         $9,629   $6,870        40%
 Cost of consulting services.........         $2,223   $1,086       105%

Cost of Subscription Services. Cost of subscription services consists of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Cost of subscription services increased $753,000, or 29% during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. Cost of subscription services increased approximately $2.8 million, or 40% for the nine months ended June 30, 2001, as compared to the same period in 2000. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and additional depreciation and equipment charges. In addition, we continued to increase measurement capacity and bandwidth at our existing locations, and expand our measurement infrastructure. Cost of subscription services was 33% of subscription service revenue in the quarter ended June 30, 2001, as compared to 28% in the quarter ended June 30, 2000. Cost of subscription services was 28% of subscription service revenue in the nine months ended June 30, 2001, as compared to 33% in the nine months ended June 30, 2000. The increase in the cost of subscription services as a percentage of subscription revenue was primarily the result of greater depreciation expenses due to additional investments in our infrastructure.

Cost of Consulting Services. Cost of consulting services consists of compensation expenses for consulting personnel and related costs and all load-testing bandwidth costs and related infrastructure costs. Cost of consulting services increased $206,000, or 39% during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. Cost of consulting services increased approximately $1.1 million, or 105% for the nine months ended June 30, 2001, as compared to the same period in 2000. Cost of consulting services exceeded consulting services revenue in the quarter ended June 30, 2001 and 2000, and the nine months ended June 30, 2001 and 2000 because of the increase in headcount related costs associated with our growing professional services group combined with lower revenues generated by this group. The decrease in the costs of consulting services as a percentage of consulting revenue was due to better utilization of this group's personnel. We expect that the cost of consulting services as a percentage of consulting services revenues will continue to be greater than the cost of subscription services as a percentage of subscription services revenues.


Research and Development

                                                        2001    2000  % Change
                                                      ------  ------  --------
                                                      (In thousands)

For the three months ended June 30:
 Research and development.......................      $1,575  $1,463      8%
For the nine months ended June 30:
 Research and development.......................      $5,361  $3,405     57%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased $112,000 or 8% during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. Research and development expenses increased approximately $2.0 million, or 57% for the nine months ended June 30, 2001, as compared to the same period in 2000. Research and development expenses increased from the third quarter of fiscal 2000 to the third quarter of fiscal 2001 due to the increase in software engineers, project management and quality assurance personnel. To date, all research and development expenses have been expensed as incurred. We anticipate that research and development expenses will grow in subsequent quarters due to the expected increases in occupancy costs associated with our new building and other normal recurring compensation related increases.

Sales and Marketing

                                                     2001     2000   % Change
                                                     ----     ----   --------
                                                    (In thousands)

For the three months ended June 30:
 Sales and marketing...........................    $ 4,992   $ 4,808    4%
For the nine months ended June 30:
 Sales and marketing...........................    $16,460   $11,617   42%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased approximately $184,000 or 4% during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. Sales and marketing expenses increased approximately $4.8 million, or 42% for the nine months ended June 30, 2001, as compared to the same period in 2000. The increase in sales and marketing expenses is due to our investment in additional personnel in our sales and marketing organization and marketing programs. It also includes salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers. We anticipate that sales and marketing expenses will grow in subsequent quarters due to the expected increases in occupancy costs associated with our new building and other normal recurring compensation related increases.


Operations

                                                        2001    2000  % Change
                                                      ------  ------  --------
                                                      (In thousands)

For the three months ended June 30:
 Operations.....................................      $1,832  $1,418        29%

For the nine months ended June 30:
 Operations.....................................      $5,479  $3,256        68%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel, who manage and maintain our field measurement and collection infrastructure, headquarters data center and provide twenty-four by seven customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $414,000 or 29% during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. Operations expenses increased approximately $2.2 million, or 68% for the nine months ended June 30, 2001, as compared to the same period in 2000. The increase in operations expenses was primarily related to the hiring of personnel to manage and support our larger customer base. We anticipate that operations expenses will grow in subsequent quarters due to the expected increases in occupancy costs associated with our new building and other normal recurring compensation related increases.



General and Administrative

                                                       2001    2000  % Change
                                                     ------  ------  --------
                                                     (In thousands)
For the three months ended June 30:
 General and administrative....................      $1,776  $1,346        32%

For the nine months ended June 30:
 General and administrative....................      $5,483  $3,503        57%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. Our general and administrative expenses increased $430,000 or 32% during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. General and administrative expenses increased approximately $2.0 million, or 57% for the nine months ended June 30, 2001, as compared to the same period in 2000. The increase in our general and administrative expenses was primarily related to hiring additional employees to support the growth of our business, as well as increases in costs associated with being a public company. We anticipate that general and administrative expenses will grow in subsequent quarters due to the expected increases in occupancy costs associated with our new building and other normal recurring compensation related increases.


Restructuring Costs

                                                      2001     2000    % Change
                                                     -----     ----    --------
                                                     (in thousands)

For the three months ended June 30:
    Restructuring Costs ....................         $ 271      ---

For the nine months ended June 30:                   $ 271      ---
    Restructuring Costs ....................

In April 2001, we incurred restructuring costs of $271,000 relating to a reduction of our workforce. We reduced our workforce by approximately 36 employees, a 13% reduction from March 31, 2001. The restructuring costs consist of severance payments which were paid in full during the quarter ended June 30, 2001.

Acquisition Related Charges, Amortization and Impairment of Goodwill and Other Intangible Assets, and Amortization of Stock-Based Compensation

                                                       2001      2000   % Change
                                                      -------   ------  --------
                                                       (In thousands)

 For the three months ended June 30:
      Acquisition Related Charges, Amortization and
      Impairment of Goodwill and Other Intangible Assets,
      and Amortization of Stock-Based Compensation.................   $34,676   $1,210      2766%

  For the nine months ended June 30:
      Acquisition Related Charges, Amortization and
      Impairment of Goodwill and Intangible Assets,
      and Amortization of Stock-Based Compensation.................   $47,907   $1,381      3369%

We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicated that the carrying amount of these assets may not be recoverable. Our policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill amortization period.

In connection with the purchase of Velogic in June 2000 and Digital Content in August 2000, we recorded approximately $49.1 million in goodwill and other intangible assets. For the quarter ended June 30, 2001, we recorded approximately $34.6 million in amortization and impairment of goodwill and other intangible assets, of which approximately $30.5 million relates to impairment. At June 30, 2001, we had a remaining balance of approximately $1.5 million of goodwill and other intangible assets. We expect the amortization for the remainder of fiscal 2001, including the impact of our acquisition of the assets of the management service provider business of Envive, to be approximately $500,000, assuming no additional acquisitions or impairment charges.

The approximate amount of the goodwill and other intangible assets written off as asset impairment charges during the third quarter of fiscal 2001 is as follows (in thousands):

                                                                              Other Intangible
                                                                  Goodwill          Assets           Total
                                                                  --------          ------         ---------


          Digital Content .................................       $  3,100       $     1,800       $   4,900
          Velogic..........................................         23,000             2,600          25,600
                                                                  --------       ------------      ---------
               Total .......................................      $ 26,100       $     4,400       $  30,500
                                                                  ========       ============      =========

Some options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense in the amount of $85,000 for the three months ended June 30, 2001 and 2000, and had an aggregate of $538,000 and $879,000 included in deferred compensation remaining to be amortized as of June 30, 2001 and 2000, respectively. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

The amortization expense related to stock based compensation was the same as in prior quarters and amounted to approximately $85,000 for each quarter.



Interest Income, Net

                                         2001      2000     % Change
                                       --------  -------- ------------
                                        (In thousands)

For the three months ended June 30:
 Interest income, net................  $  3,869  $  5,408     (28%)

For the nine months ended June 30:
 Interest income, net................  $ 14,578  $  8,675      68%

Net interest income decreased approximately $1.5 million, or 28% during the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000. Net interest income increased approximately $5.9 million, or 68% for the nine months ended June 30, 2001, as compared to the same period in 2000. The increase in the nine-month period was primarily due to interest income from our increase in cash and cash equivalents and restricted cash resulting from the proceeds we received in February 2000 from our secondary public offering. The decrease in interest income in the three-month period was related to the decline in interest rates and the amount of interest income earned on our invested cash. We expect that net interest income will decline somewhat further during 2001 due to a general decline in interest rates and the amount of interest that is earned on our cash, cash equivalents and restricted cash.

Provision for Income Taxes

A provision for federal and state income taxes of $150,000 and $450,000 has been recorded for the three and nine months ended June 30, 2001, respectively, principally for alternative minimum tax.

No provision for federal and state income taxes has been recorded for the three and nine months ended June 30, 2000, because we had experienced net losses through that date.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through sales of our equity securities. Prior to our initial public offering, in September 1999, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In September and October 1999, we raised $56.7 million, net of issuance costs, in connection with our initial public offering. In a subsequent public offering in February 2000, we raised $286.3 million, net of issuance costs. In addition, we financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at June 30, 2001, for these loans and leases was approximately $1.2 million. At June 30, 2001, we had approximately $59.8 million in cash and cash equivalents, approximately $196 million in short-term investments, and $85 million in restricted cash, for a total of $340.5 million.

Net cash provided by operating activities was approximately $7.8 million in the nine months ended June 30, 2001. Net cash provided by operating activities was primarily the result of income from operations before deduction of depreciation and amortization of property and equipment and amortization and write-off of goodwill, other intangible assets, and deferred compensation. The increase was partially offset by an increase in prepaids and other assets, due mainly to an increase in interest receivable and a reduction in deferred revenue. Net cash provided by operating activities was approximately $4.2 millions in the nine months ended June 30, 2000. Net cash provided by operating activities was primarily the result of income from operations before deduction of depreciation and amortization of property and equipment and amortization of goodwill, other intangible assets, and deferred compensation. The increase was also due to an increase in deferred revenue and accounts payable and accrued expenses, which was partially offset by an increase in accounts receivable and an increase in prepaids and other assets.

Our investing activities are related to purchases of short-term investments and property and equipment. Capital expenditures totaled approximately $10.7 million in the nine months ended June 30, 2001, and approximately $4.8 million in the nine months ended June 30, 2000. Capital expenditures increased during fiscal 2001 primarily due to costs associated with the upgrade and preparation of our new corporate headquarters for occupancy, costs associated with the enhancement of our business systems, and growth in our network and infrastructure. Purchases of short-term investments in each of the three and nine months ended June 30, 2001 were approximately $197 million.

Net cash used for financing activities was $765,000 in the nine months ended June 30, 2001, primarily as a result of repayments of notes and capital leases in the amount of $986,000. Our financing activities provided approximately $292.1 million in the nine months ended June 30, 2000, including $7.8 million, net of issuance costs, in October 1999, from the exercise of the underwriter over-allotment option from our initial public offering and $286.3 million, net of issuance costs, from our subsequent public offering in February 2000.

As of June 30, 2001, our principal commitments consisted of approximately $110.0 million related to loans and lease obligations. We have granted a security interest in substantially all of our assets to secure these loans and leases. The interest rates on our loans and leases range from 4.8% to 5.2% per year. Our commitments include approximately $108.8 million in future lease payments for our headquarters facility. We have $85.0 million of restricted cash that is deposited with a financial institution, earning interest income, and serves as full collateral for the lease transaction. The lease agreement provides a balloon payment, which is due and payable in June 2005. The building lease costs have amounted to approximately $6.0 million annually but are expected to decline somewhat due to a general decline in interest rates.

Because we expect to continue to increase the number of our measurement computers and increase their measurement capacity, we expect that we will make additional capital expenditures to purchase this equipment though not to the level as in 2001. We anticipate that through the end of fiscal 2001 that we will also make additional capital expenditures related to upgrading and preparing the headquarters facility for occupancy. A significant part of the upgrades to the facility are related to providing backup electrical generation capability due to the inability to secure uninterrupted sources of electric power in California.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months and longer. If after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations (SFAS
141), and Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.
SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

We are required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS 142
effective October 1, 2002.   Furthermore, any goodwill and any intangible asset
determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

SFAS 141 will require upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of
which would be measured as of the date of adoption.   This second step is
required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

As of the date of adoption including the impact of the acquisition of the assets of the management service provider business of Envive, we expect to have, in total unamortized goodwill in the amount of approximately $5.0 million, and unamortized identifiable intangible assets in the amount of $500,000, all of which will be subject to the transition provisions of SFAS's 141 and 142. Amortization expense related to goodwill was approximately $4.1 million and approximately $1.1 for the 3 months ended June 30, 2001 and 2000, respectively, and approximately $17.1 million and approximately $1.1 million for the 9 months ended June 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS's 141 and 142, it is not practicable to reasonably estimate the impact of adopting these SFAS's on the our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, which delays the implementation of SAB 101. We adopted SAB 101 on July 1, 2001. Adoption of this bulletin did not have a material effect on our financial position or results of operations.

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

    . In August 2000, we acquired Digital Content, L.L.C., and introduced our Red Alert service.

    . We introduced our Streaming Perspective service in October 2000, and our Custom Perspective service in November 2000.

    .   We introduced our SLA Perspective service in February 2001.

    .   We introduced Keynote Enterprise Perspective in July 2001.

    . In July 2001, we acquired the assets of the management service provider business of Envive Corporation and introduced our Test Perspective service.

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

We have experienced operating losses in each quarterly and annual period since inception and we expect to incur operating losses in the future. We incurred net losses of approximately $34.4 million for the quarter ended June 30, 2001, and, as of June 30, 2001, we had an accumulated deficit of approximately $58.0 million. For the quarter ended June 30, 2001, we incurred a significant non-recurring, non-cash charges relating to the impairment of goodwill and other intangible assets in connection with our acquisitions of Velogic and Digital Content in the amount of approximately $30.5 million. We believe that our operating expenses will continue to increase as we grow our business. As a result, we will need to increase our revenues to achieve and then maintain profitability. We may continue our recent trend of reporting sequential quarterly reductions in revenue and may never be able to regain our historic revenue growth rates.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

We depend on achieving high customer renewal rates for our revenues. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services. Furthermore, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates. Our customer renewal rates may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations. Further, because of the relatively small size of initial orders, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to recent uncertain economic conditions. During the quarter ended June 30, 2001, we experienced a reduction in revenue from Internet service provider customers, e-commerce and other Internet businesses. We also experienced an increase in cancellations and nonrenewals. If we continue to experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us, our business would continue to be adversely affected.

To date, initial sales of our services and subsequent customer follow-up have been primarily conducted by telephone. A few customers have, in the past, expressed a preference for more personal, face-to-face interaction with their Keynote salesperson. Although we have formed a major accounts sales organization in January 2000, this team may not be successful in providing the level of customer service required to satisfy the needs of our larger customer accounts. Dissatisfaction by a customer with the nature or quality of our services could lead that customer to elect not to renew its subscription to our services. If we continue to experience cancellations and/or reductions in service, our revenues could continue to decline unless we are able to obtain additional customers or sources of revenues, sufficient to replace lost revenues.

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of public-market analysts and investors, the price of our common stock may decline.

Our results of operations could vary significantly from quarter to quarter. We expect to incur significant sales and marketing expenses to promote our brand and our services, as well as additional expenses to expand our presence worldwide. If revenues fall below our expectations, we may not be able to reduce our spending rapidly enough in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

    . the renewal rate of subscriptions to our Internet performance measurement services;

    . the amount and timing in any reductions by our customers in their usage of our service offerings;

    . charges relating to goodwill and other intangibles from our past acquisitions or any future acquisitions;

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

We will need to continue to deploy a large number of measurement computers if we continue to experience an increase in our customer base or if we expand our operations and measurement capabilities on a worldwide basis. These computers are responsible for measuring the performance of web sites and collecting performance data and it is critical to our ability to deliver our services that they operate effectively. As of June 30, 2001, we were measuring the performance of approximately 12,500 web site addresses for our customers. We are still in the process of deploying additional measurement computers and upgrading the underlying infrastructure so that in the future we will be able to measure the performance of a greater number of web site addresses. With more measurement computers deployed and measurements conducted, we will need to monitor and maintain a larger and more geographically dispersed computer network, and manage an ever increasingly complex database, requiring us to devote significant additional resources for these tasks. In addition, if we experience increases in the number of our customers prior to deploying additional measurement computers, our existing infrastructure may not have the capacity to accommodate the additional customers. This could result in outages, interruptions or slower response times, any of which could impair our ability to retain and attract customers.

The inability of our services to perform properly could result in loss of or delay in revenues, injury to our reputation or other harm to our business.

Services as complex as those we offer may not perform as we expect. We have, from time to time, given credits to customers as a result of past problems with our service, though we do not believe that any customers failed to renew their subscription to our services due to these problems. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs.

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

We believe that maintaining and strengthening the Keynote brand is an important aspect of our business and an important element in attracting new customers. Our efforts to build our brand will involve significant expense. To promote our brand, we may increase our marketing budget or increase our financial commitment to building our brand. If our brand-building strategy is unsuccessful, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand- building efforts.

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

In the future, we intend to expand our service offerings by measuring the speed with which a web site can be navigated and desired content can be located. We intend to continue to measure the impact of new Internet technologies as they become available such as wireless telephony and Internet telephony. As we expand the scope of our products and services, we may encounter many additional, market-specific competitors. For example, in July 2001, we introduced our Test Perspective service. Mercury Interactive has an offering that competes with Test Perspective as well as our other load testing services.

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

Ten customers accounted for approximately 24% of our total revenues for the quarter ended June 30, 2001. This concentration may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

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

In connection with our efforts to streamline our operations and reduce costs, we recently restructured our organization with headcount reductions of approximately 13%, based on our staffing level as of March 31, 2001. We incurred costs associated with this personnel reduction related to severance and other employee-related costs in the third quarter of 2001. As a result of these reductions, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. The personnel reduction may reduce employee morale and create concern among existing employees about job security, which would lead to increased turnover. Further, this reduction in workforce may subject us to the risk of litigation.


If the market does not accept our professional services, our results of operations could be harmed.

We formed our professional services organization, now part of our KeyReadiness group, in January 1999. As a result, we have limited experience in delivering consulting services and we may not be able to successfully introduce additional consulting services. Consulting services represented approximately 6% of total revenues for the quarter ended June 30, 2001. We will also need to successfully market these services to potential customers. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include the consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our general inexperience in delivering consulting services, we may not succeed in selling these services.


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

We are expanding, and we intend to continue to expand, our operations by deploying additional measurement computers, both domestically and internationally, hiring new personnel and implementing and integrating new accounting and control systems to manage this expansion. In addition, in fiscal 2000, we acquired Velogic and Digital Content, and we recently acquired the assets of the management service provider business of Envive Corporation. We may encounter difficulties in managing this growth. Our ability to compete effectively and to manage any future expansion of our operations will require continual improvement of our financial and management controls, reporting systems and procedures on a timely basis. We may not succeed in these efforts and a disruption could impair our ability to retain existing customers or attract new customers.


Our network infrastructure could be disrupted by a number of different occurrences, which could impair our ability to serve and retain existing customers or attract new customers.

All data collected from our measurement computers are stored in and distributed from our one operations center. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages resulting from a severe shortage of electricity in California. If we experience outages at our operations center, we would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. We plan to develop a redundant system for computer-network and other services at an alternate site, and to provide our own source of long-term uninterruptible power. However, we do not currently have and may never develop a redundant system, and we now currently have only short-term power back-up capability. Various factors could cause us to not be able to ever develop such systems. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, causing a disruption in our services, this could impair our ability to retain existing customers or attract new customers.

In addition, we constructed a new data center at our new corporate headquarters in San Mateo, California, which just recently became operational. If the transition to the new data center results in data not being collected and retained or if access to the data by our customers is limited or unavailable, our revenue would be severely affected and our business would be harmed.

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

Individuals who attempt to breach our network security, such as hackers, could, if successful, misappropriate proprietary information or cause interruptions in our services. Although we have not yet experienced any breaches of our network security or sabotage that has prevented us from serving our customers, we might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We may not have a timely remedy against a hacker who is able to breach our network security. In addition to intentional security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.


We rely on a continuous power supply to conduct our business, and California's current energy crisis could disrupt our operations and increase our expenses.

We collect and store performance data at our data center located in California, which is currently experiencing an extreme shortage of electricity. When electrical power reserves for the State of California fall below specified levels, California has, in the past, implemented, and may in the future continue to implement, rolling blackouts of electrical service throughout the state. Although we currently have battery powered back-up capacity and short-term diesel powered electrical generating capability, if the blackouts extend for periods extending beyond the levels of our battery powered and diesel powered back-up, we would be temporarily unable to continue operations at our facilities. We would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply or that of our hosting provider. Any interruption of our electrical power could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Furthermore, prices for electricity have increased dramatically over the past year. If prices continue to increase, our operating expenses and costs to supply power to tenants will likely increase, as our principal facilities are located in California.


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

We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were 7% of our total revenues for the three months ended June 30, 2001. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

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


We may face difficulties assimilating our acquisitions of Velogic and Digital Content and the acquisition of assets of the management service provider business of Envive Corporation and we may incur costs associated with any future acquisitions.

In June 2000, we acquired Velogic, a provider of load-testing services for Internet web sites, in August 2000, we acquired Digital Content, which provides web site accessibility monitoring services, and in July 2001, we acquired the assets of the management service provider business of Envive Corporation, a provider of web application performance management solutions. As a part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. These acquisitions and any future acquisitions could create risks for us, including:

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

    . charges related to potential write-down of acquired assets in future acquisitions;

    .   failure to realize any of the anticipated benefits of the acquisition;
        and

    . use of substantial portions of our available cash to consummate the acquisition and operate the acquired business.


Our operating results could be harmed if we are unable to sublease a major portion of the space in our new corporate headquarters building.

We currently expect that we will need to sublease approximately one half of the space in our new corporate headquarters building to a third party. We may be unable to lease all or a part of the available space and, if it is leased, we may not receive sufficiently high rental rates to cover our costs in connection with leasing space in the building.


Item 3. Qualitative and Quantitative Disclosures about Market Risks.

Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at June 30, 2001, the interest earned on those cash equivalents and short-term investments could increase or decrease by approximately $2.0 million on an annualized basis. If market interest rates were to change immediately and uniformly by ten percent from levels at June 30, 2001, the interest paid on our existing long-term debt would not change significantly.

Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at June 30, 2001. We do not enter into derivative transactions for trading or speculative purposes.


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

Item 6.  Exhibits and Reports on Form 8-K.

We did not file any current reports on Form 8-K during the three months ended June 30, 2001. No exhibits are filed with this quarterly report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of August 2001.

                 KEYNOTE SYSTEMS, INC.

                        By: /s/ Umang Gupta
                        -------------------

                           Umang Gupta
                           Chairman of the Board and Chief Executive
                           Officer (Principal Executive Officer)

                        By: /s/ John J. Flavio
                        ----------------------

                           John J. Flavio
                           Chief Financial Officer (Principal Financial
                           Officer and Principal Accounting Officer)