Form 10-K405
period 2001-09-30
KEYNOTE SYSTEMS INC
filed 2001-12-28
CIK 1032761

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

                    For the Fiscal Year Ended September 30, 2001

                                       OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to _______

                         Commission File Number 000-27241

                              ---------------------

                              KEYNOTE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                           94-3226488
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

 777 Mariners Island Blvd, San Mateo, CA                        94404
 (Address of principal executive offices)                     (Zip Code)

                             ---------------------

               Registrant's telephone number, including area code:

                                 (650) 403-2400

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 Par Value Per Share

                              ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 24, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant was $211,918,663.

     The number of shares of the Registrant's common stock outstanding as of December 24, 2001 was 28,212,206.

  Documents incorporated by reference: portions of the Registrant's proxy statements for its 2002 annual meeting of stockholders are incorporated by reference.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              KEYNOTE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

ITEM 1:  Business ..........................................................   4

ITEM 2:  Properties ........................................................  14

ITEM 3:  Legal Proceedings .................................................  15

ITEM 4:  Submission of Matters to a Vote of Security Holders ...............  15

ITEM 4A: Executive Officers ................................................  15

                                     PART II

ITEM 5:  Market for the Registrant's Common Stock and Related Stockholder
         Matters ...........................................................  16

ITEM 6:  Selected Consolidated Financial Data ..............................  17

ITEM 7:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  18

ITEM 7A: Qualitative and Quantitative Disclosures About Market Risks........  38

ITEM 8:  Financial Statements and Supplementary Data .......................  39

ITEM 9:  Changes In and Disagreements with Accountants and Accounting and
         Financial Disclosure ..............................................  62

                                    PART III

ITEM 10: Directors and Executive Officers of the Registrant ................  62

ITEM 11: Executive Compensation ............................................  62

ITEM 12: Security Ownership of Certain Beneficial Owners and Management ....  62

ITEM 13: Certain Relationships and Related Transactions ....................  62

                                     PART IV

ITEM 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K ...  63

Signatures ................................................................   65

                           FORWARD-LOOKING STATEMENTS

     Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words "expect," "anticipate," "intend," "believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results" and elsewhere in this report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we file in 2002. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

Item 1. Business.

Overview

     Keynote provides web performance benchmarking, testing, and application performance measurement services to companies that operate electronic business, or e-business web sites. Our services are designed to enable our customers to improve the quality of service of their e-business web sites and wireless data applications networks around the world. We believe that companies who use our services can increase revenues, improve customer satisfaction and retention, reduce customer support costs and gain a competitive advantage. We have designed our services to be easy for customers to try, purchase and use on a subscription basis. Our customers include approximately 2,800 leading e-business companies, and our 10 largest customers, based on revenues for the fiscal year ended September 30, 2001, are Actual IT, American Express, Deutsche Bank, Digital Island, Exodus Communications, Hewlett-Packard, IBM, Intermedia Communications, Microsoft and Oracle.

     Keynote was founded in June 1995 to measure Internet performance and to market and sell the information derived from our measurement results. In April 1997, we began to sell our first benchmarking service, Website Perspective--Business Edition, to measure, assure, compare, and improve the performance and availability of web file downloads through connections used to access the Internet from the workplace. In September 1997, we released a new version of Website Perspective and updated all existing customers, which allowed our customers to view the performance data online without installing any software. Our next release of Website Perspective, in July 1998, allowed our customers to download and analyze the performance of entire web pages, including text and graphics. In April 1999, we introduced Transaction Perspective, which measures the time it takes to execute an interactive transaction that involves the display of multiple web pages, such as placing an online stock trade order. In December 1999, we introduced Website Perspective--Consumer Edition, which is designed to measure a user's website experience using the various Internet access methods typically used in homes, such as dial-up connections, cable modems and digital subscriber lines. In October 2000, we introduced Streaming Perspective, which monitors the quality of streaming audio and video on the Internet. In February 2001, we introduced Keynote SLA Perspective, an independent service level agreement verification solution designed to measure the performance of content delivery networks, streaming providers, Web hosting companies and ad networks. In October 2001, we introduced Keynote Wireless Perspective, a service for measuring the performance and reliability of wireless services.

     In July 2000, as a result of our acquisition of Velogic, Inc., we added load-testing capability to our testing services. We further enhanced our testing services with the purchase in July 2001 of Envive Corporation and the introduction of Keynote Test Perspective, a cost-effective, self-service solution that allows customers to run transaction integrity tests, diagnostic tests, and load tests on demand.

     Our application performance management services began in January 1999, with the introduction of our professional services team, now part of our application performance management group, which provides customers with skilled individual consultants to assist them in evaluating, interpreting and improving their performance measurement and diagnostic results. In August 2000, following our acquisition of Digital Content, L.L.C., we added our Red Alert monitoring service. This service is a monitoring and alarm service that checks a customers Internet connection and Web servers, day and night and alerts the customer when its web site becomes inaccessible, returns incorrect data, or is slow in responding to a connection request. In May 2001, we introduced Keynote Enterprise Perspective, a fully-integrated Web Application Performance Management Service designed to help e-business enterprises assure high-levels of service on both sides of the firewall.

     In December 1999, we opened our international office, now located in London, England. In Europe, we have implemented an indirect sales model and use resellers to sell our services. International revenues to date have represented less than 5% of total revenues.

     We derive and expect to continue to derive our revenues from the sale of our benchmarking, testing, and application performance management services. Our Perspective services, together with our Red Alert services are subscription-based services that our customers purchase for an initial three to twelve month terms and then may renew their subscription on an annual, semi-annual, or month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of measurement locations, the number of devices monitored, the frequency of the measurements, the additional features ordered, and the type of services. We offer consulting services on a per engagement basis. Consulting revenues have amounted to 5% or less of total revenues to date. We believe that consulting revenues may increase in the future slightly as a percentage of total revenues, as we introduce additional services.

Keynote Services

     Our services enable customers to monitor, measure and, thereby, improve their e-business quality of service by measuring, testing, and diagnosing performance from the end user perspective from multiple locations around the world. The foundation of these measurement services is an extensive network of strategically located computers connected to the major Internet backbones in dozens of metropolitan areas worldwide, plus a sophisticated operations center for collecting, analyzing and disseminating Internet performance and availability data. Our measurement computers measure and analyze performance data 24 hours a day, 7 days a week from an end-user perspective, from Internet connection points in over 50 cities around the world on a variety of Internet backbones. We had over 1,500 measurement computers deployed in 135 locations at September 30, 2001. Our measurement computers currently measure for revenue the performance of approximately 11,200 universal resource locators, or URLs. Our services require no installation, configuration or maintenance updates by customers because all software runs on our computers and produces results that can be accessed over the Internet through any web browser.

The services we currently offer are listed below:

                                                                     Number of
                                                                 Cities in which
                                      Date of                      Measurements
                   Services         Introduction     List Price    May be Taken

--------------------------------------------------------------------------------

Benchmarking Services:

Website Perspective-Business Edition  April 1997      $295-$1,495 10, 35, and 50
                                                        Per month     cities



Transaction Perspective               April 1999      $995-$2,495      10 and 25
                                     (version 3.0       Per month       cities
                                      introduced in
                                      October 2001)

Website Perspective-Consumer Edition  December 1999   $495-$2,495 10, 35, and 50
                                                        Per month       cities

Streaming Perspective                 October 2000    $495-$9,995      10 cities
                                                        per month

SLA Perspective                       February 2001    $90-$895          --
                                                       Per month

Wireless Perspective                  October 2001    from $5,000        --
                                                       per month



Testing Services:

 KeyReadiness LoadPro                 July 2000      From $5,000          --
                                      per engagement,
                                      depending on size
                                      and complexity

  Test Perspective                    July 2001
                                                    $2,000-$10,000,    10 cities
                                                      per month


                                                                                           Number of
                                                                                      Cities in which
                                             Date of                                    Measurements
                   Services                  Introduction     List Price                May be Taken
------------------------------------------------------------------------------------------------------

Application Performance Management Services:

 Custom APM                                  January 1999        From $2,000                     --
                                                                 per engagement,
                                                                 depending on size
                                                                  and complexity

 Red Alert                                    August 2000        $50 per month               1 city
                                                                                           per measurement
                                                                                              device

 Enterprise Perspective                       July 2001          From $20,000                worldwide
                                                                 per engagement,
                                                                 depending on size
                                                                  and complexity

 Custom Perspective                           November 2001      From $2,500                 worldwide
                                                                 per engagement
                                                                 depending on size
                                                                  and complexity

 Advanced Technical Services                  November 2001      $1,500-$9,000                  --
                                                                    per month

                                       6

Benchmarking Services

     We offer our benchmarking services, which include our Perspective family of services on a monthly subscription basis. Our customers typically enter into an initial three to twelve month subscription agreement to purchase our services and then may choose to renew these services on an annual, semi-annual, or month-to-month basis after the initial term. Our customers can view a graphical analysis of performance data from their web browsers using our online interface, called MyKeynote. The general features of our subscription-based services include:

  . Standard and Custom Reporting. Measurements are delivered to our customers through a daily email report and are available in real time via MyKeynote, our browser-based web interface. Customers can configure threshold-based performance alarms by metropolitan area based on download times and error counts. When performance degradation occurs, notification alarms are sent to customers via email and pager systems.

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

      Our customers can also analyze full-page measurement data to pinpoint and address the cause of a performance delay. A full-page download consists of a hypertext markup language, or HTML, page along with all associated images and complex page structures. The full-page download time can be further dissected into as many as six constituent elements, such as domain name service lookup time or redirect time. This level of detail allows network engineers and web site managers to precisely pinpoint the cause of any performance delay and quickly resolve it. As changes are made to web site content, connectivity or architecture, the resulting effect on performance can also be precisely measured and compared.

  . Comparative Analysis. In addition to delivering consistent performance, e-business sites must ensure that they can perform more quickly and reliably than competing web sites. Our customers can compare their performance against competing sites selected by the customer and also against our performance indices such as the Keynote Business 40 Index, the Keynote Consumer 40 Index, The Keynote Web Broker Trading Index and our International Business 40 Indices for five countries.

  . Multiple Views of Web Site Performance. From any web browser, our customers can easily access historical web site performance data over any time range within the previous six weeks. For customers desiring information more than six weeks old, this data can be displayed in summary form as well as in customizable graphs that depict performance and types of errors over time, metropolitan area or Internet backbone provider. This data can also be easily downloaded, archived and used in our customers' other applications.

     Additional features of our Website Perspective services allow our customers to measure the most common forms of end-user interaction with a web site--downloading simple, complex or secure web pages and completing multi-page transactions over the Internet. These additional features include:

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

 Testing Services

     We offer our KeyReadiness LoadPro on a per engagement basis. We offer our Test Perspective service on a monthly subscription basis. The features of our testing services are summarized below:

  . KeyReadiness LoadPro. KeyReadiness load-testing services are specifically designed for pre-deployment testing of Internet web sites. We create loads that simulate the complexity of the Internet and the behavior of end-users. These realistic test conditions allow our customers to simulate how their web sites will perform before opening their sites to their customers. Our testing experts complete an analysis of the load-testing results and recommend practical solutions to our customers.

  . Test Perspective. This is a cost-effective, self-service solution that allows customers to run transaction integrity tests, diagnostic tests, and load tests on demand, and receive immediate feedback on modifications made on website or any other aspect of the network. Test Perspective enables customers to combine ease of a hosted service with the self-service control of a software solution for day-to-day testing of web site changes, periodic load tests, or diagnostic tests to pinpoint unexpected network problems.

 Application Performance Management Services

     We offer our custom application performance management services to our customers on a per engagement basis and our other application performance management services on a monthly subscription basis. The features of these services are summarized below:

  . Enterprise Perspective. This service integrates our industry-leading end-user and Internet performance data into customers' existing Enterprise Management System, so that customers can effectively maintain application availability on either side of the firewall.

  . Custom Perspective. This service measures the performance of internal networks, system architecture, and other local processes. When combined with our other Perspective services, Custom Perspective enables customers to correlate web performance inside the firewall with what the end-users are experiencing outside of the firewall, which is designed to enable a faster and more precise trouble-shooting.

  . Red Alert. We offer monitoring and alarm services with our Red Alert service. Red Alert monitors a customer's Internet connection, web servers, and routers at least four times each hour throughout the day, and emails or pages the customer whenever the site becomes inaccessible, returns incorrect data, or is slow in responding to connection requests. Red Alert can monitor virtually any Internet device, including secure web servers, mail servers and domain name servers.

  . Advanced Technical Services. We offer three service levels that provide advanced diagnostic assistance and premier service capabilities across all of our benchmarking, testing, and application performance management solutions.

    . Custom Application Performance Management Services (Custom APM)includes
      SLA Management Services, Customer Data Views and Web Site Audits:

 . SLA Management Services provide a collaborative and consultative approach to the SLA development process, assisting the customer with every stage from conceptualization of the appropriate SLA metrics to ongoing validation SLA Management Services are available in three versions: SLA Life Cycle, SLA Reporting only, and SLA Analysis only

 . Custom Data Views provide custom code development to satisfy customers' advanced reporting requirements beyond MyKeynote-level reporting. The Customer Data Views are provided through a file or custom web interface.

 . Web Site Audits investigate the performance-related impact of web site design and infrastructure. The audits provide statistical analysis of measurement data and provide key recommendations for optimizing performance. The three types of Web Site Audits offered are: Diagnostic Web Site Audits, Comparative Web Site Audits, and Trending Web Site Audits.

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

     These measurement computers access a web site to download web pages and execute multi-page transactions, while taking measurements of every component in the process. The computers take measurements continually throughout the day, at intervals as short as three minutes, depending on the customer's requirements and subscription service level.

     As of September 30, 2001, we had deployed more than 1,500 measurement computers in 68 domestic and 67 international locations, with some locations having multiple measurement computers in order to provide different types of measurement services or to accommodate changes in measurement volume. We continually upgrade and balance our network capacity to meet the needs of our customers.

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

 Reporting And Analysis Tools

  o Pager and Email Alerts. Our customers are notified by email or pager when download times exceed a particular value in specific cities or error counts indicate that a web site is unresponsive.

  o Daily Email Reports. Our customers can receive a daily email that summarizes the performance and availability of measured web sites and compares them to industry averages for the same time period.

  o Web-Based Analysis. Through their web browsers, our customers can login to our online interface, MyKeynote, operations center with a password to retrieve, view and analyze measurement data in multiple formats.

  o Data Feed. Our customers may also retrieve measurement data through an application program interface, or API, or through bulk file transfers using an industry-standard file-transfer protocol called FTP. This allows our customers to embed our measurement data in their own software to create custom data-analysis applications.

Customers

    We sell the majority of our services to our customers on a subscription basis. For the year ended September 30, 2001, no one customer accounted for more than 10% of our total revenues. As of September 30, 2001, we provided services to approximately 2,800 companies including the following Fortune 100 companies:

Aetna                 General Electric            Morgan Stanley Dean Witter
Albertson             General Motors              Motorola
American Express      Goldman Sachs Group         PepsiCo
AMR                   Hewlett-Packard             Pfizer
AT&T                  Home Depot                  Philip Morris
AutoNation            Honeywell International     Proctor & Gamble
Bank of America       Ingram Micro                Prudential Insurance Co.
Bank One Corporation  Intel                         of America
BellSouth             International Business      Reliant Energy
Boeing                  Machines                  Safeway
Bristol Myers Squibb  JC Penney                   Sara Lee
Cardinal Health       J.P. Morgan & Company       SBC Corporation
Citigroup             Johnson & Johnson           Sears Roebuck
Coca-Cola             Kmart                       Sprint
Compaq Computer       Lehman Brothers Holdings    State Farm Insurance Companies
ConAgra               Loews                       Target
Costco Wholesale      Lucent Technologies         Tech Data
Dell Computer         MCI Worldcom                United Parcel Service
Enron                 McKesson HBOC               Verizon Communications
Fannie Mae            Merck                       Walgreens
FleetBoston           Merrill Lynch               Wal-Mart Stores
Ford Motor            Metropolitan Life Insurance Walt Disney
                      Microsoft                   Wells Fargo

Sales, Marketing and Customer Support

 Sales

    We sell our services primarily through our direct sales organization located in San Mateo, California. Our direct sales organization also provides telephone and e-mail sales support, and pre-sales technical support. We believe our direct sales approach enables us to focus our resources on ascertaining the needs of our customers, to devote significant attention to customer satisfaction and to quickly offer new services to our existing customers. We also market our services through our web site, where customers can sign up to try, purchase and use our services.

   Our national sales organization was formed in January 2000 to concentrate on our large accounts, and dedicate individuals to those accounts. In addition to our San Mateo, California location, our national sales organization include members in Massachusetts, New York, and Virginia, which allows our sales professionals to be geographically closer to many of our larger customers.

    In addition, we distribute our services through web-hosting and Internet service providers such as IBM, which manage e-business web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers' web sites. We also sell to content distribution providers, such as Akamai and Digital Island, which use our services as a pre-sales tool for their potential customers, or in service level agreements with their existing customers. We also market our services through VeriSign and Hewlett-Packard on a lead referred basis.

 Marketing

    We maintain an active marketing program designed to create brand awareness, which includes our industry-standard benchmark indices that evaluate and rank the relative performance of various web sites. Keynote indices, which are published regularly online and in leading business and trade publications, include:

  o Keynote Business 40 Index of 40 selected business web sites, published regularly in leading newspapers and trade publications;

  o Keynote Consumer 40 Index of 40 selected consumer web sites, including measurements from eight major metropolitan locations, collected using standard telephone lines with 56K modems, published weekly;

  o Keynote Streaming Media Performance Index of 20 leading web sites, which include streaming media content;

  o Keynote Government 40 Index of 40 key Federal Government web sites, published weekly in the Federal Computer Week;

  o Keynote Retail Benchmark of specific online retail sites, representing the typical response times for establishing or filling standard online multi-page transaction forms and response times for accessing or downloading the homepages of important retail web sites;

  o Keynote Web Broker Trading Index of 15 leading online stock brokers, based on performance and success rates of actual stock buy-order transactions submitted on their web sites, published weekly and available on the web site of Smart Money, the Wall Street Journal and other reliable industry sources; and

  o International Indices of 40 selected business web sites, in various international countries including France, Germany, United Kingdom, Scandinavia, South Africa, and New Zealand.

    Our key personnel have been featured in leading financial programs on both television and radio and have been quoted extensively in online and print media commenting on Internet performance and reliability. The Industry of the Month report highlights the performance and availability results of a key e-business web site such as insurance sites, travel sites, and news sites.

    In all of our advertising and promotional materials, we offer e-business web sites the opportunity to try our Website Perspective--Business Edition service on a trial basis with a free performance appraisal. This no-charge trial exposes potential customers to all aspects of our service with real performance data collected for a URL of the customer's choice and typically a competitor's URL.

    In addition, we offer our KeyEducation program, which includes one-day seminars, online training and quarterly trips to major metropolitan areas to help our customers understand the Keynote data, and educate them on how to use our services effectively throughout their organizations.

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

   In November 2001, we introduced the availability of our Advanced Technical Services, which provides three tiered support - Silver, Gold and Platinum. Our advanced technical services offers a range of services for less complex technical support to the more demanding and in-depth support and diagnostic needs of enterprise customers. These services provide advanced diagnostic assistance and premier service capabilities across all of our benchmarking, testing and application performance management solutions.

Research and Development

    We believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop new services that achieve market acceptance. For example, we have developed Enterprise Perspective, which allows companies to access all the data they need to maintain their Web-enabled applications from a single console without having to worry about conflicting formats or platforms. Our research and development expenses were $7.2 million for the fiscal year ended September 30, 2001, $5.5 million for the fiscal year ended September 30, 2000, and $2.1 million for the fiscal year ended September 30, 1999.

    The Internet is characterized by rapid technological developments, frequent new application introductions and evolving industry standards. The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our web performance benchmarking and web performance management services, particularly in response to competing offerings. We must also introduce new services or enhancements as quickly as possible. The success of service introductions depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

Competition

    The market for web performance benchmarking, testing, and application performance management services is relatively new and rapidly evolving. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services. For example, Mercury Interactive offers services that competes with our Transaction and Testing Perspective services and Gomez Advisors offers services similar to our Website Perspective-Business Edition and Transaction Perspective services. In addition, with respect to our KeyReadiness LoadPro service, we compete with companies that offer load-testing software, such as Segue Software, or that offer both load-testing software and services, such as Mercury Interactive. With respect to our Red Alert monitoring service, we face competition from software companies such as Freshwater Software, a division of Mercury Interactive. While we believe these services are not as comprehensive as ours, customers could still choose to use these less comprehensive services or these companies could enhance their services to offer all of the features we offer.

     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking, testing, and application performance management, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, and free services that measure web site availability, including the WebSite Garage unit of Netscape, NetMechanic and Internet Weather Report, a unit of MIDS Matrix IQ Service. In addition, companies that sell network management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview and IBM's Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

     In the future, we intend to expand our service offerings by measuring the speed with which a web site can be navigated and desired content can be located. We intend to continue to measure the impact of new Internet technologies such as wireless telephony (recently introduced in October 2001) and Internet telephony. As we expand the scope of our products and services, we may encounter many additional, market-specific competitors. For example, in July 2001, we introduced our test perspective service. Mercury Interactive has an offering that competes with Test Perspective as well as our other load testing services.

     Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

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

    We currently have one issued U.S. patent and no foreign patents. We have ten pending U.S. patent applications, and we have no pending foreign patent applications related to these entities. Three U.S. patent applications relate to our technology that measures the speed of Internet transactions. The remaining seven U.S. patent applications relate to our testing and wireless technology. It is possible that no patents will be issued from our currently pending patent applications and that our issued patent or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

    Our proprietary software consists of the software we developed to collect, store, and deliver our measurement data to customers. We also have developed software that we use to process customer orders and billings.

 How We Protect Our Intellectual Property

    The intellectual property we use in our business is important to us. We have trademarks, service marks, one U.S. patent and ten U.S. patent applications with respect to our Internet performance measurement technology, and we have also developed proprietary software that we use to deliver our services to our customers. Despite our efforts, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business.


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

 It Is Possible That We Could Become Subject To Litigation

    To date, we have not been notified that our technologies infringe the proprietary rights of anyone. We cannot assure you that others will not claim that we have infringed proprietary rights with respect to past, current or future technologies. We expect that we could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management's attention from operating our company. If we become liable for infringing their intellectual property rights, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, if at all.

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

Employees

    As of September 30, 2001, we had a total of 260 employees, of which 252 were based in the United States, and 8 were based internationally. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. We believe that our relations with our employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, namely our management team, which is listed in Item 4A "Executive Officers", and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although a number of other technology companies have also implemented workforce reductions, there remains substantial competition for highly skilled employees with experience in the Internet industry, a complex industry that requires a unique knowledge base. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time.

    In addition, because we sell our web performance benchmarking, testing, and application performance management services primarily through our direct sales force, we may need to attract additional sales personnel to grow our revenues. Our ability to deliver our services also depends on our ability to attract and retain operations personnel. There is a shortage of qualified sales and operations personnel and competition for personnel in our industry is intense. We may not be able to attract, assimilate or retain new personnel.

Item 2. Properties.


    We have a 188,000 square feet Class A office building in San Mateo, California under a synthetic lease arrangement. We occupy approximately 67,000 square feet of this facility as of August 2001. This facility is our principal sales/marketing, product development and administrative location and contains our operations personnel and data center. We believe that our facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms. We lease a 550 square feet office in London, England that is rented on a month-to-month basis. We have entered in a five-year lease, expiring on December 2005, for approximately 8,000 square feet in Dallas, Texas, which is occupied by our Red Alert operations. We own substantially all of the equipment used in our facilities, except equipment held under capitalized lease arrangements. In November 2001, we entered into an eighteen month lease in Seattle, Washington for 1,615 square feet. See Note 12 of the Notes to Consolidated Financial Statements for information regarding our lease agreements.

Item 3.  Legal Proceedings.

    We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

    Beginning August 16, 2001, a number of class action lawsuits have been filed in the United States District Court for the Southern District of New York against us, certain of our officers and the underwriters. These so-called "laddering" lawsuits are essentially identical, and were brought on behalf of those who purchased Keynote's publicly traded securities between September 24, 1999 and August 19, 2001. These complaints allege that the underwriters of our initial public offering allocated shares in our initial public offering in exchange for agreements by investors to buy additional shares in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that the prospectus for our initial public offering was false and misleading in violation of federal securities laws because it did not disclose these alleged arrangements. The complaints, together with numerous other "laddering" cases, have been consolidated into a single action. We believe the claims are without merit and intend to defend the actions vigorously. However, these claims, even if not meritorious, could be expensive and divert management's attention from operating our company.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.


Item 4A.  Executive Officers.

    The following table presents information regarding our executive officers as of December 20, 2001:

Name                 Age                 Position
----                 ---                 --------
Umang Gupta ........ 52       Chairman of the Board and Chief Executive Officer
Donald Aoki ........ 44       Vice President of Engineering
Lloyd Taylor ....... 43       Vice President of Operations
John Flavio ........ 54       Senior Vice President of Finance, Chief Financial
                                Officer and Secretary
Marilyn Kanas ...... 55       Vice President of Marketing and Public Services


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


    Donald Aoki has served as our vice president of engineering since May 1997. From December 1994 to May 1997, he served as a business unit general manager and from March 1994 to December 1994 as a director of software development at Aspect Telecommunications, a supplier of customer relationship management solutions. From 1992 to 1994, Mr. Aoki served as director of development of TIBCO, a financial information systems company, and from 1985 to 1992 as senior director of development for Oracle Corporation. Mr. Aoki holds a B.S. degree in computer science from the University of Southern California and a M.S. degree in electrical engineering and computer science from the Massachusetts Institute of Technology.

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

    John Flavio has served as our vice president of finance, chief financial officer and secretary since July 1999. He was recently promoted to Senior Vice President in October 2001. From July 1993 to July 1999, he served as chief financial officer, senior vice president, administration and finance, secretary and treasurer of Mosaix Inc., a provider of call management systems and customer relationship management applications, which was acquired by Lucent Technologies in July 1999. Prior to joining Mosaix, Mr. Flavio worked for a number of high-technology companies, including serving as chief financial officer for Lumisys Inc., a manufacturer of digital cameras used for medical x-ray scanning, and Ministor Peripherals, a manufacturer of sub-miniature disk drives used in portable computers. From 1971 to 1975, Mr. Flavio worked for the public accounting firm of Ernst and Young. Mr. Flavio holds a B.S. degree in finance from Santa Clara University and is a certified public accountant.

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

Price Range Of Common Stock

    Our common stock has traded on the Nasdaq National Market under the symbol "KEYN" since our initial public offering of stock on September 24, 1999. Prior to this time, there was no public market for our common stock. On December 24, 2001, we had 28,212,206 shares of our common stock outstanding held by 172 stockholders of record. Because brokers and other institutions hold many of the shares on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders. The following table presents the high and low sales price per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

                                           High        Low
                                          -------     ------

Fiscal Year ended September 30, 2001
 Fourth Quarter .........................$ 10.95     $ 6.50
 Third Quarter ..........................  14.10       8.75
 Second Quarter .........................  18.25       9.88
 First Quarter ..........................  29.31      12.50



Fiscal Year ended September 30, 2000
 Fourth Quarter .........................$ 85.25     $22.25
 Third Quarter .......................... 103.75      26.50
 Second Quarter ......................... 177.00      69.00

 First Quarter ............................ 82.00        23.50

Fiscal Year ended September 30, 1999
 Fourth Quarter (from September 24, 1999) $ 33.38       $17.25


    The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

  o   actual or anticipated variations in our quarterly operating results;

  o announcements of new Internet performance measurement service offerings by us or our competitors;

  o   announcements of technological innovations;

  o   competitive developments;

  o   changes in financial estimates by securities analysts;

  o failure in one or more future quarters of our operating results to meet the expectations of securities analysts or investors;

  o   changes in market valuations of Internet-related companies;

  o additions or departures of key personnel, notably our management team and experienced engineers;

  o   conditions and trends in the Internet and e-business industries; and

  o   general economic conditions.


Dividend Policy

    We have never declared or paid any cash dividends on our common stock or other securities, and we do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of our loan agreements prevent us from paying cash dividends.

Item 6. Selected Consolidated Financial Data.

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10K. The consolidated statement of operations data for the years ended September 30, 2001, 2000 and 1999, and the consolidated balance sheet data as of September 30, 2001 and 2000, are derived from and are qualified in their entirety by our Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 1998 and 1997, and the consolidated balance sheet data as of September 30, 1999, 1998 and 1997, are derived from our audited consolidated financial statements which do not appear elsewhere in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

                                          Years Ended September 30,
                                ---------------------------------------------
                                  2001       2000     1999     1998     1997
                                --------- --------  -------  -------  -------
                                     (in thousands, except per share data)
Statement of Operations Data:
Total revenues .................$ 45,629  $ 33,767  $ 7,272  $ 1,539  $    81
Loss from operations (1) ....... (74,083)  (17,180)  (7,015)  (2,957)  (2,018)

Net loss (1) .......................  (56,401)     (2,715)   (7,110)   (2,918)   (2,049)
Basic and diluted net loss per
  Share (1) ........................    (2.04)      (0.11)    (1.54)    (1.10)    (0.84)

Balance Sheet Data:
Cash, cash equivalents, and
  Short-term investments ........... $251,696    $260,201   $64,647   $ 2,293   $ 1,150
Restricted cash ....................   85,000      85,000       --        --        --
Total cash, cash equivalents,
  Short-term investments and
  restricted cash ..................  336,696     345,201    64,647     2,293     1,150
Total assets .......................  372,664     408,611    71,071     3,918     1,670
Long-term obligations ..............       --         791     2,842       303       199
Redeemable convertible preferred
  stock ............................       --          --        --     8,529     3,828
Total stockholders' equity
  (deficit) ........................  343,119     392,080    63,242    (5,552)   (2,588)

(1) Loss from operations, net loss and per share data reported on the above table reflect restructuring, impairment, and excess facility charges in the amount of $41.8 million for the year ended September 30, 2001. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    We provide Internet performance services that enable companies to benchmark, test and manage their e-business web sites. We believe that companies who use our services can increase revenues, improve customer support and retention, reduce customer support costs, and gain a competitive advantage.

    Revenues consist of subscription services revenue and consulting revenues. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring and diagnostic services. Our subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is mostly comprised of deferred subscription revenue. A portion of subscription revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on our balance sheet. As of September 30, 2001, we had recorded $5.4 million of deferred revenue. Revenues from our consulting services are recognized as the services are performed; a typical project duration is approximately one to three months. For longer consulting projects, we recognize revenue on a percentage-of-completion basis.

    We derive and expect to continue to derive our revenues from the sale of our web performance benchmarking, testing and application performance management services. Our Perspective services, together with our Red Alert monitoring and alarm service, are subscription-based services that our customers purchase for an initial three to twelve month terms and then may renew their subscription on an annual, semi-annual, or month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the frequency of the measurements, the additional features ordered, and the type of services. We offer our consulting services on a per engagement basis. Consulting revenues have amounted to 5% or less of total revenues to date. We believe that consulting revenues may increase in the future slightly as a percentage of total revenue, as we introduce additional services.

    Our business has grown since inception, with total revenues of $7.3 million for the year ended September 30, 1999, $33.8 million for the year ended September 30, 2000, and $45.6 million for the year ended September 30, 2001. We incurred net losses of $7.1 million for the year ended September 30, 1999, $2.7 million for the year ended September 30, 2000, and $56.4 million for the year ended September 30, 2001. During fiscal 2001, we experienced a reduction in revenue from Internet service provider customers, e-commerce and other Internet businesses. We also experienced an increase in cancellations and nonrenewals. We cannot assure you that we will become profitable, or, if we do, that we will sustain profitability. We expect to incur losses in the future.


    For the year ended September 30, 2001, our 10 largest customers accounted for approximately 23% of total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenues could significantly decline.

Results of Operations

     The following table sets forth our revenue, expenses, interest income, interest (expense), and net loss as a percentage of total revenues for each of the three years ended September 30, 2001:

                                                             Years ended
                                                             September 30,
                                                       -----------------------
                                                        2001     2000    1999
                                                        ----     ----    ----
Revenues:
  Subscription services ..............................  95.0%     96.0%   97.0%
  Consulting services ................................   5.0       4.0     3.0
                                                       -----     -----   -----
     Total revenues .................................. 100.0     100.0   100.0
Expenses:
  Costs of subscription services .....................  29.3      28.4    31.8
  Costs of consulting services .......................   6.5       5.8     6.1
  Research and development ...........................  15.8      16.2    28.3
  Sales and marketing ................................  47.1      49.9    73.3
  Operations .........................................  16.8      14.4    22.5
  General and administrative .........................  15.9      16.1    22.6
  Restructuring costs ................................   1.0        --      --
  Excess facility costs ..............................  24.1        --      --
  Acquisition-related charges, amortization and
    impairment of goodwill and other intangible assets
    and amortization of stock-based compensation ..... 106.1      20.0    11.8
                                                       -----     -----   -----
     Total operating expenses ........................ 262.6     150.8   196.4
     Loss from operations ............................(162.3)    (50.8)  (96.4)
Interest income ......................................  41.1      44.5     4.4
Interest expense .....................................  (1.0)     (1.7)   (5.7)
                                                       -----     -----   -----
  Net loss ...........................................(123.6)%    (8.0)% (97.7)%
                                                      ======     =====   =====

 Comparison of Fiscal Years Ended September 30, 2001 and 2000

  Revenues

                                                         2001     2000  % Change
                                                       -------  ------  --------
                                                            (In thousands)

   Subscription services ............................. $43,428   $32,366     34%
   Consulting services ............................... $ 2,201   $ 1,401     57%


     Subscription Services. Revenues from subscription services increased $11.1 million or 34% during the year ended September 30, 2001 as compared to the year ended September 30, 2000. Subscription services represented 95% of total revenues for the year ended September 30, 2001, and 96% of total revenues in the year ended September 30, 2000. The increase in revenue was attributable to the increase in the number of new customers, the increase in services revenue purchased by existing customers, and the introduction of new services introduced during the year. We do not distinguish between revenues generated by new customers and revenues generated by existing customers. During fiscal 2001, we experienced a reduction in revenue from Internet service provider customers, e-commerce and other Internet businesses. We also experienced an increase in cancellations and nonrenewals. For the year ended September 30, 2001, no single customer accounted for more than 10% of total revenues. For the year ended September 30, 2000, one customer accounted for approximately 10% of total revenues.

     Consulting Services. Revenues from consulting services increased $800,000 or 57% during the year ended September 30, 2001 as compared to the year ended September 30, 2000. We introduced our professional services in January 1999. Our load-testing service began contributing to revenues in July 2000, following our acquisition of Velogic, Inc. Although consulting revenues have not been significant to date, we believe that revenues from consulting services will account for a greater portion of total revenues in the future as we introduce additional services and increase the customer base.

    Expenses:

    Costs of Subscription Services and Consulting Services

                                                  2001     2000   % Change
                                                 ------   ------  ---------
                                                 (In thousands)

   Costs of subscription services ............. $13,388   $9,577     40%
   Costs of consulting services ............... $ 2,971   $1,973     51%



    Costs of Subscription Services. Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services increased approximately $3.8 million or 40% during the year ended September 30, 2001 as compared to the year ended September 30, 2000. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and more depreciation and equipment charges. In addition, in fiscal 2001, we continued to increase measurement capacity and bandwidth at our existing locations and expand our measurement infrastructure. We also incurred one-time termination charges from various suppliers associated with our bandwidth reduction program. In spite of the significant increase in total costs of subscription services as a percentage of revenues, costs of subscription services only increased slightly to 31% of subscription service revenue in fiscal 2001 as compared to 30% in fiscal 2000. Continued cost reduction efforts are underway designed to reduce costs or limit the increase in costs in future periods.

    Costs of Consulting Services. Costs of consulting services consist of compensation expenses for consulting personnel and network infrastructure costs associated with our load-testing service. Due to the emerging stage of our consulting service offerings, costs of consulting services exceeded consulting services revenue in fiscal 2001 and fiscal 2000. We expect that the costs of consulting services as a percentage of consulting services revenues will continue to be greater than the costs of subscription services as a percentage of subscription service revenues.

    Research and Development

                                                  2001    2000   % Change
                                                 ------  ------  ---------
                                                 (In thousands)

   Research and development ...................  $7,217   $5,468     32%


    Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased $1.7 million, or 32% during the year ended September 30, 2001 as compared to the year ended September 30, 2000. This increase was due to the increase in software engineers, project management and quality assurance personnel. To date, all research and development expenses have been expensed as incurred. We believe that a significant investment in research and development is essential for us to maintain our market position and to continue to enhance and expand our services. We anticipate that research and development expenses will increase in the foreseeable future due to the increases in occupancy costs associated with our new building, the addition of new development teams in connection with our acquisitions of Envive and On Device, and other normal recurring compensation-related charges.

    Sales and Marketing
                                              2001     2000    % Change
                                            -------   -------  ---------
                                            (In thousands)

   Sales and marketing ................... $21,508   $16,835     28%

    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased $4.7 million or 28% during the year ended September 30, 2001 as compared to the year ended September 30, 2000. The increase was due to our investment in additional personnel in our sales and marketing organization and marketing programs and increased variable sales compensation expense associated with higher revenues. We believe that continued significant investments in our sales and marketing efforts are essential for us to maintain our market position and to further increase acceptance of our services. We anticipate that sales and marketing expenses will increase slightly in the foreseeable future due to the increases in occupancy costs associated with our new building and other normal recurring compensation-related charges.

    Operations
                                              2001     2000    % Change
                                             ------   ------   --------
                                             (In thousands)

   Operations ............................  $7,662    $4,866     57%

    Operations expenses consist primarily of compensation and related costs for management personnel and technical support personnel, who manage and maintain our field measurement and collection infrastructure, headquarters data center and provide twenty-four by seven customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $2.8 million or 57% during the year ended September 30, 2001 as compared to the year ended September 30, 2000. The increase in operations expenses was primarily related to the hiring of personnel to manage and support our larger customer base. The increase in operations expenses was also attributable to telecommunication fees related to the move of our data center to our new building. We believe that continued investment is necessary to support our ability to successfully develop, deploy and operate our Internet measurement infrastructure, as well as to successfully support our customer base. We anticipate that operations expenses will increase slightly in the foreseeable future due to the increases in occupancy costs associated with our new building and other normal recurring compensation-related charges.

    General and Administrative

                                              2001     2000    % Change
                                             ------   ------   --------
                                             (In thousands)

   General and administrative ............  $7,265    $5,442     33%


    General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. Our general and administrative expenses increased $1.8 million or 33% during the year ended September 30, 2001 as compared to the year ended September 30, 2000. The increase in our general and administrative expenses was primarily related to hiring additional employees to support the growth of our business. We anticipate that general and administrative expenses will increase slightly in the foreseeable future due to the increases in occupancy costs associated with our new building and other normal recurring compensation-related charges.

    Restructuring Costs

                                         2001     2000   % Change
                                       --------  ------  --------
                                       (In thousands)

   Restructuring costs ..............    $271       --       --

    In April 2001, we incurred restructuring costs of $271,000 relating to a reduction in our workforce. We reduced our workforce by approximately 36 employees or 13% from March 31, 2001. The restructuring costs consisted of severance payments, which were paid in full during the quarter ended June 30, 2001.

    Excess Facility Costs

                                         2001     2000   % Change
                                       --------  ------  --------
                                       (In thousands)

   Excess facility costs ............ $11,012       --       --

    For the year ended September 30, 2001, we recorded a charge of $11.0 million for certain costs related to the unoccupied portion of our headquarters building in San Mateo, California. We are currently occupying approximately 40% of the building, and are actively seeking tenants for the remaining 60%. The $11.0 million charge includes certain lease costs such as lease expense, insurance, and property taxes. Other operating costs associated with the unoccupied space will be reported as incurred as operating expenses in future periods. Actual future cash requirements may differ materially from the reserve balance at September 30, 2001. As of September 30, 2001, $10.3 million of the excess facility charge remains accrued.

Acquisition-Related Charges, Amortization and Impairment of Goodwill and Other Intangible Assets and Amortization of Stock-Based Compensation

                                                            2001           2000       % Change
                                                            -----          -----      --------
                                                                      (In thousands)
    Amortization of goodwill and intangible assets ..... $12,741         $4,846          163%


    Impairment of goodwill and intangible assets .......  30,500             --          N/M


    Amortization of deferred compensation ..............   4,836          1,600          202


    Amortization of stock-based compensation ...........     341            340            0
                                                         --------        ------        -------

    Acquisition-related charges, amortization and
     impairment of goodwill and other intangible
     assets and amortization of stock-based
     compensation ...................................... $48,418         $6,786          613%

    In connection with the purchase of Velogic Inc. in June 2000, Digital Content, L.L.C. in August 2000, and the management service provider business of Envive Corporation (Envive) in July 2001, we recorded approximately $52.7 million in goodwill and other intangible assets. For the year ended September 30, 2001, we recorded approximately $43.2 million in amortization and impairment of goodwill and other intangible assets, of which approximately $30.5 million related to impairment. In July 2001, we recorded approximately $3.5 million in goodwill and other intangible assets associated with the asset acquisition of Envive. At September 30, 2001, we had a remaining balance of approximately $3.0 million in goodwill and approximately $1.5 million in other intangible assets.

    Beginning in the first fiscal quarter ending December 31, 2001, we will early adopt SFAS 142, and we will no longer amortize goodwill. We expect the amortization of intangible assets and stock-based compensation, including the impact of our acquisition of the assets of On Device Corporation in October 2001, to be approximately $400,000 per quarter, assuming no additional acquisitions or impairment charges. For the year ended September 30, 2001, we recorded approximately $12.7 million in amortization of goodwill and other intangible assets. Other intangible assets are being amortized over 36 months. A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million was attributed to deferred compensation, and was being amortized over the six months ended March 31, 2001. For the year ended September 30, 2001, we recorded approximately $4.8 million in acquisition-related amortization.

    We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Our policy is to assess the recoverability of goodwill and intangible assets using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of related goodwill and intangible assets amortization period.

    The impairment charge and remaining carrying value of goodwill and intangible assets is summarized as follows (in thousands):

                                             Other                 Carrying
                                          Intangible               Value at
                              Goodwill      Assets       Total     9/30/01
                             ----------    --------     -------    --------

      Digital Content .....   $  3,100     $  1,800     $ 4,900     $ 883
      Velogic .............     23,000        2,600      25,600       442
      Envive ..............         --           --          --     3,172
                              --------     --------    --------    ------

          Total ...........   $ 26,100     $  4,400    $ 30,500    $4,497
                             =========     ========    ========    ======

    Some options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense of $341,000 during the year ended September 30, 2001 and had an aggregate of $452,000 included in deferred compensation remaining to be amortized as of September 30, 2001. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

    Interest Income and Interest Expense

                                            2001       2000    % Change
                                           ------     ------   ---------
                                           (In thousands)

   Interest income ...................... $18,732    $15,043      25%
   Interest expense .....................    (450)      (578)     22%
                                          -------    -------    -----
         Interest income, net ........... $18,282    $14,465      26%

    Net interest income increased $3.8 million or 26% during the year ended September 30, 2001 as compared to the year ended September 30, 2000. This increase was primarily due to interest being earned for a full year on our cash, cash equivalents, short-term investments and restricted cash that was attributable to the proceeds we received in February 2000 from our public offering. We expect that net interest income will decline in the subsequent quarters due to a general decline in interest rates which in turn will reduce the amount of interest that is earned on our cash, cash equivalents, short-term investments, and restricted cash.

    Provision for Income Taxes

    A provision for state and foreign income taxes of $600,000 was recorded during the year ended September 30, 2001. Although we incurred operating losses, no benefit for income taxes was recorded for the year ended September 30, 2000, because we provided a valuation allowance against the deferred tax assets generated from the operating losses.

    As of September 30, 2001, we had net operating loss carryforwards for U.S. and foreign income tax reporting purposes of approximately $17.7 million, and $1.7 million, respectively, available to reduce future income subject to income taxes. As of September 30, 2001, we had net operating loss carryforwards for state income tax purposes of approximately $13.4 million available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized in 2010. The foreign net operating loss carryforwards will begin to expire in the year 2005. State net operating loss carryforwards will begin to expire if not utilized in 2003. In addition, as of September 30, 2001, we had research credit carryforwards for federal and California income tax purposes of approximately $713,000 and $607,000, respectively, available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards expire indefinitely. The U.S. Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards and research and development credits available to be used in any given year upon the occurrence of certain events, including a significant change in ownership.

    Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management's intention to reinvest such undistributed earnings outside the United States.

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

Comparison of Fiscal Years Ended September 30, 2000 and 1999

    Revenues:

                                                       2000    1999   % Change
                                                      ------  ------  --------
                                                      (In thousands)

   Subscription services .......................... $32,366  $7,055     359%
   Consulting services ............................ $ 1,401  $  217     546%


     Subscription Services. Revenues from subscription services increased $25.3 million, or 359%, during the year ended September 30, 2000, as compared to the year ended September 30, 1999. Subscription services represented 96% of total revenues in the year ended September 30, 2000, and 97% of total revenues in the year ended September 30, 1999. The increase in revenue was attributable to the increase in the number of new customers, the increase in services revenue purchased by existing customers, and the introduction of new services introduced during the year. We do not distinguish between revenues generated by new customers and revenues generated by existing customers. For the year ended September 30, 2000, one customer, Akamai, accounted for approximately 10% of total revenues. For the year ended September 30, 1999, no single customer accounted for more than 10% of total revenue.

     Consulting Services. Revenues from consulting services increased $1.2 million, or 546%, during the year ended September 30, 2000, as compared to the year ended September 30, 1999. Because we only started our professional services in January 1999, the increased growth rate in percentage terms is due to the relatively small base of consulting services revenues in 1999. Revenues from our load-testing service, which we introduced following our acquisition of Velogic, Inc. were not significant in the year ended September 30, 2000.

    Expenses:

    Costs of Subscription Services and Consulting Services

                                              2000     1999    % Change
                                             ------   ------    --------
                                              (In thousands)

   Costs of subscription services .......... $9,577    $2,314     314%
   Costs of consulting services ...........  $1,973    $  444     344%


    Costs of Subscription Services. Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers around the world and depreciation, maintenance and other equipment charges for our measurement infrastructure. Costs of subscription services increased $7.3 million or 314% during the year ended September 30, 2000 as compared the year ended September 30, 1999. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and more depreciation and equipment charges. In addition, in fiscal 2000, we continued to increase measurement capacity and bandwidth at our existing locations, and expand our measurement infrastructure. Costs of subscription services, however, declined and were 30% of subscription service revenue in fiscal 2000 as compared to 33% in fiscal 1999.

    Costs of Consulting Services. Costs of consulting services consist of compensation expenses for consulting personnel and related costs. Costs of consulting services also included network infrastructure costs associated with our load-testing service. Costs of consulting services exceeded consulting services revenue in fiscal 2000 and fiscal 1999.

    Research and Development

                                               2000     1999    % Change
                                              ------   ------   --------
                                              (In thousands)

   Research and development ...............  $5,468    $2,059     166%


    Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expense increased from fiscal 1999 to fiscal 2000 due to the increase in software engineers, project management and quality assurance personnel. To date, all research and development expenses have been expensed as incurred.

    Sales and Marketing

                                              2000      1999    % Change
                                             ------    ------   --------
                                             (In thousands)

   Sales and marketing .................... $16,835    $5,331     216%


    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased from fiscal 1999 to fiscal 2000 due to our investment in additional personnel in our sales and marketing organization and marketing programs. It also included salaries and referral fees to recruit and hire sales management, sales representatives and sales engineers.

    Operations


                                                        2000    1999   % Change
                                                       ------  ------  --------
                                                       (In thousands)

   Operations ........................................ $4,866  $1,639    197%

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

    General and Administrative

                                                        2000    1999  % Change
                                                       ------  ------ --------
                                                       (In thousands)

   General and administrative ........................ $5,442  $1,642    231%


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

    Acquisition-Related Charges, Amortization and Impairment of Goodwill and Intangible Assets, and Amortization of Stock-Based Compensation

                                                        2000    1999   % Change
                                                       ------- ------- --------
                                                       (In thousands)

   Acquisition-related charges, amortization and
     impairment of goodwill and intangible assets, and
     amortization of stock-based compensation ........ $6,786  $ 858      691%

    For the year ended September 30, 2000, we recorded approximately $4.8 million in amortization of goodwill and other intangible assets, approximately $1.6 million in acquisition related-charges associated with the purchase of Digital Content, and $340,000 in amortization of stock-based compensation. We recorded $858,000 in stock-based compensation for the year ended September 30, 1999 relating to the amortization of deferred compensation. There was no goodwill or other intangible assets recorded in fiscal 1999. There were no impairment charges for the years ended September 30, 2000 and 1999.

    Some options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we recorded $340,000 for the year ended September 30, 2000 associated with the amortization of deferred compensation expense.

    Interest Income and Interest Expense

                                                        2000    1999   % Change
                                                       ------- ------- --------
                                       26

                                                        (In thousands)

   Interest income ................................. $15,043    $ 320    4,600%
   Interest expense ................................    (578)    (415)      39%
                                                     -------  -------    -----
         Interest income (expense), net ............ $14,465    ($ 95)     -- %


    Net interest income (expense) increased from fiscal 1999 to fiscal 2000 primarily due to interest income from our increase in cash and cash equivalents and restricted cash resulting from the proceeds we received in September 1999 and October 1999 from our initial public offering and in February 2000 from our subsequent public offering.

    Liquidity and Capital Resources for the Fiscal Years Ended September 30, 2001, 2000, and 1999

    Since our inception, we have funded our operations primarily through sales of our equity securities. Prior to our initial public offering, in September 1999, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In September and October 1999, we raised $56.7 million, net of issuance costs, in connection with our initial public offering. In a secondary public offering in February 2000, we raised $286.3 million, net of issuance costs. In addition, we financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at September 30, 2001 for the leases and loans was $830,000. At September 30, 2001, we had approximately $53.1 million in cash and cash equivalents, approximately $198.6 million in short-term investments, and $85.0 million in restricted cash in connection with our headquarters building, for a total of approximately $336.7 million.

    Net cash provided by operating activities was $8.8 million in the year ended September 30, 2001, and $9.2 million in the year ended September 30, 2000. Net cash used for operating activities was $4.7 million in the year ended September 30, 1999. For the year ended September 30, 2001, net cash provided by operating activities was primarily the result of income from operations before deductions for depreciation and amortization of property and equipment and amortization and write-off of goodwill, other intangible assets, and deferred and stock-based compensation. The increase was also attributable to an increase in accounts payable and accrued expenses due to the $11.0 million charge for excess facility costs associated with the unoccupied portion of our headquarters building in San Mateo, of which $10.3 million remains accrued as of September 30, 2001. The increase was partially offset by an increase in prepaids and other assets. For the year ended September 30, 2000, net cash provided by operating activities resulted from income from operations before deduction for depreciation, amortization of goodwill and other intangible assets, and amortization of deferred and stock-based compensation. Additionally, operating cash flow increased due to increases in accounts payable, accrued expenses and deferred revenue and partially offset by increases in accounts receivable and prepaid expenses. For the year ended September 30, 1999, net cash used in operating activities was primarily the result of net operating losses, increases in accounts receivable and prepaid expenses, partially offset by changes in deferred revenues, accounts payable and accrued expenses, depreciation of property and equipment and amortization of stock-based compensation.

    Cash used for our investing activities totaled $214.4 million in the year ended September 30, 2001, $21.7 million in the year ended September 30, 2000, and $2.6 million in the year ended September 30, 1999. In fiscal 2001, our investing activities were related to extending the maximum maturities in our investments portfolio to two years and the resulting purchase of short-term investments, property and equipment, and the management service provider business of Envive. We purchased $196.1 million of short-term investments, $14.8 million of property and equipment, and $3.4 million in Envive's management service provider business. Capital expenditures increased during fiscal 2001 primarily due to costs associated with the upgrade and preparation of our headquarters facility for occupancy, costs associated with the enhancement of our business systems, and growth in our network and infrastructure. In fiscal 2000, investing activities consisted of our purchase of Digital Content for $15.0 million, which included $8.5 million allocated to goodwill and other intangible assets and $6.4 million for deferred compensation. In addition, we purchased $7.5 million in property and equipment. Investing activities for the years ended September 30, 1999 were solely due to capital expenditures.

    Our financing activities used $1.5 million in the year ended September 30, 2001. Our financing activities provided $208.0 million in the year ended September 30, 2000 and $69.7 million in the year ended September 30, 1999. In fiscal 2001, we received $2.2 million from the issuance of common stock. This increase was offset by $1.3 million in loan repayments for equipment and other loans, and $2.4 million from the purchase of treasury stock. In fiscal 2000, we raised $7.8 million, net of issuance costs in October 1999 from the sale of our common stock upon exercise of the underwriters' over-allotment option in connection with our initial public offering, and $286.3 million, net of issuance costs, from a public offering of our common stock in February 2000. Cash provided by financing activities was offset slightly by our repayments of existing notes in the amount of $4.1 million. In addition, $85.0 million was used to fully collateralize the operating lease obligation related to our headquarters building signed in July 2000. In fiscal 1999, we raised $48.9 million, net of issuance costs, in connection with our initial public offering and we raised $17.5 million in net proceeds in connection with the sale of common stock and redeemable convertible preferred stock. In addition, we received $3.6 million in proceeds from equipment and other loans, which was slightly offset by $440,000 in loan repayments.

    As of September 30, 2001, our principal commitments consisted of $95.7 million in loans and operating and capital leases. We have granted a security interest in a portion of our assets to secure these loans. The interest rate on our loans in the form of equipment notes ranged from 5.6% to 10.25% per year and the interest rate on the loans in the form of a promissory note, which was fully repaid in June 2000, bore interest at a rate of 8.25% per year. As of September 30, 2001, our commitments include approximately $96.1 million in future lease payments for our headquarters building. In connection with the lease for our headquarters building, we have $85.0 million of restricted cash that is deposited with a financial institution in an interest-bearing escrow account, and serves to full collateralize the lease obligation. The lease agreement provides a balloon payment and is due and payable in June 2005. The building lease costs have amounted to approximately $4.0 million annually, but are expected to decline somewhat due to a general decline in interest rates. We had no material commitments for capital expenditures as of September 30, 2001. Because we expect to continue to increase our measurement computer capacity, we expect that we will make additional capital expenditures to purchase this equipment although at a lower level than in 2001. We anticipate that we will also make additional capital expenditures related to headquarters but at lower levels than in the past. A significant part of the upgrades yet to be completed to the facility are related to providing complete backup electrical generation capability in the event of electrical power loss or interruption.

    We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If, after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), it retains many of the fundamental provisions of that statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS 144 on our financial position and results of operations but is not expected to have any material impact on our reported results.

     In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121.

     We are required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS 142 effective October 1, 2002. We have elected to early adopt SFAS 142, effective October 1, 2001. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 can continue to be amortized prior to the adoption of SFAS 142.

     SFAS 141 requires upon adoption of SFAS 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, we are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss is recognized as a cumulative effect of a change in accounting principle in our statement of operations.

     We have elected to early adopt SFAS 142, effective October 1, 2001. At September 30, 2001, we had unamortized goodwill in the amount of approximately $3.0 million and unamortized identifiable intangible assets in the amount of approximately $1.5 million. Including the impact of the acquisition of the assets of On Device Corporation in October, 2001, we expect to have unamortized goodwill in the amount of approximately $4.0 million, and unamortized identifiable intangible assets in the amount of approximately $2.0 million as of the date of adoption of SFAS 142. These amounts will be subject to the transition provisions of SFAS 141 and 142, and as a result, beginning October 2001, goodwill will no longer be amortized. Amortization expense related to goodwill and intangible assets was approximately $12.7 million and $4.8 million, for the years ended September 30, 2001 and 2000, respectively. We do not currently expect that the adoption of SFAS 142 will have a material impact on our financial position or results of operations.

Factors That May Impact Future Operating Results

We have an unproven business model that makes it difficult to evaluate our current business and future prospects.

    We have introduced many new products and services and latest versions of existing products since the beginning of fiscal 2000. We have only a limited operating history upon which to base an evaluation of our current business and future prospects. Our recent product offerings include:

  o   We introduced latest versions of our

      Website Perspective--Business Edition service in June 2000 and Website Perspective- Consumer Edition in September 2001, and Transaction Perspective in October 2001.

  o In June 2000, we acquired Velogic, Inc., and in July 2000, we introduced our KeyReadiness load-testing service.

  o In August 2000, we acquired Digital Content, L.L.C., and introduced our Red Alert monitoring service.

  o We introduced our Streaming Perspective service in October 2000, and our Custom Perspective service in November 2001.

  o We introduced our SLA Perspective service in February 2001 and Keynote Enterprise Perspective service in July 2001.

  o In July 2001, we acquired the assets of the management service provider business of Envive Corporation and introduced our Test Perspective service.

  o In October 2001, we acquired the assets of On Device and introduced our Wireless Perspective service.

    The revenue and income potential of our current business and services and the related markets are unproven. In addition, because of our limited operating history and because the market for web performance benchmarking and web application performance testing and management services is relatively new and rapidly evolving, we have limited insight into trends that may emerge and affect our business. Before investing, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets such as web performance benchmarking and web performance management services.

We have incurred losses, we expect to incur future losses and we may never achieve profitability.

    We have experienced operating losses in each quarterly and annual period since inception and we expect to incur operating losses in the future. We incurred net losses of $56.4 million for the year ended September 30, 2001, and as of September 30, 2001, we had an accumulated deficit of $71.8 million. In addition, we are required under generally accepted accounting principles to review our intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. We may incur additional expenses in connection with a write-down of goodwill or other intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses will continue to increase as we grow our business. As a result, we will need to increase our revenues to initially achieve and then to maintain profitability, as reported in our financial statements. We may continue our recent trend of reporting sequential quarterly decreases in revenue and may never be able to regain our historic revenue growth rates.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

    To maintain and grow our revenues, we must achieve high customer renewal rates for our services. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates. Our customer renewal rates may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations.

    Further, because of the relatively small size of initial orders, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. During fiscal 2001, we experienced a reduction in revenue from Internet service provider customers, e-commerce and other Internet businesses. We also experienced an increase in cancellations and nonrenewals. If we continue to experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us, our business would continue to be adversely affected. If we continue to experience cancellations and/or reductions in service, our revenues could continue to decline unless we are able to obtain additional customers or sources of revenues, sufficient to replace lost revenues.


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

    Our results of operations could vary significantly from quarter to quarter. We expect to incur significant sales and marketing expenses to promote our brand and our services, as well as additional expenses to expand our presence worldwide. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

  o the rate of new and renewed subscriptions to our Internet performance measurement services;

  o the amount and timing in any reductions by our customers in their usage of our service offerings;

  o our ability to increase the number of web sites we measure for our existing customers in a particular quarter;

  o our ability to attract new customers in a particular quarter, particularly larger customers;

  o   the amount and timing of professional services revenues;

  o the amount and timing of operating costs and capital expenditures relating to expansion of our operations infrastructure, including our continued international expansion; and

  o restructuring costs if the market continues its downward trend or market conditions do not improve;

  o excess facility charge if the rental market continues its downward trend or market conditions do not improve;


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

    Because our business is based on providing web performance benchmarking, testing and application performance management services, the Internet must be widely adopted as a means of electronic commerce, or e-business, and communications. Because e-business and communications over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

  o security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

  o inconsistent quality of service, including well-publicized outages of popular web sites;

  o   lack of availability of cost-effective, high-speed service;

  o   limited numbers of local access points for corporate users;

  o delay in the development of enabling technologies or adoption of new standards;

  o   inability to integrate business applications with the Internet;

  o   the need to operate with multiple and frequently incompatible products;
      and

  o   a lack of tools to simplify access to and use of the Internet.

Our operating results depend on sales of our benchmarking services.

    Sales of our benchmarking services have historically generated a substantial majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our benchmarking services. Therefore, we believe that initial sales and renewals of our benchmarking services will account for a substantial portion of our revenues for the immediate future. A decline in the price of, or fluctuation in the demand for, benchmarking services, or our inability to maintain or increase sales, would cause our revenues to decline.

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

     Services as complex as those we offer may not perform as customers expect. We have, from time to time, given credits to customers as a result of past problems with our service, though we do not believe that any customers failed to renew their subscription to our services due to these problems. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs.

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

     The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our web performance benchmarking, testing and application performance management services, particularly in response to competitive offerings. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new Internet services as quickly as possible. The success of new services depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

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

     The market for web performance benchmarking, testing, and application performance management services is relatively new and rapidly evolving. We expect competition in this market to intensify in the future. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services. For example, Mercury Interactive offers services that competes with our Transaction and Test Perspective services, and Gomez Advisors offers services similar to our Website Perspective-Business Edition and Transaction Perspective services. In addition, with respect to our KeyReadiness LoadPro service, we compete with companies that offer load-testing software, such as Segue Software, or that offer both load-testing software and services, such as Mercury Interactive. With respect to our Red Alert monitoring service, we face competition from software companies such as Freshwater Software, a division of Mercury Interactive. While we believe these services are not as comprehensive as ours, customers could still choose to use these less comprehensive services or these companies could enhance their services to offer all of the features we offer.

     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking, testing, and application performance management, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, and free services that measure web site availability, including the WebSite Garage unit of Netscape, NetMechanic and Internet Weather Report, a unit of MIDS Matrix IQ Service. In addition, companies that sell network management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview and IBM's Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

     In the future, we intend to expand our service offerings by measuring the speed with which a web site can be navigated and desired content can be located. We intend to continue to measure the impact of new Internet technologies such as wireless telephony (recently introduced in October 2001) and Internet telephony. As we expand the scope of our products and services, we may encounter many additional, market-specific competitors. For example, in July 2001, we introduced our test perspective service. Mercury Interactive has an offering that competes with Test Perspective as well as our other load testing services.

    Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

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

     Ten customers accounted for approximately 32%, 36%, and 23% of our total revenues for the years ended September 30, 1999, 2000, and 2001, respectively. One customer accounted for 10% of total revenues for the year ended September 30, 2000. No one customer accounted for more than 10% of total revenue for the years ended September 30, 1999 and 2001. This concentration may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

To grow our business, we need to establish and maintain relationships with other companies to help market our Internet performance measurement and benchmarking services.

     To increase sales of our Internet performance measurement, testing, and benchmarking services worldwide, we must complement our direct sales force with relationships with companies to market and sell our services to their customers. If we are unable to maintain our existing contractual marketing and distribution relationships, or fail to enter into additional relationships, we will have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenues from customer referrals and other co-marketing benefits. Our success depends in part on the ultimate success of these relationships and the ability of these companies to market and sell our services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, they could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenues.

     In addition, growth in the sales of our services depends on our ability to obtain domestic and international resellers, distributors and integrators who will market and sell our services on our behalf. We have increased, and in the future plan to further increase, our indirect distribution channels through distribution arrangements. We may not be successful in establishing relationships with these companies, and any of these relationships, if established, may not increase our revenue.

To grow our business, we must attract and retain qualified personnel while competition for personnel in our industry is intense.

     We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although we and a number of other technology companies have implemented workforce reductions, there remains substantial competition for highly skilled employees with experience in the Internet industry, a complex industry that requires a unique knowledge base. Umang Gupta, our chief executive officer, and eight other key employees that we retained as a result of our acquisitions, are employees with whom we have entered into employment agreements. Our other key employees are not bound by agreements that could prevent them from terminating their employment at any time.

     Our ability to deliver our services also depends on our ability to attract and retain operations personnel. There is a shortage of qualified sales and operations personnel and competition for personnel in our industry is intense. If we are unable to hire, train, motivate or retain qualified employees, including sales and operations personnel, our business could be harmed.

Our personnel reduction may seriously harm our business.

     In connection with our efforts to streamline our operations and reduce costs, we restructured our organization with headcount reductions of approximately 13%, based on our staffing level as of March 31, 2001. We incurred costs associated with this personnel reduction related to severance and other employee-related costs in the third quarter of 2001. As a result of these reductions, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities. The personnel reduction may reduce employee morale and create concern among existing employees about job security, which would lead to increased turnover. Further, this reduction in workforce may subject us to the risk of litigation.


If the market does not accept our professional services, our results of operations could be harmed.

     We formed our application performance management services organization in January 1999. As a result, we have limited experience in delivering consulting services and we may not be able to successfully introduce additional consulting services. Consulting services represented approximately 5% of total revenues for the year ended September 30, 2001. We will also need to successfully market these services to potential customers. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our general inexperience in delivering consulting services, we may not succeed in selling these services.

The growth of our business depends on the continued performance of and future improvements to the Internet.

     The growth in Internet traffic has caused frequent periods of decreased performance, requiring Internet service providers and web sites on the Internet to upgrade their infrastructures. Our ability to increase the speed of access to the services we provide to our customers and to increase the scope of these services is limited by and depends upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services and, consequently our revenues, depends on the performance of and future improvements to the Internet.

Because we have expanded our operations, our success will depend on our ability to manage our growth, improve our existing systems and implement new systems, procedures and controls.

     We are expanding, and we intend to continue to expand, our operations by deploying additional measurement computers, both domestically and internationally, hiring new personnel and implementing and integrating new accounting and control systems to manage this expansion. In addition, in fiscal 2000, we acquired Velogic and Digital Content, in fiscal 2001, we acquired the management service provider business of Envive Corporation and the assets of On Device. We may encounter difficulties in managing this growth and integrating the operations of these and additional services and personnel we may acquire. Our ability to compete effectively and to manage any future expansion of our operations will require continual improvement of our financial and management controls, reporting systems and procedures on a timely basis. We may not succeed in these efforts and a disruption could impair our ability to retain existing customers or attract new customers.

Our network infrastructure could be disrupted by a number of different occurrences, which could impair our ability to serve and retain existing customers or attract new customers.

     All data collected from our measurement computers are stored in and distributed from our operations center, which we maintain at a single location. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages resulting from a shortage of electricity in California. If we experience outages at our operations center, we would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. We plan to develop a redundant system for computer-network and other services at an alternate site, and to provide our own source of long-term uninterruptible power. However, we do not currently have and may never develop a redundant system, and we now currently have only short-term power back-up capability. Various factors could cause us to not be able to ever develop such systems. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, causing a disruption in our services, this could impair our ability to retain existing customers or attract new customers.

     In addition, a new data center at our corporate headquarters in San Mateo, California, became operational in June 2001. If the transition to the new data center results in data not being collected and retained or if access to the data by our customers is limited or unavailable, our revenue would be severely affected and our business would be harmed.

     If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, the last of which occurred in November 2001. The outages that we have experienced have lasted no more than a few hours. These outages have been caused by a variety of factors including electrical distribution equipment malfunctions, operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility's being inadequately equipped to house our operations center. Although we do not believe we have lost any customers due to these prior outages, any outage for any period of time or loss of customer data could cause us to lose customers.

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

We rely on a continuous power supply to conduct our business, and shortages of electricity in California could disrupt our operations and increase our expenses.

     We collect and store performance data at our data center located in California, which is experiencing a shortage of electricity. When electrical power reserves for the State of California fall below specified levels, California has in the past implemented, and may in the future continue to implement, rolling blackouts of electrical service throughout the state. Although we currently have battery powered back-up capacity and short-term diesel powered electrical generating capability, if the blackouts extend for periods extending beyond the levels of our battery powered and diesel powered back-up, we would be temporarily unable to continue operations at our facilities. We would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply or that of our hosting provider. Any interruption of our electrical power could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Furthermore, prices for electricity have increased dramatically over the past year. If prices continue to increase, our operating expenses and costs to supply power to tenants will likely increase, as our principal facilities are located in California.

Our measurement computers are located at sites, which we do not own or operate and it could be difficult for us to maintain or repair them if they do not function properly.

     Our measurement computers are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Although we operate these computers remotely from our San Mateo, California operations center, we do not own or operate the facilities, we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where are measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or as others merge and are acquired. In addition, if our measurement computers were not functioning properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.

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

     We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were 6% of our total revenues for the year ended September 30, 2001. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

   o     currency exchange rate fluctuations;

   o     seasonal fluctuations in purchasing patterns;

   o     unexpected changes in regulatory requirements;

   o     maintaining and servicing computer hardware in distant locations;

   o longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

   o     difficulties in managing and staffing international operations;

   o potentially adverse tax consequences, including restrictions on the repatriation of earnings;

   o     the burdens of complying with a wide variety of foreign laws; and

   o     reduced protection for intellectual property rights in some countries.

     The Internet may not be used as widely in other countries and the adoption of e-business may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our services to customers in markets outside the United States.

We may face difficulties assimilating our acquisitions, and we may incur costs associated with any future acquisitions.

     We have completed several acquisitions, including Velogic Inc., a provider of load-testing services for Internet web sites including in June 2000, Digital Content L.L.C., a provider of web site accessibility monitoring services in August 2000, the management service provider business of Envive Corp., a provider of web application performance management solutions in July 2001, and the assets of On Device Corporation, a provider of wireless application performance management solution in October 2001. As a part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. These acquisitions and any future acquisitions could create risks for us, including:

   o difficulties in assimilating acquired personnel, operations and technologies;

   o     unanticipated costs associated with the acquisition;

    o    diversion of management's attention from other business concerns;

    o adverse effects on existing business relationships with resellers of our service and our customers;

    o    difficulties in managing geographically-dispersed businesses;

    o    the need to integrate or enhance the systems of an acquired business;

    o impairment charges related to potential write-down of acquired assets in future acquisitions;

    o    failure to realize any of the anticipated benefits of the acquisition;
         and

    o useof substantial portions of our available cash to consummate the acquisition and/or operate the acquired business.

Our future operating results could be harmed if we are unable to sublease a major portion of the space in our corporate headquarters building.

    For the year ended September 30, 2001, we incurred an excess facility charge of $11.0 million for certain costs related to the unoccupied portion of our building in San Mateo. We currently expect that we will need to sublease approximately 60% of the space to a third party. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our costs in connection with leasing space in the building. The excess facility charge may be subject to market condition changes.

Item 7A. Qualitative And Quantitative Disclosures About Market Risks.

    Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents, short-term investments, and restricted cash are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at September 30, 2001, the interest earned on those cash and cash equivalents, short-term investments and restricted cash could increase or decrease by approximately $2.0 million on an annualized basis.

    Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at September 30, 2001. We do not enter into derivative transactions for trading or speculative purposes.

              Item 8. Financial Statements And Supplementary Data.

                     Keynote Systems, Inc. And Subsidiaries

                   Index To Consolidated Financial Statements

                        And Financial Statement Schedule

                                                                                   Page
                                                                                   ----

Independent Auditors' Report....................................................... 40
Consolidated Balance Sheets........................................................ 41
Consolidated Statements of Operations.............................................. 42
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss).... 43
Consolidated Statements of Cash Flows.............................................. 44
Notes to Consolidated Financial Statements......................................... 46
Supplementary Data (Unaudited)..................................................... 61


                          Independent Auditors' Report

The Board of Directors
Keynote Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2001. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/ KPMG LLP

Mountain View, California
October 25, 2001

                     Keynote Systems, Inc. and Subsidiaries

                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                 September 30,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------
                          ASSETS

Current assets:
  Cash and cash equivalents...............................   $ 53,130   $260,201
  Short-term investments..................................    198,566         --
                                                             --------   --------
    Total cash, cash equivalents, and short-term
      investments.........................................    251,696    260,201

  Accounts receivable, less allowance for doubtful
      accounts of $1,041 and $714 as of September 30,
      2001, and 2000, respectively........................      7,862      8,211
  Prepaids and other current assets.......................      4,649      1,569
                                                             --------   --------
   Total current assets...................................    264,207    269,981

Restricted cash...........................................     85,000     85,000
Property and equipment, net...............................     17,208      8,601
Goodwill and other intangibles............................      4,497     44,075
Other assets..............................................      1,752        954
                                                             --------   --------
   Total assets...........................................   $372,664   $408,611
                                                             ========   ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes payable........................   $    723   $  1,191
  Current portion of capital lease obligation.............        107        143
  Accounts payable........................................      2,385      1,642
  Accrued expenses........................................     10,626      7,797
  Accrued excess facility costs...........................     10,303         --
  Deferred revenue........................................      5,401      4,967
                                                             --------   --------
   Total current liabilities..............................     29,545     15,740

Notes payable, less current portion.......................         --        684
Capital lease obligation, less current portion............         --        107
                                                             --------   --------
   Total liabilities......................................     29,545     16,531
                                                             --------   --------

Stockholder's equity:
  Common stock, $0.001 par value; 100,000,000 shares
    authorized; 27,921,782 and 27,807,763 shares issued
    and outstanding as of September 30, 2001 and 2000,
    respectively..........................................         28         28
  Treasury stock..........................................     (1,086)        --
  Additional paid-in capital..............................    413,966    413,084
  Deferred compensation...................................       (452)    (5,629)
  Accumulated deficit.....................................    (71,804)   (15,403)
  Accumulated other comprehensive income..................      2,467         --
                                                             --------   --------
   Total stockholders' equity.............................    343,119    392,080
                                                             --------   --------
   Total liabilities and stockholders' equity.............   $372,664   $408,611
                                                             ========   ========

               See accompanying notes to the consolidated financial statements

                     Keynote Systems, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                         Years Ended September 30,
                                                      -------------------------------
                                                         2001      2000       1999
                                                      ---------  ---------  ---------

Revenues:
  Subscription services.............................  $ 43,428   $ 32,366    $ 7,055
  Consulting services...............................     2,201      1,401        217
                                                      --------   --------    -------
     Total revenues.................................    45,629     33,767      7,272
                                                      --------   --------    -------
Expenses:
  Costs of subscription services....................    13,388      9,577      2,314
  Costs of consulting services......................     2,971      1,973        444
  Research and development..........................     7,217      5,468      2,059
  Sales and marketing...............................    21,508     16,835      5,331
  Operations........................................     7,662      4,866      1,639
  General and administrative........................     7,265      5,442      1,642
  Restructuring costs...............................       271         --         --
  Excess facility costs.............................    11,012         --         --
  Acquisition-related charges, amortization and
    impairment of goodwill and other intangible
    assets, and amortization of stock-based
    compensation....................................    48,418      6,786        858
                                                      --------   --------    -------
     Total operating expenses.......................   119,712     50,947     14,287
                                                      --------   --------    -------
     Loss from operations...........................   (74,083)   (17,180)    (7,015)
Interest income.....................................    18,732     15,043        320
Interest expense....................................      (450)      (578)      (415)
                                                      --------   --------    -------
     Net loss before income taxes...................   (55,801)    (2,715)    (7,110)

Provision for income taxes .........................      (600)        --         --
                                                      --------   --------    -------
     Net loss.......................................  $(56,401)  $ (2,715)   $(7,110)
                                                      ========   ========    =======
Basic and diluted net loss per share................  $  (2.04)  $  (0.11)   $ (1.54)
                                                      ========   ========    =======
Shares used in computing basic and diluted net
  loss per share....................................  $ 27,713     25,343      4,622
                                                      ========   ========    =======




               See accompanying notes to the consolidated financial statements

                     Keynote Systems, Inc. and Subsidiaries


 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                      (in thousands, except share amounts)

                                      COMMON STOCK                                                                      ACCUMULATED
                                  ----------------------------                    DEFERRED   STOCKHOLDER                  OTHER
                                                        ADDITIONAL   TREASURY    STOCK-BASED     NOTES     ACCUMULATED COMPREHENSIVE
                                  SHARES     AMOUNT  PAID-IN-CAPITAL   STOCK     COMPENSATION RECEIVABLE     DEFICIT       INCOME
                                  -------  -------- ---------------  --------    ------------ -----------  ------------  -----------
 Balances as of September 30,
1998............................    4,927,301    5        347             -          -         (326)        (5,578)               -

 Issuance of common stock
pursuant to exercise of stock
options for cash and notes and
purchase of restricted stock
with notes......................    1,610,084    2      2,807             -          -          (79)             -                -

Deferred compensation related
to stock option grants                      -    -      1,911             -     (1,911)           -              -                -

 Repurchase of common stock.....      (92,598)   -        (11)            -          -            -              -                -

Repayment of stockholder notes
 receivable.....................            -    -          -             -          -           17              -                -

Amortization of stock-based
 compensation...................            -    -          -             -        776            -              -                -

Conversion of redeemable
preferred stock to common stock.   12,588,901   12     23,355             -          -            -              -                -

 Compensation related to
performance based stock options.            -    -         81             -          -            -              -                -

Issuance of common stock in
initial public offering, net of
issuance cost of $5,306..........   3,875,000    4     48,940             -          -            -              -                -


 Net loss.......................            -    -          -             -          -            -         (7,110)               -
                                  -------------------------------------------------------------------------------------------------

 Balances as of September 30,
1999............................  22,908,688   23     77,430             -     (1,135)         (388)       (12,688)               -


Issuance of common stock
  pursuant to exercise of stock
  options for cash..............     624,070    1      2,470             -          -             -              -                -

Issuance of common stock in
    connection with Velogic

                                      830,684    1     39,064             -          -            -              -                -
 Deferred compensation related  to
  Digital Content acquisition,
  net of amortization of $1.6
  million.......................            -    -          -             -     (4,834)           -              -                -

 Repurchase of common stock.....      (18,179)             (5)            -          -            -              -                -

Repayments of stockholder
notes...........................            -    -          -             -          -          388              -                -

 Amortization of stock-based
compensation....................            -    -          -             -        340            -              -                -

 Issuance of common stock in
public offerings, net of issuance
cost of $14,833 .................   3,462,500    3    294,125             -          -            -              -                -


 Net loss .......................           -    -          -             -          -            -         (2,715)
                                 ---------------------------------------------------------------------------------------------------

 Balances as of September 30,
2000 ............................  27,807,763   28    413,084             -     (5,629)           -        (15,403)               -

 Repurchase of common stock.....                 -
                                     (297,739)                       (2,442)         -            -              -


 Issuance of common stock .......     411,758    -        882         1,356          -            -              -

Deferred compensation related
to Amortization of stock-based
compensation ....................           -    -          -             -      5,177            -              -

 Net loss .......................           -    -          -             -          -            -        (56,401)

Unrealized gain on
available-for sale
investments, ....................           -    -          -             -          -            -              -            2,467
                                 ---------------------------------------------------------------------------------------------------

 Balances as of September
 30, 2001 .......................  27,921,782  28     413,966        (1,086)      (452)           -        (71,804)           2,467
                                 ===================================================================================================



                                       TOTAL
                                    STOCKHOLDERS'     COMPREHENSIVE
                                   EQUITY(DEFICIT)    INCOME (LOSS)
                                   -----------------  -------------
 Balances as of September 30,
1998............................   (5,552)

 Issuance of common stock
pursuant to exercise of stock
options for cash and notes and
purchase of restricted stock
with notes......................    2,730

Deferred compensation related
to stock option grants                  -

 Repurchase of common stock.....      (11)

Repayment of stockholder notes
 receivable.....................       17

Amortization of stock-based
 compensation...................      776

Conversion of redeemable
preferred stock to common stock.   23,367

 Compensation related to
performance based stock options.       81

Issuance of common stock in
initial public offering, net of
issuance cost of $5,306..........  48,944


 Net loss.......................   (7,110)             (7,110)
                                 -----------------------------------

 Balances as of September 30,
1999............................  63,242              (7,110)


 Issuance of common stock
pursuant to exercise of stock
options for cash.................   2,471

Issuance of common stock in
    connection with Velogic

                                   39,065
 Deferred compensation related
to Digital Content acquisition,
net of amortization of $1.6
million.........................   (4,834)

 Repurchase of common stock.....       (5)

Repayments of stockholder
notes...........................      388

 Amortization of stock-based
compensation....................      340

 Issuance of common stock in
public offerings, net of issuance
cost of $14,833 ................. 294,128


 Net loss .......................  (2,715)             (2,715)
                                 -------------------------------------

 Balances as of September 30,
2000 ............................ 392,080              (2,715)

 Repurchase of common stock......  (2,442)


 Issuance of common stock .......   2,238

Deferred compensation related
to Amortization of stock-based
compensation ....................   5,177

 Net loss ....................... (56,401)            (56,401)

Unrealized gain on
available-for sale
investments, ....................   2,467               2,467
                                 ---------------------------------------

 Balances as of September
 30, 2001 ....................... 343,119             (56,649)
                                 ========================================
















               See accompanying notes to the consolidated financial statements

                     Keynote Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                       Years Ended September 30,
                                                    ----------------------------
                                                       2001      2000      1999
                                                     --------  -------- --------

Cash flows from operating activities:
 Net loss ........................................ $ (56,401) $ (2,715) $ (7,110)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
  Depreciation and amortization ..................     6,012     2,521       868
  Amortization and impairment of goodwill and
   other intangible assets ......................     43,241     4,846        --
  Amortization of discount on notes ..............        --        33        43
  Amortization of stock-based compensation .......     5,177     1,941       776
  Compensation related to performance based
   stock options .................................        --        --        82
  Changes in operating assets and liabilities:
  Accounts receivable, net .......................       349    (5,725)   (1,841)
  Prepaids and other assets ......................    (3,878)   (1,651)     (786)
  Accounts payable, accrued expenses and accrued
    excess facility costs ........................    13,875     6,114     2,371
  Deferred revenue ...............................       434     3,880       849
                                                   ---------  --------  --------
   Net cash provided by (used for) operating
    activities ...................................     8,809     9,244    (4,748)
                                                   ---------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment .............   (14,844)   (7,482)   (2,622)
 Purchase of Digital Content, net of cash
  acquired .......................................        --    (8,546)      --
 Cash acquired in connection with Velogic
  acquisition ....................................        --       787       --
 Purchase of Envive, net of cash acquired ........    (3,410)       --       --
 Deferred compensation related to acquisition ....        --    (6,435)      --
 Purchase of short-term investments...............  (196,099)       --        --
                                                   ---------  --------  --------
   Net cash used for investing activities ........  (214,353)  (21,676)   (2,622)
                                                   ---------  --------  --------
Cash flows from financing activities:
 Repayments of notes payable and capital lease ...    (1,323)   (4,072)     (440)
 Proceeds from issuance of notes payable .........        --        --     3,646
 Issuance of warrants to purchase preferred
  stock in connection with notes .................        --        --        50
 Net proceeds from issuance of preferred stock
  and warrants ...................................        --        --    14,788
 Proceeds from issuance of common stock, net of
  issuance costs .................................     2,238     2,471     2,730
 Restricted cash for escrow deposit for lease
  agreement ......................................        --   (85,000)       --
 Repurchase of common stock ......................    (2,442)       (5)      (11)
 Repayments of stockholder notes .................        --       464        17
 Proceeds from public offering, net of issuance
  costs ..........................................        --   294,128    48,944
                                                   ---------  --------  --------
   Net cash (used for) provided by
    financing activities .........................    (1,527)  207,986    69,724
                                                   ---------  --------  --------
Net (decrease)increase in cash and
 cash equivalents ...............................   (207,071)  195,554    62,354
Cash and cash equivalents at beginning of the
   year..........................................    260,201    64,647     2,293
Cash and cash equivalents at end                   ---------  --------  --------
 of the year (1) (2).............................  $  53,130  $260,201  $ 64,647
                                                   =========  ========  ========

Noncash financing activities:
 Issuance of common stock for stockholder notes
  receivable ....................................   $   --    $   --    $     79
                                                    ========  ========  ========
 Deferred compensation ..........................   $   --    $   --    $  1,911
                                                    ========  ========  ========
 Purchase of property and equipment through
  capital leases ................................   $   --    $   --    $    418
                                                    ========  ========  ========
 Conversion of preferred stock to common stock ..   $   --    $   --    $ 23,367
                                                    ========  ========  ========
 Common stock and options issued in connection
  with acquisitions .............................   $   --    $ 39,065  $     --
                                                    ========  ========  ========


--------
(1) Excludes $85.0 million of restricted cash at September 30, 2001 and 2000.
(2) Excludes $198.6 million of short-term investments at September 30, 2001.

        See accompanying notes to the consolidated financial statements

                     Keynote Systems, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

(1) The Company

     Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the "Company") provide Internet performance measurement, diagnostic and consulting services to companies that operate electronic business, or e-business, web sites.

(2) Summary of Significant Accounting Policies

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances have been eliminated in consolidation.

(A) Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We adopted this SAB on July 1, 2001. Adoption of this bulletin did not have a material effect on our financial position or results of operations.

     Subscription services revenues consist of fees from subscriptions to the Company's Internet measurement, monitoring and diagnostic services. The Company's subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised mainly of deferred subscription revenue. A portion of subscription revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on the balance sheet. We do not generally grant refunds during our initial subscription term. All discounts granted during the initial term are netted against revenue. Revenue is not recognized during free trial periods. Revenues from consulting services are recognized as the services are performed, typically a period of one to three months. All of the revenue related to the Company's load-testing services is also included in consulting revenue. For consulting projects that span multiple months, the Company recognizes revenue on a percentage of completion basis.

(B) Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company is exposed to credit risk in the event of default by financial institutions with which cash and cash equivalents are held, to the extent of the amounts recorded on the balance sheet.

(D) Short-Term Investments

     The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist primarily of investment-grade debt securities. Investments classified as available-for-sale are recorded at fair market value with the related net unrealized gains and losses included in accumulated other comprehensive income/(loss), a component of stockholders' equity. Realized gains and losses are recorded based on specific identification.

                     Keynote Systems, Inc. and Subsidiaries

(E) Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the equipment or the lease term. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

(F) Other Comprehensive Income

     Other comprehensive income includes unrealized gains on short-term investments in debt securities which are excluded from earnings and reported as a component of stockholders' equity. The tax effect is expected to be immaterial.

(G) Financial Instruments and Concentration of Credit Risk

     The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable, and notes payable approximates fair market value. Cash and cash equivalents, restricted cash, and accounts receivable approximate fair market value due to their short-term nature. Notes payable approximate fair market value as interest rates on these notes approximate market rates. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable.

     Credit risk is concentrated in North America. The Company performs ongoing credit evaluations of the financial condition of its customers, and generally requires no collateral from customers. Based on the historical amount of accounts receivable written off in prior years, the Company currently believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein.

(H) Goodwill and Other Intangible Assets

     The excess of the purchase price paid over the fair value of net assets acquired in business combinations is classified as goodwill. Goodwill and other intangible assets are generally amortized on a straight-line basis over a three-year period. Amortization of goodwill and intangible assets was $12.7 million, $4.8 million, and $0 for the years ended September 30, 2001, 2000 and 1999, respectively.

     The Company reviews its long-lived assets, including goodwill and other intangible assets, for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on the hypothetical sale of the acquired entity at the end of the related goodwill amortization period.

(I) Stock-Based Compensation

     The Company accounts for stock option grants under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits the use of the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. Costs associated with stock-based compensation are amortized ratably over the vesting period of the individual award.

                     Keynote Systems, Inc. and Subsidiaries

(J) Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that the Company expects to realize.

 (K) Research and Development

    Research and development costs are expensed as incurred until technological feasibility has been established, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. To date, the Company's service offerings have been available for general release concurrent with the establishment of technological feasibility and accordingly, no development costs have been capitalized.

 (L) Net Loss Per Share

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

    The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                                            Year Ended
                                                                           September 30,
                                                                     ------------------------
                                                                       2001    2000    1999
                                                                      ------  ------  ------
   Shares outstanding under stock options ..........................  3,351   3,927   1,926
   Shares of restricted stock subject to repurchase.................    101     282   1,479
   Shares issuable pursuant to warrants to purchase common stock....     --      --     110

   The weighted-average exercise price of outstanding stock options was $19.58, $33.30 and $6.16 for the years ended September 30, 2001, 2000, and 1999, respectively. The weighted-average purchase price of restricted stock was $0.74, $0.25, and $0.25, for the years ended September 30, 2001, 2000, and 1999, respectively. The weighted-average exercise price of common stock warrants was $0.05 for the year ended September 30, 1999.

(M) Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), it retains many of the fundamental provisions of that statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS 144 on its financial position and results of operations, but is not expected to have any material impact on its reported results.

                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

     In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121.

     The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and SFAS 142 effective October 1, 2002. The Company has elected to early adopt SFAS 142, effective October 1, 2001. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 can continue to be amortized prior to the adoption of SFAS 142.

     SFAS 141 requires upon adoption of SFAS 142, that the Company evaluates its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss is recognized as a cumulative effect of a change in accounting principle in our statement of operations.

     The Company has elected to early adopt SFAS 142, effective October 1, 2001. At September 30, 2001, the Company had unamortized goodwill in the amount of approximately $3.0 million and unamortized identifiable intangible assets in the amount of approximately $1.5 million. These amounts will be subject to the transition provisions of SFAS 141 and 142, and as a result, beginning October 2001, goodwill will no longer be amortized. Amortization expense related to goodwill and intangible assets was approximately $12.7 million and $4.8 million, for the years ended September 30, 2001 and 2000, respectively. The Company does not currently expect that the adoption of SFAS 142 will have a material impact on its financial position or results of operations.


                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

(N) Reclassifications

    Certain amounts in the accompanying consolidated financial statements for fiscal 1999 and 2000 have been reclassified to conform to the financial statement presentation for fiscal 2001.

(3)  Investments

     The following table summarizes the Company's short-term investments in investment-grade debt securities as of September 30, 2001 (in thousands):

                                                            Gross          Gross          Estimated
                                            Amortized       Unrealized     Unrealized     Market
                                            Cost            Gains          Losses         Value
                                            ----            -----          ------         -----
Obligations of U.S. government
  agencies ................................ $ 14,990       $  153            ---           $ 15,143
Corporate debt securities .................  181,109        2,314            ---            183,423
                                             -------        -----            ---            -------

Total ..................................... $196,099       $2,467          $ ---           $198,566
                                             =======        =====            ===            =======


The tax effect is expected to be immaterial.

    The following table summarizes the maturities of fixed maturity investments available for sale at September 30, 2001 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                            Estimated
                                                             Amortized      Market
                                                             Cost           Value
                                                             ----           -----
Due in 1 year ............................................  $ 15,677       $ 15,735
Due in 2 years ...........................................   180,422        182,831
                                                            --------        -------
   Total .................................................  $196,099       $198,566
                                                             =======        =======



(4) Stockholder Notes Receivable and Loans to Related Parties

    In January 2001, the Company loaned $575,000 to Donald Aoki, our Vice President of Engineering, secured by a loan and security agreement, in connection with the repayment of a margin loan. The loan accrued interest at the rate of 5.9% per year and was paid in full in May 2001.

(5) Property and Equipment

    Property and equipment comprised the following (in thousands):

                                                                September 30,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------

   Computer equipment and software                           $ 21,990  $ 12,265
   Furniture and fixtures                                       1,241       292
   Leasehold improvements                                       3,996        68
                                                             --------  --------


                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

                                                               27,227    12,625
   Less accumulated depreciation and amortization..........    10,019     4,024
                                                             --------  --------
                                                             $ 17,208  $  8,601
                                                             ========  ========

(6) Accrued Expenses

    Accrued expenses comprised the following (in thousands):

                                                                September 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------

   Accrued employee compensation...........................  $    540  $    831
   Accrued interest........................................     1,920       311
   Other accrued expenses..................................     8,166     6,655
                                                             --------  --------
                                                             $ 10,626  $  7,797
                                                             ========  ========

 (7) Notes Payable

    Notes payable comprised the following (in thousands):

                                                                September 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------

   Equipment notes at an annual interest rates of between
     5.6% and 10.25% payable in monthly installments......   $    723  $  1,900
   Discount...............................................         --       (25)
                                                             --------  --------
                                                                  723     1,875
   Less current portion...................................        723     1,191
                                                             --------  --------
         Non-current portion of notes payable                $      0  $    684
                                                             ========  ========


(8) Stockholders' Equity

 (A) 1999 Equity Incentive Plan

    In September 1999, the Company adopted the 1999 Equity Incentive Plan (Incentive Plan). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company's right of repurchase that lapses as the shares vest. In general, options vest over a four-year period. As of September 30, 2001, the Company was authorized to issue up to 7.8 million shares of common stock in connection with the Incentive Plan to employees, directors, and consultants, which includes options reserved for issuance under the Company's 1996 and 1997 Stock Option Plans, which plans terminated upon the completion of the Company's initial public offering. The number of shares reserved under the Incentive Plan increases automatically on January 1 of each calendar year by a number of shares equal to 5% of the Company's outstanding shares on the preceding December 31.

    Stock options granted prior to April 1999 were generally immediately exercisable subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the unvested portion of the shares upon the voluntary or involuntary termination of the purchaser's employment with the Company at the original issuance cost. The Company's right of repurchase lapses with respect to 25% of the shares after one year and ratably on a monthly

                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

basis over the following three years. Through September 30, 2001, 101,000 shares of common stock issued upon exercise of stock options were subject to repurchase at a weighted-average price of $0.74 per share. Certain of these restricted shares were issued to officers and employees of the Company for full recourse promissory notes with interest rates ranging from 6% to 7% and terms of 5 years. As of September 30, 2000, these notes were paid in full.

    Under the Incentive Plan, the exercise price for incentive stock options is at least 100% of the stock's fair market value on the date of the grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonqualified stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning less than 10% of the voting power of all classes of stock. Options expire 10 years after the date of grant.

 (B) 1999 Employee Stock Purchase Plan

    In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (Purchase Plan) and the Company had reserved 914,399 shares of common stock for issuance under the purchase plan as of September 30, 2001. The number of shares reserved under the Purchase Plan increases automatically on January 1 of each calendar year by a number of shares equal to 1% of the Company's outstanding shares on the preceding December 31. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee's compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share will be 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan will be intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Through September 30, 2001, 193,503 shares had been issued under this plan, and 720,896 shares had been reserved for future issuance.

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

    Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows:

                                                    Years Ended September 30,
                                               -------------------------------
                                                  2001       2000       1999
                                               ---------  ---------  ---------
   Net loss (in thousands):
     As reported ............................  $(56,401)  $ (2,715)  $(7,110)
                                               ========   ========   =======
     Pro forma ..............................   (60,949)   (12,245)  $(7,297)
                                               ========   ========   =======
                                       52

   Basic and diluted net loss per share:
     As reported .................................    (2.04)    (0.11)  $ (1.54)
                                                    ========    =====   =======
     Pro forma ...................................  $ (2.20)    (0.48)  $ (1.58)
                                                    ========    =====   =======


                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

    The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted for the years ended September 30, 2001, 2000, and 1999, respectively, are as follows:

                                           2001       2000       1999
                                           ----       ----       ----

Volatility                                 60.00%     100.00%    100.00%
Risk-free interest rates                    4.52%       6.18%      5.45%
Expected life (in years)                    2.50        2.47       2.50
Dividend yield                                --          --         --


    The fair value of purchase rights granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the grants in fiscal 1999: no expected dividends, expected volatility of 100%, risk-free rate of 6.18% and expected life of six months. The weighted-average fair value of the purchase rights granted under the Purchase Plan during fiscal 1999 was $34.83 per share. There were no purchase rights granted during fiscal 2000 and 2001.

    A summary of activity under the Company's option plans is as follows (in thousands, except per share data):


                                                 Years Ended September 30,
                                     ------------------------------------------------------
                                           2001              2000              1999
                                     ----------------- ------------------ -----------------
                                         Weighted           Weighted           Weighted
                                         Average            Average            Average
                                         Exercise           Exercise           Exercise
                                      Shares   Price     Shares   Price     Shares   Price
                                     -------- -------   -------- -------   -------- -------
Outstanding at the
  beginning of the year..........      3,927   $33.30     1,926   $ 6.16       742   $ 0.21
Granted..........................      1,979    12.99     2,488    49.88     2,080     5.92
Exercised........................       (292)    3.72      (345)    2.09      (798)    0.66
Cancelled........................     (2,263)   39.66      (142)    0.42       (98)    0.78
                                     -------- -------   -------- -------   -------- -------
Outstanding at the end of
  the year.......................      3,351   $19.58     3,927   $33.30     1,926    $6.16
                                     ======== =======   ======== =======   ======== =======
Options exercisable at
  end of the year................        611   $14.48       478    $6.96       567    $1.47
                                     ======== =======   ======== =======   ======== =======
Weighted-average fair
  value of options granted
  during the year with
  exercise prices equal
  to fair value at date
  of grant.......................               $5.95             $50.02              $2.90
Weighted-average fair
  value of options granted
  during the year with
  exercise prices less
  than fair value at
  date of grant..................                  --                 --              $2.61

    The following table summarizes information about stock options outstanding as of September 30, 2001 (in thousands, except per share data):

                     Keynote Systems, Inc. and Subsidiaries

                               Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                           Number     Remaining    Average    Number    Average
                         Outstanding Contractual Exercise  Outstanding Exercise
    Exercise Prices      at 9/30/01     Life       Price                 Price
    ---------------      ----------- ----------- --------- ----------- ---------

From $0.20 to $0.24            12        6.3        $0.22        8       $0.21
From $0.50 to $0.50            29        7.2         0.50       20        0.50
From $1.60 to $2.05            76        7.5         1.62       28        1.62
From $3.20 to $4.42            66        7.6         3.98       39        4.00
From $6.77 to $10.10        1,344        8.7         8.80      322        8.46
From $10.31 to $15.31         825        9.3        13.01       72       11.42
From $15.81 to $23.06         345        9.0        18.51       42       20.10
From $24.25 to $36.00         226        8.9        32.95       31       32.85
From $36.69 to $54.75          87        8.7        51.20       27       51.31
From $56.69 to $81.13         333        8.1        69.51       17       66.69
From $102.25 to $152.00         3        2.5       137.12        3      145.47
From $154.00 to $154.00         5        8.4       154.00        2      154.00
                            -----        ---      -------      ---      ------
From $0.20 to $154.00       3,351        8.7      $ 19.58      611      $14.48
                            =====        ===      =======      ===      ======


(D) Stock Repurchase Plan

    The Company is authorized to repurchase up to $50.0 million of its common stock in the open market from time to time as market conditions warrant. As of September 30, 2001, the Company had repurchased 253,300 shares of stock at an aggregate price of approximately $2.4 million.

(9) Acquisitions

    On July 13, 2001, the Company acquired the management service provider business of Envive Corporation (Envive), a provider of web application performance management solutions. The transaction was accounted for under the purchase method of accounting. The acquisition is expected to supplement the Company's existing testing services. The price consideration was determined based on negotiations between the Company and Envive.

    The $3.4 million cash purchase consideration was allocated to the assets and liabilities acquired based on estimated fair values at the acquisition date. The primary purchase adjustments related to the recording of goodwill of approximately $2.2 million and other intangible assets of approximately $1.3 million. In accordance with SFAS 141, the Company did not record any goodwill amortization since the acquisition occurred after June 30, 2001. All of the $2.2 million in goodwill arising from the acquisition is expected to be deductible for tax purposes. Other intangible assets of $1.3 million include $1.2 million related to technology and $100,000 related to customer base. Intangible assets are being amortized on a straight-line basis over thirty-six months. Amortization of intangible assets related to the Envive acquisition was $239,000 for the year ended September 30, 2001. The consolidated statement of operations includes activity of Envive subsequent to the acquisition. The operating results of Envive were immaterial to the results of the Company as a whole, and would not have materially altered the results of the operations of the Company if the results of the two companies were combined on a pro forma basis for fiscal 2001. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

   Property and equipment, net .......................................    580
   Accounts receivable, net ..........................................     73
   Goodwill ..........................................................  2,209
   Other intangible assets, primarily technology and customer base ...  1,337



                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

   Current liabilities ...............................................   (114)
   Deferred revenue ..................................................   (643)
   Sales tax liability ...............................................   ( 42)
                                                                       ------
   Total purchase consideration ...................................... $3,400
                                                                       ======

    On August 18, 2000, the Company acquired Digital Content, L.L.C. (Digital Content), a provider of website accessibility monitoring for e-businesses. The Digital Content acquisition was accounted for under the purchase method of accounting.

    The transaction was completed for $15 million in cash, plus up to an additional $10 million in cash to be paid if certain revenue target goals are met in the 12 months ended December 31, 2001. If Digital Content's revenues equal or exceed the revenue target goals in the twelve months ended December 31, 2001, $10 million in cash shall be distributed pro rata by the Company to the designated members, except those members who were employees of Digital Content on the agreement date, but who are no longer employees of Digital Content on the payment date, according to the percentage of interest of each designated Digital Content member. Notwithstanding the previous sentence, in the event that Digital Content's revenues for the 12 months ended December 31, 2001 equal or exceed $4 million but are less than $5 million, $5 million in cash shall be distributed pro rata by the Company to all of the members according to each Digital Content member's percentage interest. Based on revenues generated by Digital Content to date, the Company considers it unlikely that the revenue target goals will be achieved, and therefore considers it unlikely that any additional cash payments will be made.

    On June 2, 2000, the Company acquired Velogic, Inc. (Velogic), a provider of load-testing services for e-businesses. The Velogic acquisition was intended to be a tax-free reorganization and was accounted for under the purchase method of accounting.

    In connection with the Velogic acquisition, the Company issued an aggregate of 830,684 shares of its common stock for all of the outstanding capital stock of Velogic and assumed all stock options and warrants of Velogic, of which 166,137 shares were subject to an escrow to ensure certain indemnification obligations of the former Velogic shareholders. These shares were released on December 29, 2000. The value of shares issued and stock options assumed (the purchase consideration) was approximately $39.2 million.

    In addition, if Velogic achieves certain revenue targets attributed to Velogic products and services in calendar 2001, the Company will be obligated to issue to the former Velogic shareholders additional shares of Keynote common stock or cash having an aggregate value of up to approximately $3.9 million. If these revenue goals are met, the Company could be obligated to issue additional shares of its common stock, or cash, having an aggregate value of up to approximately $7.8 million. The determination as to whether cash or stock will be paid, if performance targets are met is at the sole discretion of the Company. Based on revenues generated by Velogic to date, the Company considers it unlikely that the revenue target goals will be achieved, and therefore considers it unlikely that any additional cash or stock payments will be made.

    The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the year ended September 30, 2000, assuming Velogic and Digital Content had been acquired on October 1, 1999, (in thousands, except per share data):

                                                                  Year Ended
                                                                 September 30
                                                             ------------------
                                                                     2000
                                                                   --------
   Revenues .....................................................  $ 34,632

   Net loss ............................................(24,823)
   Basic and diluted net loss per share ................  (0.96)
   Shares used in pro-forma per share computation ...... 25,824



                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

(10)  Impairment and Other Charges

(A)  Impairment of Goodwill and Other Intangible Assets

    The Company's acquisition of Velogic was accounted for as a purchase business combination, and resulted in approximately $36.7 million of goodwill and approximately $4.1 million of other intangible assets. The Company's acquisition of Digital Content was also accounted for as a purchase business combination, and resulted in approximately $5.2 million in goodwill and approximately $3.1 million in other intangible assets.

    Because the Velogic and Digital Content acquisitions have not met the performance targets established at the time of acquisition, and because market conditions used as a basis for estimating terminal values continue to remain depressed, the Company performed an impairment assessment of its goodwill and other intangible assets recorded in connection with the acquisitions. As a result, management recorded an impairment charge during the year ended September 30, 2001 in the amount of approximately $30.5 million. The Company assessed the recoverability of goodwill and intangible assets using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill and intangible assets amortization period. At September 30, 2001, the Company had a remaining balance of goodwill and other intangible assets of approximately $4.5 million. The impairment charge and remaining carrying value of goodwill and intangible assets is summarized as follows (in thousands):

                                                Other                 Carrying
                                              Intangible              Value at
                                  Goodwill      Assets       Total     9/30/01
                                 ----------    --------     -------   --------
      Digital Content ...........$   3,100     $  1,800     $ 4,900    $  883
      Velogic ...................   23,000        2,600      25,600       442
      Envive ....................      --           --         --       3,172
                                 ---------     --------     -------    ------
          Total .................$  26,100     $  4,400     $30,500    $4,497
                                 =========     ========     =======    ======


(B)  Restructuring Charge

    In April 2001, the Company incurred restructuring costs of $271,000 relating to a reduction in workforce. The Company reduced its workforce by approximately 36 employees, or a 13% reduction from March 31, 2001. The restructuring costs consisted of severance payments, which were paid in full during the quarter ended June 30, 2001.

(C)  Excess Facility Charge

    During the year ended September 30, 2001, the Company recorded a charge of $11.0 million for certain costs related to the unoccupied portion of its building in San Mateo, California. The Company is currently occupying approximately 40% of the building, and is actively seeking tenants for the remaining 60%. The $11.0 million charge includes certain lease costs such as lease expense, insurance, and property taxes. Other operating costs associated with the unoccupied space will be reported as incurred as operating expenses in future periods. Actual future cash requirements may differ materially from the reserve balance at September 30, 2001. As of September 30, 2001, $10.3 million of the excess facility charge remains accrued.

(11) Income Taxes

    Loss (excluding allocations of corporate overhead) before income taxes is attributable to the following geographic locations for the years ended September 30, 2001, 2000, and 1999 (in thousands):


                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

                                              Year Ended September 30,
                                            -----------------------------
                                              2001      2000      1999
                                            --------  --------  --------

   United States .......................... $(55,891) $(1,536)  $(7,110)
   Foreign ................................       90   (1,179)       --
                                            --------  -------   -------
   Income or loss before income taxes ..... $(55,801) $(2,715)  $(7,110)
                                            ========  =======   =======


    Income tax expense for the years ended September 30, 2001, 2000, and 1999 consisted of the following (in thousands):

                                              Year Ended September 30,
                                            ------------------------------
                                              2001      2000      1999
                                            --------  --------  --------
   Current:
         Federal ...........................$     --  $    --   $    --
         Foreign ...........................     194       --        --
         State .............................     406       --        --
                                            --------  --------  --------
   Total current tax expense ...............$    600       --   $    --
                                            ========  ========  ========
   Deferred:
         Federal ...........................$     --  $    --   $    --
         State .............................      --       --        --
                                            --------  --------  --------
   Total deferred tax expense ..............$     --       --   $    --
                                            ========  ========  ========
   Total income tax expense ................$    600  $    --   $    --
                                            ========  ========  ========

    Income tax expense (benefit), in thousands, for the years ended September 30, 2001, 2000, and 1999 differed from the amounts computed by applying the statutory federal income tax rate of 35% for fiscal 2001, and 34% for fiscal 2000 and fiscal 1999 to pretax income (loss) as a result of the following (in thousands):

                                              Year ended September 30,
                                            -------------------------------
                                              2001       2000        1999
                                            ---------  ---------  ---------

   Federal tax benefit at statutory rate     $(19,529)  $  (918)   $(2,417)
   State tax expense at statutory rate            374        --         --
   Change in valuation allowances                  --      (936)        --
   Net operating loss not utilized              8,253       481      2,220
   Non-deductible goodwill                     11,294     1,444         --
   Non-deductible expenses                         14         9        197
   Alternative minimum tax                         32        --         --
   Foreign tax differential                       162       (80)        --
                                            ---------  --------   --------
                                       57

   Total income tax expense ................  $600       $--       $ --
                                            ========  ========  ========

    The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are presented below (in thousands):


                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

                                                  September 30,
                                               ------------------
                                                 2001      2000
                                               --------  --------
   Deferred tax assets:
     Accruals, reserves and other ............ $ 1,195    $   696
     Accrued facilities ......................   4,196         --
     Deferred start-up costs .................      39        105
     Deferred compensation ...................      --         81
     State taxes .............................      60         --
     Intangibles related to acquisition ......   5,366        802
     Net operating loss carryforwards ........   7,633      8,383
     Tax credit carryforwards ................   1,108        780
                                               -------    -------
     Gross deferred tax assets ...............  19,597     10,847
     Valuation allowance ..................... (19,240)    (9,321)
                                               -------    -------
     Total deferred tax assets ...............     357      1,526
                                               -------    -------
   Deferred tax liabilities:
     Acquired intangible assets ..............      --     (1,429)
     Plant and equipment .....................    (357)       (97)
                                               -------    -------
     Total deferred tax liabilities ..........    (357)    (1,526)
                                               -------    -------
   Net deferred tax assets ...................      --         --
                                               =======    =======


    Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended September 30, 2001, 2000, and 1999 was an increase of $9.9 million, $4.6 million, and $2.5 million, respectively. The Company's accounting for deferred taxes under SFAS No. 109, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets and the absence of taxable income in prior carryback years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon several factors, including the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences become deductible, history of operating income or losses. At present, management does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets.

    As of September 30, 2001, approximately $4.2 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital if and when subsequently realized.

    Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management's intention to reinvest such undistributed earnings outside the United States.

    The Company has net operating loss carryforwards for U.S. and foreign income tax purposes of approximately $17.7 million and $1.7 million, respectively, available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized, in the year 2010. The foreign net operating loss carryforwards will begin to expire in the year 2005. In addition, the Company had approximately $13.4 million of net operating loss carryforwards available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will begin to expire, if not utilized, in the year 2003.


                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

    As of September 30, 2001, the Company had research credit carryforwards for federal and state income tax purposes of approximately $713,000 and $607,000, respectively, available to reduce future income taxes The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards expire indefinitely.

    Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

(12) Commitments and Contingencies

(A)  Leases

    The Company leases its facilities and certain equipment under noncancellable operating leases, which expire on various dates through December 2005. Additionally, the Company has recorded equipment under a capital lease. At September 30, 2001, future minimum payments under the leases, net of sublease income, are as follows (in thousands):

Year ending September 30:

                                                  Operating Capital
                                                  --------- -------

   2002 .........................................    1,579     110
   2003 .........................................    1,973      --
   2004 .........................................    2,271      --
   2005 .........................................   89,017      --
   Thereafter ...................................       26      --
                                                  --------   -----
   Total minimum lease payments ................. $ 94,866    $110
                                                  ========
   Less amount representing interest ............                3
                                                             -----
   Present value of minimum lease payments,
      all of which is current ...................              107
                                                             =====
    The above amounts do not include lease expenses related to the excess facility charge that have already been accrued as of September 30, 2001.

    Rent expense for the years ended September 30, 2001, 2000, and 1999 was approximately $2,075,000, $1,356,000, and $551,000 respectively.

                     Keynote Systems, Inc. and Subsidiaries

    On July 11, 2000, the Company entered into a lease agreement for an 188,000 square foot office building in San Mateo, California which the Company began occupying in March 2001. Payments under this operating lease are based on LIBOR. The rates are charged based on 30-day to 180-day LIBOR contracts. To fully collateralize this obligation, $85.0 million has been deposited in an interest-bearing escrow account and is included in the balance sheet as restricted cash as of September 30, 2001 and 2000. In accordance with the lease agreement, the cash restriction expires on June 2005.

(B)  Legal Proceedings

    The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

    Beginning August 16, 2001, a number of class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and the underwriters. These so-called "laddering" lawsuits are essentially identical, and were brought on behalf of those who purchased the Company's publicly traded securities between September 24, 1999 and August 19, 2001. These complaints allege that the underwriters of its initial public offering allocated shares in its initial public offering in exchange for agreements by investors to buy additional shares in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that the prospectus for its initial public offering was false and misleading in violation of federal securities laws because it did not disclose these alleged arrangements. The complaints, together with numerous other "laddering" cases, have been consolidated into a single action. The Company believes the claims are without merit and intends to defend the actions vigorously. However, these claims, even if not meritorious, could be expensive and divert management's attention from operating the company.

(C)  Stock Options Exchange Program

    In April 2001, the Company's board of directors approved a voluntary stock option exchange program. The Company offered its employees (other than its Chief Executive Officer, executive officers who report to the Chief Executive Officer, directors and non-exempt employees) the opportunity to cancel certain stock options granted on or after September 24, 1999, with exercise prices above the current market value of the Company's common stock, in exchange for new options to be granted at least six months and one day after the current options are cancelled at the then fair market value. Options to purchase a total of approximately 1.2 million shares were cancelled pursuant to this program on May 8, 2001. Subject to the terms and conditions of the program, the Company, on November 12, 2001, granted new options to purchase a total of approximately 1.2 million shares at $7.52 per share.

(13) Geographic, Segment, and Significant Customer Information

The Company has determined that it operates in a single operating segment: the development and sale of services to measure, assure and improve the quality of service of web sites.

    The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These sales and foreign-owned assets are not significant.

    Significant customer information is as follows:

                                                   Percent of Total
                               Percent of             Accounts
                              Total Revenue          Receivable
                         ----------------------  ------------------
                              Years Ended
                             September 30,        At September 30,
                         ----------------------  ------------------
                            2001  2000  1999       2001       2000
                            ----  ----  ----       ----       ----

   Customer A .........      --    2%    6%         --         --

   Customer B .........      --   10%    5%         --         13%

                     Keynote Systems, Inc. and Subsidiaries

Supplementary Data (Unaudited)

    The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2001.

                                                2001
                       --------------------------------------------------------
                                     Quarter Ended
                       -------------------------------------------  Year Ended
                       December 31, March 31  June 30  September 30 September 30
                          2000
                       -----------  --------  -------  ------------ ------------
                                 (In thousands, except per share data)

Revenues .............   $13,018    $12,027   $11,069    $ 9,515      $ 45,629
Total operating
  expenses ...........    22,673     20,902    49,236     26,901       119,712
Loss from operations .    (9,655)   (8,875)   (38,167)   (17,386)      (74,083)
Net loss .............    (4,428)   (3,693)   (34,448)   (13,832)      (56,401)
Basic and diluted net
  loss per share .....     (0.16)    (0.13)     (1.24)     (0.50)        (2.04)



                                                2000
                       --------------------------------------------------------
                                     Quarter Ended
                       -------------------------------------------  Year Ended
                       December 31, March 31  June 30  September 30 September 30
                          1999
                       -----------  --------  -------  ------------ ------------
                               (In thousands, except per share data)

Revenues ..............   $ 4,796   $ 7,178   $ 9,715    $12,078      $ 33,767
Total operating
  expenses ............     7,591    10,126    13,400     19,830        50,947
Loss from operations ..    (2,795)   (2,948)   (3,685)    (7,752)      (17,180)
Net (loss) income .....    (2,036)     (441)    1,723     (1,961)       (2,715)
Basic and diluted net
  (loss) income per
  share ...............     (0.09)    (0.02)     0.06      (0.07)        (0.11)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    Information relating to our executive officers is presented under Item 4A in this report. Information relating to our directors is presented under the caption "Proposal No. 1--Election of Directors" in our definitive proxy statement in connection with our 2001 Annual Meeting of Stockholders to be held in March 2002 to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference.


                     Keynote Systems, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements--(Continued)

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

                                          Incorporated by Reference
                                       -------------------------------
 Exhibit                                               Filing  Exhibit  Filed
   No.             Exhibit             Form File No.    Date     No.   Herewith
 ------- ---------------------------   ---- --------- -------- ------- --------

 2.01    Agreement and Plan of
         Reorganization dated as of
         May 9, 2000, by and between
         Keynote and Velogic, Inc.     8-K  000-27241 06-16-00  2.01
 2.02    Agreement and Plan of
         Reorganization dated as of
         August 18, 2000 by and
         among Keynote, Big Red
         Acquisition Corporation,
         Digital Content, L.L.C. and
         the members of Digital
         Content L.L.C.                8-K  000-27241 09-01-00  2.01
 3.01    Amended and Restated
         Certificate of
         Incorporation.                S-1  333-94651 01-14-00  3.04
 3.02    Bylaws.                       14A  000-27241 01-19-00 Annex B
 4.01    Form of Specimen Stock
         Certificate for Keynote
         common stock.                 S-1  333-82781 09-22-99  4.01
 4.02    Third Amended and Restated
         Investors' Rights
         Agreement, dated as of
         April 26, 1999.               S-1  333-82781 07-13-99  4.02
 10.01   Form of Indemnity Agreement
         between Keynote and each of
         its directors and executive
         officers.                     S-1  333-94651 01-14-00 10.01A
 10.02   1996 Stock Option Plan.       S-1  333-82781 07-13-99  10.02
 10.03   1999 Stock Option Plan.       S-1  333-82781 07-13-99  10.03
 10.04   1999 Equity Incentive Plan
         and related forms of stock
         option agreement and stock
         option exercise agreement.    S-1  333-82781 08-23-99  10.04
 10.05   1999 Employee Stock
         Purchase Plan and related
         forms of enrollment form,
         subscription agreement,
         notice of withdrawal and
         notice of suspension.         S-1  333-82781 08-23-99  10.05
 10.06   401(k) Plan.                  S-1  333-82781 07-13-99  10.06
 10.08*  Employment Agreement dated
         as of December 9, 1997
         between Keynote and Umang
         Gupta.                        S-1  333-82781 07-13-99  10.08
 10.09   Form of Loan Agreement
         between the Keynote and
         Umang Gupta, dated as of
         June 28, 1999.                S-1  333-82781 09-22-99  10.09
 10.10*  Loan and Security Agreement
         between Keynote and
         Don Aoki, dated as of
         January 3, 2000.              10-Q 000-27241 05-15-00  10.01
 10.13   Lease between Keynote and
         IBJTC Leasing Corporation-
         BSC dated as of July 11,
         2000.                         10-Q 000-27241 08-14-00  10.01
 21.01   Subsidiaries of Keynote.                                          X
 23.01   Consent of KPMG LLP,
         independent auditors.                                             X

* Management Contract or Compensatory Plan

 (b) Reports on Form 8-K

         We did not file any current reports on Form 8-K during the year ended September 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 28th day of December, 2001.

                                          KEYNOTE SYSTEMS INC.

                                          By:       /s/ Umang Gupta
                                              ---------------------------------
                                                        Umang Gupta
                                                 Chairman of the Board and
                                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                 Name                           Title                  Date

                 ----                           -----                  ----

 Principal Executive Officer:

         /s/ Umang Gupta             Chairman of the Board,    December 28, 2001
 ----------------------------------  Chief Executive Officer
             Umang Gupta             and Director

 Principal Financial Officer And
   Principal Accounting Officer:

         /s/ John Flavio             Senior Vice President of  December 28, 2001
-----------------------------------  Finance and Chief
             John Flavio             Financial Officer

 Additional Directors:

         /s/ David Cowan             Director                  December 28, 2001
 ----------------------------------
             David Cowan

         /s/ Mark Leslie             Director                  December 28, 2001
 ----------------------------------
             Mark Leslie

                                     Director                  December 28, 2001
 ----------------------------------
           Stratton Sclavos

                                     Director                  December 28, 2001
 ----------------------------------
           Leo Hindery Jr.

                              KEYNOTE SYSTEMS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                BALANCE AT ADDITIONS
                                BEGINNING  CHARGED TO               BALANCE AT
    CLASSIFICATION PERIOD       OF PERIOD  OPERATIONS  WRITE-OFFS  END OF PERIOD
    ---------------------       ---------- ----------  ----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  YEAR ENDED
  September 30, 2001 ...........$714,000  $2,995,000   $(2,668,000)   $1,041,000
  September 30, 2000 ...........$255,000  $  896,000   $  (437,000)   $  714,000
  September 30, 1999 ...........$ 22,000  $  301,000   $   (68,000)   $  255,000