Form 10-K405/A
period 2001-09-30
KEYNOTE SYSTEMS INC
filed 2002-01-28
CIK 1032761

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                (Amendment No. 1)

                                ----------------

(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________ .

                        Commission File Number 000-27241

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

                                 (650) 403-2400

   (Address, including Zip Code, and Telephone Number, including Area Code, of
                   Registrant's Principal Executive Offices)


        Securities to be registered pursuant to Section 12(b) of the Act:

                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 Par Value Per Share

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    As of December 24, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant was $211,918,663.

    The number of shares of the Registrant's common stock outstanding as of December 24, 2001 was 28,212,206.

================================================================================

EXPLANATORY NOTE: This is Amendment No. 1 to the annual report on Form 10-K of Keynote Systems, Inc. for the fiscal year ended September 30, 2001. The purpose of this amendment is to provide the information required by Part III of Keynote's annual report on Form 10-K.


                                TABLE OF CONTENTS

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ...............  1
Item 11.   Executive Compensation ...........................................  3
Item 12.   Security Ownership of Certain Beneficial Owners and Management ...  8
Item 13.   Certain Relationships and Related Transactions ................... 10

           Signatures ....................................................... 12

                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

         The following table sets forth information regarding our executive officers and directors as of December 31, 2001:

Name                    Age     Position
- ----                    ---     --------
Umang Gupta             52    Chairman of the Board and Chief Executive Officer of Keynote
John Flavio             54    Senior Vice President of Finance, Chief Financial Officer and Secretary
Donald Aoki             44    Vice President of Engineering
Lloyd Taylor            43    Vice President of Technology and Operations
Marilyn Kanas           55    Vice President of Marketing and Public Services
David Cowan             35    Director
Mark Leslie             55    Director
Stratton Sclavos        40    Director
Leo Hindery, Jr.        54    Director

         Umang Gupta has served as one of our directors since September 1997 and as our Chief Executive Officer and Chairman of our Board of Directors since December 1997. From January 1996 to December 1997, he was a private investor and an advisor to high-technology companies. From October 1984 to January 1996, Mr. Gupta was the founder and Chairman of the Board of Directors and Chief Executive Officer of Centura Software Corporation, formerly known as Gupta Corporation, a client/server tools and database company. Prior to founding Gupta Corporation, from 1981 to 1984, he was with Oracle Corporation, an enterprise software company, where the last position he held was Vice President and General Manager of its Microcomputer Products Division. From 1973 to 1980, Mr. Gupta held various sales and marketing positions at IBM. Mr. Gupta holds a B.S. degree in chemical engineering from the Indian Institute of Technology, Kanpur, India, and has a M.B.A. degree from Kent State University.

         John Flavio has served as our Senior Vice President of Finance since October 2001 and as our Chief Financial Officer and Secretary since July 1999. Between July 1999 and October 2001, he also served as our Vice President of Finance. From July 1993 to July 1999, he served as Chief Financial Officer, Senior Vice President, Administration and Finance, Secretary and Treasurer of Mosaix Inc., a provider of call management systems and customer relationship management applications, which was acquired by Lucent Technologies in July 1999. Prior to joining Mosaix, Mr. Flavio worked for a number of high-technology companies, including serving as Chief Financial Officer for Lumisys Inc., a manufacturer of digital cameras used for medical x-ray scanning, and Ministor Peripherals, a manufacturer of sub-miniature disk drives used in portable computers. From 1971 to 1975, Mr. Flavio worked for the public accounting firm of Ernst and Young. Mr. Flavio holds a B.S. degree in finance from Santa Clara University and is a certified public accountant.

         Donald Aoki has served as our Vice President of Engineering since May 1997. From December 1994 to May 1997, he served as General Manager and Director of software development at Aspect Communications, a customer relationship portals and call center company. From 1992 to 1994, Mr. Aoki served as Director of Development of TIBCO, an e-business infrastructure software company, and from 1985 to 1992 as Senior Director of Development for Oracle Corporation. Mr. Aoki holds a B.S. degree in computer science from the University of Southern California and a M.S. degree in electrical engineering and computer science from the Massachusetts Institute of Technology.

Lloyd Taylor has served as our Vice President of Technology and Operations since January 1999. From January 1997 to December 1998, he served as Vice President of Technical Operations of the Web Site Management Group of Digex, Inc., a web site management services company. From May 1981 to January 1997, he served in various positions at the Applied Physics Laboratory at Johns Hopkins University, most recently as Corporate Telecommunications Manager, where he designed and implemented computer systems for several NASA space shuttle missions and highly secured encryption systems for military applications. Mr. Taylor holds an M.S.E.E. degree in electrical engineering from Johns Hopkins University and a

B.S.E.E. degree in electrical engineering and a B.S.C.S. degree in computer science, each from Washington University.

         Marilyn Kanas has served as our Vice President of Marketing and Public Services since October 2000. From June 2000 to October 2000, she served as our Senior Director of Public Services. From January 2000 to June 2000, Ms. Kanas served as Vice President of Marketing for Velogic, Inc., a provider of web site load-testing services, which we acquired in June 2000. From November 1998 to January 2000, Ms. Kanas served as Vice President of Field Marketing at Netmanage, a supplier of e-business infrastructure software, and from January 1998 to November 1998 she was an independent marketing consultant. From July 1996 to January 1998 she served as Vice President of Worldwide Marketing at Datametrics, a systems management software company, which was acquired by Zitel, which was subsequently acquired by Fortel. From December 1993 to June 1996, she served as Director of A+ Software Marketing of Amdahl Corporation, an enterprise-level management and operational software company. Ms. Kanas holds a B.A. degree in sociology from the University of Pennsylvania.

         David Cowan has served as one of our directors since March 1998. Since August 1996, Mr. Cowan has served as a General Partner of Bessemer Venture Partners, a venture capital investment firm. Mr. Cowan was an Associate at Bessemer Venture Partners from July 1992 to July 1996. From August 1996 to April 1997, Mr. Cowan also served as Chief Executive Officer of Visto Corporation, an Internet services company. From January 1995 to June 1996, he also served as Chairman of the Board, and from January 1995 to June 1995, he served as Chief Financial Officer, of VeriSign, Inc., a provider of digital certificates and related Internet trust services. Mr. Cowan also serves as a Director on the Board of VeriSign as well as the boards of several private companies. Mr. Cowan holds an A.B. degree in mathematics and computer science and a M.B.A. degree from Harvard University.

         Mark Leslie has served as one of our directors since June 1999. Since May 2001, he has served as the Managing Director of Leslie Ventures, LP, a private investment company. He has served as an adjunct professor at the Stanford Graduate School of Business since January 2002 and at Berkeley Haas School of Business since August 2001. From 1990 to November 2000, he served as President and Chief Executive Officer and from April 1997 until December 2001 as Chairman of VERITAS Software Corporation, a storage management software company. He has served as a director of VERITAS since 1988. He also serves on the boards of Avaya, Inc., Brocade Communications Systems, Inc., and Vertex Venture Holdings. Mr. Leslie holds a B.A. degree in physics and mathematics from New York University, and he completed Harvard Business School's program for management development.

         Stratton Sclavos has served as one of our directors since April 1999. Since July 1995, Mr. Sclavos has served as the President, Chief Executive Officer and a director of VeriSign, Inc. From October 1993 to June 1995, he served as Vice President of Worldwide Marketing and Sales of Taligent, Inc., a business development software company that was a joint venture between Apple Computer, IBM and Hewlett-Packard. Mr. Sclavos is also a director of Juniper Networks, Inc., Intuit, Inc. and Marimba, Inc. Mr. Sclavos holds a B.S. degree in electrical and computer engineering from the University of California, Davis.

         Leo Hindery, Jr. has served as one of our directors since March 2001. Since September 2001, Mr. Hindery has served as the Chairman and Chief Executive Officer of Yankees Entertainment and Sports Network LLC (YES), a regional sports network formed around the broadcast rights of the New York Yankees, the New Jersey Nets and the New Jersey Devils. Since January 2001, Mr. Hindery has also served as the Chairman of HL Capital, Inc., his family's private investment and charitable organization. From December 1999 to January 2001, he served as the Chairman of the Board and Chief Executive Officer of GlobalCenter Inc., the Internet services subsidiary of Global Crossing Ltd., a web hosting provider, which subsidiary was acquired by Exodus Communications, Inc., in January 2001. In addition, from March 2000 to October 2000, Mr. Hindery served as interim Chief Executive Officer of Global Crossing. From March 1999 to November 1999, he served as the President and Chief Executive Officer of AT&T Broadband, a provider of telephony, video and data services operations. From March 1997 to March 1999, Mr. Hindery served as President and Chief Executive Officer of Tele-Communications, Inc., a cable television and programming company, which was acquired by AT&T. Before this, he was Managing General Partner of InterMedia Partners, a cable television system operator that he founded in January 1988. Mr. Hindery also serves as a director of GT Group Telecom Inc. and Akamai Technologies, Inc. He holds an M.B.A. degree from Stanford University and a B.A. degree in economics and political science from Seattle University.

Compliance Under Section 16(a) of the Securities Exchange Act of 1934

        Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

        Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements for the year ended September 30, 2001 were met.

Item 11. Executive Compensation

        The following table presents compensation information for the fiscal years ending September 30, 1999, 2000 and 2001 paid or accrued to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2001.

                           Summary Compensation Table

                                                                                                       Long Term
                                                                                                     Compensation
                                                                                                     ------------
                                                                  Annual Compensation                   Awards
                                                                  -------------------                   ------
                                                                                                      Securities
                                               Fiscal                                                 Underlying
Name and Principal Position                     Year          Salary                Bonus               Options
- ---------------------------                     ----          ------                -----               -------
Umang Gupta ...........................         2001         $200,645             $150,000(1)                  --
    Chief Executive Officer                     2000          200,860              100,000(1)             300,000
                                                1999          188,288                   --                     --

John Flavio ...........................         2001          185,148               41,933(2)              75,000
    Senior Vice President of Finance            2000          173,713               17,000(2)              30,000
    and Chief Financial Officer                 1999           31,417                   --                205,000

Donald Aoki ...........................         2001          179,154               14,875                120,000
    Vice President of Engineering               2000          168,842                8,500                 30,000
                                                1999          166,920                   --                 50,000

Marilyn Kanas .........................         2001          167,388               11,000                 50,000
    Vice President of Marketing                 2000           41,427                   --                 69,770
                                                1999               --                   --                     --

Richard Burk(3)........................         2001          126,323               62,498                200,000
    Senior Vice President of Worldwide          2000               --                   --                     --
    Sales                                       1999               --                   --                     --

(1) All of Mr. Gupta's bonus in fiscal 2001 was for services rendered in fiscal 2000, and all of his bonus in fiscal 2000 was for services rendered in fiscal 1999.
(2) $28,000 of Mr. Flavio's bonus in fiscal 2001 was for services rendered in fiscal 2000, and $8,500 of his bonus in fiscal 2000 was for services rendered in fiscal 1999.
(3) Mr. Burk served as our Senior Vice President of Worldwide Sales from February 2001 to December 2001.

                          Option Grants in Fiscal 2001

        The following table presents the grants of stock options under our 1999 Equity Incentive Plan during the fiscal year ended September 30, 2001 to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2001.

        All options granted under our 1999 Equity Incentive Plan are either incentive stock options or nonqualified stock options. Options granted under our 1999 Equity Incentive Plan may be immediately exercisable subject to our right to repurchase these shares upon termination of the optionee's employment with us. This right generally lapses as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month. Options granted under our 1999 Equity Incentive Plan that are not immediately exercisable generally vest over four years and become exercisable as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month. Options expire 10 years from the date of grant.

         Options were granted at an exercise price equal to the fair market value of our common stock, as determined by our board on the date of grant. In the year ending September 30, 2001, we granted to our employee's options to purchase a total of 1,979,000 shares of our common stock.

         Potential realizable values are computed by:

         o multiplying the number of shares of common stock subject to a given option by the market price per share of our common stock on the date of grant;

         o assuming that the aggregate option exercise price derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire 10 year term of the option; and

         o  subtracting from that result the aggregate option exercise price.

         The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices. The closing price per share of our common stock as reported on the Nasdaq National Market on September 28, 2001, the last trading day of fiscal 2001, was $7.60.

                                              Individual Grants                          Potential Realizable
                          ----------------------------------------------------------      Value at Assumed
                             Number of        Percent of                                Annual Rates of Stock
                            Securities       Total Options                                Price Appreciation
                            Underlying         Granted to      Exercise                    for Option Term
                              Options          Employees        Price     Expiration   -----------------------
Name                         Granted         in Fiscal 2001   Per Share      Date         5%            10%
- ----                        -----------   -----------------   ---------   ----------   -------       --------
Umang Gupta ............            --               --%       $  --           --         $  --          $  --
John Flavio ............        75,000              3.8         9.02     07-18-11       425,447      1,078,167
Donald Aoki ............       120,000              6.1         9.02     07-18-11       680,716      1,725,067
Marilyn Kanas ..........        20,000              1.0        16.00     01-16-11       201,246        509,998
                                30,000              1.5         9.02     07-18-11       170,179        431,267
Richard Burk ...........       200,000             10.1        15.31     02-15-11     1,925,675      4,880,039

Aggregated Option Exercises in Fiscal 2001 and Option Values at September 30,
2001

         The following table presents the number of shares of common stock subject to vested and unvested stock options held as of September 30, 2001 by our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2001. None of these individuals exercised stock options during the fiscal year ended September 30, 2001 or held in-the-money options as of September 30, 2001, based on $7.60, the closing price per share of our common stock on September 28, 2001, the last trading day of fiscal 2001, as reported on the Nasdaq National Market.

         Each of the options granted to the optionees listed in the table below was either immediately exercisable upon grant, subject to our right to repurchase the option shares upon termination of the optionee's employment, or generally vests over four years and becomes exercisable as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month.


                              Number of Securities
                             Underlying Unexercised
                          Options at September 30, 2001
                          -----------------------------
Name                        Vested           Unvested
- ----                        ------           --------
Umang Gupta ..........          --            300,000

John Flavio ..........      57,707            189,792
Donald Aoki ..........       3,750            190,000
Marilyn Kanas ........      19,674            100,096
Richard Burk .........          --            200,000

         In the case of immediately exercisable options, our right to repurchase the shares generally lapses over four years and as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month. As of September 30, 2001, Ms. Kanas held 4,697 shares that remained subject to our right of repurchase.

Employee Benefit Plans

         1996 Stock Option Plan and 1999 Stock Option Plan

         Our 1996 Stock Option Plan and 1999 Stock Option Plan terminated upon the date of our initial public offering in September 1999, at which time our 1999 Equity Incentive Plan became effective. Since that time, no additional options have been granted or in the future will be granted under these plans. However, this termination did not affect any options outstanding under these plans, all of which will remain outstanding until exercised or until they terminate or expire by their terms. Options granted under these plan are subject to terms substantially similar to those described below with respect to options granted under our 1999 Equity Incentive Plan.

         1999 Equity Incentive Plan

         Shares Reserved Under the Plan. The board of directors has adopted and our stockholders have approved our 1999 Equity Incentive Plan. The board initially reserved 5,000,000 shares of common stock available for issuance under this plan. In addition, upon the date of our initial public offering on September 24, 1999, a total of 38,037 additional shares previously reserved for grant under our 1996 Stock Option Plan and 1999 Stock Option Plan became available for grant under the under our 1999 Equity Incentive Plan. These shares either had not been issued, were not subject to outstanding grants, had been issued but were subsequently forfeited or repurchased by us, or were subject to options that expired or became unexersiable. Shares will again be available for grant and issuance under the plan that:

         o are subject to issuance upon exercise of an option granted under the plan that cease to be subject to the option for any reason other than exercise of the option;

         o have been issued upon the exercise of an option granted under the plan that are subsequently forfeited or repurchased by us at the original purchase price; or

         o are subject to an award granted pursuant to a restricted stock purchase agreement under the plan that are subsequently forfeited or repurchased by us at the original issue price.

         In addition, on January 1 of each year, the total number of shares reserved for issuance under the plan increases automatically by a number of shares equal to 5% of our outstanding shares on December 31 of the preceding year. As of September 30, 2001, options to purchase 3,351,266 shares were outstanding, and we had 5,522,550 shares of common stock available for future issuance under the plan. As of January 1, 2002, the date of the automatic increase, options to purchase 6,055,314 shares were outstanding, and we had 4,197,578 shares of common stock available for issuance under the plan.

         Term of the Plan. The plan became effective on September 24, 1999. The plan will terminate after 10 years, unless it is terminated earlier by our board. The plan authorizes the award of options, restricted stock awards and stock bonuses. If we are dissolved, liquidated or have a "change in control" transaction, outstanding awards may be assumed or substituted by the successor corporation, if any. In the discretion of the compensation committee, the vesting of these awards may accelerate upon one of these transactions.

         Administration of the Plan. The plan is administered by our compensation committee, all of the members of which are "non-employee directors" under applicable federal securities laws and "outside directors" as defined under applicable federal tax laws. Except for the automatic option grants to non-employee directors described below, the compensation committee has the authority to construe and interpret the plan, grant awards and make all other determinations necessary or advisable for the administration of the plan. Grants or options to non-officer employees to purchase fewer than 40,000 shares of our common stock can be authorized by our Chief Executive Officer or Chief Financial Officer and ratified by our compensation committee.

         Eligibility to Participate. The plan authorizes the award of stock options, restricted stock awards and stock bonuses. These may be granted to our employees, officers, directors, consultants, independent contractors and advisors or those of any parent or subsidiary of us, provided the consultants, independent contractors and advisors provide bona fide services to us not in connection with the offer and sale of securities in a capital-raising transaction. No person is eligible to received more than 4,000,000 shares in any calendar year under the Plan, other than our new employees or new employees of a parent or subsidiary of us, who are eligible to receive up to 4,500,000 shares in the calendar year in which they begin their employment with us. Awards, other than nonqualified stock options, granted under the plan may not be transferred in any manner other than by will or by the laws of descent and distribution. The plan allows exceptions to this restriction with respect to awards that are nonqualified stock options.

         Stock Options. The plan provides for the grant of incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options may be granted only to our employees or employees of a parent or subsidiary of us. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of our common stock on the date of grant. The exercise price of non-qualified stock options must be at least equal to 85% of the fair market value of our common stock on the date of grant. Options granted under the plan are exercisable as they vest. In general, options vest over a four-year period and as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month. The maximum term of options granted under the plan is 10 years. Our non-employee directors are entitled to receive stock option grants to purchase 50,000 shares of our common stock which vest as to 33.3% of the shares subject to the option upon the earlier of one year of service as a director or the date of our annual meeting and as to 2.82% of the shares each succeeding month.

         Options may be exercised during the lifetime of the optionee only by the optionee. The compensation committee could provide for differing provisions in individual award agreements, but only with respect to awards that are not incentive stock options. Options granted under the plan generally may be exercised for a period of time after the termination of the optionee's service to us or a parent or subsidiary of us. Options will generally terminate three months after the termination of employment or twelve months if the termination is due to death or disability.

         Restricted Stock and Stock Bonuses. The plan authorizes the grant of restricted stock and stock bonus awards either in addition to or in lieu of other awards under the plan, under the terms, conditions and restrictions as the compensation committee may provide. They may be issued for past services or may be awarded upon the completion of certain services or performance goals.

         1999 Employee Stock Purchase Plan

         The board has adopted and our stockholders have approved the 1999 Employee Stock Purchase Plan. The plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. Rights granted under the plan are not transferable by a participant other than by will or the laws of descent and distribution.

         Shares Reserved Under the Plan. The board of directors initially reserved 400,000 shares of common stock under this plan. On each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of our outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under the plan may not exceed 4,000,000. As of September 30, 2001, we had 720,896 shares of common stock available for issuance under the plan and 193,503 shares had been purchased under the plan. As of January 1, 2002, the date of the automatic increase, we had

999,930 shares of common stock available for issuance under the plan and no additional shares had been purchased under the plan since September 30, 2001.

         Administration of the Plan. The plan is administered by our compensation committee. Our compensation committee has the authority to construe and interpret the plan, and its decisions are final and binding.

         Eligibility to Participate. Employees generally are eligible to participate in the plan if they are employed 10 days before the beginning of the applicable offering period and they are customarily employed by us, or our parent or any subsidiaries that we designate, for more than 20 hours per week and more than five months in a calendar year and are not, and would not become as a result of being granted an option under the plan, 5% stockholders of us or our designated parent or subsidiaries. Participation in the plan ends automatically upon termination of employment for any reason.

         How Purchases are Made. Under the plan, eligible employees are permitted to acquire shares of our common stock through payroll deductions. Eligible employees may select a rate of payroll deduction between 2% and 10% of their compensation and are subject to maximum purchase limitations.

         Each offering period under the plan is for two years and consists of four six-month purchase periods. The first offering period began on September 24, 1999, the first business day on which price quotations for our common stock were available on the Nasdaq National Market. Offering periods and purchase periods will begin on February 1 and August 1 of each year.

         The plan provides that, in the event of our proposed dissolution or liquidation, each offering period that commenced prior to the closing of the proposed event shall continue for the duration of the offering period, provided that the compensation committee may fix a different date for termination of the plan. The purchase price for our common stock purchased under the plan is 85% of the lesser of the fair market value of our common stock on the first or last day of the applicable offering period. The compensation committee has the power to change the duration of offering periods without stockholder approval, if the change is announced at least 15 days prior to the beginning of the affected offering period.

         Term of the Plan. The plan became effective on September 24, 1999. The plan will terminate 10 years from the date the plan was adopted by our board, unless it is terminated earlier under the terms of the plan. The board has the authority to amend, terminate or extend the term of the plan, except that no action may adversely affect any outstanding options previously granted under the plan.

         Amendments to the Plan. Except for the automatic annual increase of shares described above, stockholder approval is required to increase the number of shares that may be issued or to change the terms of eligibility under the plan. The board may make amendments to the plan as it determines to be advisable if the financial accounting treatment for the plan is different from the financial accounting treatment in effect on the date the plan was adopted by the board.

Director Compensation

         Cash Compensation. Our directors do not receive cash compensation for their services as directors, but are reimbursed for their reasonable expenses in attending board and board committee meetings.

         Option Grants. On September 24, 1999, the date of our initial public offering, each non-employee director who was a member of our board on or before September 24, 1999, was automatically granted an option to purchase 50,000 shares under our 1999 Equity Incentive Plan, at an exercise price equal to the fair market value of our common stock on the date of grant, unless that director had previously received an option grant. Each non-employee who becomes a member is automatically granted an option to purchase 50,000 shares of common stock under our 1999 Equity Incentive Plan, at an exercise price to be equal to the fair market value of our common stock on the date of grant. The options have ten-year terms and terminate three months following the date the director ceases to be one of our directors or consultants or 12 months if the termination is due to death or disability. All options automatically granted to non-employee directors under the plan vest over three years. One-third of the shares subject to these options become exercisable on the earlier of one-year following the director's appointment to our board of directors or the first annual meeting of our stockholders following the grant of the option. The remaining shares subject to these options vest ratably monthly over the two years from the date on which shares first become exercisable. Any unvested shares subject to these options will become immediately exercisable upon a transaction that results in a change of our control.

Compensation Committee Interlocks and Insider Participation

         None of the members of the compensation committee has at any time since our formation been one of our officers or employees. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table presents information as to the beneficial ownership of our common stock as of December 31, 2001 by:

         o each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

         o  each of our directors;

         o our Chief Executive Officer and four other most highly compensated executive officers whose salary and bonus for the fiscal year ending September 30, 2001 was more than $100,000; and

         o  directors and executive officers as a group.

         The percentage ownership is based on 28,212,206 shares of common stock outstanding as of December 31, 2001. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of December 31, 2001, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address for each of the 5% or greater stockholders listed below is c/o Keynote Systems, Inc., 777 Mariners Island Boulevard, San Mateo, CA 94404, unless otherwise noted.

                                           Shares Beneficially Owned
                                           -------------------------
Name of Beneficial Owner                Number of Shares      Percent
- ------------------------                ----------------      -------
FMR Corp. (1) ........................      2,802,800            9.9%
  One Federal Street
  Boston, Ma 02110-2003
Umang Gupta (2) ......................      2,361,327            8.3
Eugene Shklar (3) ....................      2,053,140            7.3
Mellon Financial Corporation (4) .....      1,523,863            5.4
  One Mellon Center
  Pittsburgh, PA 15258
Stratton Sclavos (5) .................      1,400,233            5.0
David Cowan (6) ......................        264,930             *
Donald Aoki (7) ......................        137,336             *
John Flavio (8) ......................         90,615             *
Mark Leslie (9) ......................         88,888             *
Marilyn Kanas (10) ...................         29,512             *
Leo Hindery, Jr. .....................             --             *
Richard Burk .........................             --             *

All 10 directors and executive officers as a group (11) ..... 4,519,634    15.8%

- -------------

* Indicates beneficial ownership of less than 1%.

(1) Based solely on information provided by FMR Corp. in a Schedule 13G filed with the Securities and Exchange Commission on May 10, 2001. According to this Schedule 13G, FMR Corp. may be deemed to share voting and/or investment power with respect to these shares with certain affiliated companies and persons listed in the Schedule 13G.

(2) Includes 70,000 shares held by the Gupta Family 1999 Irrevocable Trust. Mr. Gupta disclaims beneficial ownership of the shares held by this entity except to the extent of his pecuniary interest in the shares. Includes 210,417 shares subject to an option exercisable within 60 days of December 31, 2001.

(3) Based solely on information provided by Mr. Shklar in an amended Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001.

(4)    Based solely on information provided by Mellon Financial Corporation in a
       Schedule 13G filed with the Securities and Exchange Commission on January 22, 2001. According to this Schedule 13G, Mellon Financial Corporation may be deemed to share voting and/or investment power with respect to these shares with certain affiliated companies listed in the Schedule 13G.

(5) Includes 1,361,345 shares held by VeriSign, Inc. Mr. Sclavos, one of our directors, is president and chief executive officer of VeriSign. Mr. Sclavos disclaims beneficial ownership of the shares held by VeriSign. Includes 38,888 shares subject to an option exercisable within 60 days of December 31, 2001.

(6) Includes shares held by Bessec Ventures IV L.P., shares held by Bessemer Venture Partners IV, L.P., shares held by Bessemer Venture Investors and shares held by Bessemer Venture Associates. Mr. Cowan, one of our directors, is a general partner of the general partner of these entities. Mr. Cowan disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest in them. Includes 38,888 shares subject to an option exercisable within 60 days of December 31, 2001.

(7) Includes 5,342 shares held by Mr. Aoki as trustee for his minor children. Includes 3,750 shares subject to an option exercisable within 60 days of December 31, 2001.

(8) Includes 76,978 shares subject to an option exercisable within 60 days of December 31, 2001.

(9) Includes 30,000 shares held by Leslie Investments, LLC a private limited partnership in which Mr. Leslie and his wife are the sole General Partners. Includes 58,888 shares subject to an option exercisable within 60 days of December 31, 2001.

(10) Includes 600 shares held by Ms. Kanas' child. Ms. Kanas disclaims beneficial ownership of these shares. Includes 19,582 shares subject to an option exercisable within 60 days of December 31, 2001. Of the shares held by Ms. Kanas, 4,337 shares remained subject to our right of repurchase as of December 31, 2001.

(11) Includes 467,142 shares subject to an option exercisable within 60 days of December 31, 2001. Of the shares held, 44,962 shares remained subject to our right of repurchase as of December 31, 2001.

Item 13.  Certain Relationships and Related Transactions

         Other than the compensation arrangements, which are described in Item 11 under the heading "Director Compensation" and the transactions described below, since October 1, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o  in which the amount involved exceeds $60,000; and

         o in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Employment Agreement with Chief Executive Officer

         We entered into an employment agreement with Umang Gupta, our Chief Executive Officer, in December 1997 and amended this agreement in November 2001. This agreement, as amended, establishes Mr. Gupta's annual base salary and eligibility for benefits and bonuses. This agreement continues until it is terminated upon written notice by Mr. Gupta or us. We must pay Mr. Gupta his salary and other benefits through the date of any termination of his employment. If his employment is terminated by us without cause or through his constructive termination due to a material reduction in his salary or benefits, a material change in his responsibilities or a sale of us if he is not the Chief Executive Officer of the resulting combined company, we must also pay his salary for six additional months after that date.

         In connection with the November 2001 amendment of this agreement, Mr. Gupta was granted an option to purchase 1,300,000 shares of common stock at an exercise price of $7.52 per share. This option is immediately exercisable, subject to our right to repurchase the shares of common stock upon termination of his employment. This option vested as to 20,833 shares on January 7, 2002 and vests as to 33,333 shares each month thereafter for 24 months and then vests as to 20,833 shares each month thereafter. The option will vest in full 90 days following a sale of us if Mr. Gupta is not Chief Executive Officer of the resulting combined company.

         Under the agreement, if Mr. Gupta's employment is terminated by us for cause or due to his disability or through his voluntarily termination, the vesting of any shares subject to his options will cease on the date of termination. If his employment is terminated by us without cause or due to his death or through his constructive termination due to a material reduction in his salary or benefits, a material change in his responsibilities or a sale of us if he is not the Chief Executive Officer of the resulting combined company, the shares subject to his options will vest in an amount equal to the number that would vest during the six months following this termination. If his employment is terminated by us without cause or through his voluntary termination, and if he assists in the transition to a successor Chief Executive Officer, the shares subject to his options will vest in an amount equal to the number that would vest during the twelve months following this termination.

Loan to Executive Officer

         In January 2001, we loaned $575,000 to Don Aoki, our Vice President of Engineering, secured by a loan and security agreement. Mr. Aoki executed a promissory note in our favor that bore interest at a rate of 5.9% per year and was to mature on or before January 31, 2002. In May 2001, Mr. Aoki paid the principal amount of this loan in full, together with accrued interest.

Change-of-Control Arrangements

         The options that we grant to our executive officers under our 1999 Equity Incentive Plan generally provide for acceleration of the vesting of such options upon the occurrence of specified events. If the executive officer is terminated without cause following a sale of our company that occurs 24 or more months after the date of grant of the option, that option vests immediately with respect to all of the shares subject to that option. For the purposes of this provision, a sale of our company includes any sale of all or substantially all of our assets, or any merger or consolidation of us with or into any other corporation, corporations, or other entity in which more than 50% of our voting power is transferred. For purposes of this provision, cause means (i) willfully engaging in gross misconduct that is materially and demonstrably injurious to us; (ii) willful and continued failure to substantially perform the executive officer's duties (other than incapacity due to physical or mental illness), provided that this failure continues after our Board of Directors has provided the executive officer with a written demand for substantial performance, setting forth in detail the specific respects in which it believes the executive officer has willfully and not substantially performed his or her duties and a reasonable opportunity (to be not less than 30 days) to cure the failure. A termination without cause includes a termination of employment by the executive officers within 30 days following any one of the following events: (x) a 10% or more reduction in the executive officer's salary that is not part of a general salary reduction plan applicable to all officers of the successor company; (y) a change in the executive officer's position or status to a position that is not at the level of Vice President or above with the successor; or (z) relocating the executive officer's principal place of business, in excess of fifty (50) miles from the current location of such principal place of business.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 28th day of January 2002.

                              KEYNOTE SYSTEMS, INC.

                              By: /s/ Umang Gupta
                                  ----------------------------------------------
                                  Umang Gupta
                                  Chairman of the Board and Chief Executive
                                  Officer (Principal Executive Officer)

                              By: /s/ John J. Flavio
                                  ----------------------------------------------
                                  John J. Flavio
                                  Senior Vice President of Finance and
                                  Chief Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)