Form 10-Q
period 2001-12-31
KEYNOTE SYSTEMS INC
filed 2002-02-14
CIK 1032761

 ===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-27241

                              Keynote Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       DELAWARE                            94-3226488
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)              Identification No.)


               777 Mariners Island Blvd., San Mateo, CA             94404
                (Address of principal executive offices)          (Zip Code)


           Registrant's telephone number, including area code:  (650) 403-2400


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                 Shares outstanding at January 31, 2002
                  -----                 --------------------------------------
      Common Stock, $.001 par value                 28,241,602

                              KEYNOTE SYSTEMS, INC.

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ......................................................    3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ................................................................   12
Item 3. Qualitative and Quantitative Disclosures about Market Risk ................   31

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .........................................................   31
Item 2. Changes in Securities and Use of Proceeds .................................   31
Item 3. Defaults Upon Senior Securities ...........................................   31
Item 4. Submission of Matters for a Vote of Security Holders ......................   31
Item 5. Other Information .........................................................   31
Item 6. Exhibits and Reports on Form 8-K ..........................................   31
Signatures ........................................................................   32

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

         Index to Unaudited Condensed Consolidated Financial Statements

                                                                                     Page
                                                                                     ----
Condensed Consolidated Balance Sheets as of December 31, 2001 and
September 30, 2001 ................................................................    4

Condensed Consolidated Statements of Operations for the three months ended
December 31, 2001 and 2000 ........................................................    5

Condensed Consolidated Statements of Cash Flows for the three months ended
December 31, 2001 and 2000 ........................................................    6

Notes to Condensed Consolidated Financial Statements ..............................    7

                     KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                      December 31, 2001   September 30, 2001
                                                      -----------------   ------------------
                                                         (Unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents ........................      $ 37,932            $ 53,130
  Short-term investments ...........................       208,978             198,566
                                                          --------            --------
    Total cash, cash equivalents, and short-term
       investments .................................       246,910             251,696

  Accounts receivable, less allowance for
    doubtful accounts of $1,097 and $1,041 as of
    December 31, 2001 and September 30, 2001 .......         6,002               7,862
  Prepaid and other current assets .................         3,316               4,649
                                                          --------            --------
    Total current assets ...........................       256,228             264,207

Restricted cash ....................................        85,000              85,000
Property and equipment, net ........................        16,385              17,208
Goodwill and other intangible assets ...............         5,311               4,497
Other assets .......................................           205               1,752
                                                          --------            --------
    Total assets ...................................      $363,129            $372,664
                                                          ========            ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable and capital
    lease obligation ...............................           494                 830
 Accounts payable ..................................           962               2,385
 Accrued expenses ..................................         7,402              10,626
 Accrued excess facility costs .....................         9,747              10,303
 Deferred revenue ..................................         4,843               5,401
                                                          --------            --------
    Total current liabilities ......................        23,448              29,545

                                                          --------            --------
    Total liabilities ..............................        23,448              29,545
                                                          ========            ========

Stockholders' equity:
 Common stock ......................................            28                  28
 Treasury stock ....................................        (1,220)             (1,086)
 Additional paid-in capital ........................       413,897             413,966
 Deferred compensation .............................          (367)               (452)
 Accumulated deficit ...............................       (74,807)            (71,804)
 Accumulated other comprehensive income.............         2,150               2,467
                                                          --------            --------
     Total stockholders' equity ....................       339,681             343,119
                                                          --------            --------
     Total liabilities and stockholders' equity.....      $363,129            $372,664
                                                          ========            ========

    See accompanying notes to the condensed consolidated financial statements

                     KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three months ended December 31,
                                                             -------------------------------
                                                                     2001       2000
                                                                     ----       ----
Revenue:
   Subscription services ....................................       $ 8,796    $12,525
   Consulting and support services ..........................           793        493
                                                                    -------    -------
     Total revenues .........................................         9,589     13,018
                                                                    -------    -------

Operating expenses:
   Costs of subscription services ...........................         3,392      3,134
   Costs of consulting and support services .................           952        784
   Research and development .................................         2,131      1,925
   Sales and marketing ......................................         4,836      5,821
   Operations ...............................................         2,012      1,688
   General and administrative ...............................         2,273      1,846
   Acquisition-related charges and amortization of goodwill,
     intangible assets and stock-based compensation .........           299      7,475
                                                                    -------    -------
     Total operating expenses ...............................        15,895     22,673
                                                                    -------    -------
     Loss from operations ...................................        (6,306)    (9,655)

Interest income, net ........................................         3,303      5,427
                                                                    -------    -------
     Loss before income taxes ...............................        (3,003)    (4,228)

Provision for income taxes ..................................             -        200
                                                                    -------    -------
     Net loss ...............................................       $(3,003)   $(4,428)
                                                                    =======    ========

Net loss per share:
     Basic and diluted ......................................       $ (0.11)   $ (0.16)
                                                                    =======    =======
Shares used in computing basic and diluted net loss
  per share .................................................        27,820     27,588
                                                                    =======    =======

    See accompanying notes to the condensed consolidated financial statements

                     KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                        Three months ended December 31,
                                                                        -------------------------------
                                                                               2001         2000
                                                                               ----         ----
Cash flows from operating activities:
   Net loss ............................................................    $ (3,003)      $(4,428)

   Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

     Depreciation and amortization .....................................       1,845         1,240
     Amortization of goodwill and other intangible assets ..............         214         3,932
     Amortization of deferred compensation .............................          85         3,304
     Changes in operating assets and liabilities:
        Accounts receivable ............................................       1,860            75
        Prepaids and other assets ......................................       2,880        (1,768)
        Accounts payable and accrued expenses ..........................      (5,203)          628
        Deferred revenue ...............................................        (558)         (604)
                                                                            --------       -------
          Net cash provided by (used for) operating activities .........      (1,880)        2,379
                                                                            --------       -------
Cash flows from investing activities:

   Purchases of property and equipment .................................      (1,022)       (3,148)
   Purchase of assets of onDevice and Envive ...........................      (1,028)           --
   Purchase of short-term investments ..................................     (26,235)      (51,497)
   Sales of short-term investments .....................................      15,506            --
                                                                            --------       -------
         Net cash used for investing activities ........................     (12,779)      (54,645)

Cash flows from financing activities:

   Repayments of notes payable .........................................        (336)         (323)
   Issuance of common stock, net of issuance costs .....................          43           170
   Purchase of treasury stock ..........................................        (246)           --
                                                                            --------       -------
     Net cash used for financing activities ............................        (539)         (153)
                                                                            --------       -------
Net decrease in cash and cash equivalents ..............................     (15,198)      (52,419)

Cash and cash equivalents at beginning of the period(1) ................      53,130       260,201
                                                                            --------       -------
Cash and cash equivalents at end of the period (1) .....................    $ 37,932      $207,782
                                                                            ========       =======

Cash, cash equivalents, and short-term investments
     at end of the period (1) ..........................................    $246,910      $259,279
                                                                           =========      ========

--------
(1) Excludes $85.0 million of restricted cash.



   See accompanying notes to the condensed consolidated financial statements

                     KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

  The accompanying interim unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at December 31, 2001, and the results of operations and cash flows for the interim periods ended December 31, 2001 and 2000.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company's Report on Form 10K as filed with the SEC.

  The results of operations for any interim period are not necessarily indicative of the Company's results of operations for any other future interim period or for a full fiscal year.

  Certain reclassifications have been made to previously issued financial statements to conform to current presentation.

(2)  Revenue Recognition

  Subscription services revenues consist of fees from subscriptions to the Company's Internet measurement, monitoring and diagnostic services. The Company's subscription services revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised mainly of deferred subscription services revenue. A portion of subscription services revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on the balance sheet. The Company does not generally grant refunds during its initial subscription term. All discounts granted during the initial term are netted against revenue. Revenue is not recognized during free trial periods. Revenues from consulting and support services are recognized as the services are performed, typically a period of one to three months. For consulting projects that span multiple months, the Company recognizes revenue on a percentage of completion basis. All of the revenue related to the Company's load-testing services is also included in consulting revenue.

(3)  Other Comprehensive Loss

  Other comprehensive loss includes unrealized losses on short-term investments in debt securities which are excluded from earnings and reported as a component of stockholders' equity. The tax effect of these unrealized losses is expected to be immaterial.

                                                           Three months ended
                                                               December 31
                                                           ------------------
                                                            2001       2000
                                                            ----       ----
                                                            (in thousands)

  Net loss................................................ $3,003     $4,428
  Net unrealized loss on available-for-sale investments...    317          -
                                                           ------     ------
   Comprehensive Loss..................................... $3,320     $4,428
                                                           ======     ======

(4)  Financial Instruments and Concentration of Risk

  The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable, capital lease obligations, and notes payable approximates fair market value. Cash and cash equivalents, restricted cash, and accounts receivable approximate fair market value due to their short-term nature. Notes payable and capital lease obligations approximate fair market value as interest rates on these notes approximate market rates. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable.

  Credit risk is concentrated in North America. The Company generally requires no collateral from customers, however, throughout the collection process, it conducts an ongoing evaluation of customers' ability to pay. Based on the historical amount of accounts receivable written off in prior years, the Company currently believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. The Company's accounting policy for its allowance for doubtful accounts is based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company's accounts receivable allowance after considering the accounts receivable aging, the age of each invoice, each customer's expected ability to pay and the Company's collection history with each customer. Management reviews any invoice greater than 60 days past due to determine if an allowance is appropriate based on the risk category. In addition, the Company maintains a reserve for all other invoices which is calculated by applying a percentage to the outstanding accounts receivable balance based on historical trends. The allowance for doubtful accounts represents management's best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in a requirement for additional allowances in the future. Based on the historical amount of accounts receivable written off in prior years, the Company currently believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At December 31, 2001, one customer accounted for more than 10% of the Company's total accounts receivable which was collected in early January 2002. For the three months ended December 31, 2001 and 2000, no single customer accounted for more than 10% of the Company's total revenues.

(5) Investments

     The Company classifies its investments as available-for-sale securities which are carried at fair market value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The following table summarizes the Company's short-term investments in investment-grade debt securities as of December 31, 2001 (in thousands):

                                                            Gross          Gross          Estimated
                                            Amortized       Unrealized     Unrealized     Fair Market
                                            Cost            Gains          Losses         Value
                                            ----            -----          ------         -----
Obligations of U.S. government
  agencies ...............................  $ 15,690       $  172            ---           $ 15,862
Corporate debt securities ................   191,138        2,538            560            193,117
                                             -------        -----            ---            -------

Total ....................................  $206,828       $2,710          $ 560           $208,978
                                             =======        =====            ===            =======

Income taxes on net unrealized gains are expected to be immaterial.

    The following table summarizes the maturities of fixed maturity investments available for sale at December 31, 2001 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                           Estimated
                                                            Amortized      Fair Market
                                                            Cost           Value
                                                            --------       --------
Due in 1 year ........................................      $ 42,560       $ 42,756
Due in 2 years .......................................       164,268        166,222
                                                            --------       --------

   Total .............................................      $206,828       $208,978
                                                            ========       ========

(6)  Goodwill and Other Intangible Assets

     Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." As a result, the Company no longer amortizes goodwill. Instead, the Company will evaluate goodwill for recoverability on an annual basis, thereby eliminating quarterly and annual goodwill amortization of approximately $325,000 and $1.3 million, respectively, based on the projected amortization for fiscal 2002. The Company will also evaluate goodwill whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable from estimated future cash flows.

     With its adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to identify any necessary amortization period adjustments. Based on that assessment, only goodwill was determined to have an indefinite useful life, and no adjustments were made to the amortization periods or residual values of other intangible assets.

     SFAS 142 provides a six-month transitional period from the effective date of adoption, for the Company to perform an assessment as to whether there is an indication that goodwill is impaired. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As of October 1, 2001, the Company determined that it has one reporting unit.

     The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle.

     At December 31, 2001, the Company had remaining goodwill of $3.2 million (net of accumulated amortization of $14.9 million and impairment charges of $26.0 million). The Company is currently evaluating the information required to perform the assessment of goodwill impairment. Because of the extensive effort needed to complete this assessment, the Company has not yet determined whether there is any indication that goodwill may have been further impaired since the impairment evaluation completed in June 2001, and, if such an indication exists, the amount of any potential impairment. The Company will complete its initial assessment of impairment by March 31, 2002. Should an indication of impairment exist, the Company will perform the second test under SFAS 142 to measure and record the amount of impairment, if any. The Company does not, however, currently expect that the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

     The following table outlines the pro forma adjustments to reported net loss for the three months ended December 31, 2000, which exclude the amortization of goodwill (in thousands, except for loss per share).

      Net loss:
         Reported net loss ................................      $4,428
         Add back goodwill amortization ...................       3,518
                                                                -------
           Adjusted net loss ..............................      $  910
                                                                -------

      Basic and diluted loss per share:

         Reported basic and diluted loss per share ........      $ 0.16
         Add back goodwill amortization ...................         .13
                                                                 ------
           Adjusted basic and diluted loss per share ......      $ 0.03
                                                                 ------

     Additionally, the Company has approximately $2.1 million of unamortized intangible assets which are all subject to amortization. During the first quarter of fiscal 2002, the Company acquired approximately $860,000 of technology-based intangible assets which are being amortized over a three year period. No significant residual value is estimated for these intangible assets. During the three month period ended December 31, 2001, the amortization expense for intangible assets was approximately $214,000. The components of intangible assets are as follows (in thousands):

                                 December 31, 2001           September 30, 2001
                                 ------------------          ------------------
                                Gross                       Gross
                               Carrying   Accumulated      Carrying   Accumulated
                                 Value    Amortization       Value    Amortization
                                 -----    ------------       -----    ------------
Technology-based ........        $5,592        $3,752       $ 4,735     $  3,575
Customer-based ..........         3,605         3,352         3,605        3,318
Trademark ...............           250           228           250          225
                                 ------        ------       -------     --------
  Intangible assets .....        $9,447        $7,332       $ 8,590     $  7,118
                                 ------        ------       -------     --------

The amortization expense for existing intangible assets is estimated to be $700,000 for the remainder of fiscal 2002, $900,000 for fiscal 2003, $500,000 for fiscal 2004, and $15,000 for fiscal 2005.

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

     The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

                                                            Three months ended
                                                               December 31
                                                            ------------------
                                                               2001    2000
                                                               ----    ----

Shares outstanding under stock options                         6,055   3,853
Shares of restricted stock subject to repurchase                  67     235
                                                               -----   -----

                 Total shares excluded                         6,122   4,088
                                                               =====   =====


  The weighted-average exercise price per share of common stock subject to stock options was $15.62 as of December 2001 and $33.07 as of December 31, 2000. The weighted-average repurchase price of restricted stock was $0.81 as of December 31, 2001, and $0.70 as of December 31, 2000.

(8)  Acquisitions

     On October 10, 2001, the Company acquired the business of onDevice Corporation (onDevice), a provider of wireless application testing services. The acquisition is expected to supplement the Company's existing benchmarking services, and was accounted for under the purchase method of accounting. The transaction was completed for $860,000 in cash, plus up to an additional $1.25 million in cash to be paid if certain revenue target goals are met in the 12 months ended September 30, 2002.

     The $860,000 cash purchase consideration was allocated to the technology-based intangible assets acquired based on estimated fair values at the acquisition date. There was no goodwill arising from the acquisition. Intangible assets are being amortized on a straight-line basis over three years, and amortization of intangible assets related to onDevice was $63,000 for the three months ended December 31, 2001. The consolidated statements of operations include activity relating to onDevice's business activities subsequent to the acquisition. If the results of the two companies were combined on a pro forma basis for the three months ended December 31, 2001 and 2000, the difference between pro forma results and the actual results reported herein, would be immaterial to the results of the Company.

Acquisition-related charges and amortization of goodwill and other intangibles and stock based compensation of approximately $7.5 million recorded in the condensed consolidated statement of operations for the three months ended December 31, 2000 which includes acquisition related charges of approximately $3.2 million, amortization of goodwill and other intangibles of approximately $4.2 million and amortization of stock-based compensation of approximately $86,000.

   For the three months ended December 31, 2001, we recorded $214,000 in amortization related to intangible assets and $85,000 in amortization of stock-based compensation.

(9)  Commitments and Contingencies

(A)  Leases

   The Company leases its facilities and certain equipment under non-cancelable operating leases which expire on various dates through December 2005. Additionally, the Company has leased equipment under a capital lease. At December 31, 2001, future minimum payments under the leases, net of sublease income, are as follows (in thousands):

Year ended December 31:

                                                       Operating     Capital
                                                      -----------    -------

2002 ...............................................  $  1,269       $    71
2003 ...............................................     2,071            --
2004 ...............................................     3,155            --
2005 ...............................................    87,648            --
Thereafter .........................................        --            --
                                                      --------       -------
Total minimum lease payments .......................  $ 94,143       $    71
                                                      ========
Less amount representing interest ..................                      (1)
                                                                     -------

Present value of minimum lease payments ............                      70
Current portion of capital lease obligation ........                      70
                                                                     -------
Capital lease obligation, less current portion. ....                 $    --
                                                                     =======

     The above amounts do not include lease expenses related to excess facilities that were accrued as of September 30, 2001.

     In July 2000, the Company entered into a five year lease agreement for 188,000 square foot office building in San Mateo, California which the Company began occupying in March 2001. The agreement has a mutual one year renewal option. The development and acquisition of the property has been financed by a third party through a financial institution. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts.

     The lease agreement contains events, including the Company's failure to comply with the terms of the lease, a change in control, the Company's failure to make payments on indebtedness of $3.0 million or more, a judgment in excess of $3.0 million and other customary events of default. A default under the lease, including violation of these covenants, could require the Company to purchase the leased property for a specified amount, which approximates the lessor's original cost (the "Termination Value"), as well as any unpaid rent. As of December 31, 2001, the Termination Value was approximately $85 million and was fully secured by the $85 million restricted cash held by the financial institution.

     At the end of the lease term, the Company has an option to either purchase the leased property for the Termination Value, or to assist the lessor with the sale of the property. The Company has the ability to exercise this option during the term of the lease. The Company has provided a residual value guarantee for up to $79 million to cover any deficiency should the property ultimately be sold for less than the Termination Value.

     In the event that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, the expected loss will be accrued on a straight-line basis over the remaining lease term. At present, management does not currently know whether it is probable that the fair market value of the property at the end of the lease term will be less than the Termination Value.

     Management has evaluated the expected fair value of the property at the end of the lease term by reviewing current real estate market conditions and indicators of expectations for the market in the future. Real estate market conditions subsequent to the origination of the lease have generally worsened due to the amount of available space for lease and the corresponding lease rates. The range of current market values for the property is estimated to be between $40 million to $50 million. However, due to the historical and expected volatility of the real estate market, management is currently unable to estimate the fair value of the property at the end of the lease term.

     To fully collateralize this obligation, $85.0 million has been deposited in an interest-bearing escrow account and is included in the balance sheet as restricted cash as of December 31, 2001 and 2000, and is reflected as a future minimum payment in 2005 in the above table. In accordance with the lease agreement, the cash restriction expires on June 2005. In addition, the property covered by the lease, as well as all of the Company's personal property and its headquarters building, is subject to a deed of trust in favor of the lessor in order to secure the Company's obligations under the lease.

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

     Beginning on August 16, 2001, a number of class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and the underwriters of the Company's initial public offering. These so-called "laddering" lawsuits are essentially identical, and were brought on behalf of those who purchased the Company's publicly traded securities between September 24, 1999 and August 19, 2001. These complaints allege that the underwriters of the Company's initial public offering allocated shares in exchange for agreements by investors to buy additional shares in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that the prospectus for the Company's initial public offering was false and misleading in violation of federal securities laws because it did not disclose these alleged arrangements. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The proceedings against the issuers, including the Company, have been stayed pending an outcome in the proceedings against the underwriters. The Company believes the claims are without merit and intends to defend the actions vigorously. However, these claims, even if not meritorious, could be expensive and divert management's attention from operating the Company.

     ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words "expect," "anticipate," "intend," "believe" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in our annual report on Form 10-K for the fiscal year ended September 30, 2001, in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Impact Future Operating Results" and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, the quarterly reports on Form 10-Q and current reports on Form 8-K that we file in 2002. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.



Overview

    We provide Internet performance services that enable companies to benchmark, test and manage and improve their e-business web sites. We believe that companies who use our services can increase revenues, improve customer support and retention while, at the same time, reduce customer support costs, and gain a competitive advantage.

    Revenues consist of subscription services revenue and consulting and support services revenues. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring and diagnostic services. Our subscription revenues are deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised mainly of deferred subscription revenue. A portion of subscription revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on our balance sheet. We do not generally grant refunds during the initial subscription term. All discounts granted during the initial term are netted against revenue. Revenue is not recognized during free trial periods. As of December 31, 2001, we had recorded $4.8 million of deferred revenue. Revenues from our consulting and support services are recognized as the services are performed; a typical project duration is approximately one to three months. For longer consulting projects, we recognize revenue on a percentage-of-completion basis. All of the revenue related to our load-testing services is also included in consulting revenue.

    We derive and expect to continue to derive our revenues from the sale of our web performance benchmarking, testing and application performance management services. These services include our Perspective services, together with our Red Alert monitoring and alarm services, which are subscription-based services that our customers purchase for an initial three to twelve month terms and then may renew their subscription on an annual, semi-annual, or month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the frequency of the measurements, the additional features ordered, and the type of services. We offer our consulting and support services on a per engagement basis. Consulting and support services revenues have amounted to 8% or less of total revenues to date. We believe that consulting and support services revenues may increase in the future somewhat as a percentage of total revenue, as we introduce additional services and as our services are more widely used.

    For the quarter ended December 31, 2001, our 10 largest customers accounted for approximately 24% of total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenues could significantly decline.

Results of Operations

  Revenues

                                                  2001      2000    % Change
                                                 ------    -------   -------
For the three months ended December 31:                (In thousands)
 Subscription services .......................   $8,796    $12,525      (30%)
 Consulting and support services .............   $  793    $   493       61%

     Subscription Services. Revenues from subscription services decreased $3.7 million or 30% for the three months ended December 31, 2001 as compared to the same period in 2000. Subscription services represented approximately 92% of total revenues for the three months ended December 31, 2001, and approximately 96% of total revenues for the three months ended December 31, 2000. During the first quarter of fiscal 2002, we continued to experience a reduction in revenue from the Internet service provider, e-commerce and Internet business market segment, which declined to 16% of total revenue, compared to 18% for the previous quarter and 39% for the first quarter of fiscal 2001. However, for the first quarter of 2002, the rate of decline for this segment slowed compared to the previous quarter decline. Additionally, subscription services revenues from all other customer segments in the aggregate increased 5% from the previous quarter. For the three months ended December 31, 2001 and 2000, no single customer accounted for more than 10% of total revenues.

     Consulting and Support Services. Revenues from consulting and support services increased $300,000 or 61% for the three months ended December 31, 2001 as compared to the same period in 2000. Consulting and support services represented approximately 8% of total revenues for the three months ended December 31, 2001, and approximately 4% of total revenues for the three months ended December 31, 2000. The increase for the quarter ended December 31, 2001 was driven by a large load testing engagement that included significant deliverables completed during the quarter.

     Expenses:

     Costs of Subscription and Consulting and Support Services

                                                      2001    2000    % Change
                                                     ------  ------   --------
For the three months ended December 31:                    (In thousands)
    Costs of subscription services ..............    $3,392  $3,134        8%
    Costs of consulting and support services ....    $  952  $  784       21%

     Costs of Subscription Services. Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services increased $258,000 or 8% during the quarter ended December 31, 2001 as compared to the same period in 2000. This increase was primarily due to the additional depreciation and equipment charges. In addition, a small portion of the increase was attributable to the connection fees associated with our newly introduced testing and wireless services. Costs of subscription services were 39% of subscription service revenue in the quarter ended December 31, 2001 as compared to 25% in the quarter ended December 31, 2000. Costs of subscription services in absolute dollars will remain comparable for the second quarter of fiscal 2002.

     Costs of Consulting and Support Services. Costs of consulting and support services consist of compensation expenses and related costs for consulting and support services personnel, all load-testing bandwidth costs and related network infrastructure costs. Costs of consulting and support services exceeded consulting and support services revenue in the quarters ended December 31, 2001 and 2000. Costs of consulting and support services increased $168,000 or 21% during the quarter ended December 31, 2001 compared to the same period in 2000. The increase in costs was due primarily to providing support services to customers in connection with our recently introduced program of Advance Technical Services. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We expect that costs of consulting and support services in absolute dollars will remain comparable for the second quarter of fiscal 2002.

     Research and Development

                                              2001     2000    % Change
                                             ------   ------   --------
For the three months ended December 31:            (In thousands)
    Research and development ..............  $2,131   $1,925       11%

     Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased approximately $206,000 or 11% for the three months ended December 31, 2001 as compared to the same period in 2000. The increase was primarily attributable to the increase in personnel to support our new offerings in testing and wireless perspective services as well as costs incurred in the enhancement and expansion of our current services. To date, all research and development expenses have been expensed as incurred. We believe that a significant investment in research and development is essential for us to continue to enhance and expand our services. We anticipate that research and development expenses in absolute dollars will remain comparable for the second quarter of fiscal 2002.

     Sales and Marketing

                                              2001     2000    % Change
                                             ------   ------   --------
For the three months ended December 31:            (In thousands)
    Sales and marketing ...................  $4,836   $5,821      (17%)

     Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased $985,000 or 17% for the three months ended December 31, 2001 as compared to the same period in 2000. The decrease is a result of the restructuring of our sales organization designed to focus greater resources on our large corporate customers. We expect that we will need to make significant investment in our sales and marketing efforts for us to maintain our market position and to further increase acceptance of our services, however, we must do this cost-effectively. We anticipate that sales and marketing expenses in absolute dollars will increase for the second quarter of fiscal 2002.

     Operations

                                              2001     2000    % Change
                                             ------   ------   --------
For the three months ended December 31:            (In thousands)
    Operations ............................  $2,012   $1,688       19%

     Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure, and headquarters data center, and provide twenty-four by seven basic customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $324,000 or 19% for the three months ended December 31, 2001 as compared to the same period in 2000. The increase in operations expenses was primarily related to the hiring of personnel to manage and support our customer base and data center. We believe that continued investment is necessary to support our ability to successfully support our current customer base and to further support our increased number of service offerings. We anticipate that operations expenses in absolute dollars will remain comparable for the second quarter of fiscal 2002.

                                              2001     2000    % Change
                                             ------   ------   --------
For the three months ended December 31:          (In thousands)
    General and administrative ..........   $2,273  $1,846     23%

  General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $427,000 or 23% for the three months ended December 31, 2001 as compared to the same period in 2000. The increase in our general and administrative expenses was mainly attributable to operating costs associated with the unleased portion of our headquarters building that were not included in the excess facility charge of $11.0 million recorded last quarter, of which approximately $9.7 million remains accrued at December 31, 2001. We anticipate that general and administrative expenses in absolute dollars will remain comparable for the second quarter of fiscal 2002.

  Acquisition-Related Charges and Amortization of Goodwill, Intangible Assets and Stock-Based Compensation


    For the three months ended December 31:                              2001            2000        % Change
                                                                         ----            ----        --------
                                                                            (In thousands)
    Amortization of goodwill ...................................       $     0         $3,518           --


    Amortization of intangible assets ..........................           214            654          (67%)


    Amortization of deferred compensation ......................             0          3,218           --


    Amortization of stock-based compensation ...................            85             85           --
                                                                       --------        ------        -------

    Acquisition-related charges, amortization of goodwill and
    other intangible assets and amortization of stock-based
     compensation ..............................................       $   299         $7,475          (96%)
                                                                       =======         ======

    Beginning October 1, 2001, we adopted SFAS 142, and as a result, we no longer amortize goodwill. Goodwill amortization for the three months ended December 31, 2000 was $3.5 million. As of December 31, 2001, unamortized goodwill approximated $3.2 million. Although goodwill is no longer subject to amortization, it is now subject to impairment testing to be performed at a minimum on an annual basis, as discussed in Note 6, "Goodwill and Other Intangible Assets," of the Notes to Condensed Consolidated Financial Statements.

    In connection with the purchase of Velogic Inc. (Velogic)in June 2000, Digital Content, L.L.C. (Digital Content) in August 2000, the management service provider business of Envive Corporation (Envive) in July 2001, and the business of onDevice Corporation (onDevice) in October 2001, we recorded approximately $53.6 million in goodwill and other intangible assets. For the three months ended December 31, 2001 and 2000, we recorded expenses of $214,000 and $654,000 relating to amortization of intangible assets, respectively. At December 31, 2001, we had a remaining balance of approximately $2.1 million in other intangible assets that are amortized over a three year period from the date of acquisition. For the quarter ended December 31, 2000, we expensed acquisition-related costs of $3.2 million representing amortization of deferred compensation.

    We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable in accordance with SFAS 142. Our policy is to assess the recoverability of goodwill using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of the acquired entity at the end of the related goodwill amortization period.

    The remaining carrying value of goodwill and intangible assets at December 31, 2001 is summarized as follows (in thousands):

                                            Goodwill     Intangible      Total
                                                           Assets
                                            --------       ------       --------
    Digital Content ....................    $   570        $  273        $  843
    Velogic ............................        379            54           433
    Envive .............................      2,247           995         3,242
    onDevice ...........................         --           793           793
                                            -------        ------       --------
    Total ..............................    $ 3,196        $2,115        $5,311
                                            =======        ======       ========

    A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million, was attributed to deferred compensation, and was amortized over the six months ended March 31, 2001.

    Some options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense in the amount of $85,000 for the three months ended December 31, 2001 and 2000, and had an aggregate of $367,000 included in unamortized deferred compensation as of December 31, 2001. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

    We expect the amortization of intangible assets and stock-based compensation to be approximately $400,000 for the second quarter of fiscal 2002, assuming no additional acquisitions or impairment charges.


    Interest Income, Net

                                            2001    2000   % Change
                                           ------  ------  --------
For the three months ended December 31:         (In thousands)
    Interest income, net ............      $3,303  $5,427   (39%)


  Net interest income decreased $2.1 million or $39% for the three months ended December 31, 2001 as compared to the same period in 2000. Substantially all of the balance represents interest income from our investments and restricted cash. The decrease in interest income, net, was primarily due to the decline in interest rates during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. We expect that net interest income will decline further during fiscal 2002 due to a general decline in interest rates.


 Provision for Income Taxes

   No provision for federal and state income taxes was recorded for the three months ended December 31, 2001, due to the operating loss, net operating loss carryforwards, and tax credits.

   A provision for federal and state income taxes of $200,000 was recorded for the three months ended December 31, 2000, principally for alternative minimum tax.

 Liquidity and Capital Resources

   Since our inception, we have funded our operations primarily through sales of our equity securities. Prior to our initial public offering, in September 1999, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In September and October 1999, we raised $56.7 million, net of issuance costs, in connection with our initial public offering. In a subsequent public offering in February 2000, we raised $286.3 million, net of issuance costs. In addition, we finance our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at December 31, 2001 for the leases and loans was $494,000. At December 31, 2001, we had approximately $37.9 million in cash and cash equivalents, approximately $209.0 million in short-term investments, and $85.0 million in restricted cash in connection with the lease for our headquarters building, for a total of approximately $331.9 million. Our short-term investments consist of investment-grade debt securities.

   Net cash used for operating activities was approximately $1.9 million for the three months ended December 31, 2001. For the three months ended December 31, 2001, net cash used for operating activities was primarily the result of the loss from operations before deductions for depreciation and amortization, a decrease in accounts payable and accrued expenses mainly due to payments associated with our headquarters building, periodic insurance renewals and ordinary vendors that support our operations, and a decrease in deferred revenue. The decrease was partially offset by a decrease in accounts receivable as a result of focused collection efforts and the receipt of accrued interest generated from our restricted cash balance. Net cash provided by operating activities was $2.4 million for the three months ended December 31, 2000 and resulted from income from operations before deduction for depreciation and amortization, partially offset by an increase in prepaids and other assets, due mainly to an increase in interest receivable.

     Cash used for our investing activities totaled approximately $12.8 million for the three months ended December 31, 2001. During the quarter, we purchased $26.2 million of short-term investments and $1.0 million of property and equipment, and used $1.0 million for our acquisitions of onDevice and Envive. We received $15.5 million from the sale of short-term investments. Cash used for our investing activities totaled $54.6 million in the three months ended December 31, 2000. During the first quarter of fiscal 2001, we purchased $51.5 million of short-term investments and $3.1 million of capital expenditures. We expect capital expenditures to be approximately $2.0 to $3.0 million for the second quarter of fiscal 2002, absent any acquisition costs or other extraordinary transactions.

   We used $539,000 for financing activities for the three months ended December 31, 2001. We used $336,000 for loan repayments for equipment and other loans, and $246,000 for the purchase of treasury stock, offset by $43,000 from the issuance of common stock under our employee stock option plan. We used $153,000 for financing activities for the three months ended December 31, 2000. We made loan repayments for equipment and other loans of $323,000, offset by $170,000 received from the issuance of common stock under our employee stock option plan.

   As of December 31, 2001, our principal commitments consisted of $94.6 million in loans and operating and capital leases, including the lease for our headquarters building. In connection with the lease for our headquarters building, we have $85.0 million of restricted cash that is deposited with a financial institution in an interest-bearing escrow account, and serves to fully collateralize the lease obligation. The lease agreement provides a balloon payment and is due and payable in June 2005. The building lease costs have amounted to approximately $4.0 million annually, but may fluctuate based on fluctuations in the interest rates, which are based on LIBOR.

   The lease agreement contains various events, including our failure to comply with the terms of the lease, a change in control, our failure to make payments on indebtedness of

$3.0 million or more, a judgment in excess of $3.0 million and other customary events of default. A default under the lease, including violation of these covenants, could require us to purchase the leased property for a specified amount, which approximates the lessor's original cost (the "Termination Value"), as well as any unpaid rent. As of December 31, 2001, the Termination Value was approximately $85 million.

    At the end of the lease term, we have an option to either purchase the leased property for the Termination Value, or to assist the lessor with the sale of the property. We have the ability to exercise this option during the term of the lease. We have provided a residual value guarantee for up to $79 million to cover any deficiency should the property ultimately be sold for less than the Termination Value.

    In the event that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, the expected loss will be accrued on a straight-line basis over the remaining lease term. At the present time, management does not currently know whether it is probable that the fair market value of the property at the end of the lease term will be less than the Termination Value.

    Management has evaluated the expected fair value of the property at the end of the lease term by reviewing current real estate market conditions and indicators of expectations for the market in the future. Real estate market conditions subsequent to the origination of the lease have generally worsened due to the amount of available space for lease and the corresponding lease rates. The range of current market values for the property is estimated to be between $40 million to $50 million. However, due to the historical and expected volatility of the real estate market, management is currently unable to estimate the fair value of the property at the end of the lease term.

     We had no material commitments for capital expenditures as of December 31, 2001. Because we expect to continue to support our measurement computer capacity, we expect to make additional capital expenditures during fiscal 2002, although at a significantly lower level than in fiscal 2001. We anticipate that we will also make additional capital expenditures related to our headquarters but at lower levels than in the past. A significant part of the upgrades yet to be completed to the facility are related to providing complete backup electrical generation capability in the event of electrical power loss or interruption.

    We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, decreases in customers or renewals, or changes in the value of our short-term investments. If, after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

Accounting Policies and Judgments

    Our accounting policies and judgments are of both a recurring and nonrecurring nature. The recurring ones relate to revenue recognition, the allowance for doubtful accounts receivable, and the valuation of our corporate headquarters building which is subject to an operating lease. The nonrecurring ones are those for the excess facility charge, and impairment assessments for goodwill and other intangible assets. Our revenue recognition policy is discussed above in the section "Overview." Each of the other areas is discussed below.


Accounts Receivable, net

    Accounts receivable is recorded net of allowance for doubtful accounts, which doubtful accounts totaled $1.1 million and $1.0 million as of December 31, 2001 and September 30, 2001, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the accounts receivable aging, the age of each invoice, each customer's expected ability to pay and our collection history with each customer. We review any invoice greater than 60 days past due to determine if an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management's best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in a requirement for additional allowances in the future.

Valuation of Building Subject to Operating Lease

     In July 2000, we entered into a five year lease agreement for our corporate headquarters building in San Mateo, California. We have provided a residual value guarantee for up to $79 million to cover any deficiency should the property ultimately be sold for less than the termination value of the property. This obligation is fully collateralized by the restricted cash of $85 million. On a quarterly basis, management evaluates the expected fair value of our building at the end of the lease term by consulting with external real estate experts, reviewing current real estate market conditions and future market indicators. Management's evaluation considers recent real estate sale and lease transactions for comparable properties and published market forecasts that may indicate expected future valuation trends. The range of current market values for the property is estimated to be between $40 million to $50 million which is less than the residual value guarantee of $79 million. Due to the historical and expected volatility of the real estate market, management is currently unable to estimate the fair value of the property at the end of the lease term. If, however, the value of the building at the end of the lease could be estimated and was expected to decline below the residual value guarantee provided by us, an accrual, which could be significant, would have to be recorded in the financial statements, reflecting the estimated loss under the lease.


Excess Facility Charge

    We recorded an accrual for excess facility charges of approximately $10.3 million at September 30, 2001, of which approximately $9.7 million remains accrued at December 31, 2001, for certain costs related to the unoccupied portion of our headquarters building in San Mateo, California. The accrual includes certain lease costs such as lease expense, insurance, and property taxes. Other operating costs associated with the unoccupied space will be reported as incurred as operating expenses in future periods. The accrual was determined by estimating the lease costs for unleased space over the life of the lease. Management's assumptions and estimates included in determining the excess facility charge were based on expected LIBOR rates for establishing lease rates, expected insurance and property tax costs, and expected sublease rates. The remaining accrual for the unoccupied space is reviewed quarterly including updates to management's assumptions and estimates based on current real estate market conditions. If actual market conditions are less favorable than those projected by management and adversely impact the assumptions made by management, additional lease cost accruals may be required.


Impairment Assessment

    We evaluate our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    With our adoption of SFAS 142 on October 1, 2001, we have up to six months from the date of adoption to determine the fair value of our one reporting unit and compare it to the reporting unit's carrying amount. To the extent that the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we will need to perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle.

Recent Accounting Pronouncements

   In October 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), it retains many of the fundamental provisions of that statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS 144 on our financial position and results of operations, but the Statement is not expected to have any material impact on reported results.

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

   We adopted SFAS 142 effective October 1, 2001 and no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $1.3 million, based on projected amortization for fiscal 2002. At December 31, 2001, unamortized goodwill approximated $3.2 million. We will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

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

     We have introduced many new products and services and latest versions of existing products since the beginning of fiscal 2000. We have only a limited operating history upon which to base an evaluation of our current business and future prospects. Our recent product offerings include:

     . We introduced latest versions of our Website Perspective--Business Edition in June 2000, Website Perspective--Consumer Edition in September 2001, and Transaction Perspective 3.0 in December 2001.

     . In June 2000, we acquired Velogic, Inc., and in July 2000, we introduced our KeyReadiness load-testing service.

     . In August 2000, we acquired Digital Content, L.L.C., and introduced our Red Alert monitoring service.

     . We introduced our Streaming Perspective service in October 2000, and our Custom Perspective service in November 2001.

     . We introduced our SLA Perspective service in February 2001, and Keynote Enterprise Perspective service in July 2001.

     . In July 2001, we acquired the assets of the management service provider business of Envive Corporation and introduced our Test Perspective service.

     . In October 2001, we acquired the assets of onDevice and introduced our Wireless Perspective service.

     .    In November 2001, we introduced our Advanced Technical Services.

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

      We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur operating losses in the future. We incurred net losses of $3.0 million for the quarter ended December 31, 2001, and as of December 31, 2001, we had an accumulated deficit of $74.8 million. In addition, we are required under generally accepted accounting principles to review our goodwill and other intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2001, we had $5.3 million of goodwill and other intangible assets. We may incur additional expenses in connection with a write-down of goodwill or other intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001, when we recorded an impairment charge of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses will continue to increase. As a result, we will need to increase our revenues to initially achieve and then to maintain profitability. We may continue our recent trend of reporting sequential quarterly decreases in revenue and may never be able to regain our historic revenue growth rates.


The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

  To maintain and grow our revenues, we must achieve high customer renewal rates for our services. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. In addition, our customers may renew for services. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates. Our customer renewal rates may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations.

  Further, because of the relatively small size of initial orders, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. During fiscal 2001 and the first quarter of fiscal 2002, we experienced a reduction in revenue from Internet service provider customers, e-commerce and other Internet businesses. We also experienced an increase in cancellations and nonrenewals. If we continue to experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us, our business would continue to be adversely affected. If we continue to experience cancellations and/or reductions in service, our revenues could continue to decline unless we are able to obtain additional customers or sources of revenues, sufficient to replace lost revenues.

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of public-market analysts and investors, the price of our common stock may decline.

  Results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

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

  .  the amount and timing of professional services revenues;

  . the amount and timing of operating costs and capital expenditures relating to expansion of our operations infrastructure, including our continued international expansion; and

  . restructuring costs if the market continues its downward trend or market conditions do not improve;

  . excess facility charge if the rental market continues its downward trend or market conditions do not improve;


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

  Because our business is based on providing web performance benchmarking, testing and application performance management services, the Internet must be widely adopted as a means of electronic commerce, or e-business, and communications. Because e-business and communications over the Internet are new and evolving, with many companies entering and exiting this market, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

     . security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

     . inconsistent quality of service, including well-publicized outages of popular web sites;

     .    lack of availability of cost-effective, high-speed services;

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

  Sales of our benchmarking services have generated a substantial majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our benchmarking services. Therefore, we believe that initial sales and renewals of our benchmarking services will account for a substantial portion of our revenues for the immediate future. A decline in the price of, or fluctuation in the demand for, benchmarking services, or our inability to maintain or increase sales, would cause our revenues to decline.


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

  We believe that maintaining and strengthening the Keynote brand in a cost-effective manner is an important aspect of our business and an important element in attracting new customers. In the past, our efforts to build our brand have involved significant expense. We may not be successful in building our brand in a cost-effective manner. If our brand-building strategy is unsuccessful, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts.


We face competition that could make it difficult for us to acquire and retain customers.

  The market for web performance benchmarking, testing, and application performance management services is relatively new and evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services. For example, Mercury Interactive offers services that compete with our Transaction and Test

Perspective services, and Gomez Advisors offers services similar to our Website Perspective-Business Edition and Transaction Perspective services. In addition, with respect to our LoadPro service, we compete with companies that offer load-testing software, such as Segue Software, or that offer both load-testing software and services, such as Mercury Interactive. With respect to our Red Alert monitoring service, we face competition from software companies such as Freshwater Software, a division of Mercury Interactive. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional, market-specific competitors.

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

     In the future, we intend to expand our service offerings and to continue to measure the impact of new Internet technologies such as Internet telephony. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

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

  Ten customers accounted for approximately 24% of our total revenues for the three months ended December 31, 2001. No one customer accounted for more than 10% of total revenue for the quarters ended December 31, 2000 and 2001. This concentration may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.


To grow our business, we need to establish and maintain relationships with other companies to help market our Internet performance measurement, testing and benchmarking services.

   To increase sales of our Internet performance measurement, testing, and benchmarking services worldwide, we must complement our direct sales force with relationships with companies to market and sell our services to their customers. If we are unable to maintain our existing contractual marketing and distribution relationships, or fail to enter into additional relationships, we will have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenues from customer referrals and other co-marketing benefits. Our success depends in part on the ultimate success of these relationships and the ability of these companies to market and sell our services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, they could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenues.

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

To grow our business, we must retain qualified personnel in a competitive marketplace.

  We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although we, and a number of other technology companies, have implemented workforce reductions, there remains substantial competition for highly skilled employees with experience in the Internet industry, a complex industry that requires a unique knowledge base. Key employees are not bound by agreements that could prevent them from terminating their employment at any time.

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

   We formed our application performance management services organization in January 1999 and expanded our service offerings during fiscal 2001 to include certain products as well as professional services. We have limited experience in delivering consulting services and we may not be able to successfully introduce additional consulting services. Consulting services represented approximately 8% of total revenues for the quarter ended December 31, 2001. In addition, our cost of consulting services has exceeded our consulting revenue for all periods. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We also expect that costs of consulting and support services in absolute dollars will increase slightly in subsequent quarters for the foreseeable future. We will also need to successfully market these services to potential customers. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our general inexperience in delivering consulting services, we may not succeed in selling these services.

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

  We intend to continue to expand our operations by deploying additional measurement computers, both domestically and internationally, hiring new personnel and implementing and integrating new accounting and control systems to manage this expansion. In addition, we acquired Velogic Inc. and Digital Content L.L.C. in fiscal 2000, we acquired the management service provider business of Envive Corp. in fiscal 2001, and we acquired the assets of onDevice Corp. in the first quarter of fiscal 2002. We may encounter difficulties in managing this growth and integrating the operations of these and additional services and personnel we may acquire. Our ability to compete effectively and to manage any future expansion of our operations will require continual improvement of our financial and management controls, reporting systems and procedures on a timely basis. We may not succeed in these efforts and a disruption could impair our ability to retain existing customers or attract new customers.


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

  We collect and store performance data at our data center located in California, which experienced a shortage of electricity in 2001. When electrical power reserves for the State of California fall below specified levels, California has in the past implemented, and may in the future continue to implement, rolling blackouts of electrical service throughout the state. Although we currently have battery powered back-up capacity and short-term diesel powered electrical generating capability, if the blackouts extend for periods extending beyond the levels of our battery powered and diesel powered back-up, we would be temporarily unable to continue operations at our facilities. We would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply or that of our hosting provider. Any interruption of our electrical power could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Furthermore, prices for electricity have increased dramatically over the past year. If prices continue to increase, our operating expenses and costs to supply power to tenants will likely increase, as our principal facilities are located in California.


Our measurement computers are located at sites, which we do not own or operate and it could be difficult for us to maintain or repair them if they do not function properly.

   Our measurement computers are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Although we operate these computers remotely from our San Mateo, California operations center, we do not own or operate the facilities, we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or are acquired. In addition, if our measurement computers were not functioning properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.

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

   We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit significant resources to expand our international sales and marketing activities, which were 7% of our total revenues for the quarter ended December 31, 2001. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:


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


We may face difficulties assimilating our acquisitions and may incur costs associated with any future acquisitions.

We have completed several acquisitions, and as a part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions and any future acquisitions could create risks for us, including:

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

     . impairment charges related to potential write-down of acquired assets in future acquisitions;

     .    failure to realize any of the anticipated benefits of the acquisition;
          and

     . use of substantial portions of our available cash to consummate the acquisition and/or operate the acquired business.


Our future operating results could be harmed if we are unable to sublease a major portion of the space in our corporate headquarters building.

     For the year ended September 30, 2001, we incurred an excess facility charge of $11.0 million for certain costs related to the unoccupied portion of our building in San Mateo, of which approximately $9.7 million remains accrued as of December 31, 2001. We currently expect that we will need to sublease approximately 60% of the space to a third party. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our costs in connection with leasing space in the building. The excess facility charge may be subject to market condition changes.

Item 3. Qualitative and Quantitative Disclosures about Market Risks.

   Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents, short-term investments, and restricted cash are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at December 31, 2001, the interest earned on those cash and cash equivalents, short-term investments and restricted cash could increase or decrease by approximately $1.3 million on an annualized basis.

    Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at December 31, 2001. We do not enter into derivative transactions for trading or speculative purposes.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          As disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2001, a number of securities class action lawsuits have been filed against us, certain of our officers and the underwriters of our initial public offering, in connection with the offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The proceedings against the issuers, including us, have been stayed pending an outcome in the proceedings against the underwriters. We believe the claims are without merit and intend to defend the actions vigorously.

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable.


Item 3.   Defaults Upon Senior Securities

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.


Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)       Index to Exhibits

          10.01 Amendment Agreement between Registrant and Umang Gupta dated November 12, 2001

(b)       Reports on Form 8-K

          We did not file any reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of February 2002.

                    KEYNOTE SYSTEMS, INC.

                    By:  /s/ Umang Gupta
                        -----------------------------------------
                        Umang Gupta
                        Chairman of the Board and Chief Executive Officer
                       (Principal Executive Officer)


                    By:  /s/ John J. Flavio
                        -----------------------------------------
                        John J. Flavio
                        Senior Vice President and Chief Financial Officer
                       (Principal Financial Officer)


                    By:  /s/ Peter J. Maloney
                        -----------------------------------------
                        Peter J. Maloney
                        Vice President and Controller (Principal Accounting Officer)