Form 10-Q
period 2002-03-31
KEYNOTE SYSTEMS INC
filed 2002-05-15
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-27241

KEYNOTE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3226488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Mariners Island Blvd., San Mateo, CA	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 403-2400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class Common Stock, $.001 par value	Shares outstanding at April 30, 2002 28,419,036

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$38,778	$53,130
Short-term investments	207,840	198,566

Total cash, cash equivalents, and short-term investments	246,618	251,696

Accounts receivable, less allowance for doubtful accounts of $1,080 and $1,041 as of March 31, 2002 and September 30, 2001	5,494	7,862
Prepaid and other current assets	3,945	4,649

Total current assets	256,057	264,207

Restricted cash	85,000	85,000
Property and equipment, net	15,787	17,208
Goodwill, net	3,196	3,025
Other intangible assets, net	1,888	1,472
Other assets	187	1,752

Total assets	$362,115	$372,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and capital lease obligation	183	830
Accounts payable	1,402	2,385
Accrued expenses	7,905	10,626
Accrued excess facility costs	9,288	10,303
Deferred revenue	5,625	5,401

Total current liabilities	24,403	29,545

Total liabilities	24,403	29,545

Stockholders’ equity:
Common stock	28	28
Treasury stock	(74)	(1,086)
Additional paid-in capital	413,986	413,966
Deferred compensation	(282)	(452)
Accumulated deficit	(77,797)	(71,804)
Accumulated other comprehensive income	1,851	2,467

Total stockholders’ equity	337,712	343,119

Total liabilities and stockholders’ equity	$362,115	$372,664

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,		Six Months ended March 31,
	2002	2001	2002	2001
Revenue:
Subscription services	$8,557	$11,583	$17,353	$24,108
Consulting and support services	652	444	1,445	937

Total revenues	9,209	12,027	18,798	25,045

Operating Expenses:
Cost of subscription services	2,857	3,120	6,249	6,254
Cost of consulting and support services	937	700	1,889	1,484
Research and development	2,101	1,885	4,280	3,825
Sales and marketing	4,802	5,722	9,725	11,586
Operations	2,046	1,998	4,127	3,707
General and administrative	1,992	1,722	4,062	3,489
Acquisition related charges and amortization of goodwill, other intangible assets, and stock-based compensation	307	5,755	606	13,230

Total operating expenses	15,042	20,902	30,938	43,575

Loss from operations	(5,833)	(8,875)	(12,140)	(18,530)
Interest income, net	2,844	5,282	6,148	10,709

Loss before income taxes	(2,989)	(3,593)	(5,992)	(7,821)
Provision for income taxes	—	100	—	300

Net loss	$(2,989)	$(3,693)	$(5,992)	$(8,121)

Net Loss per share:
Basic and diluted	$(0.11)	$(0.13)	$(0.21)	$(0.29)

Shares used in computing basic and diluted net loss per share:
Basic and diluted	27,965	27,673	27,892	27,630

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(5,992)	$(8,121)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,045	2,783
Amortization of goodwill and other intangible assets	436	7,971
Amortization of deferred compensation	170	5,006
Changes in operating assets and liabilities:
Accounts receivable	2,368	(1,165)
Prepaids and other assets	2,269	(1,622)
Accounts payable and accrued expenses	(4,719)	1,412
Deferred revenue	224	(795)

Net cash (used for) provided by operating activities	(1,199)	5,469

Cash flows from investing activities:
Purchases of property and equipment	(2,624)	(8,923)
Purchase of assets of onDevice and Envive	(1,023)	—
Purchase of short-term investments	(36,097)	(51,499)
Sale of short-term investments	26,206	29,430

Net cash used for investing activities	(13,538)	(30,992)

Cash flows from financing activities:
Repayment of notes payable	(647)	(661)
Issuance of common stock, net of issuance costs	1,278	1,351
Purchase of treasury stock	(246)	(1,326)

Net cash provided by (used for) financing activities	385	(636)

Net decrease in cash and cash equivalents	(14,352)	(26,159)
Cash and cash equivalents at beginning of the period (1)	53,130	260,201

Cash and cash equivalents at end of the period (1)	$38,778	$234,042

Cash, cash equivalents, and short-term investments at end of the period (1)	$246,618	$256,109

(1)	Excludes $85.0 million of restricted cash.

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at March 31, 2002, and the results of operations and cash flows for the interim periods ended March 31, 2002 and 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company’s Report on Form 10-K as filed with the SEC.

The results of operations for any interim period are not necessarily indicative of the Company’s results of operations for any other future interim period or for a full fiscal year.

Certain reclassifications have been made to previously issued financial statements to conform to current presentation.

(2)    Revenue Recognition

Subscription services revenues consist of fees from subscriptions to the Company’s Internet measurement, monitoring, testing and diagnostic services. The Company’s subscription services revenues are generally deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised mainly of deferred subscription services revenue. A portion of subscription services revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on the balance sheet. The Company does not generally grant refunds during the initial subscription term. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenues from consulting and support services are recognized as the services are performed, typically over a period of one to three months. For consulting projects that span multiple months, the Company recognizes revenue on a percentage of completion basis.

(3)    Other Comprehensive Loss

Other comprehensive loss includes unrealized gains on short-term investments in debt securities, which are excluded from earnings and reported as a component of stockholders’ equity. Comprehensive loss for the interim periods ended March 31, 2002 and 2001 are presented below:

	Three Months Ended		Six Months Ended
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
Net loss	$(2,989)	$(3,693)	$(5,992)	$(8,121)
Unrealized gain on investments, net of taxes	299	—	616	—

Comprehensive loss	$(2,690)	$(3,693)	$(5,376)	$(8,121)

(4)    Financial Instruments and Concentration of Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, restricted cash, accounts payable, capital lease obligation, and notes payable approximates their fair market value. Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair market value due to their short-term nature. Notes payable and capital lease obligations approximate fair market value as interest rates on these notes and capital lease obligations approximate market rates. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable.

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers, however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting policy for its allowance for doubtful accounts is based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts after considering the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews any invoices greater than 60 days old to determine if an allowance is appropriate based on the risk category. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in a requirement for additional allowances in the future. Based on the historical amount of accounts receivable written off in prior periods, the Company currently believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At March 31, 2002 and 2001, no one customer accounted for more than 10% of the Company’s total accounts receivable. For the three and six months ended March 31, 2002 and 2001, no single customer accounted for more than 10% of the Company’s total revenues.

(5)    Investments

For the purposes of the consolidated financial statements, the Company considers all highly liquid investment with original maturities of three months or less when acquired to be cash equivalents. All the Company’s cash equivalents and short-term investments are classified as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The following table summarizes the Company’s short-term investments in investment-grade debt securities as of March 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. government agencies	$14,991	$76	$—	$15,067
Corporate debt securities	190,998	2,145	370	192,773

Total	$205,989	$2,221	$370	$207,840

Income taxes on net unrealized gains are expected to be immaterial.

The following table summarizes the maturities of fixed maturity investments available for sale at March 31, 2002 (in thousands). Expected maturities will differ from contractual maturities of the debt securities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Due in 1 year	$94,616	$95,700
Due in 2 years	111,373	112,140

Total	$205,989	$207,840

(6)    Goodwill and Other Intangible Assets

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” As a result, the Company no longer amortizes goodwill. Instead, the Company evaluates its goodwill for recoverability on an annual basis, thereby eliminating quarterly and annual goodwill amortization of approximately $334,000 and $1.3 million, respectively, based on the projected amortization for fiscal 2002. The Company will also evaluate goodwill whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable from estimated future cash flows.

With its adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to identify any necessary amortization period adjustments and to determine if any amount of intangible assets should be reclassed to goodwill. Based on that assessment, no adjustments were made to the amortization periods or residual values of other intangible assets.

SFAS 142 provided a six-month transitional period from the effective date of adoption, for the Company to perform an assessment as to whether there is an indication that goodwill is impaired. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As of October 1, 2001, the Company determined that it has one reporting unit.

The Company was required to determine the fair value of its one reporting unit and compare it to the reporting unit’s carrying amount. To the extent that the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle. The Company has performed the first step of the transitional impairment test required under SFAS 142, and has obtained an indicator of impairment in the Company’s single reporting unit. The second step of the transitional impairment test will be performed in the third quarter of fiscal 2002 in order to determine whether a loss should be recognized.

At March 31, 2002, the Company had remaining goodwill of $3.2 million (net of accumulated amortization of $14.9 million and impairment charges of $26.0 million).

The following table outlines the pro forma adjustments to reported net loss and net loss per share for the three and six months ended March 31, 2001, to exclude the amortization of goodwill (in thousands, except for loss per share).

	Three Months Ended March 31, 2001	Six Months Ended March 31, 2001
Net Loss:
Reported net loss	$(3,693)	$(8,121)
Add back goodwill amortization	3,497	7,014

Adjusted net loss	$(196)	$(1,107)

Basic and diluted loss per share:
Reported basic and diluted loss per share	$(0.13)	$(0.29)
Add back goodwill amortization	.13	.25

Adjusted basic and diluted loss per share	$0.00	$(0.04)

    Additionally, the Company has approximately $1.9 million of unamortized other intangible assets, which are all subject to amortization. During the first quarter of fiscal 2002, the Company acquired approximately $860,000 of technology-based intangible assets, which are being amortized over a three-year period. No significant residual value is estimated for these intangible assets. During the three and six months ended March 31, 2002, the amortization expense for intangible assets was approximately $222,000 and $436,000, respectively. The components of intangible assets are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of March 31, 2002
Gross Carrying Value	$5,587	$3,605	$250	$9,442
Accumulated Amortization	(3,934)	(3,388)	(232)	(7,554)

Net Carrying Value at March 31, 2002	$1,653	217	$18	$1,888

As of September 30, 2001
Gross Carrying Value	$4,735	$3,605	$250	$8,590
Accumulated Amortization	(3,575)	(3,318)	(225)	(7,118)

Net Carrying Value at September 30, 2001	$1,160	$287	$25	$1,472

The amortization expense for existing intangible assets is estimated to be $446,000 for the remainder of fiscal 2002, $852,000 for fiscal 2003, $579,000 for fiscal 2004, and $11,000 for fiscal 2005.

(7)    Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the “as-if-converted” basis.

The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	2002	2001
For the three and six months ended March 31:
Shares subject to outstanding stock options	5,677	4,166
Shares of restricted stock subject to repurchase	39	177

Total shares excluded	5,716	4,343

The weighted-average exercise price per share of common stock subject to stock options was $13.74 as of March 31, 2002 and $30.53 as of March 31, 2001. The weighted-average repurchase price of restricted stock was $0.90 as of March 31, 2002, and $0.68 as of March 31, 2001.

(8)    Acquisitions

On October 10, 2001, the Company acquired the business of onDevice Corporation (onDevice), a provider of wireless application testing services. The Company believes this acquisition will enhance the Company’s ability to offer additional performance improvement services to wireless customers, and was accounted for under the purchase method of accounting. The transaction was completed for $860,000 in cash, plus up to an additional $1.25 million in cash to be paid if certain revenue target goals are met in the 12 months ending September 30, 2002.

The $860,000 cash purchase consideration was based on estimated fair values of the assets of onDevice at the acquisition date, and allocated to the technology-based intangible assets acquired. There was no goodwill arising from the acquisition. Intangible assets are being amortized on a straight-line basis over three years, and amortization of intangible assets related to onDevice was $70,000 and $133,000 for the three and six months ended March 31, 2002, respectively. The consolidated statements of operations include activity relating to onDevice’s business activities subsequent to the acquisition. If the results of the two companies were combined on a pro forma basis for the three and six months ended March 31, 2001, the difference between pro forma results, and the actual results reported herein, would be immaterial.

For the three months ended March 31, 2002, we recorded $222,000 in amortization related to intangible assets and $85,000 in amortization of stock-based compensation. For the six months ended March 31, 2002, we recorded $436,000 in amortization related to intangible assets and $170,000 in amortization of stock-based compensation.

Acquisition-related charges, and amortization of goodwill and other intangibles and stock based compensation of approximately $5.8 million recorded in the condensed consolidated statement of operations for the three months ended March 31, 2001, includes acquisition related charges of approximately $1.6 million, amortization of goodwill and other intangibles of approximately $4.1 million and amortization of stock-based compensation of approximately $85,000. Acquisition-related charges, and amortization of goodwill and other intangibles and stock based compensation of approximately $13.2 million recorded in the condensed consolidated statement of operations for the six months ended March 31, 2001, includes acquisition related charges of approximately $4.8 million, amortization of goodwill and other intangibles of approximately $8.3 million and amortization of stock-based compensation of approximately $170,000.

(9)    Commitments and Contingencies

(A)  Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire on various dates through December 2005. Additionally, the Company has leased equipment under a capital lease. At March 31, 2002, future minimum payments under the leases, net of sublease income, are as follows (in thousands):

Year ended March 31:	Operating	Capital
2003	$1,822	$33
2004	2,156	—
2005	3,983	—
2006	86,238	—
Thereafter	—	—

Total minimum lease payments	$94,199	$33

Less amount representing interest		(1)

Present value of minimum capital lease payments—all current		32

The above amounts do not include lease expenses related to excess facilities that were accrued as of September 30, 2001.

In July 2000, the Company entered into a five-year lease agreement for a 188,000 square foot office building in San Mateo, California which the Company began occupying in March 2001. The agreement has a mutual one-year renewal option. The development and acquisition of the property has been financed by a third party through a financial institution. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts.

The lease agreement specifies that the occurrence of certain events will constitute a default under the lease, including the Company’s failure to comply with the terms of the lease, a change in control, the Company’s failure to make payments on indebtedness of $3.0 million or more, a judgment against the Company in excess of $3.0 million and other customary events of default. A default under the lease, including the occurrence of one of these events, could require the Company to purchase the leased property for a specified amount, which approximates the lessor’s original cost (the “Termination Value”), as well as any unpaid rent. As of March 31, 2002, the Termination Value was approximately $85.0 million and was fully secured by the $85.0 million restricted cash held by the financial institution.

At the end of the lease term, the Company has an option to either purchase the leased property for the Termination Value, or to assist the lessor with the sale of the property. The Company has the ability to exercise this option during the term of the lease. The Company has provided the lessor with a residual value guarantee for up to $79.0 million to cover any deficiency should the property ultimately be sold for less than the Termination Value.

In the event that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, and the expected loss resulting from the residual value guarantee can be reasonably estimated, the expected loss will be accrued on a straight-line basis over the remaining lease term. At present, management does not currently know whether it is probable that the fair market value of the property at the end of the lease term will be less than the Termination Value.

Management has evaluated the expected fair value of the property at the end of the lease term by reviewing current real estate market conditions and indicators of expectations for the market in the future. Real estate market conditions subsequent to the origination of the lease have generally worsened due to the amount of available space for lease and the corresponding lease rates. The range of current market values for the property is estimated to be between $40 million to $50 million. However, due to the historical and expected significant volatility of the real estate market in the San Francisco Bay Area, management is currently unable to estimate the fair value of the property at the end of the lease term.

To fully collateralize this obligation, $85.0 million has been deposited in an interest-bearing escrow account and is included in the balance sheet as restricted cash as of March 31, 2002 and 2001, and is reflected as a future minimum payment in 2006 in the above table. In accordance with the lease agreement, the cash restriction expires on June 2005. In addition, the property covered by the lease, as well as all of the Company’s personal property and its headquarters building, is subject to a deed of trust in favor of the lessor in order to secure the Company’s obligations under the lease.

(B)  Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and the underwriters of the Company’s initial public offering. These so-called “laddering” lawsuits are essentially identical, and were brought on behalf of those who purchased the Company’s publicly traded securities between September 24, 1999 and August 19, 2001. These complaints allege that the underwriters of the Company’s initial public offering allocated shares in exchange for agreements by investors to buy additional shares in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that the prospectus for the Company’s initial public offering was false and misleading in violation of federal securities laws because it did not disclose these alleged arrangements. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The proceedings against the issuers, including the Company, have been stayed pending an outcome in the proceedings against the underwriters. The Company believes the claims are without merit and intends to defend the actions vigorously. However, these claims, even if not meritorious, could be expensive and divert management’s attention from operating the Company.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(10)    Geographical, Segment, and Significant Customer Reporting

The Company has determined that it operates in a single operating segment: the development and sale of services to measure, assure and improve the quality of service of web sites.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These sales and foreign-owned assets are not significant. For the three months and six months ended March 31, 2002 and 2001, respectively, no single customer accounted for more than 10% of total revenues. At March 31, 2002 and 2001, respectively, no single customer accounted for more than 10% of total net accounts receivables.

(11)    Subsequent Event

On May 1, 2002, the Company acquired NetMechanic, Inc., a provider of remote Web site quality assurance and testing services for small to medium size businesses. The transaction was completed for approximately $1.5 million in cash, plus an additional cash payment if certain revenue and profitability targets are met in the twelve months ending September 30, 2003.

ITEM 2.    Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes.

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated revenue, costs and expenses. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in our annual report on Form 10-K for the fiscal year ended September 30, 2001, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Impact Future Operating Results” and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission including, the quarterly reports on Form 10-Q and current reports on Form 8-K that we have filed and will file. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We provide Internet performance services that enable companies to benchmark, test, manage and improve their e-business web sites. We believe that companies who use our services can increase revenues, improve customer support and retention while, at the same time, reduce customer support costs, and gain a competitive advantage.

Revenues consist of subscription services revenue and consulting and support services revenues. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Our subscription services revenues are generally deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. Deferred revenue is comprised primarily of deferred subscription services revenue. A portion of subscription services revenues is invoiced monthly upon completion of measurement services. Any unearned revenue is recorded as deferred revenue on our balance sheet. We do not generally grant refunds during the initial subscription term. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. As of March 31, 2002, we had recorded $5.6 million of deferred revenue. Revenues from our consulting and support services are recognized as the services are performed; a typical project duration is approximately one to three months. For longer consulting projects, we recognize revenue on a percentage-of-completion basis.

We derive and expect to continue to derive our revenues from the sale of our web performance benchmarking, application performance management and testing services. These services include our Perspective services, together with our Red Alert monitoring and alarm services, which are subscription-based services that our customers purchase for an initial three to twelve month term and then may renew on an annual, semi-annual, or month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the frequency of the measurements, the additional features ordered, and the type of services. We offer our consulting and support services on a per engagement basis. Consulting and support services revenues have amounted to 7% and 8% of total revenues for the three months and six months ended March 31, 2002, respectively. We believe that consulting and support services revenues may increase in the future somewhat as a percentage of total revenue, as we introduce additional services and as our services are more widely used.

For the quarter ended March 31, 2002, our 10 largest customers accounted for approximately 27% of total revenues. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenues could significantly decline.

Results of Operations

Revenues

	2002	2001	% Change
	(In thousands)
For the three months ended March:
Subscription services	$8,557	$11,583	(26%)
Consulting and support services	652	444	47%

	$9,209	$12,027	(23%)

For the six months ended March:
Subscription services	$17,353	$24,108	(28%)
Consulting and support services	1,445	937	54%

	$18,798	$25,045	(25%)

Subscription Services.    Revenues from subscription services decreased approximately $3.0 million or 26% for the three months ended March 31, 2002 as compared to the same period in 2001. Revenues from subscription services decreased $6.8 million or 28% for the six months ended March 31, 2002 as compared to the same period in 2001. Subscription services represented approximately 93% and 96% of total revenues for the three months ended March 31, 2002 and 2001, respectively, and approximately 92% and 96% of total revenues for the six months ended March 31, 2002 and 2001, respectively. The decreases resulted primarily from lower sales to the Internet service provider, e-commerce and Internet business market segment, which declined to 15% of total revenue, compared to 27% in the comparable quarter a year ago and 16% last quarter.

Consulting and Support Services.    Revenues from consulting and support services increased $208,000 or 47% for the three months ended March 31, 2002 as compared to the same period in 2001. Revenues from consulting and support services increased $508,000 or 54% for the six months ended March 31, 2002 as compared to the same period in 2001. Consulting and support services represented approximately 7% and 4% of total revenues for the three months ended March 31, 2002 and 2001, respectively, and approximately 8% and 4% of total revenues for the six months ended March 31, 2002 and 2001.

For the three and six months ended March 31, 2002 and 2001, no single customer accounted for more than 10% of total revenues.

Expenses:

Costs of Subscription and Consulting and Support Services

	2002	2001	% Change
	(In thousands)
For the three months ended March 31:
Costs of subscription services	$2,857	$3,120	(8)%
Costs of consulting and support services	$937	$700	34%

For the six months ended March 31:
Costs of subscription services	$6,249	$6,254	0%
Costs of consulting and support services	$1,889	$1,484	27%

Costs of Subscription Services.    Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services decreased $263,000 or 8% for the three months ended March 31, 2002 as compared to the same period in 2001 and declined sequentially by $535,000 or 16% compared to the first quarter of fiscal 2002. The decrease was primarily due to our bandwidth cost reduction program. Costs of subscription services decreased $5,000 for the six months ended March 31, 2002 as compared to the same period in 2001. Costs of subscription services were 33% and 27% of subscription service revenue for the three months ended March 31, 2002 and 2001, respectively, and approximately 36% and 26% of subscription service revenue for the six months ended March 31, 2002 and 2001. We believe that costs of subscription services in absolute dollars for the third quarter of fiscal 2002 will remain comparable to the second quarter of fiscal 2002.

        Costs of Consulting and Support Services.  Costs of consulting and support services consist of compensation expenses and related costs for consulting and support services personnel, all load-testing bandwidth costs and related network infrastructure costs. Costs of consulting and support services exceeded consulting and support services revenue for the three and six months ended March 31, 2002 and 2001. Costs of consulting and support services increased $237,000 or 34% for the three months ended March 31, 2002 compared to the same period in 2001 and were sequentially flat compared to the first quarter of fiscal 2002. Costs of consulting and support services increased $405,000 or 27% for the six months ended March 31, 2002 compared to the same period in 2001. The costs primarily increased because, in accordance with our recently introduced program of charging for Advance Technical Service, the costs of our Advanced Technical Services support personnel are included in the costs of consulting and support services. There were no associated costs with the Advanced Technical Services support personnel in fiscal 2001. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We expect that costs of consulting and support services in absolute dollars for the third quarter of fiscal 2002 will decrease slightly compared to the second quarter of fiscal 2002.

Research and Development

	2002	2001	% Change
	(In thousands)
For the three months ended March 31:
Research and development	$2,101	$1,885	11%

For the six months ended March 31:
Research and development	$4,280	$3,825	12%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased $216,000 or 11% for the three months ended March 31, 2002 as compared to the same period in 2001 and were sequentially flat compared to the first quarter of fiscal 2002. Research and development expenses increased $455,000 or 12% for the six months ended March 31, 2002 as compared to the same period in 2001. The increase was primarily attributable to the increase in personnel to support our new offerings in our Testing and Wireless Perspective services as well as costs incurred in the enhancement and expansion of our current services. To date, all research and development expenses have been expensed as incurred. We believe that a significant investment in research and development is essential for us to continue to enhance and expand our services. We anticipate that research and development expenses in absolute dollars for the third quarter of fiscal 2002 will remain comparable to the second quarter of fiscal 2002.

Sales and Marketing

	2002	2001	% Change
	(In thousands)
For the three months ended March 31:
Sales and marketing	$4,802	$5,722	(16%)

For the six months ended March 31:
Sales and marketing	$9,725	$11,586	(16%)

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased $920,000 or 16% for the three months ended March 31, 2002 as compared to the same period in 2001 and sequentially declined compared to the first quarter of fiscal 2002 by $121,000 or 2%. Our sales and marketing expenses decreased approximately $1.9 million or 16% for the six months ended March 31, 2002 as compared to the same period in 2001. The decrease was primarily a result of the restructuring of our sales organization designed to focus greater resources on our large corporate customers and reduced spending on marketing programs. We expect to continue to make investments in our sales and marketing efforts for us to maintain our market position and to further increase acceptance of our services. We anticipate that sales and marketing expenses in absolute dollars for the third quarter of fiscal 2002 will remain comparable to the second quarter of fiscal 2002.

Operations

	2002	2001	% Change
	(In thousands)
For the three months ended March 31:
Operations	$2,046	$1,998	2%

For the six months ended March 31:
Operations	$4,127	$3,707	11%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure, and headquarters data center, and provide twenty-four by seven basic customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $48,000 or 2% for the three months ended March 31, 2002 as compared to the same period in 2001 and were sequentially flat compared to the first quarter of fiscal 2002. Our operations expenses increased $420,000 or 11% for the six months ended March 31, 2002 as compared to the same period in 2001. The increase in operations expenses was primarily related to the hiring of personnel to manage and support our customer base and data center. We believe that continued investment is necessary to support our ability to successfully support our current customer base and to further support our increased number of service offerings. We anticipate that operations expenses in absolute dollars for the third quarter of fiscal 2002 will remain comparable to the second quarter of fiscal 2002.

General and Administrative

	2002	2001	% Change
	(In thousands)
For the three months ended March 31:
General and administrative	$1,992	$1,722	16%

For the six months ended March 31:
General and administrative	$4,062	$3,489	16%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $270,000 or 16% for the three months ended March 31, 2002 as compared to the same period in 2001 and sequentially declined compared to the first quarter of fiscal 2002 by $78,000 or 4%. General and administrative expenses increased $573,000 or 16% for the six months ended March 31, 2002 as compared to the same period in 2001. The increase in our general and administrative expenses was mainly attributable to the hiring of additional personnel to support our business as well as higher insurance and occupancy costs. We anticipate that general and administrative expenses in absolute dollars for the third quarter of fiscal 2002 will remain comparable to the second quarter of fiscal 2002.

Acquisition-Related Charges and Amortization of Goodwill, Other Intangible Assets and Stock-Based Compensation

	2002	2001	% Change
	(In thousands)
For the three months ended March 31:
Amortization of goodwill	$0	$3,497	—
Amortization of intangible assets	222	555	(60)%
Amortization of acquisition-related deferred compensation	0	1,618	—
Amortization of stock-based compensation	85	85	—

Acquisition-related charges, amortization of goodwill and other intangible assets and amortization of stock-based compensation	$307	$5,755	(95)%

For the six months ended March 31:
Amortization of goodwill	$0	$7,014	—
Amortization of intangible assets	436	1,210	(64)%
Amortization of acquisition-related deferred compensation	0	4,836	—
Amortization of stock-based compensation	170	170	—

Acquisition-related charges, amortization of goodwill and other intangible assets and amortization of stock-based compensation	$606	$13,230	(95)%

Beginning October 1, 2001, we adopted SFAS 142, and as a result, we no longer amortize goodwill. Goodwill amortization for the three and six months ended March 31, 2001 was $3.5 million and $7.0 million, respectively. As of March 31, 2002, unamortized goodwill was approximately $3.2 million. Although goodwill is no longer subject to amortization, it is now subject to impairment testing to be performed at a minimum on an annual basis, as discussed in Note 6, “Goodwill and Other Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements.

In connection with the purchase of Velogic Inc. (Velogic) in June 2000, Digital Content, L.L.C. (Digital Content) in August 2000, the management service provider business of Envive Corporation (Envive) in July 2001, and the business of onDevice Corporation (onDevice) in October 2001, we recorded approximately $53.6 million in goodwill and other intangible assets. For the three months ended March 31, 2002 and 2001, we recorded expenses of $222,000 and $555,000 relating to amortization of intangible assets, respectively. For the six months ended March 31, 2002 and 2001, we recorded expenses of $436,000 and $1.2 million relating to amortization of intangible assets, respectively. At March 31, 2002, we had a remaining balance of approximately $1.9 million in other intangible assets that are being amortized over a three-year period from the date of acquisition. For the three and six months ended March 31, 2001, we expensed acquisition-related deferred compensation costs of $1.6 million and $4.8 million, respectively.

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

The remaining carrying value of goodwill and intangible assets at March 31, 2002 is summarized as follows (in thousands):

	Goodwill	Intangible Assets	Total
Digital Content	$570	$228	$798
Velogic	379	45	424
Envive	2,247	897	3,144
onDevice	—	718	718

A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million, was attributed to deferred compensation, and was fully amortized by March 31, 2001.

Some options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense in the amount of $85,000 for the three months ended March 31, 2002 and 2001, and we had an aggregate of $282,000 included in unamortized deferred compensation as of March 31, 2002. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

We expect the amortization of intangible assets and stock-based compensation to be approximately $300,000 for the third quarter of fiscal 2002, assuming no additional acquisitions or impairment charges.

Interest Income, Net

	2002	2001	% Change
	(In thousands)
For the three months ended March 31:
Interest income, net	$2,844	$5,282	(46)%

For the six months ended March 31:
Interest income, net	$6,148	$10,709	(43)%

Net interest income decreased approximately $2.4 million or 46% for the three months ended March 31, 2002 as compared to the same period in 2001. Net interest income decreased approximately $4.6 million or 43% for the six months ended March 31, 2002 as compared to the same period in 2001. Substantially all of the balance represents interest income from our investments and restricted cash. The decrease in interest income, net, was primarily due to the decline in interest rates during the three and six months ended March 31, 2002 compared to the same period of fiscal 2001. We expect that net interest income will decline further during fiscal 2002 due to the general decline in interest rates available for the reinvestment of funds from securities maturing during the remainder of fiscal 2002.

Provision for Income Taxes

No provision for federal and state income taxes was recorded for the three months ended March 31, 2002, due to the operating loss, net operating loss carryforwards, and tax credits.

A provision for federal and state income taxes of $100,000 and $300,000 was recorded for the three and six months ended March 31, 2001, principally for alternative minimum tax.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through sales of our equity securities. Prior to our initial public offering, in September 1999, we had raised approximately $25.8 million, net of offering costs, from the sale of common stock and preferred stock. In September and October 1999, we raised $56.7 million, net of issuance costs, in connection with our initial public offering. In a subsequent public offering in

February 2000, we raised $286.3 million, net of issuance costs. In addition, we have financed our operations through subordinated and other debt, equipment loans and a capital lease. The principal balance outstanding at March 31, 2002 for the notes payable and capital lease obligation was $183,000. At March 31, 2002, we had approximately $38.8 million in cash and cash equivalents, approximately $207.8 million in short-term investments, and $85.0 million in restricted cash in connection with the lease for our headquarters building, for a total of approximately $331.6 million. Our short-term investments consist of investment-grade debt securities.

Net cash used for operating activities was approximately $1.2 million for the six months ended March 31, 2002. For the six months ended March 31, 2002, net cash used for operating activities was primarily the result of the loss from operations before deductions for depreciation and amortization, a decrease in accounts payable and accrued expenses mainly due to payments associated with our headquarters building, periodic insurance renewals and other vendors that support our operations. The use of cash was partially offset by a decrease in accounts receivable as a result of successful collection efforts, and a decrease in prepaids and other assets mainly due to the receipt of accrued interest generated from interest earned on our restricted cash balance. Net cash provided by operating activities was $5.5 million for the six months ended March 31, 2001 and resulted from income from operations before deduction for depreciation and amortization, somewhat offset by an increase in accounts receivable and prepaids and other assets. Accounts receivable increased due to poor collections results and prepaids and other assets increased due to an increase in interest receivable.

Cash used for our investing activities totaled approximately $13.5 million for the six months ended March 31, 2002. During the six months ended March 31, 2002, we used $36.1 million for short-term investments, $2.6 million for property and equipment, and $1.0 million for our acquisitions of onDevice and Envive. We received $26.2 million from the sale of short-term investments. Cash used for our investing activities totaled $31.0 million for the six months ended March 31, 2001. During the six months ended March 31, 2001, we used $51.5 million for short-term investments and $8.9 million for capital expenditures. We received $29.4 million from the sale of short-term investments. We expect capital expenditures to be approximately $500,000 to $1.0 million for the third quarter of fiscal 2002, absent any acquisitions or other extraordinary transactions.

Financing activities generated $385,000 for the six months ended March 31, 2002. We received $1.3 million from the issuance of common stock under our employee stock option and stock purchase plans, offset by $647,000 used for the repayment of notes payable, and $246,000 used for the repurchase of 34,500 shares of our common stock under our repurchase program. We used $636,000 for financing activities for the six months ended March 31, 2001. We received $1.4 million from the issuance of common stock under our employee stock option and stock purchase plans, offset by $661,000 used for the repayment of notes payable, and $1.3 million used for the repurchase of 103,300 shares of our common stock under our repurchase program.

As of March 31, 2002, our principal commitments consisted of $94.4 million in loans and operating and capital leases, including future minimum payments under the lease for our headquarters building. In connection with the lease for our headquarters building, we have $85.0 million of restricted cash that is deposited with a financial institution in an interest-bearing escrow account, and serves to fully collateralize the lease obligation. The building lease costs have amounted to approximately $4.0 million annually, but may fluctuate based on fluctuations in the interest rates, which are based on LIBOR.

The lease agreement specifies that the occurrence of certain events will constitute a default under the lease, including our failure to comply with the terms of the lease, a change in control, our failure to make payments on indebtedness of $3.0 million or more, a judgment against us in excess of $3.0 million and other customary events of default. A default under the lease, including the occurrence of one of these events, could require us to purchase the leased property for a specified amount, which approximates the lessor’s original cost (the “Termination Value”), as well as any unpaid rent. As of March 31, 2002, the Termination Value was approximately $85.0 million.

We have an option during or at the end of the lease term, to either purchase the leased property for the Termination Value, or at the end of the lease term to assist the lessor with the sale of the property. We have the ability to exercise this option during the term of the lease. We have provided the lessor with a residual value guarantee for up to $79 million to cover any deficiency should the property ultimately be sold for less than the Termination Value.

In the event that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, and the expected loss resulting from the residual value guarantee can be reasonably estimated, the expected loss will be accrued on a straight-line basis over the remaining lease term.

Management has evaluated the expected fair value of the property at the end of the lease term by reviewing current real estate market conditions and indicators of expectations for the market in the future. Real estate market conditions subsequent to the origination of the lease have generally worsened due to the amount of available space for lease and the corresponding lease rates. The range of current market values for the property is currently estimated to be between $40 million to $50 million. However, due to the historical and expected significant volatility of the real estate market in the San Francisco Bay Area, management is currently unable to estimate the fair value of the property at the end of the lease term in 2005.

We had no material commitments for capital expenditures as of March 31, 2002. Because we expect to continue to support our measurement computer capacity, we expect to make additional capital expenditures during fiscal 2002, although at a significantly lower level than in fiscal 2001. We anticipate that we will also make additional capital expenditures related to upgrades of our headquarters but at lower levels than in the past. A significant part of the upgrades yet to be completed to the facility are related to providing complete backup electrical generation capability in the event of electrical power loss or interruption.

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

Critical Accounting Policies and Judgments

In preparing our financial statements in accordance with generally accepted accounting principles, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Our critical accounting policies and judgments are of both a routine and nonroutine nature. The recurring policies relate to revenue recognition, the allowance for doubtful accounts receivable, and the valuation of our corporate headquarters building, which is subject to an operating lease. The nonroutine policies are those for the excess facility charge, and impairment assessments for goodwill and other intangible assets. Our revenue recognition policy is discussed above in the section “Overview.” Each of the other areas is discussed below.

Allowance for Doubtful Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts receivable of $1.1 million and $1.0 million as of March 31, 2002 and September 30, 2001, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay

22

and our collection history with each customer. We review all invoices greater than 60 days old to determine if an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. Based on the amount of accounts receivable written off in prior periods, management believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. The allowance for doubtful accounts represents management’s best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances or reductions in the allowances due to recoveries in the future.

Valuation of Corporate Headquarters Building

In July 2000, we entered into a five-year lease agreement for our corporate headquarters building in San Mateo, California. We have provided the lessor a residual value guarantee for up to $79 million to cover any deficiency should the property ultimately be sold for less than the termination value of the property. This obligation is fully collateralized with restricted cash of $85.0 million. On a quarterly basis, management evaluates the expected fair value of our building at the end of the lease term by consulting with external real estate experts, reviewing current real estate market conditions and future market indicators. Management’s evaluation considers recent real estate sale and lease transactions for comparable properties and published market forecasts that may indicate expected future valuation trends. The range of current market values for the property is estimated to be between $40 million to $50 million, which is less than the residual value guarantee of $79 million. Due to the historical and expected significant volatility of the real estate market in the San Francisco Bay Area, management is currently unable to estimate the fair value of the property at the end of the lease term. If, however, the value of the building at the end of the lease could reasonably be estimated and was expected to be below the residual value guarantee provided by us, an accrual, which could be significant, would have to be recorded in the financial statements, reflecting the estimated loss under the lease.

Excess Facility Charges

We recorded an accrual for excess facility charges of approximately $10.3 million at September 30, 2001, of which approximately $9.3 million remains accrued at March 31, 2002, for certain costs related to the unoccupied portion of our headquarters building in San Mateo, California. The accrual includes certain lease costs such as lease expense, insurance, and property taxes. Other operating costs associated with the unoccupied space will be reported as incurred as operating expenses in future periods. The accrual was determined by estimating the lease costs for unleased space over the life of the lease. Management’s assumptions and estimates included in determining the excess facility charge were based on expected LIBOR rates for establishing lease rates, expected insurance and property tax costs, and expected sublease rates. We currently do not have any significant sublease income and do not expect any significant sublease income in the foreseeable future. The remaining accrual for the unoccupied space is reviewed quarterly including updates to management’s assumptions and estimates based on current real estate market conditions. If actual market conditions are less favorable than those projected by management and adversely impact the assumptions made by management, additional lease cost accruals may be required.

Impairment Assessments of Goodwill and Other Intangibles

We evaluate our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by t7he asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” With our adoption of SFAS 142, we reassessed the useful lives and residual values of all acquired intangible assets to identify any necessary amortization period adjustments and to determine if any amount of intangible assets should be reclassed to goodwill. Based on that assessment, no adjustments were made to the amortization periods or residual values of other intangible assets.

SFAS 142 provided a six-month transitional period from the effective date of adoption for us to perform an assessment as to whether there is an indication that goodwill is impaired. To accomplish this, we must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As of October 1, 2001, we determined that we have one reporting unit.

        We were required to determine the fair value of our one reporting unit and compare it to the reporting unit’s carrying amount. To the extent that the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which could be measured as of the date of adoption. This second step must be performed as soon as possible, but no later than the end of the fiscal year. Any impairment measured as of the date of adoption will be recognized as the cumulative effect of a change in accounting principle.

We have performed the first step of the transitional impairment test required under SFAS 142, and have obtained an indicator of impairment in our single reporting unit. The second step of the transitional impairment test will be performed in the third quarter of fiscal 2002 in order to determine whether a loss should be recognized.

At March 31, 2002, we had remaining goodwill of $3.2 million (net of accumulated amortization of $14.9 million and impairment charges of $26.0 million).

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

We have introduced many new products and services and latest versions of existing products since the beginning of fiscal 2000. We have only a limited operating history upon which to base an evaluation of our current business and future prospects. Our recent product offerings include:

•	We introduced our SLA Perspective service in February 2001, and Keynote Enterprise Perspective service in July 2001.

•	In July 2001, we acquired the assets of the management service provider business of Envive Corporation and introduced our Test Perspective service.

•	In October 2001, we acquired the assets of onDevice and introduced our Wireless Perspective service.

•	In November 2001, we introduced our Advanced Technical Services and Custom Perspective service.

•	In December 2001, we introduced latest version of our Transaction Perspective.

•	We introduced our latest versions of our Website Perspective in March 2002.

•	In May 2002, we acquired NetMechanic, Inc., which we expect will enhance the monitoring services that we already provide through our Red Alert division.

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

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur operating losses in the future. We incurred net losses of $3.0 million and $6.0 million for the three and six months ended March 31, 2002, and as of March 31, 2002, we had an accumulated deficit of $77.8 million. In addition, we are required under generally accepted accounting principles to review our goodwill and other intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2002, we had $5.1 million of goodwill and other intangible assets. We may incur additional expenses in connection with a write-down of goodwill or other intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001, when we recorded an impairment charge of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. As a result, we will need to increase our revenues to initially achieve and then to maintain profitability. We may continue our recent trend of reporting sequential quarterly decreases in revenue and may never be able to regain our historic revenue growth rates.

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

Further, because of the relatively small size of initial orders, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. During fiscal 2001 and the first half of fiscal 2002, we experienced a reduction in revenue form Internet service providers and e-commerce and internet businesses. We also experienced an increase in cancellations and non-renewals. If we continue to experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us, our business would continue to be adversely affected. If we continue to experience cancellations and/or reductions in service, our revenues could continue to decline unless we are able to obtain additional customers or sources of revenues, sufficient to replace lost revenues. Continued reductions and/or cancellations could result in our inability to collect amounts due.

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

Results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	the rate of new and renewed subscriptions to our Internet performance measurement services;

•	the amount and timing in any reductions by our customers in their usage of our service offerings;

•	our ability to increase the number of web sites we measure for our existing customers in a particular quarter;

•	our ability to attract new customers in a particular quarter, particularly larger customers;

•	the amount and timing of professional services revenues;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations infrastructure, including our international expansion;

•	impairment charges related to potential write-down of acquired assets in acquisitions.

•	restructuring costs if the market continues its downward trend or market conditions do not improve; and

•	excess facility charges and other charges related to our headquarters building if the real estate market continues its downward trend or market conditions do not improve.

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

Because our business is based on providing web performance benchmarking, testing and application performance management services, the Internet must be widely adopted as a means of electronic commerce, or e-business, and communications. Because e-business and communications over the Internet are new and evolving, with many companies entering and exiting this market, it is difficult to predict the size of this market and its sustainable growth rate. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

•	security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

•	inconsistent quality of service, including well-publicized outages of popular web sites;

•	lack of availability of cost-effective, high-speed services;

•	limited numbers of local access points for corporate users;

•	delay in the development of enabling technologies or adoption of new standards;

•	inability to integrate business applications with the Internet;

•	the need to operate with multiple and frequently incompatible products; and

•	a lack of tools to simplify access to and use of the Internet.

Our operating results depend on sales of our benchmarking services.

Sales of our benchmarking services, primarily our Website Perspective – Business Edition services, have generated a substantial majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our benchmarking services. Therefore, we believe that initial sales and renewals of our benchmarking services will account for a substantial portion of our revenues for the immediate future. A decline in the price of, or fluctuation in the demand for, benchmarking services, or our inability to maintain or increase sales, would cause our revenues to decline.

If one of our competitors’ Internet performance measurement service is adopted as the industry standard for measuring the speed and reliability of web sites, we may lose existing customers or encounter difficulties in attracting new customers.

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

The demand for our Internet performance measurement services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that measuring and evaluating the performance of their web sites is no longer important to their business. The Internet is a complex, heterogeneous network of communications networks with multiple operators and vendors supplying and managing the underlying infrastructure as well as connections to this infrastructure. Because the inherent complexity of the Internet currently causes significant quality of service problems for e-business companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies’ web sites, demand for our services would likely decline.

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

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking, testing, and application performance management, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, a unit of Lucent Technologies, and free services that measure web site availability, including the WebSite Garage unit of Netscape, and Internet Weather Report, a unit of MIDS Matrix IQ Service. In addition, companies that sell network management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

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

Ten customers accounted for approximately 27% of our total revenues for the three months ended March 31, 2002. No one customer accounted for more than 10% of total revenue for the quarters ended March 31, 2000 and 2001. This concentration may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

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

We formed our application performance management services organization in January 1999 and expanded our service offerings during fiscal 2001 and the first half of fiscal 2002 to include certain products as well as professional services. We have limited experience in delivering consulting services and we may not be able to successfully introduce additional consulting services. Consulting services represented approximately 7% and 8% of total revenues for the three and six months ended March 31, 2002. In addition, our cost of consulting services has exceeded our consulting revenue for all periods. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We also expect that costs of consulting and support services in absolute dollars could increase slightly in subsequent quarters for the foreseeable future. We will also need to successfully market these services to potential customers. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

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

We intend to continue to expand our operations by deploying additional measurement computers, both domestically and internationally, hiring new personnel and implementing and integrating new accounting and control systems to manage this expansion. In addition, we acquired Velogic Inc. and Digital Content L.L.C. in fiscal 2000, we acquired certain assets of Envive Corp. in fiscal 2001, and, in the first half of 2002, we acquired certain assets of onDevice Corp. and completed the acquisition of NetMechanic, Inc. We may encounter difficulties in managing this growth and integrating the operations of these and additional services and personnel we may acquire. Our ability to compete effectively and to manage any future expansion of our operations will require continual improvement of our financial and management controls, reporting systems and procedures on a timely basis. We may not succeed in these efforts and a disruption could impair our ability to retain existing customers or attract new customers.

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

If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, the last of which occurred in November 2001. The outages that we have experienced have lasted no more than a few hours. These outages have been caused by a variety of factors including electrical distribution equipment malfunctions, operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility’s being inadequately equipped to house our operations center. Although we do not believe we have lost any customers due to these prior outages, any outage for any period of time or loss of customer data could cause us to lose customers.

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

We collect and store performance data at our data center located in California, which experienced a shortage of electricity in 2001. Although we currently have battery powered back-up capacity and short-term diesel powered electrical generating capability, if power outages extend for periods extending beyond the levels of our battery powered and diesel powered back-up, we would be temporarily unable to continue operations at our facilities. We would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers. Our current insurance does not provide coverage for any damages our customers or we may suffer as a result of any interruption in our power supply or that of our hosting provider. Any interruption of our electrical power could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringing their intellectual property rights, we would be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, if at all.

As we expand our international activities, our business will be susceptible to additional risks associated with international operations.

We believe we must expand the sales of our services outside the United States and hire additional international personnel. Therefore, we expect to commit resources to expand our international sales and marketing activities, which were approximately 7% of our total revenues for the three and six months ended March 31, 2002. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

•	currency exchange rate fluctuations;

•	seasonal fluctuations in purchasing patterns;

•	unexpected changes in regulatory requirements;

•	maintaining and servicing computer hardware in distant locations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws; and

•	reduced protection for intellectual property rights in some countries.

The Internet may not be used as widely in other countries and the adoption of e-business may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our services to customers in markets outside the United States.

We may face difficulties assimilating our acquisitions and may incur costs associated with any future acquisitions.

We have completed several acquisitions, and as a part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with resellers of our service and our customers;

•	difficulties in managing geographically-dispersed businesses;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write-down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	use of substantial portions of our available cash to consummate the acquisition and/or operate the acquired business.

Our future operating results could be harmed if we are unable to sublease a major portion of the space in our corporate headquarters building or if the fair value of this property decreases.

For the year ended September 30, 2001, we incurred an excess facility charge of $11.0 million for certain costs related to the unoccupied portion of our building in San Mateo, of which approximately $9.3 million remains accrued as of March 31, 2002. We currently expect that we will need to sublease approximately 60% of the space to a third party. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our costs in connection with leasing space in the building. The excess facility accrual may be subject to market condition changes.

The lease for this building expires in 2005. We have the option to purchase the property for $85.0 million during or at the end of the lease term, or at the end of the lease term to assist the lessor with the sale of the property. If we purchase the property, we must pay $85.0 million to the lessor, regardless of the fair value of the building at the time of purchase, which may be lower. Real estate market conditions have generally worsened since we entered into the lease for this building. We estimate the current market value for the property to be between $40.0 million and $50.0 million. If we choose not to purchase the property, we will be obligated to assist in the sale of the property to a third person. We have provided the lessor with a residual guarantee of up to $79.0 million to cover any deficiency if the property is sold for less than that amount. As a result of the guarantees in this lease, our operating results could be substantially harmed. To secure our obligations under this lease, we have reserved $85.0 million of restricted cash on our balance sheet. We could also incur a charge if a third party purchases the property for less than the guaranteed price.

Item 3.    Qualitative and Quantitativ e Disclosures about Market Risks.

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents, short-term investments, and restricted cash are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at March 31, 2002, the interest earned on those cash and cash equivalents, short-term investments and restricted cash could increase or decrease by approximately $1.2 million on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at March 31, 2002. We do not enter into derivative transactions for trading or speculative purposes.

PART II—OTHER INFORMATION

Item 1.    Le gal Proceedings

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

Item 2.    Changes in Securitie s and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Se curities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other I nformation

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits

    Not applicable.

(b)  Reports on Form 8-K

We did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 15th day of May 2002.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN J. FLAVIO
John J. Flavio Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ PETER J. MALONEY
Peter J. Maloney Vice President and Controller (Principal Accounting Officer)