Form 10-Q
period 2002-06-30
KEYNOTE SYSTEMS INC
filed 2002-08-14
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at July 31, 2002
Common Stock, $.001 par value	28,490,289

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$51,130	$53,130
Short-term investments	192,809	198,566

Total cash, cash equivalents, and short-term investments	243,939	251,696

Accounts receivable, less allowance for doubtful accounts of $1,465 and $1,041 as of June 30, 2002 and September 30, 2001, respectively	5,348	7,862
Prepaid and other current assets	3,103	4,649

Total current assets	252,390	264,207

Restricted cash	85,000	85,000
Property and equipment, net	14,248	17,208
Goodwill, net	—	3,025
Other intangible assets, net	3,215	1,472
Other assets	385	1,752

Total assets	$355,238	$372,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable and capital lease obligation	37	830
Accounts payable	757	2,385
Accrued expenses	8,740	10,626
Accrued excess facility costs	8,854	10,303
Deferred revenue	5,658	5,401

Total current liabilities	24,046	29,545

Total liabilities	24,046	29,545

Stockholders’ equity:
Common stock	28	28
Treasury stock	(1,600)	(1,086)
Additional paid-in capital	413,971	413,966
Deferred compensation	(197)	(452)
Accumulated deficit	(83,457)	(71,804)
Accumulated other comprehensive income	2,447	2,467

Total stockholders’ equity	331,192	343,119

Total liabilities and stockholders’ equity	$355,238	$372,664

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenue:
Subscription services	$8,516	$10,376	$25,869	$34,484
Consulting and support services	958	693	2,403	1,630

Total revenue	9,474	11,069	28,272	36,114

Operating Expenses:
Costs of subscription services	2,721	3,375	8,970	9,629
Costs of consulting and support services	742	739	2,631	2,223
Research and development	2,140	1,575	6,420	5,400
Sales and marketing	4,709	4,992	14,434	16,578
Operations	1,909	1,832	6,036	5,539
General and administrative	2,071	1,776	6,133	5,265
Restructuring costs	—	271	—	271
Acquisition-related charges, impairment and amortization of goodwill and intangible assets, and stock-based compensation	597	34,676	1,203	47,906

Total operating expenses	14,889	49,236	45,827	92,811

Loss from operations	(5,415)	(38,167)	(17,555)	(56,697)

Interest income, net	2,916	3,869	9,064	14,578

Loss before provision for income taxes and the cumulative effect of a change in accounting principle	(2,499)	(34,298)	(8,491)	(42,119)

Provision for income taxes	—	150	—	450

Net loss before cumulative effect of a change in accounting principle	(2,499)	(34,448)	(8,491)	(42,569)

Cumulative effect of a change in accounting principle	—	—	(3,160)	—

Net loss	$(2,499)	$(34,448)	$(11,651)	$(42,569)

Net loss per share:

Net loss per share before the cumulative effect of a change in accounting principle	(0.09)	(1.24)	(0.30)	(1.54)

Cumulative effect per share of a change in Accounting principle	—	—	(0.12)	—

Basic and diluted net loss per share	$(0.09)	$(1.24)	$(0.42)	$(1.54)

Shares used in computing basic and diluted net loss per share:	27,999	27,784	27,928	27,663

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(11,651)	$(42,569)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,031	4,167
Amortization of goodwill and other intangible assets	748	12,075
Impairment of goodwill and intangible assets	—	30,493
Amortization of deferred compensation	255	5,091
In-process research and development charge	200	—
Cumulative effect of a change in accounting principle	3,160	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisitions:
Accounts receivable	2,596	225
Prepaids and other assets	2,913	(1,152)
Accounts payable and accrued expenses	(5,360)	560
Deferred revenue	(61)	(1,135)

Net cash (used in) provided by operating activities	(1,169)	7,755

Cash flows from investing activities:
Purchases of property and equipment	(3,074)	(10,701)
Purchases of assets and business	(2,212)	—
Purchases of short-term investments	(51,097)	(248,123)
Sales and maturities of short-term investments	56,854	51,430

Net cash provided by (used in) investing activities	471	(207,394)

Cash flows from financing activities:
Repayment of notes payable	(793)	(986)
Issuance of common stock, net of issuance costs	1,447	1,547
Repurchase of outstanding common stock	(1,956)	(1,326)

Net cash used in financing activities	(1,302)	(765)

Net decrease in cash and cash equivalents	(2,000)	(200,404)
Cash and cash equivalents at beginning of the period (1)	53,130	260,201

Cash and cash equivalents at end of the period (1)	$51,130	$59,797

Cash, cash equivalents, and short-term investments at end of the period (1)	$243,939	$255,465

(1)	Excludes $85.0 million of restricted cash.

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at June 30, 2002, and the results of operations and cash flows for the interim periods ended June 30, 2002 and 2001.

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

Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

(2)    Revenue Recognition

Subscription services revenue consists of fees from subscriptions to the Company’s Internet measurement, monitoring, testing and diagnostic services. The Company’s subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of measurement services. Deferred revenue is comprised mainly of deferred subscription services revenue. All unearned revenue is recorded as deferred revenue on the balance sheet. The Company does not generally grant refunds during the initial subscription term. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenue from consulting and support services, which includes revenue from the Company’s load testing service, are recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, the Company recognizes revenue on a percentage of completion basis.

(3)    Cumulative Effect of a Change in Accounting Principle

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to identify any necessary amortization period adjustments and to determine if any amount of intangible assets should be reclassified to goodwill. Based on that assessment, no adjustments were made to the amortization period or residual values of the other intangible assets other than goodwill.

SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment as to whether there is an indication that goodwill is impaired. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company determined that it had one reporting unit.

The Company determined the fair value of its one reporting unit as of October 1, 2001, and compared it to the reporting unit’s carrying amount. To the extent that the reporting unit’s carrying amount exceeded its fair value, an indication exists that the reporting unit’s goodwill

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may be impaired and the Company must perform the second step of the transitional impairment test. During the second quarter of fiscal 2002, the Company performed the first step of the transitional impairment test, and obtained an indicator of impairment in the Company’s single reporting unit. During the third quarter of fiscal 2002, the Company performed the second step of the transitional impairment test to measure the amount of the impairment. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. The Company determined the implied fair value of its single reporting unit using its market capitalization value, adjusted for a control premium and compared it to the Company’s carrying value. The Company determined its market capitalization value based on the number of shares outstanding and the stock price as of October 1, 2001, adjusted for a control premium. This evaluation indicated that goodwill associated with acquisitions completed prior to fiscal 2002 was impaired as of October 1, 2001. Accordingly, the Company recorded a $3.2 million non-cash impairment charge as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001. The charge is reflected in the results for the nine months ended June 30, 2002. Currently, there is no remaining goodwill on the Company’s balance sheet.

(4) Other Comprehensive Loss

Accumulated other comprehensive gain includes unrealized gains or losses on short-term investments in debt securities, which are excluded from earnings and reported as a component of stockholders’ equity. The comprehensive loss for the interim periods ended June 30, 2002 and 2001 are presented below:

	Three Months Ended		Nine Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net loss	$(2,499)	$(34,448)	$(11,651)	$(42,569)
Unrealized gain (loss) on investments	596	(1,025)	(20)	(1,025)

Comprehensive loss	$(1,903)	$(35,473)	$(11,671)	$(43,594)

(5)    Financial Instruments and Concentration of Risk

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

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers, however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting policy for its allowance for doubtful accounts is based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts after considering the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews any invoices greater than 60 days old to determine if an allowance is appropriate based on the risk category. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in a requirement for additional allowances in the future. For the quarter ended June 30, 2002, the Company increased its allowance for doubtful accounts. Based on the historical amount of accounts receivable written off in prior periods, the Company currently believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At June 30, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable. At

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2001 no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three months ended June 30, 2002, one customer accounted for 10% of the Company’s total revenue, of which 53% has been paid subsequent to June 30, 2002. For the nine months ended June 30, 2002, and the three and nine months ended June 30, 2001, no single customer accounted for more than 10% of the Company’s total revenue.

(6)    Investments

For the purposes of the consolidated financial statements, the Company considers all highly liquid investment with original maturities of three months or less when acquired to be cash equivalents. All of the Company’s cash equivalents and short-term investments are classified as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive loss. The following table summarizes the Company’s short-term investments in investment-grade debt securities as of June 30, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. government agencies	$11,000	$—	$—	$11,000
Corporate bonds and commercial paper	179,362	2,695	248	181,809

Total	$190,362	$2,695	$248	$192,809

Income taxes on net unrealized gains are expected to be immaterial.

The following table summarizes the maturities of fixed maturity investments available for sale at June 30, 2002 (in thousands). Expected maturities will differ from contractual maturities of the debt securities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Due in 1 year	$155,178	$157,052
Due in 2 years	35,184	35,757

Total	$190,362	$192,809

(7)    Goodwill and Other Intangible Assets

As described in Note 3, “Cumulative Effect of a Change in Accounting Principle”, the Company adopted SFAS 142 as of October 1, 2001. The following table outlines the pro forma adjustments for reported net loss and net loss per share for the three and nine months ended June 30, 2001, to exclude the amortization of goodwill (in thousands, except for loss per share).

	Three Months Ended June 30, 2001	Nine Months Ended June 30, 2001
Net Loss:
Reported net loss	$(34,448)	$(42,569)
Add back goodwill amortization	3,064	10,078

Adjusted net loss	$(31,384)	$(32,491)

Basic and diluted loss per share:
Reported basic and diluted loss per share	$(1.24)	$(1.54)
Add back goodwill amortization	.11	.37

Adjusted basic and diluted loss per share	$(1.13)	$(1.17)

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company has approximately $3.2 million of other intangible assets, which are all subject to amortization but have yet to be amortized. During the first quarter of fiscal 2002, as part of the Company’s acquisition of OnDevice, Corp. (onDevice), it acquired approximately $860,000 of technology-based intangible assets. During the third quarter of fiscal 2002, as part of the Company’s acquisition of NetMechanic, Inc (NetMechanic), it acquired $55,000 of customer-related intangible assets and approximately $1.5 million of technology-based intangible assets. All intangible assets are being amortized over a three-year period. No significant residual value is estimated for these intangible assets. During the three and nine months ended June 30, 2002, the amortization expense for intangible assets was approximately $312,000 and $748,000, respectively. During the three and nine months ended June 30, 2001, the amortization expense for intangible assets was approximately $1.0 million and $2.2 million, respectively. The components of intangible assets excluding goodwill are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of June 30, 2002:

Gross carrying value	$7,171	$3,660	$250	$11,081
Accumulated amortization	(4,205)	(3,426)	(235)	(7,866)

Net carrying value at June 30, 2002	$2,966	$234	$15	$3,215

As of September 30, 2001:

Gross carrying value	$4,735	$3,605	$250	$8,590
Accumulated amortization	(3,575)	(3,318)	(225)	(7,118)

Net carrying value at September 30, 2001	$1,160	$287	$25	$1,472

The amortization expense for existing intangible assets is estimated to be $403,000 for the fourth quarter of fiscal 2002, approximately $1.4 million for fiscal 2003, approximately $1.1 million for fiscal 2004, and $312,000 for fiscal 2005.

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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	2002	2001
For the three and nine months ended June 30:
Shares subject to outstanding stock options	5,875	2,666
Shares of restricted stock subject to repurchase	18	130

Total shares excluded	5,893	2,796

The weighted-average exercise price per share of common stock subject to stock options was $13.45 as of June 30, 2002 and $22.39 as of June 30, 2001. The weighted-average repurchase price of restricted stock was $1.07 as of June 30, 2002, and $0.72 as of June 30, 2001.

(9)    Acquisitions

On May 1, 2002, the Company acquired NetMechanic, a provider of remote web site quality assurance and testing services. The Company believes this acquisition enhances its ability to provide a complete suite of cost-effective content testing and availability monitoring services for the small to medium size business market. The acquisition was accounted for under the purchase method of accounting, and was completed for approximately $1.2 million in cash plus an additional cash payment if certain revenue and profitability targets are achieved during the twelve months ended September 30, 2003.

The $1.2 million cash purchase consideration was allocated to assets and liabilities acquired based on estimated fair values at the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$18
Accounts receivable	81
Technology-based intangible assets	1,548
Customer-based intangible assets	55
In-process research and development	200
Current liabilities	(396)
Deferred revenue	(317)

Total purchase consideration	$1,189

Approximately $200,000 of the purchase price has been allocated to the estimated fair value of an acquired in-process research and development project that had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development relates to NetMechanic’s technology for web page testing. The estimated fair value of this project was determined based on actual costs incurred as of the acquisition date. This amount was immediately expensed upon the acquisition date and this charge was included in acquisition-related charges, impairment and amortization of goodwill and other intangible assets, and stock-based compensation expenses.

Of the $1.6 million of acquired intangible assets, approximately $1.5 million was allocated to technology-based intangible assets and $55,000 was allocated to customer-based intangible assets. The estimated fair value of the technology-based intangible assets was determined using a discounted cash flow model. The discount rates used took into consideration the stage of completion and the risks surrounding the technologies that were valued.

Intangible assets are being amortized on a straight-line basis over three years. Amortization of intangible assets related to the NetMechanic acquisition was $89,000 for the three and nine months ended June 30, 2002. The consolidated statement of operations includes activity relating to NetMechanic’s business activity subsequent to the acquisition. If the results of the two companies were combined on a pro forma basis for the three and nine months ended June 30, 2001, the difference between pro forma results and the actual results reported herein, would be immaterial.

On October 10, 2001, the Company acquired the business of onDevice Corp. (onDevice), a provider of wireless application testing services. The Company believed this acquisition would enhance the Company’s ability to offer additional performance improvement services to wireless customers, and was accounted for under the purchase method of accounting. The transaction was completed for $860,000 in cash, plus up to an additional $1.25 million in cash to be paid if certain revenue target goals are met in the 12 months ending September 30, 2002.

The $860,000 cash purchase consideration was based on estimated fair values of the assets of onDevice at the acquisition date, and allocated to the technology-based intangible assets acquired. There was no goodwill arising from the acquisition. Intangible assets are being amortized on a straight-line basis over three years, and amortization of intangible assets related to onDevice was $71,000 and $204,000 for the three and nine months ended June 30, 2002, respectively. The consolidated statements of operations include activity relating to onDevice’s business activities subsequent to the acquisition. If the results of the two companies were combined on a pro forma basis for the three and nine months ended June 30, 2001, the difference between pro forma results, and the actual results reported herein, would be immaterial.

For the three months ended June 30, 2002, the Company recorded $312,000 in amortization related to intangible assets, $200,000 in in-process research and development charge associated with its acquisition of NetMechanic, and $85,000 in amortization of stock-based compensation. For the nine months ended June 30, 2002, the Company recorded $748,000 in amortization related to intangible assets, $200,000 in in-process research and development charge associated with its acquisition of NetMechanic, and $255,000 in amortization of stock-based compensation.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, the Company recorded an approximately $3.2 million charge as a cumulative effect of a change in accounting principal for the write-off of the remaining goodwill as of October 1, 2001 associated with its Digital Content and Red Alert acquisitions.

Acquisition-related charges, impairment and amortization of goodwill and other intangibles and stock based compensation of approximately $34.7 million recorded in the condensed consolidated statement of operations for the three months ended June 30, 2001, includes amortization of goodwill and other intangibles of approximately $4.1 million, impairment of goodwill and intangible assets of approximately $30.5 million, and amortization of stock-based compensation of approximately $85,000. Acquisition-related charges, impairment and amortization of goodwill and other intangibles and stock based compensation of approximately $47.9 million recorded in the condensed consolidated statement of operations for the nine months ended June 30, 2001, includes acquisition related deferred compensation charges of approximately $4.8 million, amortization of goodwill and other intangibles of approximately $12.3 million, impairment of goodwill and intangible assets of approximately $30.5 million, and amortization of stock-based compensation of $255,000.

(10) Commitments and Contingencies

(A) Leases

The Company leases its facilities and certain equipment under non-cancelable operating leases, which expire on various dates through December 2005. Additionally, the Company leased equipment under a capital lease, which expired in the third quarter of fiscal 2002. At June 30, 2002, future minimum payments under the leases, net of sublease income, are as follows (in thousands):

Twelve months ended June 30:	Operating Leases
2003	$1,907
2004	2,241
2005	88,661
2006	58
Thereafter	—

Total minimum lease payments	$92,867

The above amounts do not include lease expenses related to excess facilities that were accrued as of September 30, 2001.

In July 2000, the Company entered into a five-year lease agreement for a 188,000 square foot office building in San Mateo, California, which the Company began occupying in March 2001. The agreement has a mutual one-year renewal option. The development and acquisition of the property has been financed by a third party through a financial institution. Monthly lease payments under this operating lease are based on LIBOR using 30-day to 180-day LIBOR contracts.

The lease agreement specifies that the occurrence of certain events will constitute a default under the lease, including the Company’s failure to comply with the terms of the lease, a change in control of the Company, the Company’s failure to make payments on indebtedness of $3.0 million or more, a judgment against the Company in excess of $3.0 million and other customary events of default. A default under the lease, including the occurrence of one of these events, could require the Company to purchase the leased property for a specified amount, which approximates the lessor’s original cost (the “Termination Value”), as well as any unpaid rent. As of June 30, 2002, the Termination Value was approximately $85.0 million and was fully secured by $85.0 million of restricted cash held by the lessor financial institution.

The Company has an option that is exercisable during the term of the lease to either purchase the leased property for the Termination Value, or, to assist the lessor with the sale of the property at the end of the lease term. The Company has provided the lessor with a residual value guarantee for up to $79.0 million to cover any deficiency should the property ultimately be sold for less than the Termination Value.

In the event that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, and the expected loss resulting from the residual value guarantee can be reasonably estimated, the expected loss will be accrued on a straight-line basis over the remaining lease term. At present, management cannot currently

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determine whether it is probable that the fair market value of the property at the end of the lease term will be less than the Termination Value.

Management has evaluated the expected fair value of the property at the end of the lease term by reviewing current real estate market conditions and indicators of expectations for the market in the future. Real estate market conditions subsequent to the origination of the lease have generally worsened due to the amount of available space for lease and the corresponding lease rates. The range of current market values for the property is estimated to be between $40 million to $50 million. However, due to the historical and expected significant volatility of the real estate market in the San Francisco Bay Area, management is currently unable to estimate the fair value of the property at the end of the lease term in 2005. The Company will be engaging real estate experts to assist in evaluating the fair value of the property and alternatives associated with the ownership structure of the building in the fourth quarter of fiscal 2002, which may result in the termination of the lease, the acquisition of the property, and the recording of a non-cash charge for the difference between the fair value of the property and the termination value. Upon termination of the lease, the entire amount of the restricted cash will be utilized to satisfy all obligations under the lease agreement.

To fully collateralize this obligation, $85.0 million has been deposited in an interest-bearing escrow account with the lessor financial institution and is included in the balance sheet as restricted cash as of June 30, 2002 and 2001, and is reflected as a future minimum payment in 2005 in the above table. In accordance with the lease agreement, the cash restriction expires on June 2005. In addition, the property covered by the lease, as well as all of the Company’s personal property, is subject to a deed of trust in favor of the lessor in order to secure the Company’s obligations under the lease.

(B) Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits have been filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and the underwriters of the Company’s initial public offering. These so-called “laddering” lawsuits are essentially identical, and were brought on behalf of those who purchased the Company’s publicly traded securities between September 24, 1999 and August 19, 2001. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. Plaintiffs’ counsel and the individual named defendants’ counsel are in negotiations whereby the individual named defendants may be dismissed from the case, without any payments by the Company. A formal dismissal has not yet occurred. The case against the underwriters and the Company continues. The Company believes the claims are without merit and intends to defend the actions vigorously. However, these claims, even if not meritorious, could be expensive and divert management’s attention from operating the Company.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(11) Geographical, Segment, and Significant Customer Reporting

The Company has determined that it operates in a single operating segment: the development and sale of services to measure, assure and improve the quality of service of web sites.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These international sales and the Company’s foreign-owned assets are not significant. At June 30, 2002, one customer accounted for 10% of the Company’s total accounts receivable. At June 30, 2001, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three months ended June 30, 2002, one customer accounted for 10% of the Company’s total revenue. For the nine months ended June 30, 2002, and the three and nine months ended June 30, 2001, no single customer accounted for more than 10% of the Company’s total revenue.

Item 2.   Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes.

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated revenue, margins, costs and expenses. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Impact Future Operating Results” and elsewhere in our annual report on Form 10-K for the fiscal year ended September 30, 2001. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission including the quarterly reports on Form 10-Q and current reports on Form 8-K that we have filed and will file. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We provide Internet performance services that enable companies to benchmark, test, manage and improve their e-business web sites. We believe that companies who use our services can increase revenue, improve customer support and retention while reducing customer support costs, and gain a competitive advantage.

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Our subscription services revenue is generally deferred upon invoicing and are recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenues is invoiced monthly upon completion of measurement services. Deferred revenue is comprised primarily of deferred subscription services revenue. All unearned revenue is recorded as deferred revenue on our balance sheet, and as of June 30, 2002, we had recorded $5.7 million of deferred revenue. We do not generally grant refunds during the initial subscription term. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing service, is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, we recognize revenue on a percentage-of-completion basis.

We derive and expect to continue to derive our revenue from the sale of our web performance benchmarking, application performance management and testing services. These services include our subscription-based services such as our Perspective series of offerings, our Red Alert and NetMechanic monitoring and alarm services, and our private agent application performance management services. Our customers purchase these services for an initial three to twelve month term and then may renew on an annual, semi-annual, or month-to-month basis. Subscription fees vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased. We offer our consulting and support services on a per engagement basis. Consulting and support services revenue amounted to 10% and 8% of total revenue for the three months and nine months ended June 30, 2002, respectively. We believe that consulting and support services revenue may increase in the future somewhat as a percentage of total revenue, as we introduce additional services that require consulting expertise and as our Advanced Technical Support services are more widely used.

For the quarter ended June 30, 2002, our 10 largest customers accounted for approximately 32% of total revenue. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements for future services can generally be terminated at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenues could significantly decline.

Results of Operations

Revenue
	2002	2001	% Change
	(In thousands)
For the three months ended June 30:
Subscription services	$8,516	$10,376	(18%)
Consulting and support services	958	693	38%

	$9,474	$11,069	(14%)
For the nine months ended June 30:
Subscription services	$25,869	$34,484	(25%)
Consulting and support services	2,403	1,630	47%

	$28,272	$36,114	(22%)

Subscription Services.    Revenue from subscription services decreased approximately $1.9 million or 18% for the three months ended June 30, 2002 as compared to the same period in 2001. Revenue from subscription services decreased $8.6 million or 25% for the nine months ended June 30, 2002 as compared to the same period in 2001. Subscription services represented approximately 90% and 94% of total revenue for the three months ended June 30, 2002 and 2001, respectively, and approximately 92% and 95% of total revenue for the nine months ended June 30, 2002 and 2001, respectively. The decreases during the quarter and for the nine months resulted primarily from lower sales to two customer segments; Internet service providers and Internet e-commerce websites, which declined from 26% of total revenue for the comparable quarter a year ago to 15% for the third quarter. In the previous quarter, 15% of our revenue also came from these same two segments. Revenue from the Internet service providers and Internet e-commerce websites segments decreased by 37% for the three months ended June 30, 2002 as compared to the comparable quarter a year ago. Sales to all other customer segments declined by 6% as compared to the comparable quarter a year ago. The decrease during the quarter and for the nine months in revenue was partially offset by an increase of prices for some of our Perspective services during the third quarter of fiscal 2002.

Consulting and Support Services.    Revenue from consulting and support services increased $265,000 or 38% for the three months ended June 30, 2002 as compared to the same period in 2001. Revenue from consulting and support services increased $773,000 or 47% for the nine months ended June 30, 2002 as compared to the same period in 2001. Consulting and support services represented approximately 10% and 6% of total revenue for the three months ended June 30, 2002 and 2001, respectively, and approximately 8% and 5% of total revenue for the nine months ended June 30, 2002 and 2001, respectively. The increase during the quarter and for the nine months resulted primarily from new Advanced Technical Support product offerings in fiscal 2002 as well as some large testing transactions during these periods.

At June 30, 2002, one customer accounted for 10% of the Company’s total accounts receivable. At June 30, 2001, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three months ended June 30, 2002, one customer accounted for 10% of the Company’s total revenue. For the nine months ended June 30, 2002, and the three and nine months ended June 30, 2001, no single customer accounted for more than 10% of the Company’s total revenue.

Expenses:

Costs of Subscription and Consulting and Support Services
	2002	2001	% Change
	(In thousands)
For the three months ended June 30:
Costs of subscription services	$2,721	$3,375	(19)%
Costs of consulting and support services	$742	$739	0%

For the nine months ended June 30:
Costs of subscription services	$8,970	$9,629	(7)%
Costs of consulting and support services	$2,631	$2,223	18%

Costs of Subscription Services.    Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services decreased $654,000 or 19% for the three months ended June 30, 2002 as compared to the same period in 2001 and decreased sequentially by $136,000 or 5% compared to the second quarter of fiscal 2002. Costs of subscription services decreased $659,000 or 7% for the nine months ended June 30, 2002 as compared to the same period in 2001. The decrease during the quarter and for the nine months was primarily due to reduced costs for bandwidth and reduction in our excess bandwidth capacity related to our bandwidth cost reduction program. Costs of subscription services were 32% and 33% of subscription service revenue for the three months ended June 30, 2002 and 2001, respectively, and approximately 35% and 28% of subscription service revenue for the nine months ended June 30, 2002 and 2001. We believe that costs of subscription services in absolute dollars for the fourth quarter of fiscal 2002 will remain comparable to the third quarter of fiscal 2002.

Costs of Consulting and Support Services.    Costs of consulting and support services consist of compensation expenses and related costs for consulting and support services personnel, all load-testing bandwidth costs and related network infrastructure costs. Costs of consulting and support services was 77% and 107% of consulting and support service revenue for the three months ended June 30, 2002 and 2001, respectively. Costs of consulting and support services decreased $3,000 for the three months ended June 30, 2002 compared to the same period in 2001 and decreased $195,000 or 21% compared to the second quarter of fiscal 2002. The decreases were primarily from organizational changes implemented to improve productivity and reduce the costs of delivering testing and support services. Costs of consulting and support services increased $408,000 or 18% for the nine months ended June 30, 2002 compared to the same period in 2001. For the nine month period, the costs primarily increased because, our recently introduced program of charging for Advance Technical Support has resulted in the costs of our Advanced Technical Support personnel being included in the costs of consulting and support services. There were no associated costs with the Advanced Technical Services support personnel in fiscal 2001. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We expect that costs of consulting and support services in absolute dollars for the fourth quarter of fiscal 2002 will increase slightly from the third quarter of fiscal 2002.

Research and Development

	2002	2001	% Change
	(In thousands)
For the three months ended June 30:
Research and development	$2,140	$1,575	36%
For the nine months ended June 30:
Research and development	$6,420	$5,400	19%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased $565,000 or 36% for the three months ended June 30, 2002 as compared to the same period in 2001 and increased $39,000 or 2% compared to the second quarter of fiscal 2002. Research and development expenses increased $1.0 million or 19% for the nine months ended June 30, 2002 as compared to the same period in 2001. The increases during the third quarter of fiscal 2002 and for the nine months were primarily attributable to the increase in personnel to support our new offerings in our Testing, Wireless Perspective, and NetMechanic services as well as costs incurred in the enhancement and expansion of our current services. To date, all research and development expenses have been expensed as incurred. We believe that we may need to continue to invest in research and development to enhance and expand our services. We anticipate that research and development expenses in absolute dollars for the fourth quarter of fiscal 2002 will increase slightly from the third quarter of fiscal 2002 due to the costs for additional research and development personnel in connection with our acquisition of NetMechanic.

Sales and Marketing

	2002	2001	% Change
	(In thousands)
For the three months ended June 30:
Sales and marketing	$4,709	$4,992	(6%)
For the nine months ended June 30:
Sales and marketing	$14,434	$16,578	(13%)

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased $283,000 or 6% for the three months ended June 30, 2002 as compared to the same period in 2001 and sequentially declined compared to the second quarter of fiscal 2002 by $93,000 or 2%. Our sales and marketing expenses decreased approximately $2.1 million or 13% for the nine months ended June 30, 2002 as compared to the same period in 2001. The decreases during the third quarter of fiscal 2002 and for the nine months were primarily a result of the restructuring of our sales organization to focus greater resources on our large corporate customers and reduced spending on marketing programs. We believe that we may need to continue to invest in our sales and marketing efforts to maintain our market position to expand our direct sales force in the United Kingdom, and to further increase acceptance of our services. We anticipate that sales and marketing expenses in absolute dollars for the fourth quarter of fiscal 2002 will increase slightly compared to the third quarter of fiscal 2002 due to the sales and marketing costs associated with promoting the NetMechanic services.

Operations

	2002	2001	% Change
	(In thousands)
For the three months ended June 30:
Operations	$1,909	$1,832	4%
For the nine months ended June 30:
Operations	$6,036	$5,539	9%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure, and headquarters data center, and provide twenty-four by seven basic customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $77,000 or 4% for the three months ended June 30, 2002 as compared to the same period in 2001 and sequentially decreased compared to the second quarter of fiscal 2002 by $137,000 or 7%. The decrease from the second quarter was primarily due to organization changes including a reduction in the number of operations personnel. Our operations expenses increased $497,000 or 9% for the nine months ended June 30, 2002 as compared to the same period in 2001. The increase during the quarter and for the nine months in operations expenses was primarily related to the hiring of personnel to manage and support our customers and data center. We believe that we may need to continue to invest in our operations to successfully support our current customer base and to further support our increased number of service offerings. We anticipate that operations expenses in absolute dollars for the fourth quarter of fiscal 2002 will remain comparable to the third quarter of fiscal 2002.

General and Administrative

	2002	2001	% Change
	(In thousands)
For the three months ended June 30:
General and administrative	$2,071	$1,776	17%
For the nine months ended June 30:
General and administrative	$6,133	$5,265	16%

        General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $295,000 or 17% for the three months ended June 30, 2002 as compared to the same period in 2001 and sequentially increased compared to the second quarter of fiscal 2002 by $79,000 or 4%. General and administrative expenses increased $868,000 or 16% for the nine months ended June 30, 2002 as compared to the same period in 2001. The increase during the third quarter of fiscal 2002 and for the nine months in our general and administrative expenses was mainly attributable to the hiring of additional personnel to support our business as well as higher insurance, personal property taxes, and occupancy costs. We anticipate that general and administrative expenses in absolute dollars for the fourth quarter of fiscal 2002 will decrease slightly comparable to the third quarter of fiscal 2002.

Restructuring Costs

	2002	2001	% Change
	(In thousands)
For the three months ended June 30:
Restructuring costs	$—	$271	—
For the nine months ended June 30:
Restructuring costs	$—	$271	—

In April 2001, we incurred restructuring costs of $271,000 relating to a reduction of our workforce by approximately 36 employees, or 13% reduction from March 31, 2001. The restructuring costs consisted of severance payments, which were paid in full by June 30, 2001.

Acquisition-Related Charges, Impairment and Amortization of Goodwill and Other Intangible Assets, and Stock-Based Compensation

	2002	2001	% Change
	(In thousands)
For the three months ended June 30:
Amortization of goodwill	$—	$3,064	—
Amortization of intangible assets	312	1,034	(70)%
Impairment of goodwill and intangible assets	—	30,493	—
Amortization of stock-based compensation	85	85	—
In-Process research and development costs	200	—	100%

Acquisition-related charges, impairment and amortization of goodwill and other intangible assets, and stock-based compensation	$597	$34,676	(98)%

For the nine months ended June 30:
Amortization of acquisition-related deferred compensation	$—	$4,836	—
Amortization of goodwill	—	10,078	—
Amortization of intangible assets	748	2,244	(67)%
Impairment of goodwill and intangible assets	—	30,493	—
Amortization of stock-based compensation	255	255	—
In-Process research and development	200	—	100%

Acquisition-related charges, impairment and amortization of goodwill and other intangible assets, and stock-based compensation	$1,203	$47,906	(97)%

As discussed in Note 3, “Cumulative Effect of a Change in Accounting Principle”, and Note 7, “Goodwill and Other Intangible Assets,” of the Notes to Condensed Consolidated Financial Statements, we no longer amortize goodwill and have no remaining goodwill on our balance sheet.

In connection with the purchases of Velogic Inc. (Velogic) in June 2000, Digital Content, L.L.C. (Digital Content) in August 2000, the management service provider business of Envive Corporation (Envive) in July 2001, the business of onDevice Corporation (onDevice) in October 2001, and our recent acquisition of NetMechanic Inc. (NetMechanic) in May 2002, we have recorded an aggregate of approximately $55.2 million in goodwill and other intangible assets. For the three months ended June 30, 2002 and 2001, we recorded expenses of $312,000 and approximately $1.0 million relating to amortization of intangible assets, respectively. For the nine months ended June 30, 2002 and 2001, we recorded expenses of $748,000 and approximately $2.2 million relating to amortization of intangible assets, respectively. In addition, for the three and nine months ended June 30, 2001, we recorded an impairment charge of approximately $30.5 million for the write-down of goodwill and intangible assets associated with our Digital Content and Red Alert acquisitions. We also recorded an approximately $3.2 million charge as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001, associated with our Digital Content and Red Alert acquisitions. At June 30, 2002, we had a remaining balance of intangible assets of approximately $3.2 million that are being amortized over a three-year period from the date of acquisition. For the three and nine months ended June 30, 2001, we expensed acquisition-related deferred compensation costs of $0 and $4.8 million, respectively.

The $200,000 charge for the three and nine months ended June 30, 2002, related to the estimated fair value of an acquired in-process research and development project that had not yet reached technological feasibility and had no alternative future use. The value assigned to in-process research and development relates to NetMechanic’s technology for web page testing. The estimated fair value of this project was determined based on actual costs incurred as of the acquisition date. This amount was immediately expensed upon the acquisition date.

A portion of the consideration for the Digital Content acquisition, in the aggregate amount of $6.4 million, was attributed to deferred compensation, and was fully amortized by June 30, 2001. Approximately $4.8 million related to the deferred compensation was amortized during the nine months ended June 30, 2001.

Some options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we have recorded amortization of deferred compensation expense in the amount of $85,000 and $255,000 for the three and nine months ended June 30, 2002 and 2001, respectively, and we had an aggregate of $197,000 included in unamortized deferred compensation as of June 30, 2002. Deferred compensation is amortized on a straight-line basis over the vesting period of the options.

We expect the amortization of intangible assets and stock-based compensation to be approximately $500,000 for the fourth quarter of fiscal 2002, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the intangible assets at June 30, 2002, as listed in the table below, will be fully amortized by April 2005.

Intangible Asset
Digital Content	$ 185
Velogic	35
Envive	835
onDevice	646
NetMechanic	1,514

Total	$3,215

Interest Income, Net
	2002	2001	% Change
	(In thousands)
For the three months ended June 30:
Interest income, net	$2,916	$3,869	(25)%
For the nine months ended June 30:
Interest income, net	$9,064	$14,578	(38)%

Net interest income decreased approximately $953,000 or 25% for the three months ended June 30, 2002 as compared to the same period in 2001. Net interest income decreased approximately $5.5 million or 38% for the nine months ended June 30, 2002 as compared to the same period for 2001. Substantially all of the balance represents interest income from our investments and restricted cash. The decrease in interest income, net, was primarily due to the decline in interest rates earned on our cash, short-term investments, and restricted cash during the three and nine months ended June 30, 2002 compared to the same period for fiscal 2001. We expect that net interest income will continue to decline further during fiscal 2002 due to the general decline in interest rates and the corresponding lower rates on government and corporate debt securities available for reinvestment of funds from securities maturing during the remainder of fiscal 2002.

Provision for Income Taxes

No provision for federal and state income taxes was recorded for the three months ended June 30, 2002, due to the operating loss, net operating loss carryforwards, and tax credits.

A provision for federal and state income taxes of $150,000 and $450,000 was recorded for the three and nine months ended June 30, 2001, principally for alternative minimum tax.

Cumulative Effect of a Change in Accounting Principle

As discussed in Note 3, “Cumulative Effect of a Change in Accounting Principle”, as a result of the implementation of SFAS 142, we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill. The charge is reflected in the results for the nine months ended June 30, 2002. Goodwill amortization for the three and nine months ended June 30, 2001 was approximately $3.1 million and $10.1 million, respectively.

Liquidity and Capital Resources

At June 30, 2002, we had approximately $51.1 million in cash and cash equivalents, approximately $192.8 million in short-term investments, and $85.0 million in restricted cash in connection with the lease for our headquarters building, for a total of approximately $328.9 million. Our short-term investments consist of investment-grade debt securities.

Net cash used in operating activities was approximately $1.2 million for the nine months ended June 30, 2002, primarily from the loss from operations before non-cash charges and a decrease in accounts payable and accrued expenses mainly due to payments associated with our headquarters building, periodic insurance renewals and other vendors that support our operations. The use of cash was partially offset by a decrease in accounts receivable as a result of successful collection efforts, and a decrease in prepaids and other assets mainly due to the receipt of accrued interest generated from interest earned on our restricted cash balance. Net cash provided by operating activities was $7.8 million for the nine months ended June 30, 2001 and resulted from income from operations before non-cash charges and a decrease in accounts receivable. The increase in cash was partially offset by an increase in prepaids and other assets and a reduction in deferred revenue. Accounts receivable decreased slightly as a result of successful collection efforts. Prepaids and other assets increased due to an increase in interest receivable.

Investing activities generated $471,000 for the nine months ended June 30, 2002. During the nine months ended June 30, 2002, we generated a net amount of $5.8 million from the net sale of our short-term investments and used $3.1 million for property and equipment and $2.2 million for our acquisitions of onDevice, Envive and NetMechanic. Cash used in our investing activities totaled $207 million for the nine months ended June 30, 2001. During the nine months ended June 30, 2001, we invested a net amount of $196.7 million in short-term investments and $10.7 million for capital expenditures. We expect capital expenditures to be approximately $1.3 million for the fourth quarter of fiscal 2002, absent any acquisitions or other extraordinary transactions.

Cash used in our financing activities totaled approximately $1.3 million for the nine months ended June 30, 2002. We used $793,000 for the repayment of notes payable and approximately $2.0 million for the repurchase of 214,900 shares of our common stock under our repurchase program, partially offset by approximately $1.4 million generated from the issuance of common stock under our employee stock option and stock purchase plans. We used $765,000 for financing activities for the nine months ended June 30, 2001. We received approximately $1.5 million from the issuance of common stock under our employee stock option and stock purchase plans, partially offset by $986,000 used for the repayment of notes payable, and approximately $1.3 million used for the repurchase of 103,300 shares of our common stock under our repurchase program.

As of June 30, 2002, our principal commitments consisted of $94.2 million in loans and operating leases, including future minimum payments under the lease for our headquarters building. In connection with the lease for our headquarters building, we have $85.0 million of restricted cash that is deposited with the lessor financial institution in an interest-bearing escrow account, and serves to fully collateralize the lease obligation. The building lease costs have amounted to approximately $4.0 million annually, but may fluctuate based on interest rate fluctuations, which are based on LIBOR.

The lease agreement specifies that the occurrence of certain events will constitute a default under the lease, including our failure to comply with the terms of the lease, a change in our control, our failure to make payments on indebtedness of $3.0 million or more, a judgment against us in excess of $3.0 million and other customary events of default. A default under the lease, including the occurrence of one of these events, could require us to purchase the leased property for a specified amount, which approximates the lessor’s original cost (the “Termination Value”), as well as any unpaid rent. As of June 30, 2002, the Termination Value was approximately $85.0 million.

We have an option that is exercisable during the term of the lease to either purchase the leased property for the Termination Value, or to assist the lessor with the sale of the property at the end of the lease term. We have the ability to exercise this option during the term of the lease. We have provided the lessor with a residual value guarantee for up to $79 million to cover any deficiency should the property ultimately be sold for less than the Termination Value.

In the event that it is probable that the expected fair value of the property at the end of the lease term will be less than the Termination Value, and the expected loss resulting from the residual value guarantee can be reasonably estimated, the expected loss will be accrued on a straight-line basis over the remaining lease term. At present, we cannot currently determine whether it is probable that the fair market value of the property at the end of the lease term will be less than the Termination Value.

We have evaluated the expected fair value of the property at the end of the lease term by reviewing current real estate market conditions and indicators of expectations for the market in the future. Real estate market conditions subsequent to the origination of the lease have generally worsened due to the amount of available space for lease and the corresponding lease rates. The range of current market values for the property is currently estimated to be between $40 million and $50 million. However, due to the historical and expected significant volatility of the real estate market in the San Francisco Bay Area, we are currently unable to estimate the fair value of the property at the end of the lease term in 2005. We will be engaging real estate experts to assist us in evaluating the fair value of the property and alternatives associated with the ownership structure of the building in the fourth quarter of fiscal 2002, which may result in the termination of the lease, the acquisition of the property, and the recording of a non-cash charge for the difference between the fair value of the property and the Termination Value. Upon termination of the lease, the entire amount of the restricted cash will be utilized to satisfy all obligations under the lease agreement.

We had no material commitments for capital expenditures as of June 30, 2002. Because we expect to continue to support our measurement computer capacity, we expect to make additional capital expenditures during fiscal 2002, although at a significantly lower level than in fiscal 2001. We anticipate that we will also make additional capital expenditures related to upgrades of our headquarters but at lower levels than in the past. A significant part of the upgrades yet to be completed to the facility are related to providing comprehensive backup electrical generation capability in the event of electrical power loss or interruption.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, decreases in customers or renewals, or changes in the value of our short-term investments. If, after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

Critical Accounting Policies and Judgments

In preparing our financial statements in accordance with generally accepted accounting principles, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Our critical accounting policies and judgments are of both a routine and non-routine nature. The recurring policies relate to revenue recognition, the allowance for doubtful accounts receivable, and the valuation of our corporate headquarters building, which is subject to an operating lease. The non-routine policies are those for the excess facility charge, and impairment assessments for goodwill and other intangible assets. Our revenue recognition policy is discussed above in the section “Overview.” Each of the other areas is discussed below.

Allowance for Doubtful Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts receivable of approximately $1.5 million and $1.0 million as of June 30, 2002 and September 30, 2001, respectively. We regularly review the adequacy of our accounts receivable allowance after considering the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all invoices greater than 60 days old to determine if an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. Based on the amount of accounts receivable written off in prior periods, management believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. The allowance for doubtful accounts represents management’s best estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances or reductions in the allowances due to recoveries in the future.

Valuation of Corporate Headquarters Building

In July 2000, we entered into a five-year lease agreement for our corporate headquarters building in San Mateo, California. We have provided the lessor a residual value guarantee for up to $79 million to cover any deficiency should the property ultimately be sold for less than the termination value of the property. This obligation is fully collateralized with restricted cash of $85.0 million. On a quarterly basis, management evaluates the expected fair value of our building at the end of the lease term by consulting with external real estate experts, reviewing current real estate market conditions and future market indicators. Management’s evaluation considers recent real estate sale and lease transactions for comparable properties and published market forecasts that may indicate expected future valuation trends. The range of current market values for the property is estimated to be between $40 million to $50 million, which is less than the residual value guarantee of $79 million that we have provided to the lessor. Due to the historical and expected significant volatility of the real estate market in the San Francisco Bay Area, management is currently unable to estimate the fair value of the property at the end of the lease term. If, however, the value of the building at the end of the lease could reasonably be estimated and was expected to be below the residual value guarantee provided by us, an accrual, which could be significant, would have to be recorded in the financial statements, reflecting the estimated loss under the lease. We will be engaging real estate experts to assist us in evaluating the fair value of the property and alternatives associated with the ownership structure of the building in the fourth quarter of fiscal 2002, which may result in the termination of the lease, the acquisition of the property, and the recording of a non-cash charge for the difference between the fair value of the property at the end of the fourth quarter of fiscal 2002 and the Termination Value. Upon termination of the lease, the entire amount of the restricted cash will be utilized to satisfy all obligations under the lease agreement.

Excess Facility Charges

We recorded an accrual for excess facility charges of approximately $10.3 million at September 30, 2001, of which approximately $8.9 million remains accrued at June 30, 2002, for certain costs related to the unoccupied portion of our headquarters building in San Mateo, California. The accrual includes certain direct lease costs such as lease expense, insurance, and property taxes. Other operating costs associated with the unoccupied space will be reported as incurred as operating expenses in future periods. The accrual was determined by estimating the lease costs for unleased space over the life of the lease. Management’s assumptions and estimates included in determining the excess facility charge were based on expected LIBOR rates for establishing lease rates, expected insurance and property tax costs, and expected sublease rates. We currently do not have any significant sublease income and do not expect any significant sublease income in the foreseeable future. The remaining accrual for the unoccupied space is reviewed quarterly including updates to management’s assumptions and estimates based on current real estate market conditions. If actual market conditions are less favorable than those projected by management and adversely impact the assumptions made by management, additional lease cost accruals may be required. If a valuation charge were to be recorded as described in the previous paragraph, the remaining balance of the accrual for excess facility charges would be reversed during the same period the valuation charge were recorded.

Impairment Assessments of Goodwill and Other Intangibles

Effective October 1, 2001, we adopted SFAS 142. With our adoption of SFAS 142, we reassessed the useful lives and residual values of all acquired intangible assets to identify any necessary amortization period adjustments and to determine if any amount of intangible assets should be reclassified to goodwill. Based on that assessment, no adjustments were made to the amortization periods or residual values of other intangible assets.

SFAS 142 provides a six-month transitional period from the effective date of adoption for us to perform an assessment as to whether there is an indication that goodwill is impaired. To accomplish this, we had to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. As of October 1, 2001, we determined that we have one reporting unit.

We were required to determine the fair value of our one reporting unit as of October 1, 2001, and compare it to the reporting unit’s carrying amount. To the extent that the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. During the second quarter of fiscal 2002, we performed the first step of the transitional impairment test required under SFAS 142, and obtained an indicator of impairment in our single reporting unit. During the third quarter of fiscal 2002, we performed the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which could be measured as of the date of adoption. We determined the implied fair value of our single reporting unit using our market capitalization value, adjusted for a control premium and compared it to our carrying value. We determined our market capitalization value based on the number of shares outstanding and the stock price as of October 1, 2001, adjusted for a control premium. This evaluation indicated that goodwill associated with acquisitions completed prior to fiscal 2002 was impaired as of October 1, 2001. Accordingly, we recorded a $3.2 million non-cash impairment charge as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001. The charge is reflected in the results for the nine months ended June 30, 2002. Currently, there is no remaining goodwill on our balance sheet.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. We are required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. We are evaluating the provisions of SFAS No. 146, but do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30 (APB No. 30). Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We will adopt the provisions of SFAS No. 145 in our fiscal year beginning October 1, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position or results of operations.

In October 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121), it retains many of the fundamental provisions of that statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact of SFAS 144 on our financial position and results of operations, but the Statement is not expected to have any material impact on reported results.

Factors That May Impact Future Operating Results

Because we have introduced new products and services, we have an unproven business model that makes it difficult to evaluate our current business and future prospects.

We have introduced many new products and services and latest versions of existing products since the beginning of fiscal 2000. We have only a limited operating history upon which to base an evaluation of our current business and future prospects. Our recent product offerings include:

•	We introduced our Keynote Enterprise Perspective service in July 2001.

•	In July 2001, we acquired the assets of the management service provider business of Envive Corporation and introduced our Test Perspective service.

•	In October 2001, we acquired the assets of onDevice and introduced our Wireless Perspective service.

•	In November 2001, we introduced our Advanced Technical Services and Custom Perspective service.

•	In March 2002, we introduced our latest versions of Keynote Website Perspective.

•	In May 2002, we acquired NetMechanic, Inc., which we expect will enhance the monitoring services that we already provide through our Red Alert division.

•	In July 2002, we introduced the latest version of our Transaction Perspective.

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

We have incurred losses, we expect to incur future losses, we may incur charges in the future, and we may never achieve profitability.

We have experienced operating losses in each quarterly and annual period since inception, and we expect to incur operating losses in the future. We incurred net losses of $2.5 million and $11.7 million for the three and nine months ended June 30, 2002, and as of June 30, 2002, we had an accumulated deficit of $83.5 million. In addition, we are required under generally accepted accounting principles to review our goodwill and other intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of June 30, 2002, we had approximately $3.2 million of other intangible assets. We may incur additional expenses in connection with a write-down of other intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001, when we recorded an impairment charge of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. As a result, we will need to increase our revenues to initially achieve and then to maintain profitability. We may not maintain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

To maintain and grow our revenues, we must achieve and maintain high customer renewal rates for our services. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates. Our customer renewal rates may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations.

Further, because of the relatively small size of initial orders, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. During fiscal 2001 and the first half of fiscal 2002, we experienced a reduction in revenue from Internet service providers and Internet e-commerce websites. Although the percentage of total revenue from Internet service providers and Internet e-commerce websites in the third quarter of fiscal 2002 remained constant from the previous quarter, we may continue to experience a reduction in revenue from this particular customer segment. We have experienced an increase in cancellations and non-renewals in the past and while the number of cancellations in the third quarter of fiscal 2002 remained constant compared to the previous quarter, we may continue to experience an increased amount of cancellations and/or non-renewals. We increased our prices for some of our Perspective services during the third quarter of fiscal 2002 and may do so again in the future for our other Perspective services. As a result, we may experience cancellations and/or reduction in service. If we continue to experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us our revenues could continue to decline unless we are able to obtain additional customers or sources of revenues, sufficient to replace lost revenues. Continued reductions and/or cancellations could result in our inability to collect amounts due.

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

Results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	the rate of new and renewed subscriptions to our Internet performance measurement services;

•	the amount and timing in any reductions by our customers in their usage of our service offerings;

•	our ability to increase the number of web sites we measure for our existing customers in a particular quarter;

•	our ability to attract new customers in a particular quarter, particularly larger customers;

•	our ability to successfully introduce new products to offset reductions in revenue;

•	the amount and timing of professional services revenues;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our operations infrastructure, including our international expansion;

•	impairment charges related to potential write-down of acquired assets in acquisitions.

•	restructuring costs if the market continues its downward trend or market conditions do not improve; and

•	excess facility charges and other charges related to our headquarters building if the real estate market continues its downward trend or market conditions do not improve.

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

Sales of our benchmarking services, primarily our Website Perspective—Business Edition services, have generated a substantial majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on the sale of our benchmarking services. Therefore, we believe that initial sales and renewals of our benchmarking services will account for a substantial portion of our revenues for the immediate future. We have recently increased the price of some of our Perspective services and may do so again in the future for our other Perspective services, which could reduce demand for our benchmarking services. This may result in decreased sales, which would cause our revenues to decline.

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

Services as complex as those we offer may not perform as our customers expect. We have, from time to time, given credits to customers as a result of past problems with our service, though we do not believe that any customers failed to renew their subscription to our services solely due to these problems. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs.

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

The market for web performance benchmarking, testing, and application performance management services is relatively new and evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services. For example, Mercury Interactive offers services that compete with our Transaction and Test Perspective services, and Gomez Advisors offers services similar to our Website Perspective-Business Edition and Transaction Perspective services. In addition, with respect to our LoadPro service, we compete with companies that currently offer load-testing software, such as Segue Software, or that offer both load-testing software and services, such as Mercury Interactive. With respect to our Red Alert monitoring service, we face competition from software companies such as Freshwater Software, a division of Mercury Interactive. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional, market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking,

testing, and application performance management, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, a unit of Lucent Technologies, and free services that measure web site availability, including Internet Weather Report, a unit of MIDS Matrix IQ Service. In addition, companies that sell network management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

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

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer could harm our operating results.

Ten customers accounted for approximately 32% of our total revenue for the three months ended June 30, 2002, and one customer accounted for 10% of our total revenue for the three months ended June 30, 2002. This concentration may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customer agreements for future services can generally be terminated at any time with little or no penalty. If we lose a major customer, our revenues could decline.

To grow our business, we need to establish and maintain relationships with other companies to help market our Internet performance measurement, testing and benchmarking services.

To increase sales of our Internet performance measurement, testing, and benchmarking services worldwide, we must complement our direct sales force with relationships with companies to market and sell our services to their customers. If we are unable to maintain our existing contractual marketing and distribution relationships, or fail to enter into additional relationships, we will have to devote substantially more resources to the direct sale and marketing of our services. For example, in fiscal 2002, we terminated relationships with two of our international resellers. As a result, we must invest time and resources to evaluate replacements for these resellers and to expand our direct sales effort in the United Kingdom. We would also lose anticipated revenues from customer referrals and other co-marketing benefits. Our success depends in part on the ultimate success of these relationships and the ability of these companies to market and sell our services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, they could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenues.

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

We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although we, and a number of other technology companies, have implemented workforce reductions, there remains substantial competition for highly skilled employees. Key employees are not bound by agreements that could prevent them from terminating their employment at any time.

Our ability to deliver our services also depends on our ability to attract and retain operations personnel. There is a shortage of qualified sales and operations personnel and competition for personnel in our industry is intense. If we are unable to hire, train, motivate or retain qualified employees, including sales and operations personnel, our business could be harmed.

If the market does not accept our consulting and other support services, our results of operations could be harmed.

We formed our application performance management services organization in January 1999 and have expanded our service offerings since the beginning of fiscal 2001 to include additional products as well as professional services. We have limited experience in delivering consulting services and we may not be able to successfully introduce additional consulting services. Consulting and other support services represented approximately 10% and 8% of total revenues for the three and nine months ended June 30, 2002. In addition, our cost of consulting and support services has exceeded our consulting revenue for all periods except for the three months ended June 30, 2002. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We also expect that costs of consulting and support services in absolute dollars could increase slightly in subsequent quarters for the foreseeable future. We will also need to successfully market these services to potential customers. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

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

We intend to continue to expand our operations by deploying additional measurement computers, both domestically and internationally, hiring new personnel and implementing and integrating new accounting and control systems to manage this expansion. In addition, we acquired Velogic Inc. and Digital Content L.L.C. in fiscal 2000, we acquired certain assets of Envive Corp. in fiscal 2001, and, in the first nine months of fiscal 2002, we acquired certain assets of onDevice Corp. and acquired NetMechanic, Inc. We may encounter difficulties in managing this growth and integrating the operations of these and additional services and personnel we may acquire. Our ability to compete effectively and to manage any future expansion of our operations will require continual improvement of our financial and management controls, reporting systems and procedures on a timely basis. We may not succeed in these efforts and a disruption could impair our ability to retain existing customers or attract new customers.

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

Individuals who attempt to breach our network security, such as hackers, could, if successful, misappropriate proprietary information or cause interruptions in our services. Although we have recently had a breach of our security through what appears to be unauthorized access to certain data belonging to one of our customers, we have not yet experienced any breaches of our network security or sabotage that has prevented us from serving our customers. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We may not have a timely remedy against a hacker who is able to breach our network security.

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

We believe we must expand the sales of our services outside the United States and hire additional international personnel. We intend to expand the sales of our services by selling directly to our customers in the United Kingdom. Therefore, we expect to commit resources to expand our international sales and marketing activities. Revenues from international customers were approximately 5% and 7% of our total revenues for the three and nine months ended June 30, 2002, respectively. In addition, we intend to deploy additional measurement computers worldwide, which would require us to maintain and service computers over larger distances. Conducting international operations would subject us to risks we do not face in the United States. These include:

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

For the year ended September 30, 2001, we incurred an excess facility charge of $11.0 million for certain costs related to the unoccupied portion of our building in San Mateo, of which approximately $8.9 million remains accrued as of June 30, 2002. We currently expect that we will need to sublease approximately 60% of the space to third parties. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our costs in connection with leasing space in the building. The excess facility accrual may be subject to market condition changes.

The lease for this building expires in 2005. We have the option to purchase the property for $85.0 million during or at the end of the lease term, or to assist the lessor with the sale of the property at the end of the lease term. If we purchase the property, we must pay $85.0 million to the lessor, regardless of the fair value of the building at the time of purchase, which may be lower. Real estate market conditions have generally worsened since we entered into the lease for this building. We estimate the current market value for the property to be between $40.0 million and $50.0 million. If we choose not to purchase the property, we will be obligated to assist in the sale of the property to a third person. We have provided the lessor with a residual guarantee of up to $79.0 million to cover any deficiency if the property is sold for less than that amount. As a result of the guarantees in this lease, our operating results could be substantially harmed. To secure our obligations under this lease, we have reserved $85.0 million of restricted cash on our balance sheet. We could also incur a charge if a third party purchases the property for less than the guaranteed price. We will be engaging real estate experts to assist us in evaluating the fair value of the property and alternatives associated with the building in the fourth quarter of fiscal 2002, which may result in the termination of the lease, the acquisition of the property, and the recording of a non-cash charge for the value between the expected fair value of the property at the end of the lease term and the termination value. Upon termination of the lease, the entire amount of the restricted cash will be utilized to satisfy all obligations under the lease agreement.

Item 3.    Qualitative and Quantitative Disclosures about Market Risks.

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash equivalents, short-term investments, and restricted cash are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels at June 30, 2002, the interest earned on those cash and cash equivalents, short-term investments and restricted cash could increase or decrease by approximately $1.4 million on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at June 30, 2002. We do not enter into derivative transactions for trading or speculative purposes.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

A number of securities class action lawsuits have been filed against us, certain of our officers and the underwriters of our initial public offering, in connection with the offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The plaintiffs’ counsel and the individual named defendants’ counsel are in negotiations whereby the individual named defendants may be dismissed from the case, without any payments by us. A formal dismissal has not yet occurred. The case against the underwriters and the company continues. We believe the claims are without merit and intend to defend the actions vigorously.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Appointment of Director

On July 31, 2002, Mr. Geoffrey Penney, executive vice president and chief information officer for The Charles Schwab Corp., was appointed to our Board of Directors.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Index to Exhibits

Not applicable.

(b)    Reports on Form 8-K

We did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of August 2002.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN J. FLAVIO
John J. Flavio Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By:	/s/ PETER J. MALONEY
Peter J. Maloney Vice President of Finance (Principal Accounting Officer)