Form 10-K
period 2002-09-30
KEYNOTE SYSTEMS INC
filed 2002-12-24
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-27241

KEYNOTE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3226488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Mariners Island Blvd, San Mateo, CA	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(650) 403-2400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share, and the Associated Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of December 19, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant was $159,442,522.

The number of shares of the Registrant’s common stock outstanding as of December 19, 2002 was 22,999,772.

Documents incorporated by reference: portions of the Registrant’s proxy statements for its 2003 annual meeting of stockholders are incorporated by reference.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated revenue, margins, costs and expenses. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results” and elsewhere in this report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2003. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

The trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, Perspective®, the Internet Performance Authority®, MyKeynote™ and the names of our services and performance indices. This report may also contain trademarks and/or registered trademarks of other companies and organizations.

PART I

Item 1.    Business.

Overview

Keynote offers services that enable enterprises to benchmark, test and manage their electronic business, or e-business, applications and systems, both inside and outside the firewall. Our services are designed to provide “total performance management” by allowing enterprise customers to improve the quality of their e-business from the end-user perspective through cost-effective and easy-to-use web performance management and testing solutions. We provide outsourced services and appliances, which do not require complex and costly software implementations, configuration or maintenance by our customers. We believe that enterprises who use our services can leverage their existing software and hardware, improve customer satisfaction and reduce capital expenditures.

Our web performance management services, which consists of our web performance benchmarking and application performance management services, allow customers to benchmark, assure and improve the end-to-end performance of their e-business applications and systems. Our web performance testing services offer a range of services that test a variety of aspects of a web site from technical efficiency to end-user experience.

The foundation of our web performance management and testing services is an extensive network of strategically located measurement computers, running our proprietary software, connected to the major Internet backbones in over 50 cities worldwide, plus a sophisticated operations center for collecting, analyzing and disseminating web site performance and availability data. This infrastructure, together with our services, and in some cases, with Keynote-managed appliances placed within customers’ infrastructure, provide customers the ability to access their results in real-time over the Internet through any standard web browser.

Our web performance management services measure and analyze performance data 24 hours a day, 7 days a week from an end-user perspective. We had over 1,680 measurement computers deployed in over 50 cities and in over 120 locations on September 30, 2002. As of September 30, 2002, our measurement computers measured the performance of approximately 8,150 universal resource locators, or URLs.

We offer our web performance benchmarking services, some of our application performance management and testing services on a subscription basis. Subscription fees vary based on the number of URLs measured, the number of measurement locations, the number of devices monitored, the frequency of the measurements, the additional features ordered, and the type of services. We offer consulting and support services, which are part of our application performance measurement and testing services, on a per engagement basis. Consulting and support services revenue has represented to 10% or less of total revenue to date.

Keynote Services

We currently offer the following services:

Service	Date of Introduction
Web Performance Benchmarking Services:

Web Site Perspective—Business Edition	April 1997

Web Site Perspective—Consumer Edition	December 1999

Transaction Perspective	April 1999

Streaming Perspective	October 2000

Wireless Perspective	October 2001

Application Performance Management Services:

Red Alert	August 2000

Enterprise Perspective:

Private Agents	January 1999

Enterprise Adapters	July 2001

Traffic Perspective	July 2002

Keynote Diagnostic Services	November 2001

Web Performance Testing Services:

LoadPro	July 2000

Test Perspective	July 2001

WebEffective	October 2002

WebIntegrity	October 2002

NetMechanic	July 2002

Web Performance Management Services

Our web performance management services consist of web performance benchmarking services and application performance management services. Our web performance management services enable customers to measure the performance of their e-business sites for reporting and comparison purposes, assure their performance for the purposes of internal and external service level agreements, alert when problems arise to expedite the time to repair, and diagnose performance problems to assign problems to the appropriate people within an organization to reduce downtime. Using these services, our customers can also compare their performance against competing sites selected by the customer and also against our performance indices such as the Keynote Business 40 Index, the Keynote Consumer 40 Index, The Keynote Web Broker Trading Index or other vertical-industry indexes.

Our web performance management services include reporting, alarming and on-demand diagnostic tools and expertise. Performance measurements are delivered to our data center, headquartered in San Mateo, California, and can be accessed by our customers in real-time via MyKeynote, our browser-based web interface, through a daily email report or through direct raw data feeds. Customers can configure threshold-based performance alarms based on response times and error counts. When performance degradation occurs, notification alarms are sent to customers via email or pager systems or integrated directly into event management systems such as CA Unicenter, HP Openview or IBM Tivoli.

Web Performance Benchmarking Services

Our web benchmarking services measure and monitor e-business sites from the end-user perspective, using our worldwide infrastructure of measurement computers. Our benchmarking services include our Perspective family of services. Our customers typically enter into an initial three to twelve month subscription agreement to purchase our benchmarking services and then may choose to renew these services on an annual, semi-annual or month-to-month basis. These services enable customers to analyze full-page measurement data, from worldwide locations over high speed (T3) and low speed (56kb modems) connections, to pinpoint and address the cause of a performance delay. A full-page download consists of a hypertext markup language, or HTML, page along with all associated images and complex page structures. The full-page download time can be further dissected into network level components, such as domain name service lookup time or redirect time, as well as web-level information such as individual page level components such as GIFs, Javascript and flash content. This level of detail allows network engineers and web site managers to precisely pinpoint the cause of any performance delay and quickly resolve it. As changes are made to web site content, connectivity or architecture, the resulting effect on performance can also be precisely measured and compared.

We also maintain automated diagnostic centers at all measurement locations which allow our customers to investigate performance bottlenecks and delays using on-demand diagnostics. Customers can trace a URL request from any location, performing error analysis and pinpointing which Internet service provider, backbone provider or other source is responsible for the performance delay.

Our web performance benchmarking services consist of the following:

Web Site Perspective.    These services enable customers to measure web site performance from multiple points on the Internet, giving insight into what the end-users are experiencing. We offer two editions of these services:

•	Business Edition. This service enables customers to quickly identify and diagnose problems with web sites accessed through T-3 and other high-speed business connections on major backbones.

•
Consumer Edition.    This service enables customers to measure a user’s web site experience using the various Internet access methods typically used in homes, such as dial-up connections, cable modems and digital subscriber lines. This service provides web site operators with information about how their web sites perform for lower-bandwidth users, the performance of secure pages, SSLs, across phone lines and impact of graphical content on the performance of a web page.

Transaction Perspective.    This service measures the time it takes to execute an interactive transaction that involves the display of multiple web pages, such as placing an online stock trade order. This service provides customers with accurate and timely information they need to compare and trend performance, monitor compliance with Service Level Agreements, or SLAs, and detect, diagnose and repair end-to-end performance problems in their business infrastructure.

Streaming Perspective.    This service monitors the quality of streaming audio and video on the Internet from our worldwide infrastructure. Streaming Perspective supports Real Media from Real Networks and Windows Media from Microsoft, the two primary standards on the Internet.

Wireless Perspective.    This service measures the performance of wireless data services from major cities across major wireless networks, using actual wireless devices. We support over 25 devices, including Palm OS devices, RIM pagers, Short Message Service, or SMS, and Wireless Application Protocol, or WAP, phones.

Application Performance Management Services

Used with our benchmarking services, our application performance management services provide additional monitoring and diagnostic capabilities from within our customers’ data centers and from behind their corporate firewalls. Our application management performance management services consist of the following:

Red Alert.    We offer monitoring and alarm services with our Red Alert service. Red Alert monitors a customer’s Internet connection, web servers, and routers at least four times each hour throughout the day, and emails or pages the customer whenever the site becomes inaccessible, returns incorrect data, or is slow in responding to connection requests. Red Alert can monitor virtually any Internet device, including secure web servers, mail servers and domain name servers.

Enterprise Perspective.    This family of services is designed to help customers correlate their performance inside and outside the firewall, understand how internal device failures affect end-user performance, and monitor end-to-end performance data from a single console. This family consists of the following services:

•
Enterprise Adapters.    Our enterprise adapters are designed to allow our customers to integrate our end-user and Internet performance data into their existing enterprise management systems, so that customers can effectively maintain the availability of their web-based applications on either side of the firewall. Our services are certified with IBM Tivoli, CA Unicenter, HP Openview and any simple network management protocol, or SNMP, compliant system.

•
Private Agents.    Private Agents are measurement computers placed inside or outside a customer’s firewall as directed by the customer and measure the performance of internal networks, system architecture, and other local processes. When combined with our other Perspective services, Private Agents enable customers to correlate web performance inside the firewall with what end users are experiencing outside of the firewall, which is designed to enable a faster and more precise trouble-shooting.

•
Traffic Perspective.    This service combines information about real-time end-user traffic with data collected by our benchmarking services to create a non-intrusive service to quantify, isolate, diagnose and resolve web performance issues.

Keynote Diagnostic Service.    This service offers three service levels that provide advanced diagnostic assistance and premier service capabilities across all of our benchmarking, application performance management and testing services.

Professional Services.    Our professional services organization provides engagement-based and ongoing custom services to our customers. When certain data is not available from our standard measurement services, our professional services organization can create and deploy agents to gather the specific performance data a customer wants. Some of the services our professional services organization can provide include:

•	Custom Developed Reports. We can develop reports on a daily, weekly or monthly basis and deliver them via email and to a web site.

•	Expert Analysis. We assist customers in fine-tuning web sites to achieve optimum service levels. We provide:

•	Diagnostic analysis—to identify and resolve performance and availability problems.

•	Comparative analysis—to understand trends in performance.

•	Competitive analysis—to improve competitive performance.

•
Best Practices.    We can assist in instituting best practices to help customers design web site infrastructure to optimize e-business performance. We also offer SLA Design to create Service Level Agreements and return on investment analysis to clarify and identify the successful elements.

Web Performance Testing Services

To meet customers’ needs to develop, deploy, and maintain complex, dynamically generated web sites, we offer testing services for load testing, content testing and user experience testing. Our testing services are designed to simulate realistic conditions for testing performance. All of our testing services are deployed in flexible ways to meet customer needs. Some services, such as LoadPro and WebEffective, are offered as full-service engagements, and others, such as Test Perspective and WebIntegrity, are offered on a self-service basis. For full-service engagements of LoadPro or WebEffective, we provide a team of professional service consultants who can provide a methodology and testing expertise for our customers.

Our web performance testing services consist of the following:

•
LoadPro.    This load-testing service is designed for pre-deployment testing of web sites. We create loads that simulate the complexity of the Internet and the behavior of end-users. These test conditions allow our customers to simulate how their web sites will perform before deployment. Our testing professionals complete an analysis of the load-testing results and recommend solutions to our customers.

•
Test Perspective.    This service is a cost-effective alternative to our LeadPro service and allows customers to run diagnostic tests, and load tests on demand, and receive immediate feedback on modifications made on a web site or any other aspect of the network. Test Perspective is a service hosted by us that provides self-service control for day-to-day testing of web site changes, periodic load tests, or diagnostic tests to pinpoint unexpected network or infrastructure performance problems.

•
WebEffective.    This service enables customers to test, understand and improve the total quality of user experience of their web sites. WebEffective provides diagnostic tools that are designed to deliver a comprehensive understanding of what real users do. Available as a fully outsourced service or as a hosted service, WebEffective determines whether a web site is effective in meeting its business goals, and quickly identifies site effectiveness problems.

•
WebIntegrity.    This is a web site content testing service developed to meet the testing needs of enterprises operating large web sites. WebIntegrity adds an additional layer of testing functionality to Keynote’s testing solutions, and is offered to customers either as a service hosted by us or is a self-service appliance placed within a customer’s infrastructure. It provides link integrity testing, HTML standards conformance testing, browser compatibility testing and spell check. Users of the tool can also configure their tests with the optional parameter to identify areas of their web site that may not conform to Section 508 of the U.S. Rehabilitation Act of 1973, which requires that web sites and pages be accessible to individuals with disabilities.

•
NetMechanic.    This is a self-service, web site content testing service for smaller web sites. NetMechanic provides content checking, including link integrity testing, browser compatibility testing and spell check for sites that use standard HTML coding. Over 16,000 individual subscribers used NetMechanic, as of September 30, 2002, to test their web sites before or after deploying new changes.

Technology and Infrastructure

Our performance measurement infrastructure consists of three key components: measurement and data collection infrastructure, our operations and data center, and reporting and analysis tools.

Measurement and Data Collection Infrastructure

Our measurement computers are Windows-based computers that run our proprietary software to replicate the experience of a user accessing web sites through a standard web browser. We designed our measurement-computer software to perform thousands of download measurements concurrently without distorting or affecting the integrity of any single measurement. The measurement computers are located at the facilities of Internet service providers that are selected to be statistically representative of Internet users. At some locations, we employ multiple Internet connections and install equipment racks that can accommodate multiple measurement computers. The hosting arrangements for our measurement computers typically have terms ranging from three months to one year. We typically pay a small set-up fee and pay monthly fees to continue to locate the measurement computers at these locations. We also pay additional monthly fees for communications lines.

These measurement computers access a web site to download web pages and execute multi-page transactions, while taking measurements of every component in the process. The computers take measurements continually throughout the day, at intervals as short as three minutes, depending on the customer’s requirements and subscription service level.

As of September 30, 2002, we had deployed more than 1,680 measurement computers in 61 domestic and 62 international locations, with some locations having multiple measurement computers in order to provide different types of measurement services or to accommodate changes in measurement volume. We continually upgrade and balance our network capacity to meet the needs of our customers.

Operations and Database Center

Our operations center, located in San Mateo, California, is designed to be scalable to support large numbers of measurement computers and to store, analyze and manage large amounts of data from these computers. Our measurement computers receive instructions from, and return collected data to, our operations center. The data are stored in a large database that incorporates a proprietary transaction-processing system that we designed to be efficient in storing and delivering measurement data with fast response times. We also employ many proprietary, high-performance application server computers that manage the collection of measurement data, the insertion of the data into our database and the dissemination of this data to our customers in a variety of forms and delivery methods.

Reporting and Analysis Tools

We offer the following tools for reporting and analysis of performance measurement data:

•	Pager and Email Alerts. Our customers can be notified by email or pager when download times exceed a particular value in specific cities or error counts indicate that a web site is unresponsive.

•	Daily Email Reports. Our customers can receive a daily email that summarizes the performance and availability of measured web sites and compares them to industry averages for the same time period.

•	Web-Based Analysis. Using their web browsers and a password, our customers can access our online interface, MyKeynote, to retrieve, view and analyze measurement data in multiple formats.

•
Data Feed.    Our customers can retrieve measurement data through an application program interface, or API, or through bulk file transfers using an industry-standard file-transfer protocol. This allows our customers to embed our measurement data in their own software to create custom data-analysis applications.

Customers

We sell the majority of our services to our customers on a subscription basis. For the year ended September 30, 2002, no one customer accounted for more than 10% of our total revenue. As of September 30, 2002, we provided services to approximately 2,350 companies including 62 of the Fortune 100 companies.

Our 10 largest customers, based on revenue for the fiscal year ended September 30, 2002, were Akamai, American Express, Compaq Computer (acquired by Hewlett-Packard in May 2002), Cable & Wireless, Federal Reserve Information, Hewlett-Packard, IBM, Intermedia Communications/Digex, Microsoft and Sprint.

Sales, Marketing and Customer Support

Sales

We sell our services to our largest customers through our field sales organization and to our small- to medium-sized customers through our telesales organization. Over the past year, we have shifted our sales model from primarily a telesales model to an enterprise team sales model. In addition, we have focused on named accounts, which are some of our large enterprise customers, and several vertical markets such as government, online retail, and financial services. Our enterprise sales teams consist of direct sales representatives and sales engineers who serve as technical resources, located in 10 metropolitan areas across the United States to allow increased face-to-face interaction with our largest customers. In addition to the enterprise sales teams across the country, we have telesales personnel located in San Mateo, California and Plano, Texas. These telesales personnel focus primarily on our small- to medium-sized customers and also provide telephone and email sales support and customer service to our enterprise customers. We believe that through the combined use of our enterprise sales teams and telesales personnel, we are able to efficiently focus our sales resources on interfacing with a large variety of customers, which is designed to ensure customer satisfaction. We also believe this enables us to quickly offer new services to our existing customers. We also market and sell a few of our services through our self-service web site, where customers can sign up and try, purchase, and use our services.

In addition, domestically, we distribute our services through web-hosting and Internet service providers such as IBM Global Services and EDS, who manage e-business web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers’ web sites. We also sell to content distribution providers, such as Akamai and Cable & Wireless, who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We also market our services through several other technology companies, such as VeriSign, on a “lead referred” basis. Internationally, we use a direct sales approach in the United Kingdom and sell through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia.

Marketing

We maintain an active marketing program designed to demonstrate to Fortune 1000 companies the breadth and depth of our web performance management and testing technology. We have established and are building on our brand as The Internet Performance Authority. We are actively expanding our services to provide our customers with “total performance management” which is designed to encompass all aspects of user experience as it relates to e-business.

Our marketing program includes advertising, Internet marketing, trade events, public relations, and our own Global Internet Performance Conferences. Our semiannual Global Internet Performance Conference events, held in New York and San Francisco, provide an opportunity for us and our partners to brief industry chief information officers, chief technology officers, information technology executives, and network administrators on emerging solutions, new methodologies, and best practices to help customers optimize e-business performance. We use these conferences to update customers on our latest performance services, and to deliver a broader understanding of the role our services can play in optimizing e-business. We also sponsor a series of regional Performance Briefings to give executives in key markets insight into our “total performance management” strategy.

Another key element of our marketing strategy is our industry-standard benchmark indices that evaluate and rank the relative performance of various Web sites. Our indices include:

•	Keynote Business 40 Internet Performance Index. 40 selected business web sites measured for performance and availability every 15 minutes using high speed connections.

•	Keynote Consumer 40 Internet Performance Index. 40 selected consumer web sites measured for performance and availability every 15 minutes using dial-up, cable modem and DSL connections.

•	Keynote Government 40 Internet Performance Index. 40 key federal government web sites.

•	Keynote Web Broker Trading Index. 15 leading online trading sites, based on performance and success rates of actual stock buy-order transactions submitted on their web sites.

Customer Support

We believe that a high level of customer support is important to our success. We believe our customers view our services as a way to improve their ability to provide a high quality of service in their e-business. Therefore, we provide customer support by email and telephone. We develop and expand our customer support services based on feedback received from our existing customers and formal customer satisfaction surveys conducted by an independent third party.

In November 2001, we introduced our fee-based Keynote Diagnostic Services (initially known as Advanced Technical Services), which provides three different diagnostic level packages. Our diagnostic services offer a range of services from less complex technical support to more demanding, in-depth support and diagnostic needs of enterprise customers on a 24 hours a day, 7 days a week basis. These services provide advanced diagnostic assistance and premier service capabilities across all of our benchmarking, application performance management and testing services.

Research and Development

The Internet is characterized by rapid technological developments, frequent new application or service introductions and evolving industry standards. The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our web performance management and web performance testing services, particularly in response to competing offerings. Therefore, we believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop or acquire new services and technologies that achieve market acceptance. The success of service introductions depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

Our research and development expenses were $8.4 million for the fiscal year ended September 30, 2002, $7.3 million for the fiscal year ended September 30, 2001, and $5.5 million for the fiscal year ended September 30, 2000.

Competition

The market for web performance benchmarking, testing, and application performance management services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services such as Mercury Interactive, Gomez Advisors, Segue Software, WatchFire, and a variety of small companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking, testing, and application performance management, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, an unit of Lucent Technologies, and free services that measure web site availability, including Internet Weather Report, a unit of MIDS Matrix IQ Service. In addition, companies that sell systems management software, such as

BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Precise Software and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

In the future, we intend to expand our service offerings and to continue to measure the impact of new Internet technologies such as Internet telephony, wireless networking, and Web Services and, as a result, could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

Increased competition may result in price reductions, increased costs of providing our services and loss of market share, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.

Intellectual Property

We are a technology company whose success depends on developing and protecting our intellectual property assets.

Intellectual Property Assets

Our principal intellectual property assets consist of our trademarks, service marks, our patents, our patent applications and the proprietary software we developed to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our services. Our trademarks include our registered trademark Keynote, Perspective, and The Internet Performance Authority. Our trademark on Keynote is pending registration outside of the United States. We have other trademarks that have not been registered with the U.S. Patent and Trademark Office.

We currently have two issued U.S. patent and no foreign patents. We have six pending U.S. patent applications and no pending foreign patent applications related to our web performance management and web performance testing services. It is possible that no patents will be issued from our currently pending patent applications and that our issued patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that are can be patented, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

Our proprietary software consists of the software we developed or acquired that is an integral part of our testing and application performance management services as well as that which collects, stores, and delivers our measurement data to customers. We have also developed software that we use to provision and process customer orders and billings.

Protection of Our Intellectual Property

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

The use of our services by many of our customers is governed by a web-based subscription agreement, but for some of our larger customers, additional terms and conditions may be added by means of a formal, written contract. Each time customers use our services, they “click” on a web page to agree to terms and conditions that are posted on our web site, and our relationship with these customers is then governed by these terms and conditions and any written agreements that may exist. There is a possibility that a court, arbiter or regulatory body could deem this type of agreement to be invalid or determine that the terms and conditions governing the agreement do not fully protect our intellectual property rights. If that were to occur, our business could be harmed.

Although we are not currently engaged in litigation, we may in the future need to initiate a lawsuit to enforce our intellectual property rights and to protect our patents, trademarks and copyrights. Any litigation could result in substantial costs and diversion of resources and could seriously harm our business. To date, we have not been notified that our technologies infringe the proprietary rights of anyone. We cannot assure you that others will not claim that we have infringed proprietary rights with respect to past, current or future technologies. We expect that we could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable for infringing the intellectual property rights of others, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, if at all.

Licensed Technology

We license certain statistical, graphical and database technologies from third parties. We cannot assure you that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of this technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost. If we do not obtain or develop substitute technology, we could be unable to offer all of the features or functionality that we desire to include in our services.

Employees

As of September 30, 2002, we had a total of 227 employees, of which 221 were based in the United States, and 6 were based internationally. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. We believe that our relationships with our employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, including our management team, and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although a number of other technology companies have also implemented workforce reductions, there remains substantial competition for highly skilled employees with experience in the Internet industry, which requires a unique knowledge base. None of our key employees are bound by agreements that could prevent them from terminating their employment at any time.

Item 2.    Properties.

As of September 30, 2002, our facilities primarily consisted of our headquarters building in San Mateo, California, a 188,000 square foot building which we own. We currently occupy approximately 67,000 square feet of this facility which is our principal sales/marketing, product development and administrative location and contains our operations personnel and data center. We purchased the building from our lessor on September 30, 2002, before the expiration of the synthetic lease arrangement in 2005. We believe that our facilities are adequate for our current and future needs. We also have a five-year lease, expiring in December 2005, for approximately 8,000 square feet of office space in Plano, Texas, for our Red Alert and NetMechanic operations. We also have a lease, expiring in April 2003, for 1,615 square feet of office space in Seattle, Washington, for our wireless operations. See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding our lease agreements.

Item 3.    Legal Proceedings.

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits are essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints allege generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The plaintiffs’ counsel and the individual named defendants’ counsel have reached an agreement whereby the individual named defendants have been dismissed from the case, without any payments by us. The case against the underwriters and us continues, however, plaintiffs’ counsel and the underwriters have both been offered settlement proposals. We are currently evaluating each proposal. We believe the claims are without merit and intend to defend the actions vigorously. However, these claims, even if not meritorious, could be expensive to defend and divert management’s attention from operating our company.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A.    Executive Officers.

The following table presents information regarding our executive officers as of December 19, 2002:

Name	Age	Position
Umang Gupta	53	Chairman of the Board and Chief Executive Officer
John Flavio	55	Senior Vice President of Finance and Chief Financial Officer
Donald Aoki	45	Vice President of Engineering
Lloyd Taylor	44	Vice President of Operations
Richard Rudolph	40	Vice President of Worldwide Sales
Arnold Waldstein	53	Vice President of Marketing and Business Development

Umang Gupta has served as one of our directors since September 1997 and as our chief executive officer and chairman of the board of directors since December 1997. Previously, he was a private investor and an advisor to high-technology companies and the founder and chairman of the board and chief executive officer of Centura Software Corporation. He previously held various positions with Oracle Corporation and IBM.

Mr. Gupta holds a B.S. degree in chemical engineering from the Indian Institute of Technology, Kanpur, India, and an M.B.A. degree from Kent State University.

John Flavio has served as our chief financial officer since July 1999 and as our senior vice president of finance since October 2001. From July 1999 to October 2001, he also served as our vice president of finance. From July 1993 to July 1999, he served as chief financial officer, senior vice president, administration and finance, secretary and treasurer of Mosaix Inc., a provider of call management systems and customer relationship management applications, which was acquired by Lucent Technologies in July 1999. Mr. Flavio holds a B.S. degree in finance from Santa Clara University and is a certified public accountant.

Donald Aoki has served as our vice president of engineering since May 1997. From December 1994 to May 1997, he served as a business unit general manager of Aspect Telecommunications, a supplier of customer relational management solutions. Mr. Aoki holds a B.S. degree in computer science from the University of Southern California and a M.S. degree in electrical engineering and computer science from the Massachusetts Institute of Technology.

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

Richard Rudolph has served as our vice president of worldwide sale since December 2001. From February 2001 to December 2001, he served as senior vice president of global sales and business development for webHancer Corporation, a provider of web performance measurement and analysis. From April 1999 to January 2001, he served as vice president of sales at WebTrends, a web site performance measurement and analysis company. From June 1997 to April 1999, he held sales positions at Extensis Corporation, a provider of products and services for electronic publishing. Mr. Rudolph holds a B.S. degree in economics from Oregon State University.

Arnold Waldstein has served as our vice president of marketing and business development since April 2002. From May 1999 to March 2002, Mr. Waldstein served as vice president of marketing and strategic alliances for Moai Technologies, an online strategic sourcing company. From March 1998 to May 1999, he founded and served as chief executive officer of Waldstein Consulting, a boutique consulting firm. From February 1996 to February 1998, he served as vice president of marketing and business development at Electric Communities, an online services company. Mr. Waldstein holds a B.A. degree in English from Ohio University.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters.

Price Range of Common Stock

Our common stock has traded on the Nasdaq National Market under the symbol “KEYN” since our initial public offering on September 24, 1999. Prior to this time, there was no public market for our common stock. On December 19, 2002, we had 22,999,772 shares of our common stock outstanding held by 136 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders. The following table presents the high and low sales price per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low
Fiscal Year ended September 30, 2002
Fourth Quarter	$7.65	$6.07
Third Quarter	9.75	7.15
Second Quarter	10.50	8.40
First Quarter	9.40	6.95

Fiscal Year ended September 30, 2001
Fourth Quarter	$10.95	$6.50
Third Quarter	14.10	8.75
Second Quarter	18.25	9.88
First Quarter	29.31	12.50

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new Internet performance measurement service offerings by us or our competitors;

•	announcements of technological innovations;

•	competitive developments;

•	changes in financial estimates by securities analysts;

•	failure in one or more future quarters of our operating results to meet the expectations of securities analysts or investors;

•	changes in market valuations of Internet-related companies;

•	additions or departures of key personnel, notably our management team and experienced engineers;

•	conditions and trends in the Internet industries; and

•	general economic conditions.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities. In addition, the synthetic lease arrangement with respect to our headquarters building, which was terminated in September 30, 2002, prevented us from paying cash dividends. We do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2002, 2001, and 2000, and the consolidated balance sheet data as of September 30, 2002 and 2001, are derived from and are qualified in their entirety by our Consolidated Financial Statements that have been audited by KPMG LLP, independent auditors, and which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended September 30, 1999 and 1998, and the consolidated balance sheet data as of September 30, 2000, 1999, and 1998, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Years Ended September 30,
	2002(1)	2001(2)	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$37,940	$45,629	$33,767	$7,272	$1,539
Loss from operations before cumulative effect of a change in accounting principle	(74,366)	(74,083)	(17,180)	(7,015)	(2,957)
Net loss before cumulative effect of a change in accounting principle	(62,367)	(56,401)	(2,715)	(7,110)	(2,918)
Cumulative effect of a change in accounting principle	(3,160)	—	—	—	—
Net loss	(65,527)	(56,401)	(2,715)	(7,110)	(2,918)
Basic and diluted net loss per share before cumulative effect of a change in accounting principle	(2.24)	(2.04)	(0.11)	(1.54)	(1.10)
Basic and diluted net loss per share	(2.35)	(2.04)	(0.11)	(1.54)	(1.10)

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$239,287	$254,193	$260,201	$64,647	$2,293
Restricted cash	—	85,000	85,000	—	—
Total cash, cash equivalents, short-term investments and restricted cash	239,287	339,193	345,201	64,647	2,293
Total assets	285,781	372,664	408,611	71,071	3,918
Long-term obligations	—	—	791	2,842	303
Redeemable convertible preferred stock	—	—	—	—	8,529
Total stockholders’ equity (deficit)	271,455	343,119	392,080	63,242	(5,552)

(1)
The results of operations for fiscal 2002 include: (a) a non-recurring lease termination charge of $52.0 million we recorded in connection with the purchase of our headquarters building, and (b) a non-cash charge of $3.2 million to reflect the cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001. The results of operations for fiscal 2002 exclude the amortization of goodwill in accordance with SFAS No. 142 which we adopted effective October 1, 2001, but includes approximately $1.7 million related to the amortization of identifiable intangible assets, stock-based compensation and in-process research and development. For information regarding comparability of this data as it may relate to future periods, see discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 and Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this report.

(2)
The results of operations for fiscal 2001 include: (a) a non-cash charge of $30.5 million for the impairment of goodwill and identifiable intangible assets, (b) a non-cash charge of $11.0 million for certain costs related to the unoccupied portion of our headquarters building, and (c) a non-recurring charge of $271,000 for restructuring costs. The results of operations for fiscal 2001 also includes approximately $17.9 million related to the amortization of goodwill and identifiable intangible assets, stock-based compensation and deferred compensation. For information regarding comparability of this data as it may relate to future periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We provide services that enable corporate enterprises to benchmark, test, and manage their electronic business, or e-business, applications, and systems, both inside and outside the firewall. Our services are designed to provide “total performance management” by allowing enterprise customers to improve the quality of their e-business from the end-user perspective through cost-effective and easy-to-use web performance management and testing solutions. We provide outsourced services and appliances, which do not require complex and costly software implementations, configuration or maintenance by our customers. We believe that enterprises who use our services leverage their existing software and hardware, improve customer satisfaction and reduce capital expenditures.

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Our subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised primarily of deferred subscription services revenue. All unearned revenue is recorded as deferred revenue on our balance sheet, and as of September 30, 2002, we had recorded approximately $5.1 million of deferred revenue. We do not generally grant refunds during the initial subscription term. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing service, is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, we recognize revenue on a percentage-of-completion basis.

We derive and expect to continue to derive our revenue from the sale of our web performance benchmarking, application performance management and testing services. A majority of our subscription revenue comes from our web performance benchmarking services which includes our Perspective services. Subscription revenue also includes our Red Alert and NetMechanic monitoring and alarm services, and our private agent application performance management services. Our customers purchase these services for an initial three to twelve month term and then may renew on an annual, semi-annual, or month-to-month basis.

Subscription fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased. We offer our consulting and support services on a per engagement basis. Consulting and support services revenue amounted to approximately 10% and 5% of total revenue for the years ended September 30, 2002 and 2001, respectively. We believe that consulting and support services revenue may increase in the future somewhat as a percentage of total revenue, as we introduce additional services that require consulting expertise and as our Keynote Diagnostic Services are more widely used. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

We had total revenue of $37.9 million for the year ended September 30, 2002, $45.6 million for the year ended September 30, 2001, and $33.8 million for the year ended September 30, 2000. We incurred net losses of $65.5 million for the year ended September 30, 2002, $56.4 million for the year ended September 30, 2001, and $2.7 million for the year ended September 30, 2000. During fiscal 2002, we continued to experience a reduction in revenue from Internet service provider customers, e-commerce and other Internet businesses. We expect to incur losses in the future. We cannot assure you that we will become profitable, or, if we do, that we will sustain profitability.

For the year ended September 30, 2002, our 10 largest customers accounted for approximately 29% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that do not have written contracts with us may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

Results of Operations

The following table sets forth our revenue, expenses, interest income (expense) and net loss as a percentage of total revenue for each of the three years ended September 30, 2002:

	Years Ended September 30,
	2002	2001	2000
Revenue:
Subscription services	90.1%	95.0%	96.0%
Consulting and support services	9.9	5.0	4.0

Total revenue	100.0	100.0	100.0
Expenses:
Costs of subscription services	30.5	29.3	28.4
Costs of consulting and support services	9.0	6.5	5.8
Research and development	22.2	15.9	16.2
Sales and marketing	50.6	47.4	49.9
Operations	20.6	16.9	14.4
General and administrative	21.4	15.4	16.1
Restructuring costs	—	1.0	—
Excess facility costs	—	24.1	—
Lease termination charge	137.1	—	—
In-process research and development, other acquisition-related charges, amortization and impairment of goodwill and identifiable intangible assets and amortization of stock-based compensation	4.6	106.1	20.1

Total operating expenses	296.0	262.4	150.9
Loss from operations before cumulative effect of a change in accounting principle	(196.0)	(162.4)	(50.9)
Interest income	31.8	41.1	44.5
Interest expense	(0.2)	(1.0)	(1.7)
Provision for income taxes	—	(1.3)	—

Net loss before cumulative effect of a change in accounting principle	(164.4)	(123.6)	(8.0)
Cumulative effect of a change in accounting principle	(8.3)	—	—

Net loss	(172.7)%	(123.6)%	(8.0)%

Comparison of Fiscal Years Ended September 30, 2002 and 2001

Revenue

	2002	2001	% Change
Subscription services	$34,180	$43,428	(21)%
Consulting and support services	$3,760	$2,201	71%

Subscription Services.    Revenue from subscription services decreased by $9.2 million, or 21%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. Subscription services represented 90% of total revenue for the year ended September 30, 2002, and 95% of total revenue in the year ended September 30, 2001. The decrease in revenue in absolute dollars was primarily attributable to lower sales to two types of customers – Internet service providers and e-commerce web sites – which declined from 30% of total revenue for fiscal 2001 to 14% for fiscal 2002. We also experienced an increase in cancellations and nonrenewals. The decrease in revenue was partially offset by an increase in the prices of some of our subscription services during fiscal 2002. We do not distinguish between revenue generated by new customers and revenue generated by existing customers.

Consulting and Support Services.    Revenue from consulting and support services increased by $1.6 million, or 71%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. Revenue from consulting and support services represented approximately 10% and 5% of total revenue for the years ended September 30, 2002 and 2001, respectively. The increase in revenue in absolute dollars resulted primarily from an increased number of large testing and consulting engagements during fiscal 2002 and our new product offering, Keynote Diagnostic Services, that was introduced in November 2001. The increase as a percentage of total revenue was due to the decrease in subscription services revenue. We believe that revenue from consulting and support services will account for a greater portion of total revenue in the future as we introduce additional services and increase our customer base.

For the years ended September 30, 2002 and 2001, no single customer accounted for more than 10% of total revenue. At September 30, 2002, one customer accounted for more than 10% of total accounts receivable, which receivable was collected subsequent to year-end.

We expect that total revenues for the first quarter of fiscal 2003 to be between $9.0 million and $9.4 million.

Expenses:

Costs of Subscription Services and Consulting and Support Services

	2002	2001	% Change
	(In thousands)
Costs of subscription services	$11,565	$13,388	(14)%
Costs of consulting and support services	$3,408	$2,971	15%

Costs of Subscription Services.    Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services decreased by approximately $1.8 million, or 14%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. This decrease was primarily due to reduced costs for bandwidth and a reduction in our excess bandwidth capacity. In spite of the decrease in total costs, costs of subscription services as a percentage of revenue increased to 34% of subscription service revenue in fiscal 2002 as compared to 31% in fiscal 2001 due to decreasing subscription services revenue. We continue our efforts to reduce costs or limit the increase in costs in future periods. We believe that costs of subscription services in absolute dollars for the first quarter of fiscal 2003 will remain comparable to the fourth quarter of fiscal 2002.

Costs of Consulting and Support Services.    Costs of consulting and support services consist of compensation expenses and related costs for consulting and support service personnel, all load-testing bandwidth costs and related network infrastructure costs. Costs of consulting and support services increased by $437,000, or 15%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. The increase was primarily due to increased costs associated with large testing and consulting engagements during fiscal 2002 and the introduction of our program of charging for Keynote Diagnostic Services (formerly known as Advanced Technical Services) which has resulted in the costs of our Keynote Diagnostic services personnel being included in costs of consulting and support services. Costs of consulting and support services were 91%

and 135% of consulting and support service revenue for the years ended September 30, 2002 and 2001, respectively. The decrease in costs as a percentage of revenue was primarily from organizational changes implemented to improve productivity and reduce costs of delivering our consulting and support services. We expect that the costs of consulting services as a percentage of consulting services revenue will continue to be greater than the costs of subscription services as a percentage of subscription service revenue. We expect that costs of consulting and support services in absolute dollars and as a percentage of revenue for the first quarter of fiscal 2003 will be higher than the fourth quarter of fiscal 2002.

Research and Development

	2002	2001	% Change
	(In thousands)
Research and development	$8,428	$7,256	16%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased by $1.2 million, or 16%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. This increase was due to the increase in personnel to support our new offerings in our Test Perspective, Wireless Perspective and NetMechanic services as well as costs incurred to enhance and expand our other current services. To date, all research and development expenses have been expensed as incurred. We believe that a significant investment in research and development is essential for us to maintain our market position and to continue to enhance and expand our services. We anticipate that research and development expenses in absolute dollars for the first quarter of fiscal 2003 will be higher than the fourth quarter of fiscal 2002 as a result of our acquisition of Enviz, Inc. in October 2002.

Sales and Marketing

	2002	2001	% Change
	(In thousands)
Sales and marketing	$19,209	$21,626	(11)%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased by $2.4 million, or 11%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. The decrease was primarily a result of the restructuring of our sales organization to focus more resources on our large corporate customers and reduced spending on certain marketing programs. We believe that continued investments in our sales and marketing efforts are essential for us to maintain our market position and to further increase acceptance of our services. We believe that sales and marketing expenses in absolute dollars for the first quarter of fiscal 2003 will be comparable to the fourth quarter of fiscal 2002.

Operations

	2002	2001	% Change
	(In thousands)
Operations	$7,804	$7,722	1%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure, headquarters data center and provide twenty-four by seven customer support to certain of our customers. Our operations expenses increased by $82,000, or 1%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. The slight increase in operations expenses was primarily related to the hiring of personnel to manage and support our customer base and data center. We believe that continued investment in our operations group is necessary to operate our measurement infrastructure, to successfully support our customer base and further support our expanded service offerings. We anticipate that operations expenses in absolute dollars for the first quarter of fiscal 2003 will be slightly lower than the fourth quarter of fiscal 2002.

General and Administrative

	2002	2001	% Change
	(In thousands)
General and administrative	$8,137	$7,048	15%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. Our general and administrative expenses increased by $1.1 million, or 15%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. The increase in our general and administrative expenses was primarily related to hiring additional personnel to support our business as well as higher insurance, personal property taxes, and occupancy costs. We anticipate that general and administrative expenses in absolute dollars for the first quarter of fiscal 2003 will be slightly lower than the fourth quarter of fiscal 2002.

Restructuring Costs

	2002	2001	% Change
	(In thousands)
Restructuring costs	—	$271	—

In April 2001, we incurred restructuring costs of $271,000 relating to a reduction in our workforce by approximately 36 employees or 13% from March 31, 2001. The restructuring costs consisted of severance payments, which were paid in full by June 30, 2001. We had no restructuring costs in fiscal 2002.

Excess Facility Costs

	2002	2001	% Change
	(In thousands)
Excess facility costs	—	$11,012	—

For the year ended September 30, 2001, we recorded a charge of $11.0 million for certain costs related to the unoccupied portion of our headquarters building in San Mateo, California. At that time, we were and, currently we are, occupying approximately 40% of the building, and we have been and are currently actively seeking tenants for the remaining 60%. The $11.0 million charge included certain lease costs such as lease expense, insurance, and property taxes. Other operating costs associated with the unoccupied space were reported as incurred as operating expenses in fiscal 2002. On September 30, 2002, we terminated the synthetic lease arrangement for our headquarters building by purchasing the property for a total of $85.7 million before the expiration of the lease term in 2005. The remaining amount of the excess facility costs accrual of approximately $9.3 million was reversed and offset the loss on termination of the lease we recorded in connection with the purchase of the building, as described below. Because of the purchase of our headquarters building, we do not anticipate incurring future excess facility charges.

Lease Termination Charge

	2002	2001	% Change
	(In thousands)
Lease termination charge	$52,028	—	—

In July 2000, we entered into a five-year synthetic lease agreement for our corporate headquarters building in San Mateo, California. On September 30, 2002, we terminated the lease by purchasing the property for a total of $85.7 million. The lease, which was due to expire in 2005, provided for a residual guarantee of a total of

$85.0 million due at the end of the lease term or upon lease termination. Our obligation was fully collateralized with restricted cash of $85.0 million.

After we entered into the lease in July 2000, real estate market conditions worsened, including a significant increase in available space for lease and significant declines in corresponding lease rates for commercial property. Accordingly, a loss on termination of this lease was recognized in connection with the purchase of the building. The loss was calculated by comparing the purchase price of the building to its fair value. To determine the fair value of the building, we had an independent real estate appraisal conducted, which indicated that the fair value of the property was approximately $25.0 million. The calculated loss of approximately $60.7 million was recorded in the fourth quarter of fiscal 2002. The $60.7 million loss on termination was adjusted for the reversal of the remaining excess facility charge accrual and costs associated with the acquisition of the building, resulting in a net charge to the consolidated statements of operations of approximately $52.0 million.

In-process Research and Development, Other Acquisition-Related Charges, Amortization and Impairment of Goodwill and Identifiable Intangible Assets and Amortization of Stock-Based Compensation

	2002	2001	% Change
	(In thousands)
Amortization of goodwill	$—	$10,642	—
Impairment of goodwill	—	26,100	—
Impairment of identifiable intangible assets	—	4,400	—
Amortization of identifiable intangible assets	1,106	2,099	(47)%
Amortization of stock-based compensation	421	341	23%
In-process research and development costs	200	—	—
Amortization of deferred compensation	—	4,836	—

Total in-process research and development, other acquisition-related charges, impairment and amortization of goodwill and identifiable intangible assets, and amortization of stock-based compensation	$1,727	$48,418	(96)%

In connection with the purchase of Velogic Inc. in June 2000, Digital Content, L.L.C. in August 2000, the assets of the management service provider business of Envive Corporation in July 2001, the business of onDevice Corporation in October 2001, and the acquisition of NetMechanic in May 2002, we recorded an aggregate amount of approximately $44.1 million of goodwill and approximately $11.2 million of identifiable intangible assets in fiscal 2000, fiscal 2001, and fiscal 2002.

We no longer amortize goodwill as of October 1, 2001, and have no remaining goodwill on our balance sheet, as discussed in Note 3, “Cumulative Effect of a Change in Accounting Principle”, and Note 6, “Goodwill and Other Intangible Assets”, of the Notes to the Consolidated Financial Statements. For the year ended September 30, 2001, we recorded approximately $10.6 million in amortization of goodwill, approximately $26.1 million in impairment of goodwill and approximately $4.4 million in impairment of identifiable intangible assets.

We also recorded a charge of $3.2 million as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill, as of October 1, 2001, associated with our Digital Content and Velogic acquisitions. This is discussed below in greater detail under “Cumulative Effect of a Change in Accounting Principle”.

For the year ended September 30, 2002, we recorded approximately $1.1 million in amortization of identifiable intangible assets. For the year ended September 30, 2001, we recorded approximately $2.1 million in amortization of identifiable intangible assets. Amortization of identifiable intangible assets decreased by approximately $1.0 million in fiscal 2002 due to the impairment charge of approximately $4.4 million that we recorded in fiscal 2001. As a result of the impairment charge, we had a lower identifiable intangible balance that was amortized in fiscal 2002. At September 30, 2002, we had a remaining balance of approximately $2.9 million of identifiable intangible assets that are being amortized over a three-year period from the date of acquisition.

Certain options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $421,000 during the year ended September 30, 2002, compared to $341,000 for the year ended September 30, 2001. The increase in the amortization of deferred compensation from fiscal 2001 to fiscal 2002 was associated with the termination of former employees. As of September 30, 2002, we had a remaining balance of $31,000 included in deferred compensation remaining to be amortized during fiscal 2003. Deferred compensation is amortized on a straight-line basis over the vesting period of the options, and will be fully amortized by the end of fiscal 2003.

The in-process research and development charge of $200,000 for the year ended September 30, 2002 related to the estimated fair value of an acquired in-process research and development project that had not yet reached technological feasibility and had no alternative future use, related to NetMechanic’s technology for web site testing. The estimated fair value of this project was determined based on the actual costs incurred as of the acquisition date. This amount was immediately expensed as of the acquisition date.

A portion of the consideration for the Digital Content acquisition, in the aggregate amount of $6.4 million, was attributed to deferred compensation, and was fully amortized by June 30, 2001. Total amortization of this amount for fiscal 2001 was $4.8 million.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We expect the amortization of identifiable intangible assets and stock-based compensation to be approximately $500,000 for the first quarter of fiscal 2003, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of September 30, 2002, as listed in the table below, will be fully amortized by October 2005.

	Technology Based	Customer Based	Trademark	Total
Net carrying value at September 30, 2002	$2,653	$195	$11	$2,859

Interest Income and Interest Expense

	2002	2001	% Change
	(In thousands)
Interest income	$12,075	$18,732	(36)%
Interest expense	(76)	(450)	(83)%

Interest income, net	$11,999	$18,282	(34)%

Net interest income decreased by $6.3 million, or 34%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. Substantially all of the balance represents interest income from our cash, short-term investments and restricted cash. This decrease was primarily due to the decline in interest rates earned on our invested cash during fiscal 2002. We expect that net interest income will decline in fiscal 2003 due to a lower level of invested cash. We utilized $85.0 million of restricted cash for the purchase of our headquarters building in September 2002, approximately $8.0 million for stock repurchases during fiscal 2002 and, in December 2002, we repurchased approximately 4.3 million shares for approximately $34.2 million pursuant to an issuer tender offer completed in December 2002.

Provision for Income Taxes

No benefit for federal, state, and foreign income taxes was recorded for the year ended September 30, 2002, because we provided a valuation allowance against the deferred tax assets generated from the operating loss. A provision for state and foreign income taxes of $600,000 was recorded during the year ended September 30, 2001. As of September 30, 2002, we had net operating loss carryforwards for U.S. federal and foreign income tax reporting purposes of approximately $31.7 million, and $1.8 million, respectively, available to reduce future income subject to income taxes. As of September 30, 2002, we had net operating loss carryforwards for state income tax purposes of approximately $16.1 million available to reduce future income subject to income taxes. The U.S. federal net operating loss carryforwards will begin to expire, if not utilized in 2010. The foreign net operating loss carryforwards will begin to expire in the year 2005. State net operating loss carryforwards will begin to expire if not utilized in 2003. In addition, as of September 30, 2002, we had research credit carryforwards for federal and California income tax purposes of approximately $765,000 and $683,000, respectively, available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards are available indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the United States.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

Cumulative Effect of a Change in Accounting Principle

	2002	2001	% Change
	(In thousands)
Cumulative effect of a change in accounting principle	$3,160	$—	—

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, “Cumulative Effect of a Change in Accounting Principle”, as a result of the implementation of Statement of Financial Accounting Standard No. 142, we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with acquisitions prior to fiscal year 2002, for the year ended September 30, 2002. Previously, for fiscal 2001, goodwill had been amortized and amounted to approximately $10.6 million.

Comparison of Fiscal Years Ended September 30, 2001 and 2000

Revenues

	2001	2000	% Change
	(In thousands)
Subscription services	$43,428	$32,366	34%
Consulting and support services	$2,201	$1,401	57%

Subscription Services.    Revenues from subscription services increased by $11.1 million, or 34%, during the year ended September 30, 2001 as compared to the year ended September 30, 2000. Subscription services represented 95% of total revenues for the year ended September 30, 2001, and 96% of total revenues in the year ended September 30, 2000. The increase in revenue was attributable to the increase in the number of new customers, the increase in services revenue purchased by existing customers, and the introduction of new services introduced during the year. During fiscal 2001, we experienced a reduction in revenue from Internet service provider customers, e-commerce and other Internet businesses. We also experienced an increase in cancellations and nonrenewals. For the year ended September 30, 2001, no single customer accounted for more than 10% of total revenues. For the year ended September 30, 2000, one customer accounted for approximately 10% of total revenues.

Consulting and Support Services.    Revenues from consulting and support services increased by $800,000, or 57%, during the year ended September 30, 2001 as compared to the year ended September 30, 2000. We introduced our professional services offerings in January 1999. The increase resulted from the contribution of our load-testing service which we began offering in July 2000, following our acquisition of Velogic, Inc.

Expenses:

Costs of Subscription Services and Consulting and Support Services

	2001	2000	% Change
	(In thousands)
Costs of subscription services	$13,388	$9,577	40%
Costs of consulting and support services	$2,971	$1,973	51%

Costs of Subscription Services.    Costs of subscription services increased by approximately $3.8 million, or 40%, during the year ended September 30, 2001 as compared to the year ended September 30, 2000. This increase was primarily due to the greater number of measurement computers deployed and additional bandwidth consumption, resulting in higher connection fees and more depreciation and equipment charges. In addition, in fiscal 2001, we continued to increase measurement capacity and bandwidth at our existing locations and expand our measurement infrastructure. We also incurred one-time termination charges from various suppliers associated with our bandwidth reduction efforts. In spite of the significant increase in total costs of subscription services as a percentage of total revenue, costs of subscription services only increased by 1% as a percentage of subscription service revenue in fiscal 2001 as compared to fiscal 2000.

Costs of Consulting and Support Services.    Costs of consulting and support services consist of compensation expenses for consulting personnel and network infrastructure costs associated with our load-testing service. Due to the high level of costs associated with the early stage of our consulting and support service offerings, costs of consulting services exceeded consulting and support services revenue in fiscal 2001 and fiscal 2000.

Research and Development

	2001	2000	% Change
	(In thousands)
Research and development	$7,256	$5,468	33%

Research and development expenses increased by $1.8 million, or 33%, during the year ended September 30, 2001 as compared to the year ended September 30, 2000. This increase was due to the increase in software engineers, project management and quality assurance personnel as well as increased occupancy costs.

Sales and Marketing

	2001	2000	% Change
	(In thousands)
Sales and marketing	$21,626	$16,835	28%

Our sales and marketing expenses increased by $4.8 million, or 28%, during the year ended September 30, 2001 as compared to the year ended September 30, 2000. The increase was primarily due to our investment in additional personnel in our sales and marketing organization and marketing programs, increased variable sales compensation expense associated with higher revenues, and higher occupancy costs.

Operations

	2001	2000	% Change
	(In thousands)
Operations	$7,722	$4,866	59%

Our operations expenses increased by $2.9 million, or 59%, during the year ended September 30, 2001 as compared to the year ended September 30, 2000. The increase in operations expenses was primarily related to the hiring of personnel to manage and support our larger customer base as well as higher occupancy costs. The increase in operations expenses was also attributable to telecommunication fees related to the move of our data center to our new building.

General and Administrative

	2001	2000	% Change
	(In thousands)
General and administrative	$7,048	$5,442	30%

Our general and administrative expenses increased by $1.6 million, or 30%, during the year ended September 30, 2001 as compared to the year ended September 30, 2000. The increase in our general and administrative expenses was primarily related to hiring additional employees to support the growth of our business.

Restructuring Costs

	2001	2000	% Change
	(In thousands)
Restructuring costs	$271	—	—

In April 2001, we incurred restructuring costs of $271,000 relating to a reduction in our workforce. We reduced our workforce by approximately 36 employees or 13% from March 31, 2001. The restructuring costs consisted of severance payments, which were paid in full during the quarter ended June 30, 2001.

Excess Facility Costs

	2001	2000	% Change
	(In thousands)
Excess facility costs	$11,012	—	—

For the year ended September 30, 2001, we recorded a charge of $11.0 million for certain costs related to the unoccupied portion of our headquarters building in San Mateo, California. We were occupying approximately 40% of the building, and were actively seeking tenants for the remaining 60%. The $11.0 million charge included certain lease costs such as lease expense, insurance, and property taxes. Other operating costs associated with the unoccupied space were reported as incurred as operating expenses in fiscal 2002 and 2001.

Acquisition-Related Charges, Amortization and Impairment of Goodwill and Identifiable Intangible Assets, and Amortization of Stock-Based Compensation

	2001	2000	% Change
	(In thousands)
Amortization of goodwill and identifiable intangible assets	$12,741	$4,846	163%
Impairment of goodwill and identifiable intangible assets	30,500	—	—
Amortization of deferred compensation	4,836	1,600	202
Amortization of stock-based compensation	341	340	—

Total acquisition-related charges, amortization and impairment of goodwill and identifiable intangible assets, and amortization of stock-based compensation	$48,418	$6,786	613%

In connection with the purchase of Velogic Inc. in June 2000, Digital Content, L.L.C. in August 2000, and the assets of the management service provider business of Envive Corporation (Envive) in July 2001, we recorded approximately $52.7 million in goodwill and identifiable intangible assets. For the year ended September 30, 2001, we recorded approximately $12.7 million in amortization of goodwill and identifiable intangible assets, as compared to approximately $4.8 million in the year ended September 30, 2000. In addition, for the year ended September 30, 2001, we recorded a charge for impairment of the goodwill of approximately $30.5 million

At September 30, 2001, we had a remaining balance of approximately $3.0 million in goodwill and approximately $1.5 million in identifiable intangible assets. Identifiable intangible assets are being amortized over 36 months.

The total impairment charge is summarized as follows (in thousands):

	Goodwill	Other Intangible Assets	Total
Digital Content	$3,100	$1,800	$4,900
Velogic	23,000	2,600	25,600
Envive	—	—	—

Total impairment charges	$26,100	$4,400	$30,500

A portion of the consideration for the Digital Content acquisition, in the amount of $6.4 million was attributed to deferred compensation, and was amortized over the six months ended March 31, 2001. For the year ended September 30, 2001, we recorded approximately $4.8 million in acquisition-related amortization.

Some options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $341,000 during the year ended September 30, 2001 and $340,000 for the year ended September 30, 2000.

Interest Income and Interest Expense

	2001	2000	% Change
(In thousands)
Interest income	$18,732	$15,043	25%
Interest expense	(450)	(578)	(22)%

Interest income, net	$18,282	$14,465	26%

Net interest income increased $3.8 million or 26% during the year ended September 30, 2001 as compared to the year ended September 30, 2000. This increase was primarily due to interest being earned for a full year on our invested cash that was attributable to the proceeds we received in February 2000 from our public offering.

Provision for Income Taxes

A provision for state and foreign income taxes of $600,000 was recorded during the year ended September 30, 2001. No benefit for federal, state, and foreign income taxes was recorded for the year ended September 30, 2000. As of September 30, 2001, we had net operating loss carryforwards for U.S. federal and foreign income tax reporting purposes of approximately $17.7 million, and $1.7 million, respectively, available to reduce future income subject to income taxes. The U.S. federal net operating loss carryforwards will begin to expire, if not utilized in 2010. The foreign net operating loss carryforwards will begin to expire in the year 2005. State net operating loss carryforwards will begin to expire if not utilized in 2003. In addition, we had approximately $13.4 million of net operating loss carryforwards available to reduce future taxable income, for California state income tax purposes. The state net operating loss carryforwards will begin to expire, if not utilized, in the year 2003. In addition, as of September 30, 2001, we had research credit carryforwards for federal and California income tax purposes of approximately $713,000 and $607,000, respectively, available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards expire indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the United States.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

Liquidity and Capital Resources for the Fiscal Years Ended September 30, 2002, 2001, and 2000

At September 30, 2002, we had approximately $20.9 million in cash and cash equivalents and approximately $218.4 million in short-term investments, for a total of approximately $239.3 million. Our short-term investments consist of investment-grade corporate and government debt securities.

Net cash used in operating activities was approximately $1.3 million for the year ended September 30, 2002. Net cash provided by operating activities was $11.3 million for the year ended September 30, 2001, and $9.2 million for the year ended September 30, 2000. For the year ended September 30, 2002, net cash used in operating activities was primarily from the loss from operations before non-cash charges and a decrease in accounts payable and accrued expenses mainly due to the timing of payments associated with our headquarters building and periodic insurance renewals. Cash used in operating activities was partially offset by a decrease in accounts receivable as a result of successful collection efforts, and a decrease in prepaids and other assets mainly due to the receipt of accrued interest generated from interest earned on our invested cash. For the year ended September 30, 2001, net cash provided by operating activities was primarily from income from operations before non-cash charges. The increase in cash from operating activities was partially offset by an increase in prepaids and other assets due to an increase in interest receivable. For the year ended September 30, 2000, net cash provided by operating activities resulted from income from operations before non-cash charges. Additionally, operating cash flow increased due to increases in accounts payable, accrued expenses and deferred revenue and partially offset by increases in accounts receivable and prepaid expenses.

Cash used in our investing activities totaled approximately $100.0 million for the year ended September 30, 2002, $225.7 million for the year ended September 30, 2001, and $21.7 million for the year ended September 30, 2000. In fiscal 2002, we used $85.7 million for the purchase of our headquarters building,

$3.2 million to purchase other property and equipment excluding the headquarters building, $2.2 million in connection with our acquisitions of Envive, OnDevice, and NetMechanic, and $8.8 million for the net purchase of short-term investments. In fiscal 2001, we invested a net amount of $207.5 million in short-term investments, $14.8 million for capital expenditures, and $3.4 million for the management service provider business of Envive. Capital expenditures during fiscal 2001 were primarily due to costs associated with the upgrade and preparation of our headquarters facility for occupancy, costs associated with the enhancement of our business systems, and growth in our network and infrastructure. In fiscal 2000, investing activities consisted of our purchase of Digital Content for $15.0 million, which included $8.5 million allocated to goodwill and identifiable intangible assets and $6.4 million for deferred compensation. In addition, we purchased $7.5 million in property and equipment.

Cash provided by our financing activities totaled approximately $78.0 million for the year ended September 30, 2002. Cash used in our financing activities totaled approximately $1.5 million for the year ended September 30, 2001. Cash provided by our financing activities totaled approximately $208.0 million for the year ended September 30, 2000. We acquired our headquarters building on September 30, 2002, with $85.0 million of cash that had previously collateralized the operating lease obligation with respect to the building and was designated as restricted cash. In fiscal 2002, we used approximately $8.1 million for the repurchase of 1,168,550 shares of our common stock under our repurchase program, which was approved by our Board of Directors in January 2001, and $830,000 for the repayment of notes payable. As of September 30, 2002, we had repurchased a total of approximately 1.5 million shares at an aggregate price of approximately $10.5 million under our repurchase plan. We generated approximately $1.9 million in cash from the issuance of common stock under our employee stock option and stock purchase plans. In fiscal 2001, we received approximately $2.2 million from the issuance of common stock under our employee stock option and stock purchase plans, offset by approximately $1.3 million used for the repayment of notes payable and approximately $2.4 million used for the repurchase of 356,600 shares of our common stock under our repurchase program. In fiscal 2000, we raised approximately $294.1 million, net of issuance costs, from a public offering of our common stock. Cash provided by financing activities was offset slightly by our repayments of existing notes in the amount of $4.1 million. In addition, $85.0 million of cash was used to fully collateralize the operating lease obligation, created in July 2000, related to our headquarters building.

As of September 30, 2002, our principal commitments consisted of $369,000 in real property operating leases. Because we will be making additional capital expenditures related to our headquarters building, we expect that, in the future, we will make additional capital expenditures but at lower levels than in the past. In the fourth quarter of fiscal 2002, we initiated a project to provide comprehensive backup electrical generation capability to our facility in the event of electrical power loss or interruption. As of September 30, 2002, the Company had no unaccrued obligation related to this project. In December 2002, we repurchased approximately 4.3 million shares for approximately $34.2 million in connection with an issuer tender offer. The total number of shares repurchased since January 2001 is approximately 5.8 million shares at an aggregate price of approximately $44.7 million.

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

Critical Accounting Policies and Judgments

In preparing our consolidated financial statements in accordance with generally accepted accounting principles, our management is required to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our critical accounting policies and judgments are of both a routine and non-routine nature. The recurring policies relate to revenue recognition, the allowance for doubtful accounts receivable, and the valuation of our corporate headquarters building. The non-routine policies are those for the excess facility costs, impairment assessments of goodwill and identifiable intangible assets, and valuation of our corporate headquarters facility.

Revenue Recognition

Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Our subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. We do not generally grant refunds during the initial subscription term. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing service, is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, we recognize revenue on a percentage-of-completion basis.

Allowance for Doubtful Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful accounts receivable of approximately $1.2 million and $1.0 million as of September 30, 2002 and 2001, respectively. Our accounting policy for our allowance for doubtful accounts is based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review all invoices greater than 60 days old to determine if an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. Based on the amount of accounts receivable written off in prior periods, management believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. The allowance for doubtful accounts represents management’s best estimate, but changes in circumstances, in the future, relating to accounts receivable may result in a requirement for additional allowances or reductions in the allowances due to recoveries in the future.

Valuation of Corporate Headquarters Building

In July 2000, we entered into a five-year synthetic lease arrangement for our corporate headquarters building in San Mateo, California. On September 30, 2002, we terminated the lease by purchasing the property for a total of $85.7 million. The lease, which was due to expire in 2005, provided for a residual guarantee of a total of $85.0 million due at the end of the lease term or upon lease termination. Our obligation was fully collateralized with restricted cash of $85.0 million.

After we entered into the lease in July 2000, real estate market conditions worsened, including significant increases in available space for lease and significant declines in corresponding lease rates for commercial property. Accordingly, a loss on the termination of this lease was recognized in connection with the purchase of the building. The loss was calculated by comparing the purchase price of the building to its fair value. To determine the fair value of the building, we had an independent real estate appraisal conducted, which indicated that the fair value of the property was approximately $25.0 million. The calculated loss of approximately $60.7 million was recorded in the fourth quarter of fiscal 2002. The $60.7 million loss on termination was adjusted for the reversal of the remaining excess facility charge accrual and costs associated with the acquisition of the building, resulting in a net charge to the consolidated statements of operations of approximately $52.0 million.

Excess Facility Costs

On September 30, 2001, we recorded an accrual for excess facility costs of approximately $10.3 million for certain costs related to the unoccupied portion of our headquarters building in San Mateo, California. The accrual included certain direct lease costs such as lease expense, insurance, and property taxes. Other operating costs associated with the unoccupied space was reported as incurred as operating expenses in their respective periods. The accrual was determined by estimating the lease costs for unleased space over the life of the lease. Management’s assumptions and estimates included in determining the excess facility charge were based on expected LIBOR rates for establishing lease rates, expected insurance and property tax costs, and expected sublease rates. The excess facility accrual did not include any sublease income since we did not have any significant sublease income and did not expect any significant sublease income in the foreseeable future. The remaining accrual for the unoccupied space was reviewed quarterly including updates to management’s assumptions and estimates based on current real estate market conditions. As mentioned above, on September 30, 2002, the remaining accrual of $9.3 million for the unoccupied space was reversed as a result of the termination of the synthetic lease arrangement.

Impairment Assessments of Goodwill and Identifiable Intangibles

Effective October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142. With our adoption of SFAS No. 142, we reassessed the useful lives and residual values of all acquired intangible assets to identify any necessary amortization period adjustments and to determine if any amount of identifiable intangible assets should be reclassified to goodwill. Based on that assessment, no adjustments were made to the amortization periods or residual values of identifiable intangible assets.

SFAS No. 142 provides a six-month transitional period from the effective date of adoption for us to perform an assessment as to whether there is an indication that goodwill is impaired. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and identifiable intangible assets, to those reporting units as of the date of adoption. We determined that we had one reporting unit.

SFAS No. 142 requires us to determine the fair value of our one reporting unit as of October 1, 2001, and compare it to the reporting unit’s carrying amount. To the extent that the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform the second step of the transitional impairment test. During the second quarter of fiscal 2002, we performed the first step of the transitional impairment test required under SFAS No. 142, and obtained an indicator of impairment in our single reporting unit. During the third quarter of fiscal 2002, we performed the second step of the transitional impairment test. In the second step, in accordance with SFAS No. 141, we compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation to its carrying amount, both of which could be measured as of the date of adoption. We determined the fair value of our single reporting unit using our market capitalization value after adjusting for a control premium and compared it to our carrying value. We determined our market capitalization value based on the number of shares outstanding and the stock price as of October 1, 2001, adjusting for a 10% premium that is assumed to represent additional value that an acquirer would be required to pay for a controlling interest in the Company. This evaluation indicated that goodwill associated with acquisitions completed prior to fiscal year 2002 was impaired as of October 1, 2001. Accordingly, we recorded a $3.2 million non-cash impairment charge as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001. The charge is reflected in the results for the year ended September 30, 2002. Currently, there is no goodwill remaining on our balance sheet.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30 (APB No. 30). Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We have adopted the provisions of SFAS No. 145 in our fiscal year beginning October 1, 2002. We are currently evaluating the impact of SFAS No. 145 on our financial position and results of operations, but the Statement is not expected to have a material impact on reported results since we currently do not have any debt.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 on October 1, 2002, and the adoption of SFAS No. 144 did not have any material impact on our financial position or results of operation.

Factors That May Impact Future Operating Results

We have introduced new products and services, and we have an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have introduced many new products and services and released updated versions of existing products since the beginning of fiscal 2000. We have only a limited operating history upon which to base an evaluation of our current business and future prospects. Our recent new product offerings include:

•	In October 2001, we acquired the assets of onDevice and introduced our Wireless Perspective service.

•	In November 2001, we introduced our Keynote Diagnostic Services and Custom Perspective service.

•	In March 2002, we introduced our latest versions of Keynote Web Site Perspective service.

•	In May 2002, we acquired NetMechanic, Inc., which enhanced the monitoring services that we currently provide through our Red Alert division.

•	In July 2002, we released an updated version of our Transaction Perspective.

•	In October 2002, we acquired the assets of Enviz Corporation which we expect will enhance our ability to provide services for testing the total quality of the user experience.

The revenue and income potential of our current business and services and the related markets are unproven. In addition, because of our new products and services and because the market for web performance management and web performance testing services is rapidly evolving, we have limited insight into trends that may emerge and affect our business. Companies such as ours that are in rapidly changing markets, such web performance management and web performance testing services, frequently encounter risks, expenses, and problems.

We have incurred and may in the future continue to incur losses, and we may never achieve profitability.

We have experienced operating losses in each quarterly and annual period since inception and we expect to incur operating losses in the future. We incurred net losses of $65.5 million for the year ended September 30, 2002, and as of September 30, 2002, we had an accumulated deficit of $137.3 million. In addition, we are required under generally accepted accounting principles to review our identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2002, we had approximately $2.9 million of identifiable intangible assets. If we complete acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could continue to increase as they have in certain past periods. As a result, we will need to increase our revenue to initially achieve and then to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

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

Further, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. During fiscal 2001 and fiscal 2002, we experienced a reduction in revenue from Internet service providers and Internet e-commerce web sites. We may continue to experience a reduction in revenue from this particular type of customer. We have experienced an increase in cancellations and non-renewals in the past and may continue to experience an increased amount of cancellations and/or non-renewals. We increased the prices for our Perspective services during the third quarter of fiscal 2002. As a result, we may experience cancellations and/or reduction in service. If we continue to experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us, our revenue could continue to decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue. Continued reductions and/or cancellations could also result in our inability to collect amounts due.

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

Results of operations could vary significantly from quarter to quarter. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	the rate of new and renewed subscriptions to our services;

•	the amount and timing of any reductions by our customers in their usage of our services;

•	our ability to increase the number of web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	our ability to attract new customers in a quarter, particularly larger customers;

•	our ability to successfully introduce new products and services to offset reductions in revenue;

•	the timing and amount of consulting and support services revenue;

•	the timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•	the timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions; and

•	the timing and amount, if any, of restructuring costs if we are required to further restructure our operations;

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.

Our operating results depend on sales of our web performance benchmarking services.

Sales of our web performance benchmarking services, primarily our Web Site Perspective—Business Edition services, and, to a lesser degree, Transaction Perspective have generated the substantial majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our benchmarking services. We have recently increased the prices of all of our Perspective services, which could reduce demand for these services. This could result in decreased sales, which would cause our revenues to decline.

If one of our competitors’ Internet performance measurement service is adopted as the industry standard for measuring the speed and reliability of web sites, we may lose existing customers or encounter difficulties in attracting new customers.

To date, no Internet performance measurement service has been adopted as an accepted industry standard for measuring the speed and reliability of web sites. As a result, if one of our current or potential competitors develops an Internet performance measurement product or service that is adopted as the industry standard, our customers may turn to the products or services provided by these competitors. In addition, it would be more difficult for us to attract the additional customers for our Internet performance measurement services that are necessary for our business to grow. If this were to occur, our business would be harmed.

Improvements to the infrastructure of the Internet could reduce or eliminate demand for our Internet performance measurement services.

The demand for our Internet performance measurement services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that the measurement and evaluation of the performance of their web sites is no longer important to their business. Because the inherent complexity of the Internet currently causes significant quality of service problems for e-business companies, the vendors and operators that supply and manage the underlying infrastructure are continuously seeking to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies’ web sites, demand for our services would likely decline which would harm our operating results.

The inability of our services to perform properly could result in loss of or delay in revenues, injury to our reputation or other harm to our business.

We offer complex services, which may not perform at the level our customers expect. We have, from time to time, given credits to customers as a result of past problems with our service. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs.

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

The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our web performance management and web performance testing services, particularly in response to offerings of our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new Internet services as quickly as possible. The success of new services depends on several factors, including proper definition of the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services to these.

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

The market for web performance benchmarking, testing, and application performance management services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services such as Mercury Interactive, Gomez Advisors, Segue Software, WatchFire and a variety of small companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking, testing, and application performance management, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, an unit of Lucent Technologies, and free services that measure web site availability, including Internet Weather Report, a unit of MIDS Matrix IQ Service. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Precise Software and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

In the future, we intend to expand our service offerings and to continue to measure the impact of new Internet technologies such as Internet telephony, wireless networking, and Web Services, and as a result, could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

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

Ten customers accounted for approximately 29%, 23% and 36% of our total revenues for the years ended September 30, 2002, 2001, and 2000, respectively. One customer accounted for approximately 10% of our total revenue for the year ended September 30, 2000. This concentration may continue in the future. We cannot be certain that customers that have accounted for significant revenues in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenues could decline.

To grow our business, we must expand our direct sales force and establish and maintain relationships with other companies to help market our web performance management and web performance testing services.

To increase sales of our web performance management and web performance testing services worldwide, we must expand and complement our direct sales force with relationships with companies to market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we will have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenues from customer referrals and other co-marketing benefits. For example, in fiscal 2002, we terminated relationships with two of our international resellers. As a result, we are investing time and resources in evaluating replacements for these resellers and are committing resources to the expansion of our direct sales effort in the United Kingdom.

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

We formed our application performance management services organization in January 1999 and have expanded our service offerings to include additional consulting and support services. We have limited experience in delivering consulting and support services and we may not be able to successfully introduce additional consulting and support services. Consulting and other support services represented approximately 10% of total revenues for the year ended September 30, 2002. In addition, our cost of consulting and support services has exceeded our consulting revenue for all periods except for the third and fourth quarters of fiscal 2002. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will be greater than the costs of subscription services as a percentage of subscription services revenue. We also expect that costs of consulting and support services in absolute dollars could increase slightly in subsequent quarters for the foreseeable future. We will also need to successfully market these services to potential customers in order to increase revenue. There are many experienced firms which offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

Because we have expanded our operations, our success will depend on our ability to manage our growth, improve our existing systems and implement new systems, procedures and controls.

We intend to continue to expand our operations by deploying additional measurement computers, both domestically and internationally, hiring new personnel and implementing and integrating new accounting and control systems to manage this expansion. In addition, we have completed several acquisitions of businesses and assets since the beginning of fiscal 2000, including the acquisition of certain assets of Enviz, Inc. in October 2002. We may encounter difficulties in managing this growth and integrating the operations of these and additional services and personnel we may acquire. Our ability to compete effectively and to manage any future expansion of our operations will require continual improvement of our financial and management controls, reporting systems and procedures on a timely basis. We may not succeed in these efforts and a disruption could impair our ability to retain existing customers or attract new customers.

The success of our business depends on the continued use of the Internet by business and consumers for e-business and communications.

Because our business is based on providing web performance management and web performance testing services, the Internet must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

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

All data collected from our measurement computers are stored in and distributed from our operations center, which we maintain at a single location. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. If we experience power outages at our operations center, we would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers on a timely basis. We plan to develop a redundant system for computer-network and other services at an alternate site, and have begun a generator project to provide our own source of long-term uninterruptible power. However, we do not currently have and may never develop a redundant system, and we now currently have only short-term power back-up capability. Various factors could cause us to not be able to ever develop such systems. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events.

Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, causing a disruption in our services, this could impair our ability to retain existing customers or attract new customers.

If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, the last of which occurred in October 2002. The outages that we have experienced have lasted no more than a few hours. These outages have been caused by a variety of factors including electrical distribution equipment malfunctions, operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility’s being inadequately equipped to house our operations center. Any outage for any period of time or loss of customer data could cause us to lose customers.

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

Our measurement computers are located at sites, which we do not own or operate, and it could be difficult for us to maintain or repair them if they do not function properly.

Our measurement computers are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Although we operate these computers remotely from our San Mateo, California operations center, we do not own or operate the facilities, we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or are acquired. In addition, if our measurement computers cease to function properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.

Others might bring infringement claims against us or our suppliers that could harm our business.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we would be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, if at all.

As we expand our international activities, our business will be susceptible to additional risks associated with international operations.

We believe we must expand the sales of our services outside the United States and hire additional international personnel. To date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 6% of our total revenue for both the years ended September 30, 2002 and 2001, respectively. We intend to expand the sales of our services by selling directly to our customers in the United Kingdom. Therefore, we expect to commit resources to expand our international sales and marketing activities. Conducting international operations would subject us to risks we do not face in the United States. These include:

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

Our future operating results could be harmed if we are unable to lease a major portion of the space in our corporate headquarters building or if the fair value of this property decreases further.

We estimate that we will need to lease the unoccupied portion, or approximately 60%, of our headquarters building in San Mateo, California. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our building operating costs. In addition, we have previously incurred a charge for the write-down of the building, and, if the real estate market continues to deteriorate, we may incur charges for future write-downs. Any such charge could harm our results of operations.

Compliance with new rules and regulations concerning corporate governance may be costly and could harm our business.

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq Stock Market, on which our common stock is listed, is also considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in the United States, the U.S. retaliation for these attacks, the threats of war in Iraq and the related decline in consumer confidence and continued economic weakness have had a substantial adverse impact on our retail sales. Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. If consumer confidence continues to decline or does not recover, our revenues and results of operations may be adversely impacted for the remainder of fiscal 2003 and beyond. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

We have anti-takeover protections that may delay or prevent a change in control that could benefit our stockholders.

Our amended and restated certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include:

•	our stockholders may take action only at a meeting and not by written consent;

•	our board must be given advance notice regarding stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors; and

•	special meetings of our stockholders may be called only by our Board of Directors, the Chairman of the Board, our Chief Executive Officer or our President, not by our stockholders.

We have also adopted a stockholder rights plan that may discourage, delay or prevent a change of control and make any future unsolicited acquisition attempt more difficult. Under the rights plan, the Board of Directors declared a dividend of one stock purchase right for each share of our common stock outstanding on October 29, 2002. Key features of the rights plan include:

•	the rights will become exercisable only upon the occurrence of certain events specified in the rights plan, including the acquisition of 15% of our outstanding common stock by a person or group;

•	each right entitles the holder, other than an “acquiring person,” to acquire shares of our common stock at a 50% discount to the then-prevailing market price; and

•
our Board of Directors may redeem outstanding rights at any time prior to a person becoming an “acquiring person,” at a price of $0.001 per right and, prior to such time, the Board may amend the terms of the rights without the approval of the holders of the rights.

Item 7A.    Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at September 30, 2002, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $1.2 million on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at September 30, 2002. We do not enter into derivative transactions for trading or speculative purposes.

Item 8.    Financial Statements And Supplementary Data.

Keynote Systems, Inc. and Subsidiaries

Index to Consolidated Financial Statements
and Financial Statement Schedule

Independent Auditors’ Report

The Board of Directors
Keynote Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2002. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    KPMG LLP

Mountain View, California
October 28, 2002

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$20,874	$44,231
Short-term investments	218,413	209,962

Total cash, cash equivalents, and short-term investments	239,287	254,193
Accounts receivable, less allowance for doubtful accounts of $1,238 and $1,041 as of September 30, 2002, and 2001, respectively	4,820	7,862
Prepaids and other current assets	1,347	2,152

Total current assets	245,454	264,207
Restricted cash	—	85,000
Property and equipment, net	37,468	17,208
Goodwill, net	—	3,025
Identifiable intangibles, net	2,859	1,472
Other assets	—	1,752

Total assets	$285,781	$372,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligation	$—	$830
Accounts payable	1,014	2,385
Accrued expenses	8,191	10,626
Accrued excess facility costs	—	10,303
Deferred revenue	5,121	5,401

Total current liabilities	14,326	29,545

Total liabilities	14,326	29,545

Stockholder’s equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,066,767 and 27,921,782 shares issued and outstanding as of September 30, 2002 and 2001, respectively	28	28
Treasury stock	(6,990)	(1,086)
Additional paid-in capital	413,684	413,966
Deferred compensation	(31)	(452)
Accumulated deficit	(137,331)	(71,804)
Accumulated other comprehensive income	2,095	2,467

Total stockholders’ equity	271,455	343,119

Total liabilities and stockholders’ equity	$285,781	$372,664

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended September 30,
	2002	2001	2000
Revenue:
Subscription services	$34,180	$43,428	$32,366
Consulting and support services	3,760	2,201	1,401

Total revenue	37,940	45,629	33,767

Expenses:
Costs of subscription services	11,565	13,388	9,577
Costs of consulting and support services	3,408	2,971	1,973
Research and development	8,428	7,256	5,468
Sales and marketing	19,209	21,626	16,835
Operations	7,804	7,722	4,866
General and administrative	8,137	7,048	5,442
Restructuring costs	—	271	—
Excess facility costs	—	11,012	—
Lease termination charge	52,028	—	—
Goodwill impairment charge	—	26,100	—
In-process research and development, other acquisition-related charges, amortization and impairment of identifiable intangible assets, and amortization of stock-based compensation	1,727	22,318	6,786

Total operating expenses	112,306	119,712	50,947

Loss from operations before cumulative effect of a change in accounting principle	(74,366)	(74,083)	(17,180)
Interest income	12,075	18,732	15,043
Interest expense	(76)	(450)	(578)

Net loss before income taxes and cumulative effect of a change in accounting principle	(62,367)	(55,801)	(2,715)
Provision for income taxes	—	(600)	—

Net loss before cumulative effect of a change in accounting principle	(62,367)	(56,401)	(2,715)
Cumulative effect of a change in accounting principle	(3,160)	—	—

Net loss	$(65,527)	$(56,401)	$(2,715)

Net loss per share:
Basic and diluted net loss per share before the cumulative effect of a change in accounting principle	$(2.24)	$(2.04)	$(0.11)
Basic and diluted cumulative effect per share of a change in accounting principle	(0.11)	—	—

Basic and diluted net loss per share	$(2.35)	$(2.04)	$(0.11)

Number of shares used in computing basic and diluted net loss per share	27,864	27,713	25,343

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Stockholder Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balances as of September 30, 1999	22,908,688	$23	$77,430	$—	$(1,135)	$(388)	$(12,688)	$—	$63,242	$(7,110)

Issuance of common stock pursuant to exercise of stock options for cash	624,070	1	2,470	—	—	—	—	—	2,471
Issuance of common stock in connection with Velogic acquisition	830,684	1	39,064	—	—	—	—	—	39,065
Deferred compensation related to Digital Content acquisition, net of amortization of $1.6 million	—	—	—	—	(4,834)	—	—	—	(4,834)
Repurchase of common stock	(18,179)		(5)	—	—	—	—	—	(5)
Repayments of stockholder notes	—	—	—	—	—	388	—	—	388
Amortization of stock-based compensation	—	—	—	—	340	—	—	—	340
Issuance of common stock in public offerings, net of issuance cost of $14,833	3,462,500	3	294,125	—	—	—	—	—	294,128
Net loss	—	—	—	—	—	—	(2,715)	—	(2,715)	(2,715)

Balances as of September 30, 2000	27,807,763	28	413,084	—	(5,629)	—	(15,403)	—	392,080	(2,715)

Repurchase of common stock	(297,739)	—		(2,442)	—	—	—		(2,442)
Issuance of common stock	411,758	—	882	1,356	—	—	—		2,238
Deferred compensation related to amortization of stock-based compensation	—	—	—	—	5,177	—	—		5,177
Net loss	—	—	—	—	—	—	(56,401)		(56,401)	(56,401)
Unrealized gain on available-for sale investments	—	—	—	—	—	—	—	2,467	2,467	2,467

Balances as of September 30, 2001	27,921,782	28	413,966	(1,086)	(452)	—	(71,804)	2,467	343,119	(53,934)

Repurchase of common stock	(1,159,812)	—	(28)	(7,977)	—	—	—		(8,005)
Issuance of common stock	304,797	—	(254)	2,073	—	—	—		1,819
Deferred compensation related to amortization of stock-based compensation	—	—	—	—	421	—	—		421
Net loss	—	—	—	—	—	—	(65,527)		(65,527)	(65,527)
Foreign currency translation	—	—	—	—	—	—		107	107	107
Unrealized gain on available-for sale investments	—	—	—	—	—	—	—	(479)	(479)	(479)

Balances as of September 30, 2002	27,066,767	$28	$413,684	$(6,990)	$(31)	$—	$(137,331)	$2,095	$271,455	$(65,899)

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(65,527)	$(56,401)	$(2,715)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,887	6,012	2,521
Amortization of goodwill and other intangible assets	1,106	12,741	4,846
Impairment of goodwill and other intangible assets	—	30,500	—
Cumulative effect of a change in accounting principle	3,160	—	—
In-process research and development	200	—	—
Lease termination charge	52,028	—	—
Amortization of discount on notes	—	—	33
Amortization of stock-based compensation	421	5,177	1,941
Changes in operating assets and liabilities:
Accounts receivable, net	3,121	349	(5,725)
Prepaids and other assets	2,026	(1,381)	(1,651)
Accounts payable, accrued expenses and accrued excess facility costs	(5,161)	13,875	6,114
Deferred revenue	(598)	434	3,880

Net cash (used in) provided by operating activities	(1,337)	11,306	9,244

Cash flows from investing activities:
Purchase of headquarters building	(85,741)	—	—
Purchases of other property and equipment	(3,249)	(14,844)	(7,482)
Purchase of Digital Content, net of cash acquired	—	—	(8,546)
Cash acquired in connection with Velogic acquisition	—	—	787
Purchase of assets of Envive and OnDevice	(1,023)	(3,410)	—
Purchase of NetMechanic, net of cash acquired	(1,171)	—	—
Deferred compensation related to acquisition	—	—	(6,435)
Purchases of short-term investments,	(77,797)	(258,925)	—
Sales and maturities of short-term investments	68,974	51,430	—

Net cash used in investing activities	(100,007)	(225,749)	(21,676)

Cash flows from financing activities:
Repayments of notes payable and capital lease	(830)	(1,323)	(4,072)
Proceeds from issuance of common stock, net of issuance costs	1,882	2,238	2,471
Use of restricted cash for purchase of headquarters building	85,000	—	—
Restricted cash for escrow deposit for lease agreement	—	—	(85,000)
Repurchase of outstanding common stock	(8,065)	(2,442)	(5)
Repayments of stockholder notes	—	—	464
Proceeds from public offering, net of issuance costs	—	—	294,128

Net cash provided by (used in) financing activities	77,987	(1,527)	207,986

Net (decrease)increase in cash and cash equivalents	(23,357)	(215,970)	195,554
Cash and cash equivalents at beginning of the year	44,231	260,201	64,647

Cash and cash equivalents at end of the year (1) (2)	$20,874	$44,231	$260,201

Noncash financing activities:
Common stock and options issued in connection with acquisitions	$—	$—	$39,065

(1)	Excludes $85.0 million of restricted cash at September 30, 2001 and 2000.
(2)	Excludes $218.4 million and $210.0 million of short-term investments at September 30, 2002 and 2001.

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	The Company

Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) provide Internet performance services that enable companies to benchmark, test, manage, and improve their e-business web sites.

(2)	Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances have been eliminated in consolidation.

(A)    Revenue Recognition

Subscription services revenue consists of fees from subscriptions to the Company’s Internet measurement, monitoring, testing and diagnostic services. The Company’s subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised mainly of deferred subscription services revenue. All unearned revenue is recorded as deferred revenue on the balance sheet. The Company does not generally grant refunds during the initial subscription term. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenue from consulting and support services, which includes revenue from the Company’s load testing service, is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, the Company recognizes revenue on a percentage of completion basis.

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

(D)    Short-Term Investments

The Company classifies all of its short-term investments as available-for-sale. These investments mature in three years or less, and consist of investment-grade debt securities. Investments classified as available-for-sale are recorded at fair market value with the related net unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification.

(E)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

three years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the equipment or the lease term. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. The land and building associated with the Company’s headquarters are recorded at their current fair market value based on an independent appraisal report. The actual acquisition cost of the land and building was higher than its fair market value due to the Company’s operating lease obligation incurred as a result of its synthetic lease arrangement. The cost of the building is being depreciated over a thirty year life.

(F)    Accumulated Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses on short-term investments in debt securities and foreign currency translation which are excluded from earnings and reported as a component of stockholders’ equity. The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. Gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as incurred.

(G)    Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their fair market value. Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable.

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers, however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts after considering the accounts receivable aging, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews any invoices greater than 60 days old to determine if an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in a requirement for additional allowances in the future. Based on the amount of accounts receivable written off in prior periods, the Company believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein.

At September 30, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was collected subsequent to year-end. At September 30, 2001, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the years ended September 30, 2002 and 2001, no single customer accounted for more than 10% of total revenue. For the year ended September 30, 2000, one customer accounted for approximately 10% of total revenues.

(H)    Goodwill and Identifiable Intangible Assets

The excess of the purchase price paid over the fair value of net assets acquired in business combinations is classified as goodwill. Identifiable intangible assets are generally amortized on a straight-line basis over a three-

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

year period. Prior to October 1, 2001, goodwill was also amortized on a straight-line basis over a three-year period. With the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, on October 1, 2001, goodwill is no longer amortized but is subject to annual impairment testing. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

Upon adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all acquired identifiable intangible assets to identify any necessary amortization period adjustments and to determine, if any, other intangible assets should be reclassified to goodwill. Based on that assessment, no adjustments were made to the amortization period or residual values of identifiable intangible assets. The Company recorded $3.2 million non-cash impairment charge as a cumulative effect of a change in accounting principle for the year ended September 30, 2002. See Note 3 and Note 6 to the Consolidated Financial Statements for more details.

Amortization of goodwill and identifiable intangible assets was $1.7 million, $12.7 million, and $4.8 million for the years ended September 30, 2002, 2001, and 2000, respectively.

The Company reviews its long-lived assets, including identifiable intangible assets, for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

(I)    Stock-Based Compensation

The Company accounts for stock option grants under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, which permits the use of the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. Costs associated with stock-based compensation are amortized ratably over the vesting period of the individual award.

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

(K)    Research and Development

Research and development costs are expensed as incurred until technological feasibility has been established, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

or Otherwise Marketed. To date, the Company’s service offerings have been available for general release concurrent with the establishment of technological feasibility and, accordingly, no development costs have been capitalized.

(L)    Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities on an as-if-converted basis.

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	Year Ended September 30,
	2002	2001	2000
Shares outstanding under stock options	6,311	3,351	3,927
Shares of restricted stock subject to repurchase	4	101	282

The weighted-average exercise price of outstanding stock options was $12.62, $19.58, and $33.30 for the years ended September 30, 2002, 2001, and 2000, respectively. The weighted-average purchase price of restricted stock was $2.96, $0.74, and $0.25, for the years ended September 30, 2002, 2001, and 2000, respectively.

(M)    Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the provisions of SFAS No. 146, but it does not expect the adoption of SFAS No. 146 to have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections”. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30 (APB 30). Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company has adopted the provisions of SFAS No. 145 in its fiscal year beginning October 1, 2002. The Company is currently evaluating the impact of SFAS No. 145, but it does not expect the adoption of SFAS No. 145 to have a material impact on the Company’s financial position or results of operations since the Company does not have any debt.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (SFAS No. 121), it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

(N)    Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current financial statement presentation.

(3)	Cumulative Effect of a Change in Accounting Principle

As described in Note 2, “Summary of Significant Accounting Policies”, the Company early adopted SFAS No. 142, effective October 1, 2001. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To accomplish this, the Company had to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and identifiable intangible assets, to those reporting units as of the date of adoption. The Company determined that it had one reporting unit as of October 1, 2001.

SFAS No. 142 required the Company to determine the fair value of its one reporting unit as of October 1, 2001, and compare it to the reporting unit’s carrying amount. To the extent that the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. During the second quarter of fiscal 2002, the Company performed the first step of the transitional impairment test required under SFAS No. 142, and obtained an indicator of impairment in its single reporting unit. During the third quarter of fiscal 2002, the Company performed the second step of the transitional impairment test. In the second step, in accordance with SFAS No. 141, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation to its carrying amount, both of which were measured as of the date of adoption. The Company determined the fair value of its single reporting unit using its market capitalization value after adjusting for a control premium and compared it to its carrying value. The Company determined its market capitalization value based on the number of shares outstanding and the stock price as of October 1, 2001, adjusting for a 10% premium that is assumed to represent additional value that an acquirer would be required to pay for a controlling interest in the Company. This evaluation indicated that goodwill associated with acquisitions completed prior to fiscal 2002 was impaired as of October 1, 2001. Accordingly, the Company recorded a $3.2 million non-cash impairment charge as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001. The charge is reflected in the results for the year ended September 30, 2002. Currently, there is no goodwill remaining on the Company’s balance sheet.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(4)	Investments

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of September 30, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. government agencies	$44,220	$102	—	$44,322
Corporate bonds and commercial paper	172,205	2,020	(134)	174,091

Total	$216,425	$2,122	$(134)	$218,413

The following table summarizes the maturities of fixed maturity investments available for sale at September 30, 2002 (in thousands). Expected maturities of the debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Due in 1 year	$162,063	$163,804
Due in 2 years	49,362	49,600
Due in 3 years	5,000	5,009

Total	$216,425	$218,413

(5)	Property and Equipment

Property and equipment, net, comprised the following (in thousands):

	Useful Lives (Years)	September 30,
		2002	2001
Computer equipment and software	3	$23,503	$21,990
Furniture and fixtures	5	1,492	1,241
Land	—	14,150	—
Building	30	10,750	—
Leasehold and building improvements	5–30	5,479	3,996

		55,374	27,227
Less accumulated depreciation and amortization		17,906	10,019

Total		$37,468	$17,208

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(6)    Goodwill and Identifiable Intangible Assets

As described in Note 2, “Summary of Significant Accounting Policies”, and Note 3, “Cumulative Effect of a Change in Accounting Principle”, the Company adopted SFAS No. 142, effective October 1, 2001. The following table reconciles the reported operating loss, net loss before the cumulative effect of a change in accounting principle, net loss, and net loss per share for fiscal 2001 and 2000 to their respective pro forma balances adjusted to exclude goodwill amortization expense which is no longer recognized under the provisions of SFAS No. 142. Fiscal 2002 results, adjusted for a cumulative effect of a change in accounting principle, are presented for comparative purposes (in thousands, except for loss per share).

	September 30,
	2002	2001	2000
Reported net loss before the cumulative effect of a change in accounting principle	$(62,367)	$(56,401)	$(2,715)
Add back goodwill amortization	—	10,642	4,261

Adjusted net earnings (loss) before the cumulative effect of a change in accounting principle	(62,367)	(45,759)	1,546
Cumulative effect of a change in accounting principle	(3,160)	—	—

Adjusted net earnings (loss)	$(65,527)	$(45,759)	$1,546

Basic and diluted loss per share:
Reported basic and diluted loss per share	$(2.35)	$(2.04)	$(0.11)
Add back goodwill amortization	—	0.39	0.17

Adjusted basic and diluted earnings (loss) per share before cumulative effect of a change in accounting principle	(2.35)	(1.65)	0.06
Cumulative effect of a change in Accounting principle	0.11	—	—

Adjusted basic and diluted earnings (loss) per share	$(2.24)	$(1.65)	$0.06

Identifiable intangible assets amounted to $2.9 million (net of accumulated amortization of $8.2 million) and $1.5 million (net of accumulated amortization of $7.1 million) at September 30, 2002 and 2001, respectively. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of September 30, 2002:
Gross carrying value	$7,173	$3,660	$250	$11,083
Accumulated amortization	(4,520)	(3,465)	(239)	(8,224)

Net carrying value at September 30, 2002	$2,653	$195	$11	$2,859

As of September 30, 2001:
Gross carrying value	$4,735	$3,605	$250	$8,590
Accumulated amortization	(3,575)	(3,318)	(225)	(7,118)

Net carrying value at September 30, 2001	$1,160	$287	$25	$1,472

The amortization expense for existing identifiable intangible assets is estimated to be approximately $1.4 million for fiscal 2003, approximately $1.1 million for fiscal 2004, and approximately $400,000 for fiscal 2005.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(7)	Accrued Expenses

Accrued expenses comprised the following (in thousands):

	September 30,
	2002	2001
Accrued employee compensation	$3,264	$2,242
Accrued interest	—	1,920
Other accrued expenses	4,927	6,464

	$8,191	$10,626

(8)	Stockholders’ Equity

(A)    1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (Incentive Plan). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company’s right of repurchase that lapses as the shares vest. In general, options vest over a four-year period. As of September 30, 2002, the Company was authorized to issue up to approximately 9.2 million shares of common stock in connection with the Incentive Plan to employees, directors, and consultants, which includes options reserved for issuance under the Company’s 1996 and 1997 Stock Option Plans, which plans terminated upon the completion of the Company’s initial public offering. The number of shares reserved under the Incentive Plan increases automatically on January 1 of each calendar year by a number of shares equal to 5% of the Company’s outstanding shares on the preceding December 31.

Stock options granted prior to April 1999 were generally immediately exercisable subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the unvested portion of the shares upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the original issuance cost. The Company’s right of repurchase lapses with respect to 25% of the shares after one year and ratably on a monthly basis over the following three years. As of September 30, 2002, 4,000 shares of common stock issued upon exercise of stock options were subject to repurchase at a weighted-average price of $2.96 per share.

Under the Incentive Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of the grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonqualified stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning less than 10% of the voting power of all classes of stock. Options expire 10 years after the date of grant. As of September 30, 2002, options to purchase approximately 6.3 million shares were outstanding under the plan, and approximately 3.8 million shares have been reserved for future issuance.

(B)    1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (Purchase Plan). The Company had reserved a total of approximately 1.2 million shares of common stock for issuance under the Purchase Plan as of September 30, 2002. The number of shares reserved under the Purchase Plan increases

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

automatically on January 1 of each calendar year by a number of shares equal to 1% of the Company’s outstanding shares on the preceding December 31. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of September 30, 2002, approximately 325,000 shares had been issued under this plan, and approximately 868,000 shares had been reserved for future issuance.

(C)    Stock-Based Compensation

The Company uses the intrinsic-value method in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for any of its stock options granted because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option, except for certain stock options granted in fiscal 1999. For those option grants, the Company recorded deferred stock compensation of $1.9 million for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount is being amortized on a straight-line basis over the vesting period, generally four years. As of September 30, 2002, the deferred compensation balance was $31,000.

Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123 for all of the Company’s stock-based compensation plans, net loss and basic and diluted net loss per share would have been as follows (in thousands, except per share data):

	Year Ended September 30,
	2002	2001	2000
Net loss:
As reported	$(65,527)	$(56,401)	$(2,215)

Pro forma	(75,105)	(60,949)	(12,245)

Basic and diluted net loss per share:
As reported	(2.35)	(2.04)	(0.11)

Pro forma	$(2.70)	$(2.20)	$(0.48)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted for the years ended September 30, 2002, 2001, and 2000, respectively, are as follows:

	2002	2001	2000
Volatility	59.00%	60.00%	100.00%
Risk-free interest rates	3.06%	4.52%	6.18%
Expected life (in years)	2.50	2.50	2.47
Dividend yield	—	—	—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of activity under the Company’s option plans is as follows:

	Years Ended September 30,
	2002		2001		2000
	Weighted- Average Exercise		Weighted- Average Exercise		Weighted- Average Exercise
	Shares (in 000s)	Price	Shares (in 000s)	Price	Shares (in 000s)	Price
Outstanding at the beginning of the year	3,351	$19.58	3,927	$33.30	1,926	$6.16
Granted	4,431	7.76	1,979	12.99	2,488	49.88
Exercised	(173)	5.37	(292)	3.72	(345)	2.09
Cancelled	(1,298)	14.91	(2,263)	39.66	(142)	0.42

Outstanding at the end of the year	6,311	$12.62	3,351	$19.58	3,927	$33.30

Options exercisable at end of the year	1,875	$17.32	611	$14.48	478	$6.96

Weighted-average fair value of options granted during the year with exercise prices equal to fair value at date of grant		$2.98		$5.95		$50.02

The following table summarizes information about stock options outstanding as of September 30, 2002 (in thousands, except per share data):

Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
From $0.20 to $0.24	3	5.5	$0.22	3	$0.22
From $0.50 to $0.50	3	6.2	0.50	1	0.50
From $1.60 to $2.05	34	6.5	1.65	21	1.66
From $3.20 to $4.42	50	6.6	4.09	42	4.11
From $6.22 to $9.30	4,671	8.7	7.84	1,166	8.07
From $9.40 to $13.94	750	8.6	10.55	202	11.13
From $14.50 to $21.63	217	7.5	16.20	113	16.21
From $22.31 to $29.88	103	6.4	23.61	61	23.38
From $33.75 to $37.63	138	6.7	35.88	36	35.87
From $54.75 to $81.13	337	7.1	68.84	227	68.69
At $154.00	5	7.4	154.00	3	154.00

From $0.20 to $154.00	6,311	8.5	$12.62	1,875	$17.32

(D)    Stock Repurchase Plan

In January 2001, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock on the open market from time to time as market conditions warrant. In accordance with the January 2001 share repurchase authorization, the Company acquired 1.2 million and 356,000 shares of common stock in fiscal 2002 and 2001, respectively. As of September 30, 2002, the Company had repurchased a total of 1.4 million shares of stock at an aggregate price of approximately $10.5 million.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

On October 28, 2002, the Company’s Board of Directors authorized an issuer tender offer at a price between $7.00 and $8.00, net to the seller in cash without interest. The offer expired on November 26, 2002. The Company repurchased approximately 4.3 million shares under the offer for approximately $34.2 million.

The total number of shares repurchased since January 2001, including under the issuer tender offer, is approximately 5.8 million shares for an aggregate price of approximately $44.7 million.

On October 28, 2002, the Company’s Board of Directors also authorized the repurchase of up to an aggregate of $100.0 million of the Company’s outstanding common stock on the open market less the amount paid for shares in the issuer tender offer and shares previously purchased in the open market. The Company currently has authorization to repurchase up to approximately $55.3 million of stock.

(E)    Stock Option Exchange Program

In April 2001, the Company’s Board of Directors approved a voluntary stock option exchange program. The Company offered its employees (other than its Chief Executive Officer, executive officers who report to the Chief Executive Officer, directors and non-exempt employees) the opportunity to cancel certain stock options granted on or after September 24, 1999, with exercise prices above the then-current market value of the Company’s common stock, in exchange for new options to be granted at the then-fair market value on a date at least six months and one day after the options were cancelled. Options to purchase a total of approximately 1.2 million shares were cancelled pursuant to this program on May 8, 2001. Subject to the terms and conditions of the program, the Company, on November 12, 2001, granted new options to purchase a total of approximately 1.2 million shares at $7.52 per share.

(F)    Stockholder Rights Plan

On October 28, 2002, the Company announced that its Board of Directors adopted a stockholder rights plan. The plan is designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. The rights become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group.

(9)	Acquisitions

In October 2002, the Company acquired the assets of Enviz, Inc. (Enviz), a leader in user experience testing technology for $76,000 in cash and 111,000 shares of the Company’s common stock. The Company believes this acquisition will enhance its ability to provide testing services for diagnosing and improving web effectiveness by testing the total quality of the user experience.

On May 1, 2002, the Company acquired NetMechanic, Inc. (NetMechanic), a provider of remote web site quality assurance and testing services. The Company believes this acquisition enhances its ability to provide a complete suite of cost-effective content testing and availability monitoring services for the small to medium size business market. The acquisition was completed for approximately $1.2 million in cash plus an additional cash payment if certain revenue and profitability targets are achieved during the twelve months ended September 30, 2003.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The cash purchase consideration of approximately $1.2 million was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$18
Accounts receivable	81
Technology-based intangible assets	1,548
Customer-based intangible assets	55
In-process research and development	200
Current liabilities	(396)
Deferred revenue	(317)

Total purchase consideration	$1,189

Identifiable intangible assets are being amortized on a straight-line basis over three years. Amortization of identifiable intangible assets related to the NetMechanic acquisition was $222,000 for the year ended September 30, 2002. The consolidated statement of operations includes activities relating to NetMechanic’s business activity subsequent to the acquisition. If the results of the two companies were combined on a pro forma basis for the twelve months ended September 30, 2001, the difference between pro forma results and the actual results reported herein, would be immaterial.

On October 10, 2001, the Company acquired the business of onDevice Corporation (onDevice), a provider of wireless application testing services. The Company believed this acquisition would enhance the Company’s ability to offer additional performance improvement services to wireless customers, and was accounted for under the purchase method of accounting. The transaction was completed for $860,000 in cash, plus up to an additional $1.25 million in cash to be paid if certain revenue target goals were met for the 12 months ended September 30, 2002. Based on revenue generated by onDevice in the 12 months ended September 30, 2002, no additional cash payments were made since the revenue target goals were not achieved.

The $860,000 cash purchase consideration was based on estimated fair values of the assets of onDevice at the acquisition date, and allocated to the technology-based intangible assets acquired. There was no goodwill arising from the acquisition. Identifiable intangible assets are being amortized on a straight-line basis over three years, and amortization of identifiable intangible assets related to onDevice was $275,000 for the twelve months ended September 30, 2002. The consolidated statements of operations include activities relating to onDevice’s business activities subsequent to the acquisition. If the results of the two companies were combined on a pro forma basis for the twelve months ended September 30, 2002, the difference between pro forma results, and the actual results reported herein, would be immaterial.

On July 13, 2001, the Company acquired the management service provider business of Envive Corporation (Envive), a provider of web application performance management solutions. The transaction was accounted for under the purchase method of accounting. The acquisition has supplemented the Company’s existing testing services. The price consideration was determined based on negotiations between the Company and Envive.

The $3.4 million cash purchase consideration was allocated to the assets and liabilities acquired based on estimated fair values at the acquisition date. The primary purchase adjustments related to the recording of goodwill of approximately $2.2 million and identifiable intangible assets of approximately $1.3 million. In accordance with SFAS No. 141, the Company did not record any goodwill amortization since the acquisition occurred after June 30, 2001. Identifiable intangible assets of $1.3 million include $1.2 million related to technology and $100,000 related to customer base. Identifiable intangible assets are being amortized on a

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

straight-line basis over thirty-six months, their estimated useful life. Amortization of identifiable intangible assets related to the Envive acquisition was $400,000 and $239,000 for the years ended September 30, 2002 and 2001, respectively. The consolidated statement of operations includes activities of Envive subsequent to the acquisition. The operating results of Envive were immaterial to the results of the Company as a whole, and would not have materially altered the results of the operations of the Company if the results of the two companies were combined on a pro forma basis for fiscal 2002 and 2001. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Property and equipment, net	$580
Accounts receivable, net	73
Goodwill	2,209
Other intangible assets, primarily technology and customer base	1,337
Current liabilities	(114)
Deferred revenue	(643)
Sales tax liability	(42)

Total purchase consideration	$3,400

In fiscal 2002, the Company recorded $1.1 million in amortization related to identifiable intangible assets, $200,000 in in-process research and development charge associated with the acquisition of NetMechanic, and $421,000 in amortization of stock-based compensation. Additionally, the Company recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001 associated with its acquisition of Digital Content and Velogic.

The Company’s acquisition of Velogic in fiscal 2000 was accounted for as a purchase business combination, and resulted in approximately $36.7 million of goodwill and approximately $4.1 million of identifiable intangible assets. The Company’s acquisition of Digital Content in fiscal 2000 resulted in approximately $5.2 million in goodwill and approximately $3.1 million in identifiable intangible assets.

Because the Velogic and Digital Content acquisitions have not met the performance targets established at the time of acquisition, and because market conditions used as a basis for estimating terminal values continue to remain depressed, the Company performed an impairment assessment of its goodwill and identifiable intangible assets recorded in connection with the acquisitions. As a result, management recorded an impairment charge during the year ended September 30, 2001 in the amount of approximately $30.5 million. The Company assessed the recoverability of goodwill and identifiable intangible assets using estimated undiscounted cash flows. Those cash flows include an estimated terminal value based on a hypothetical sale of an acquisition at the end of the related goodwill and identifiable intangible assets amortization period. At September 30, 2001, the Company had a remaining balance of goodwill and identifiable intangible assets of approximately $4.5 million. The impairment charge is summarized as follows (in thousands):

	Goodwill	Identifiable Intangible Assets	Total
Digital Content	$3,100	$1,800	$4,900
Velogic	23,000	2,600	25,600
Envive	—	—	—

Total	$26,100	$4,400	$30,500

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Acquisition-related charges, impairment and amortization of goodwill and identifiable intangibles and stock-based compensation of approximately $48.4 million were recorded in the consolidated statement of operations in fiscal 2001 which included amortization of goodwill and identifiable intangibles of approximately $12.7 million, impairment of goodwill and identifiable intangible assets of approximately $30.5 million, amortization of deferred compensation of $4.9 million, and amortization of stock-based compensation of approximately $341,000.

(10)	Lease Termination and Other Charges

(A)    Lease Termination Charge on Headquarters Building

In July 2000, the Company entered into a five-year synthetic lease arrangement for its corporate headquarters building in San Mateo, California. On September 30, 2002, the Company terminated the lease by purchasing the property for a total of $85.7 million. The lease, which was due to expire in 2005, provided for a residual guarantee of a total of $85.0 million due at the end of the lease term or upon lease termination. The Company’s obligation was fully collateralized with restricted cash of $85.0 million.

After the Company entered into the lease in July 2000, real estate market conditions worsened, including a significant increase in available space for lease and significant declines in corresponding lease rates for commercial property. Accordingly, a loss on the termination of this lease was recognized in connection with the purchase of the building. The loss was calculated by comparing the purchase price of the building to its fair value. To determine the fair value of the building, the Company had an independent real estate appraisal conducted, which indicated that the fair value of the property was approximately $25.0 million. The calculated loss of approximately $60.7 million was recorded in the forth quarter of fiscal 2002. The $60.7 million loss on termination was adjusted for the reversal of the remaining excess facility charge accrual and costs associated with the acquisition of the building, resulting in a net charge to its consolidated statements of operations of approximately $52.0 million.

(B)    Restructuring Charge

In April 2001, the Company incurred restructuring costs of $271,000 relating to a reduction in workforce. The Company reduced its workforce by approximately 36 employees, a 13% reduction from March 31, 2001. The restructuring costs consisted of severance payments, which were paid in full in fiscal 2001.

(C)    Excess Facility Charge

During the year ended September 30, 2001, the Company recorded a charge of $11.0 million for certain costs related to the unoccupied portion of its building in San Mateo, California. The Company is currently occupying approximately 40% of the building, and is actively seeking tenants for the remaining 60%. The $11.0 million charge included certain lease costs such as rent, insurance, and property taxes that the Company expected to incur. At September 30, 2001, $10.3 million of the excess facility charge remained accrued. On September 30, 2002, the remaining accrual of $9.3 million was reversed as a result of the termination of the synthetic lease arrangement. See Note 10(A) to the Consolidated Financial Statements for more details.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(11)	Income Taxes

Income (loss) (excluding allocations of corporate overhead) before income taxes is attributable to the following geographic locations for the years ended September 30, 2002, 2001, and 2000 (in thousands):

	Year Ended September 30,
	2002	2001	2000
United States	$(65,543)	$(55,891)	$(1,536)
Foreign	16	90	(1,179)

Loss before income taxes	$(65,527)	$(55,801)	$(2,715)

Income tax expense for the years ended September 30, 2002, 2001, and 2000 consisted of the following (in thousands):

	Year Ended September 30,
	2002	2001	2000
Current:
Federal	$—	$—	$—
Foreign	—	194	—
State	—	406	—

Total current tax expense	$—	$600	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total deferred tax expense	$—	$—	$—

Total income tax expense	$—	$600	$—

Income tax expense (benefit) for the years ended September 30, 2002, 2001, and 2000 differed from the amounts computed by applying the statutory federal income tax rate of 35% for fiscal 2002 and fiscal 2001, and 34% for fiscal 2000 to pretax income (loss) as a result of the following (in thousands):

	Year ended September 30,
	2002	2001	2000
Federal tax benefit at statutory rate	$(22,935)	$(19,529)	$(918)
State tax expense at statutory rate	—	374	—
Change in valuation allowances	—	—	(936)
Net operating loss not utilized	12,367	8,253	481
Non-deductible goodwill	133	11,294	1,444
Property impairment	10,255	—	—
Capitalized costs	118	—	—
Non-deductible expenses	68	14	9
Alternative minimum tax	—	32	—
Foreign tax differential	(6)	162	(80)

Total income tax expense	$—	$600	$—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are presented below (in thousands):

	September 30,
	2002	2001
Deferred tax assets:
Accruals, reserves and other	$1,325	$1,195
Accrued facilities	—	4,196
Deferred start-up costs	—	39
Unwinding of synthetic lease	11,100	—
State taxes	42	60
Intangibles related to acquisition	6,486	5,366
Net operating loss carryforwards	12,793	7,633
Plant and equipment	1,369	—
Tax credit carryforwards	1,209	1,108

Gross deferred tax assets	34,324	19,597
Valuation allowance	(34,324)	(19,240)

Total deferred tax assets	—	357

Deferred tax liabilities:
Acquired intangible assets	—	—
Plant and equipment	—	(357)

Total deferred tax liabilities	—	(357)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended September 30, 2002, 2001, and 2000 was an increase of approximately $15.1 million, $9.9 million, and $4.6 million, respectively. The Company’s accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. To support the Company’s conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon several factors, including the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences become deductible, history of operating income or losses. At present, management does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets.

As of September 30, 2002, approximately $4.9 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital if and when subsequently realized.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the United States.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company has net operating loss carryforwards for U.S. and foreign income tax purposes of approximately $31.7 million and $1.8 million, respectively, available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized, in the year 2010. The foreign net operating loss carryforwards will begin to expire in the year 2005. In addition, the Company had approximately $16.1 million of net operating loss carryforwards available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will begin to expire, if not utilized, in the year 2003.

As of September 30, 2002, the Company had research credit carryforwards for federal and state income tax purposes of approximately $765,000 and $683,000, respectively, available to reduce future income taxes The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards expire indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

(12)	Commitments and Contingencies

(A)    Leases

The Company leases certain of its facilities and equipment under noncancellable operating leases, which expire on various dates through December 2005. At September 30, 2002, future minimum payments under the leases, net of sublease income of $27,600 in fiscal 2003, are as follows (in thousands):

Year ending September 30:
2003	$108
2004	116
2005	116
2006	29
Thereafter	—

Total minimum lease payments	$369

Rent expense for the years ended September 30, 2002, 2001, and 2000 was approximately $2,536,000, $2,075,000, and $1,356,000, respectively.

(B)    Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of the Company’s initial public offering. These lawsuits are essentially identical, and were brought on behalf of those who purchased the Company’s publicly traded securities between September 24, 1999 and August 19, 2001. These complaints allege generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that the Company had a duty to disclose the activities of the

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

underwriters in the registration statement relating to the Company’s initial public offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The plaintiffs’ counsel and the individual named defendants’ counsel have reached an agreement whereby the individual named defendants have been dismissed from the case, without any payments by the Company. The case against the underwriters and the Company continues, however, plaintiffs’ counsel and the underwriters have both been offered settlement proposals. The Company is currently evaluating each proposal. The Company believes the claims are without merit and intends to defend the actions vigorously. However, these claims, even if without merit, could be expensive to defend and divert management’s attention from operating the Company.

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

(13)	Geographic, Segment, and Significant Customer Information

The Company has determined that it operates in a single reportable operating segment: the development and sale of services to measure, test, assure and improve the quality of service of web sites.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These sales and the Company’s foreign-owned assets are not significant. At September 30, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was collected subsequent to year-end. For the years ended September 30, 2002 and 2001, no single customer accounted for more than 10% of the Company’s total revenue. For the year ended September 30, 2000, one customer accounted for approximately 10% of total revenue.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Supplementary Data (Unaudited)

The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2002.

	2002
	Quarter Ended				Year Ended September 30, 2002
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
	(In thousands, except per share data)
Revenue	$9,589	$9,209	$9,474	$9,668	$37,940
Total operating expenses	15,896	15,042	14,889	66,479	112,306
Loss from operations	(6,307)	(5,833)	(5,415)	(56,811)	(74,366)
Net loss	(6,163)	(2,989)	(2,499)	(53,876)	(65,527)
Basic and diluted net loss per share	$(0.22)	$(0.11)	$(0.09)	$(1.93)	$(2.35)

	2001
	Quarter Ended				Year Ended September 30, 2001
	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001
	(In thousands, except per share data)
Revenue	$13,018	$12,027	$11,069	$9,515	$45,629
Total operating expenses	22,673	20,902	49,236	26,901	119,712
Loss from operations	(9,655)	(8,875)	(38,167)	(17,386)	(74,083)
Net loss	(4,428)	(3,693)	(34,448)	(13,832)	(56,401)
Basic and diluted net loss per share	$(0.16)	$(0.13)	$(1.24)	$(0.50)	$(2.04)

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to our executive officers is presented under Item 4A in this report. Information relating to our directors is presented under the caption “Proposal No. 1—Election of Directors” in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be held in April 2003 to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference.

Item 11.    Executive Compensation.

Information relating to executive compensation is presented under the caption “Executive Compensation” in our definitive proxy statement. That information is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to the security ownership of our common stock by our management and other beneficial owners is presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement. That information is incorporated into this report by reference.

Information relating to the securities authorized for issuance under our equity compensation plans is presented under the caption “Equity Compensation Plans” in our definitive proxy statement. That information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions.

Information relating to certain relationships of our directors and executive officers and related transactions is presented under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement. That information is incorporated into this report by reference.

PART IV

Item 14.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation, with the participation of our Disclosure Committee and our management, the effectiveness of the design and operation of our “disclosure controls and procedures”, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)    Changes in Internal Controls

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described in paragraph (a) above.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents to be filed as part of this report:

(1)  Financial Statements (see index to Item 8).

(2)  Financial Statement Schedules.

The following financial statement schedule is filed as part of this report and should be read together with our financial statements:

Schedule II—Valuation and Qualifying Accounts

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

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.01	Agreement and Plan of Reorganization dated as of May 9, 2000, by and between Keynote and Velogic, Inc.	8-K	000-27241	06-16-00	2.01

2.02	Agreement and Plan of Reorganization dated as of August 18, 2000 by and among Keynote, Big Red Acquisition Corporation, Digital Content, L.L.C. and the members of Digital Content L.L.C.	8-K	000-27241	09-01-00	2.01

3.01	Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04

3.02	Bylaws.	14A	000-27241	01-19-00	Annex B

4.01	Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01

4.02	Third Amended and Restated Investors’ Rights Agreement, dated as of April 26, 1999.	S-1	333-82781	07-13-99	4.02

10.01	Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A

10.02	1996 Stock Option Plan.	S-1	333-82781	07-13-99	10.02

10.03	1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03

10.04	1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.	S-1	333-82781	08-23-99	10.04

10.05	1999 Employee Stock Purchase Plan and related forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension.	S-1	333-82781	08-23-99	10.05

10.06	401(k) Plan.	S-1	333-82781	07-13-99	10.06

10.07*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08

10.08*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01

21.01	Subsidiaries of Keynote.					X

23.01	Consent of KPMG LLP, independent auditors.					X

*	Management contract or compensatory plan.

(b)  Reports on Form 8-K

We did not file any current reports on Form 8-K during the year ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 20th day of December, 2002.

KEYNOTE SYSTEMS INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/S/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 20, 2002

Principal Financial Officer:

/s/ JOHN J. FLAVIO John J. Flavio	Senior Vice President of Finance and Chief Financial Officer	December 20, 2002

Principal Accounting Officer:

/s/ PETER J. MALONEY Peter J. Maloney	Vice President of Finance	December 20, 2002

Additional Directors:

/s/ DAVID COWAN David Cowan	Director	December 20, 2002

/s/ MOHAN GYANI Mohan Gyani	Director	December 20, 2002

/s/ GEOFFREY PENNEY Geoffrey Penney	Director	December 20, 2002

/s/ DEBORAH RIEMAN Deborah Rieman	Director	December 20, 2002

/s/ STRATTON SCLAVOS Stratton Sclavos	Director	December 20, 2002

CERTIFICATION

I, Umang Gupta, certify that:

1.  I have reviewed this annual report on Form 10-K of Keynote Systems, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     December 23, 2002

/S/ UMANG GUPTA
Umang Gupta Chairman of the Board and Chief Executive Offer

CERTIFICATION

I, John J. Flavio, certify that:

1.  I have reviewed this annual report on Form 10-K of Keynote Systems, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/S/ JOHN J. FLAVIO
John J. Flavio Senior Vice President and Chief Financial Officer

KEYNOTE SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

CLASSIFICATION PERIOD	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO OPERATIONS	WRITE-OFFS	BALANCE AT END OF PERIOD

ALLOWANCE FOR DOUBTFUL ACCOUNTS YEAR ENDED
September 30, 2002	$1,041,000	$2,022,000	$(1,825,000)	$1,238,000
September 30, 2001	$714,000	$2,995,000	$(2,668,000)	$1,041,000
September 30, 2000	$255,000	$896,000	$(437,000)	$714,000

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
2.01	Agreement and Plan of Reorganization dated as of May 9, 2000, by and between Keynote and Velogic, Inc.	8-K	000-27241	06-16-00	2.01

2.02	Agreement and Plan of Reorganization dated as of August 18, 2000 by and among Keynote, Big Red Acquisition Corporation, Digital Content, L.L.C. and the members of Digital Content L.L.C.	8-K	000-27241	09-01-00	2.01

3.01	Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04

3.02	Bylaws.	14A	000-27241	01-19-00	Annex B

4.01	Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01

4.02	Third Amended and Restated Investors’ Rights Agreement, dated as of April 26, 1999.	S-1	333-82781	07-13-99	4.02

10.01	Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A

10.02	1996 Stock Option Plan.	S-1	333-82781	07-13-99	10.02

10.03	1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03

10.04	1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.	S-1	333-82781	08-23-99	10.04

10.05	1999 Employee Stock Purchase Plan and related forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension.	S-1	333-82781	08-23-99	10.05

10.06	401(k) Plan.	S-1	333-82781	07-13-99	10.06

10.07*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08

10.08*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01

21.01	Subsidiaries of Keynote.					X

23.01	Consent of KPMG LLP, independent auditors.					X

*	Management contract or compensatory plan.