Form 10-K/A
period 2002-09-30
KEYNOTE SYSTEMS INC
filed 2003-01-28
CIK 1032761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number 000-27241

KEYNOTE SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3226488
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

777 Mariners Island Boulevard, San Mateo, CA	94404
(Address of Principal Executive Offices)	(Zip Code)

(650) 403-2400
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Offices)

Securities to be registered pursuant to Section 12(b) of the Act:
None

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value Per Share, and the Associated Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of January 15, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $157.6 million.

The number of shares of the Registrant’s common stock outstanding as of January 15, 2003 was 22,966,884.

EXPLANATORY NOTE: This is Amendment No. 1 to the annual report on Form 10-K of Keynote Systems, Inc. for the fiscal year ended September 30, 2002. The purpose of this amendment is to provide the information required by Part III of Keynote’s annual report on Form 10-K.

PART III

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table presents information regarding our executive officers and directors as of December 31, 2002:

Name	Age	Position
Umang Gupta	53	Chairman of the Board and Chief Executive Officer
John Flavio	55	Senior Vice President of Finance and Chief Financial Officer
Donald Aoki	45	Vice President of Engineering
Lloyd Taylor	44	Vice President of Operations
Richard Rudolph	40	Vice President of Worldwide Sales
Arnold Waldstein	53	Vice President of Marketing and Business Development
David Cowan	36	Director
Stratton Sclavos	41	Director
Deborah Rieman	53	Director
Mohan Gyani	50	Director
Geoffrey Penney	57	Director

Umang Gupta has served as one of our directors since September 1997 and as our chief executive officer and chairman of the board of directors since December 1997. Previously, he was a private investor and an advisor to high-technology companies. He was the founder and chairman of the board and chief executive officer of Centura Software Corporation, formerly known as Gupta Corporation, from 1984 to 1995. Prior to that he held various positions with Oracle Corporation and IBM. Mr. Gupta holds a B.S. degree in chemical engineering from the Indian Institute of Technology, Kanpur, India, and an M.B.A. degree from Kent State University.

John Flavio has served as our chief financial officer since July 1999 and as our senior vice president of finance since October 2001. From July 1999 to October 2001, he also served as our vice president of finance. From July 1993 to July 1999, he served as chief financial officer, senior vice president, administration and finance, secretary and treasurer of Mosaix Inc., a provider of call management systems and customer relationship management applications, prior to its acquisition by Lucent Technologies in July 1999. Mr. Flavio holds a B.S. degree in finance from Santa Clara University and is a certified public accountant.

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

Richard Rudolph has served as our vice president of worldwide sales since December 2001. From February 2001 to December 2001, he served as senior vice president of global sales and business development for webHancer Corporation, a provider of web performance measurement and analysis. From April 1999 to January 2001, he served as vice president of sales at WebTrends, a web site performance measurement and analysis company. From June 1997 to April 1999, he held sales positions at Extensis Corporation, a provider of products and services for electronic publishing. Mr. Rudolph holds a B.S. degree in economics from Oregon State University.

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

David Cowan has served as one of our directors since March 1998. Since August 1996, Mr. Cowan has served as a General Partner of Bessemer Venture Partners, a venture capital investment firm. Mr. Cowan also serves as a Director on the Board of VeriSign, Inc. as well as the boards of several private companies. Mr. Cowan holds an A.B. degree in mathematics and computer science and a M.B.A. degree from Harvard University.

Stratton Sclavos has served as one of our directors since April 1999. Since July 1995, Mr. Sclavos has served as the President, Chief Executive Officer and a director of VeriSign, Inc. Mr. Sclavos is also a director of Juniper Networks, Inc., Intuit, Inc. and Marimba, Inc. Mr. Sclavos holds a B.S. degree in electrical and computer engineering from the University of California, Davis.

Deborah Rieman has served as one of our directors since January 2002. Since June 1999, Dr. Rieman has managed a private investment fund. Since August 1999, Dr. Rieman has also served as an Entrepreneur-in-Residence with U.S. Venture Partners, a venture capital firm. From July 1995 to June 1999, Dr. Rieman was the President and Chief Executive Officer of Check Point Software Technologies Inc., an Internet security software company. Dr. Rieman also serves as a director of Altera Corp., Corning Inc., Tumbleweed Communications Inc., and two private companies. Dr. Rieman holds a Ph.D. degree in mathematics from Columbia University and a B.A. degree in mathematics from Sarah Lawrence College.

Mohan Gyani has served as one of our directors since January 2002. Since November 2002, Mr. Gyani has served as Senior Advisor, Office of the Chairman and Chief Executive Officer, of AT&T Wireless Mobility Services, a telecommunications company. He served from March 2000 to November 2002 as President and Chief Executive Officer and from January 2000 to March 2000 as Chief Financial Officer of AT&T Wireless Mobility Services. From October 1999 to December 1999, Mr. Gyani served as President and Chief Financial Officer of PeoplePC, Inc., a computer company. From June 1999 to September 1999, he served as the Head of Strategy and Corporate Development and a member of the board of directors of Vodafone AirTouch Plc, a mobile telecommunications network company. He served as Executive Vice President and Chief Financial Officer of AirTouch, a telecommunications company, from September 1995 to June 1999, prior to its merger with Vodafone. Mr. Gyani holds an M.B.A. degree and a B.A. degree in business administration from San Francisco State University.

Geoffrey Penney has served as one of our directors since July 2002. Since December 1998, Mr. Penney has served as Executive Vice President, and since November 2001, as Chief Information Officer, of the Charles Schwab Corporation, a financial services company. He served from February 1997 to December 1998 as Senior Vice President of Financial Products and International Technology of the Charles Schwab Corporation. From February 1994 to February 1997, Mr. Penney served as Senior Vice President of Fidelity Investments, a financial services company. Mr. Penney holds a Ph.D. degree and B.A. degree in inorganic chemistry from St. John’s College, Cambridge.

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

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements for the year ended September 30, 2002 were met.

Item 11.     Executive Compensation

The following table presents compensation information for the fiscal years ending September 30, 2000, 2001 and 2002 paid or accrued to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2002.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation				Long Term Compensation	All Other Compensation
Awards
		Salary	Bonus			Securities Underlying Options
Umang Gupta Chief Executive Officer	2002 2001 2000	$244,072 200,645 200,860	$	— 150,000 100,000	(1) (1)	1,300,000 — 300,000	$	— — —

John Flavio Senior Vice President of Finance and Chief Financial Officer	2002 2001 2000	198,426 185,148 173,713		19,262 41,933 17,000	(2) (2)	70,000 75,000 30,000		— — —

Lloyd Taylor Vice President of Operations	2002 2001 2000	186,251 179,588 164,984		25,608 — 14,630		60,000 76,000 30,000		— — —

Donald Aoki Vice President of Engineering	2002 2001 2000	185,794 179,154 168,842		22,302 14,875 8,500		50,000 120,000 30,000		— — —

Richard Rudolph Vice President of Worldwide Sales	2002 2001 2000	153,125 — —		— — —		150,000 — —		22,299 — —	(3)

(1)	All of Mr. Gupta’s bonus in fiscal 2001 was for services rendered in fiscal 2000, and all of his bonus in fiscal 2000 was for services rendered in fiscal 1999.

(2)	$28,000 of Mr. Flavio’s bonus in fiscal 2001 was for services rendered in fiscal 2000, and $8,500 of his bonus in fiscal 2000 was for services rendered in fiscal 1999.

(3)	Represents an allowance for commuting expenses.

Option Grants in Fiscal 2002

The following table presents the grants of stock options under our 1999 Equity Incentive Plan during the fiscal year ended September 30, 2002 to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2002.

All options granted under our 1999 Equity Incentive Plan are either incentive stock options or nonqualified stock options. Options granted under our 1999 Equity Incentive Plan may be immediately exercisable subject to our right to repurchase these shares upon termination of the optionee’s employment with us. This right generally lapses as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month. Options granted under our 1999 Equity Incentive Plan that are not immediately exercisable generally vest over four years and become exercisable as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month. Options expire 10 years from the date of grant.

Options were granted at an exercise price equal to the fair market value of our common stock. In the year ending September 30, 2002, we granted to our employees options to purchase a total of 4,491,353 shares of our common stock.

Potential realizable values are computed by:

•	multiplying the number of shares of common stock subject to a given option by the market price per share of our common stock on the date of grant;

•	assuming that the aggregate option exercise price derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire 10 year term of the option; and

•	subtracting from that result the aggregate option exercise price.

The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices. The closing price per share of our common stock as reported on the Nasdaq National Market on September 30, 2002, was $6.57.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying	Percent of Total Options Granted to Employees in	Exercise Price	Expiration
	Options	Fiscal 2002	Per Share	Date	5%	10%
Umang Gupta	1,300,000	28.9%	$7.52	11-11-11	$6,148,074	$15,580,426

John Flavio	30,000 40,000	0.7 0.9	7.52 7.27	11-11-11 06-30-12	141,879 182,883	359,548 463,460

Lloyd Taylor	60,000	1.3	7.27	06-30-12	274,324	695,190

Donald Aoki	50,000	1.1	7.27	06-30-12	228,603	579,325

Richard Rudolph	150,000	3.3	8.65	12-16-11	815,991	2,067,881

Aggregated Option Exercises in Fiscal 2002 and Option Values at September 30, 2002

The following table presents the number of shares of common stock subject to vested and unvested stock options held as of September 30, 2002 by our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2002. None of these individuals exercised stock options during the fiscal year ended September 30, 2002 or held in-the-money options as of September 30, 2002, based on $6.57, the closing price per share of our common stock on September 30, 2002, as reported on the Nasdaq National Market.

Each of the options granted to the optionees listed in the table below was either immediately exercisable upon grant, subject to our right to repurchase the option shares upon termination of the optionee’s employment, or generally vests over four years and becomes exercisable as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month.

	Number of Securities Underlying Unexercised Options at September 30, 2002
Name	Vested	Unvested
Umang Gupta	487,500	1,112,500
John Flavio	125,831	191,669
Lloyd Taylor	47,353	147,815
Donald Aoki	71,249	172,501
Richard Rudolph	—	150,000

In the case of immediately exercisable options, our right to repurchase the shares generally lapses over four years and as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month. As of September 30, 2002, Mr. Taylor held 12,500 shares subject to our right of repurchase.

Director Compensation

Cash Compensation.    Our directors do not receive cash compensation for their services as directors, but are reimbursed for their reasonable expenses in attending board and board committee meetings.

Option Grants.    On September 24, 1999, the date of our initial public offering, each non-employee director who was a member of our board on or before September 24, 1999, was automatically granted an option to purchase 50,000 shares under our 1999 Equity Incentive Plan, at an exercise price equal to the fair market value of our common stock on the date of grant, unless that director had previously received an option grant. Each non-employee who becomes a director is automatically granted an option to purchase 50,000 shares of common stock under our 1999 Equity Incentive Plan, at an exercise price to be equal to the fair market value of our common stock on the date of grant. The options have ten-year terms and terminate three months following the date the director ceases to be one of our directors or consultants or 12 months if the termination is due to death or disability. All options automatically granted to non-employee directors under the plan vest over three years. One-third of the shares subject to these options vest on the earlier of one-year following the director’s appointment to our board of directors or the first annual meeting of our stockholders following the grant of the option. The remaining shares subject to these options vest ratably monthly over the two years from the date on which shares first vest. Any unvested shares subject to these options will become immediately exercisable upon a transaction that results in a change of our control.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table presents information as to the beneficial ownership of our common stock as of December 31, 2002 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	our Chief Executive Officer and four other most highly compensated executive officers whose salary and bonus for the fiscal year ending September 30, 2002 was more than $100,000; and

•	directors and executive officers as a group.

The percentage ownership is based on 22,966,884 shares of common stock outstanding as of December 31, 2002. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of December 31, 2002, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address for each of the 5% or greater stockholders listed below is c/o Keynote Systems, Inc., 777 Mariners Island Boulevard, San Mateo, CA 94404, unless otherwise noted.

Name of Beneficial Owner	Shares Beneficially Owned
	Number of Shares	Percent
Umang Gupta (1)	2,830,076	11.97%
FMR Corp. (2) One Federal Street Boston, MA 02110-2003	2,165,890	9.43
Cannell Capital LLC (3) 150 California Street, 5th Floor San Francisco, CA 94111	1,931,900	8.41
Becker Capital Management, Inc. (4) 1211 SW Fifth Avenue, Suite 2185 Portland, OR 97204	1,541,725	6.71
High Rock Capital LLC (5) 28 State Street, 18th Floor Boston, MA 02109	1,535,500	6.69
Donald Aoki (6)	204,115	*
David Cowan (7)	198,251	*
Lloyd Taylor (8)	181,720	*
John Flavio (9)	178,904	*
Stratton Sclavos (10)	50,000	*
Rich Rudolph (11)	46,250	*
Mohan Gyani (12)	30,555	*
Deborah Rieman (12)	30,555	*
Geoffrey Penney	—	*
All 11 directors and executive officers as a group (13)	3,750,426	15.52%

*	Indicates beneficial ownership of less than 1%.

(1)
Includes 70,000 shares held by the Gupta Family 1999 Irrevocable Trust. Mr. Gupta disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the shares. Includes 679,166 shares subject to options exercisable within 60 days of December 31, 2002.

(2)
Based solely on information provided by FMR Corp. in an amended Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002. According to this Schedule 13G, FMR Corp. may be deemed to share voting and/or investment power with respect to these shares with certain affiliated companies and persons listed in the Schedule 13G.

(3)
Based solely on information provided by Cannell Capital LLC in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002. According to this Schedule 13G, Cannell Capital LLC may be deemed to share voting and/or investment power with respect to these shares with certain affiliated companies and persons listed in the Schedule.

(4)
Based solely on information provided by Becker Capital Management, Inc. in a Schedule 13G filed with the Securities and Exchange Commission on February 7, 2002. According to this Schedule 13G, all securities reported on the Schedule are owned by advisory clients of Becker Capital Management, Inc., which disclaims beneficial ownership of all such securities.

(5)	Based solely on information provided by High Rock Capital LLC in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002.

(6)
Includes 5,042 shares held by Mr. Aoki as trustee for his minor children and 950 shares held by the Frank and Jeanne Aoki Revocable Trust, over which Mr. Aoki exercises investment power. Mr. Aoki disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the shares. Includes 87,916 shares subject to options exercisable within 60 days of December 31, 2002.

(7)	Includes 50,000 shares subject to options exercisable within 60 days of December 31, 2002.

(8)
Includes 123,949 shares held by the Taylor Family Trust. Of these shares, 3,125 shares remained subject to our right of repurchase as of December 31, 2002. Includes 57,771 shares subject to options exercisable within 60 days of December 31, 2002.

(9)	Includes 162,290 shares subject to options exercisable within 60 days of December 31, 2002.

(10)	Represents 50,000 shares subject to options exercisable within 60 days of December 31, 2002.

(11)	Includes 43,750 shares subject to options exercisable within 60 days of December 31, 2002.

(12)	Includes 30,555 shares subject to options exercisable within 60 days of December 31, 2002.

(13)	Includes 1,192,003 shares subject to options exercisable within 60 days of December 31, 2002. Of the shares held, 3,125 shares remained subject to our right of repurchase as of December 31, 2002.

Equity Compensation Plans

As of September 30, 2002, we maintained our 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan, both of which were approved by our stockholders. Our 1996 Stock Option Plan and our 1999 Stock Option Plan, both of which were terminated in connection with our initial public offering in September 1999, were also approved by our stockholders. The terms of these plan are described more fully below.

The following table gives information about equity awards under those plans as of September 30, 2002:

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Equity Compensation Plans (Excluding Ordinary Shares Reflected in Column (a))
Equity compensation plans approved by stockholders	6,373,496	$12.58	4,595,785	(1)
Equity compensation plans not approved by stockholders (2)	—	—	—
Total	6,373,496	$12.58	4,595,785

(1)	Of these, 3,727,432 shares remained available for grant under the 1999 Equity Incentive Plan and 868,353 shares remained available for grant under the 1999 Employee Stock Purchase Agreement.

(2)
In connection with our acquisition of Velogic, Inc. in June 2002, we assumed the options to purchase stock initially granted under Velogic’s 1998 Stock Option/Stock Issuance Plan. The options have been converted into options to purchase our common stock on the terms specified in the agreement and plan of reorganization with Velogic but are otherwise administered in accordance with the terms of the Velogic’s 1998 Stock Option/Stock Issuance Plan. No further awards will be made under Velogic’s 1998 Stock Option/Stock Issuance Plan. The options generally vest over four years and expire ten years from the date of grant. As of September 30, 2002, there were outstanding options to purchase a total of 3,945 shares with a weighted average exercise price of $2.053 per share. Information regarding these assumed options are not included in the table above.

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

1999 Equity Incentive Plan

Shares Reserved Under the Plan.    The board of directors has adopted and our stockholders have approved our 1999 Equity Incentive Plan. The board initially reserved 5,000,000 shares of common stock available for issuance under this plan. In addition, upon the date of our initial public offering on September 24, 1999, a total of 38,037 additional shares previously reserved for grant under our 1996 Stock Option Plan and 1999 Stock Option Plan became available for grant under the under our 1999 Equity Incentive Plan. These shares either had not been issued, were not subject to outstanding grants, had been issued but were subsequently forfeited or repurchased by us, or were subject to options that expired or became unexercisable. Shares will again be available for grant and issuance under the plan that:

•	are subject to issuance upon exercise of an option granted under the plan that cease to be subject to the option for any reason other than exercise of the option;

•	have been issued upon the exercise of an option granted under the plan that are subsequently forfeited or repurchased by us at the original purchase price; or

•	are subject to an award granted pursuant to a restricted stock purchase agreement under the plan that are subsequently forfeited or repurchased by us at the original issue price.

In addition, on January 1 of each year, the total number of shares reserved for issuance under the plan increases automatically by a number of shares equal to 5% of our outstanding shares on December 31 of the preceding year.

Term of the Plan.    The plan became effective on September 24, 1999. The plan will terminate after 10 years, unless it is terminated earlier by our board. The plan authorizes the award of options, restricted stock awards and stock bonuses. If we are dissolved, liquidated or have a “change in control” transaction, outstanding awards may be assumed or substituted by the successor corporation, if any. In the discretion of the compensation committee, the vesting of these awards may accelerate upon one of these transactions.

Administration of the Plan.    The plan is administered by our compensation committee, all of the members of which are “non-employee directors” under applicable federal securities laws and “outside directors” as defined under applicable federal tax laws. Except for the automatic option grants to non-employee directors described below, the compensation committee has the authority to construe and interpret the plan, grant awards and make all other determinations necessary or advisable for the administration of the plan. Grants of options to non-officer employees to purchase 40,000 or fewer shares of our common stock can be authorized by our Chief Executive Officer or Chief Financial Officer and ratified by our compensation committee.

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

Options may be exercised during the lifetime of the optionee only by the optionee. The compensation committee could provide for differing provisions in individual award agreements, but only with respect to awards that are not incentive stock options. Options granted under the plan generally may be exercised for a period of time after the termination of the optionee’s service to us or a parent or subsidiary of us. Options will generally terminate three months after the termination of employment or twelve months if the termination is due to death or disability.

Restricted Stock and Stock Bonuses.    The plan authorizes the grant of restricted stock and stock bonus awards either in addition to or in lieu of other awards under the plan, under the terms, conditions and restrictions as the compensation committee may provide. They may be issued for past services or may be awarded upon the completion of certain services or performance goals.

1999 Employee Stock Purchase Plan

The board has adopted and our stockholders have approved the 1999 Employee Stock Purchase Plan. The plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. Rights granted under the plan are not transferable by a participant other than by will or the laws of descent and distribution.

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

Item 13.     Certain Relationships and Related Transactions

Other than the compensation arrangements that are described in “Director Compensation” and the transactions described below, since October 1, 2001, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $60,000; and

•	in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Employment Agreement with Chief Executive Officer

We entered into an employment agreement with Umang Gupta, our Chief Executive Officer, in December 1997 and amended this agreement in November 2001. This agreement, as amended, establishes Mr. Gupta’s annual base salary and eligibility for benefits and bonuses. This agreement continues until it is terminated upon written notice by Mr. Gupta or us. We must pay Mr. Gupta his salary and other benefits through the date of any termination of his employment. If his employment is terminated by us without cause or through his constructive termination due to a material reduction in his salary or benefits, a material change in his responsibilities or a sale of us if he is not the Chief Executive Officer of the resulting combined company, we must also pay his salary for six additional months after that date.

In connection with the November 2001 amendment of this agreement, Mr. Gupta was granted an option to purchase 1,300,000 shares of common stock at an exercise price of $7.52 per share. This option is immediately exercisable, subject to our right to repurchase the shares of common stock upon termination of his employment. This option vested as to 20,833 shares on January 7, 2002, vests as to 33,333 shares each month thereafter for 24 months and then vests as to 20,833 shares each month thereafter.

Under the agreement, as amended, all shares subject to Mr. Gupta’s options will vest in full 90 days following a sale of us if Mr. Gupta is not the Chief Executive Officer of the resulting combined company. If his employment is terminated by us without cause or through his voluntary termination, and if he assists in the transition to a successor Chief Executive Officer, vesting of the shares subject to his options will continue for an additional 12 months. If his employment is terminated by us without cause or due to his death or through his constructive termination due to a material reduction in his salary or benefits or a material change in his responsibilities, the shares subject to his options will vest in an amount equal to the number that would vest during the six months following this termination. If his employment is terminated by us for cause or due to his disability or through his voluntarily termination, the vesting of any shares subject to his options will cease on the date of termination.

Change-of-Control Arrangements

The options that we grant to our executive officers under our 1999 Equity Incentive Plan generally provide for acceleration of the vesting of such options upon the occurrence of specified events. If the executive officer is terminated without cause following a sale of our company that occurs 12 or more months after the date of grant of the option, that option vests immediately with respect to all of the shares subject to that option. For the purposes of this provision, a sale of our company includes any sale of all or substantially all of our assets, or any merger or consolidation of us with or into any other corporation, corporations, or other entity in which more than 50% of our voting power is transferred. For purposes of this provision, cause means (i) willfully engaging in gross misconduct that is materially and demonstrably injurious to us; (ii) willful and continued failure to substantially perform the executive officer’s duties (other than incapacity due to physical or mental illness), provided that this failure continues after our Board of Directors has provided the executive officer with a written demand for substantial performance, setting forth in detail the specific respects in which it believes the executive officer has willfully and not substantially performed his or her duties and a reasonable opportunity (to be not less than 30 days) to cure the failure. A termination without cause includes a termination of employment by the executive officers within 30 days following any one of the following events: (x) a 10% or more reduction in the executive officer’s salary that is not part of a general salary reduction plan applicable to all officers of the successor company; (y) a change in the executive officer’s position or status to a position that is not at the level of Vice President or above with the successor; or (z) relocating the executive officer’s principal place of business, in excess of fifty (50) miles from the current location of such principal place of business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 28th day of January, 2003.

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

Date: January 28, 2003

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

Date: January 28, 2003

/S/    JOHN J. FLAVIO

John J. Flavio
Senior Vice President and Chief Financial Officer