Form 10-Q
period 2002-12-31
KEYNOTE SYSTEMS INC
filed 2003-02-14
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at January 31, 2003
Common Stock, $.001 par value	22,981,222

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$18,194	$20,874
Short-term investments	185,210	218,413

Total cash, cash equivalents, and short-term investments	203,404	239,287
Accounts receivable, less allowance for doubtful accounts of $1,185 and $1,238 as of December 31, 2002 and September 30, 2002	5,445	4,820
Prepaid and other current assets	1,294	1,347

Total current assets	210,143	245,454
Property and equipment, net	36,787	37,468
Identifiable intangible assets, net	3,180	2,859

Total assets	$250,110	$285,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	977	1,014
Accrued expenses	7,942	8,191
Deferred revenue	5,724	5,121

Total current liabilities	14,643	14,326

Total liabilities	14,643	14,326

Stockholders’ equity:
Common stock	28	28
Treasury stock	(40,853)	(6,990)
Additional paid-in capital	414,168	413,684
Deferred compensation	(7)	(31)
Accumulated deficit	(139,328)	(137,331)
Accumulated other comprehensive income	1,459	2,095

Total stockholders’ equity	235,467	271,455

Total liabilities and stockholders’ equity	$250,110	$285,781

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,
	2002	2001
Revenue:
Subscription services	$8,525	$8,796
Consulting and support services	1,233	793

Total revenue	9,758	9,589

Operating expenses:
Costs of subscription services	2,483	3,392
Costs of consulting and support services	925	952
Research and development	2,247	2,313
Sales and marketing	4,539	5,098
Operations	1,779	2,008
General and administrative	1,543	1,833
Amortization of identifiable intangible assets and stock-based compensation	403	299

Total operating expenses	13,919	15,895

Loss from operations	(4,161)	(6,306)
Interest income, net	2,164	3,303

Loss before provision for income taxes and the cumulative effect of a change in accounting principle	(1,997)	(3,003)
Provision for income taxes	—	—

Net loss before cumulative effect of a change in accounting principle	(1,997)	(3,003)
Cumulative effect of a change in accounting principle	—	(3,160)

Net loss	$(1,997)	$(6,163)

Net loss per share:
Basic and diluted net loss per share before the cumulative effect of a change in accounting principle	$(0.08)	$(0.11)
Basic and diluted cumulative effect per share of a change in accounting principle	$—	$(0.11)
Basic and diluted net loss per share	$(0.08)	$(0.22)

Shares used in computing basic and diluted net loss per share	25,885	27,820

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,997)	$(6,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,707	1,845
Amortization of identifiable intangible assets	379	214
Amortization of debt investment premium	754	525
Amortization of deferred compensation	24	85
Cumulative effect of a change in accounting principle	—	3,160
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(625)	1,860
Prepaids and other assets	109	2,355
Accounts payable and accrued expenses	(337)	(5,203)
Deferred revenue	588	(558)

Net cash provided by (used in) operating activities	602	(1,880)

Cash flows from investing activities:
Purchases of property and equipment	(997)	(1,022)
Purchase of businesses	35	(1,028)
Purchase of short-term investments	(9,385)	(17,336)
Sale of short-term investments	40,824	15,506
Refund received on purchase of headquarters building	317	—

Net cash provided by (used in) investing activities	30,794	(3,880)

Cash flows from financing activities:
Repayments of notes payable	—	(336)
Issuance of common stock	398	43
Purchase of treasury stock	(34,474)	(246)

Net cash used in financing activities	(34,076)	(539)

Net decrease in cash and cash equivalents	(2,680)	(6,299)
Cash and cash equivalents at beginning of the period	20,874	44,231

Cash and cash equivalents at end of the period	$18,194	$37,932

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at December 31, 2002, and the results of operations and cash flows for the interim periods ended December 31, 2002 and 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2002 included in the Company’s Report on Form 10-K as filed with the SEC.

The results of operations for any interim period are not necessarily indicative of the Company’s results of operations for any other future interim period or for a full fiscal year.

Certain reclassifications have been made to previously issued financial statements to conform to current presentation.

(2)    Revenue Recognition

Subscription services revenue consists of fees from subscriptions to the Company’s Internet measurement, monitoring, testing and diagnostic services. The Company’s subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. The Company does not generally grant refunds during the initial subscription term. All discounts granted during the initial term are netted against revenue. Revenue is not recognized for free trial periods. Revenue from consulting and support services, which includes revenue from its load-testing services, is recognized as the services are performed, typically over a one to three month period. For consulting projects that span more than one month, the Company recognizes revenue on a percentage-of-completion basis.

(3)    Cumulative Effect of a Change in Accounting Principle

Effective October 1, 2001, the Company early adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” On adoption of SFAS No. 142, the Company determined its market capitalization value based on the number of shares outstanding and the stock price as of October 1, 2001, after adjusting for a 10% premium that is assumed to represent additional value that an acquirer would be required to pay for a controlling interest in the Company. This evaluation indicated that goodwill associated with acquisitions completed prior to fiscal 2002 was impaired as of October 1, 2001. Accordingly, the Company recorded a $3.2 million non-cash impairment charge as a cumulative effect of a change in accounting principle for the write-off of the remaining amount of goodwill as of October 1, 2001. Currently, there is no remaining goodwill on the Company’s balance sheet.

(4)    Accumulated Other Comprehensive Income

Other comprehensive income (loss) includes unrealized gains and losses on short-term investments in debt securities and foreign currency translation. These items are excluded from earnings and reported as a component of stockholders’ equity. The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates for each reporting period. Gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as incurred.

	Three months ended December 31
	2002	2001
	(in thousands)
Net loss	$1,997	$6,163
Net unrealized loss on available-for-sale investments	640	317
Foreign currency translation gain	(4)	—

Comprehensive loss	$2,633	$6,480

(5)    Financial Instruments and Concentration of Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable, approximates fair market value due to the short-term nature of these instruments. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

Credit risk is concentrated in North America, but also exists in Europe. The Company generally requires no collateral from customers, however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts after considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days old to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in additional allowances in the future. The Company believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At December 31, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was collected in early January 2003. For the three months ended December 31, 2002 and 2001, no single customer accounted for more than 10% of the Company’s total revenue.

(6)    Investments

For the purposes of the consolidated financial statements, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. All of the Company’s cash equivalents and short-term investments are classified as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss). The following table summarizes the Company’s short-term investments in investment-grade debt securities as of December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. government agencies	$27,189	$128	—	$27,317
Corporate bonds and commercial paper	156,673	1,273	53	157,893

Total	$183,862	$1,401	$53	$185,210

Income taxes on net unrealized gains are expected to be immaterial.

The following table summarizes the maturities of fixed maturity investments available for sale at December 31, 2002 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Due in 1 year	$166,158	$167,422
Due in 2 years	17,704	17,788

Total	$183,862	$185,210

(7)    Identifiable Intangible Assets

As of December 31, 2002, the net carrying value of identifiable intangible assets was approximately $3.2 million. During the first quarter of fiscal 2003, the Company acquired approximately $813,000 of technology-based and $31,000 of customer-based intangible assets related to the acquisition of the business of Enviz, Inc. (see Note 9). In addition, the purchase price allocation for the acquisition of the business of Envive Corporation was adjusted to reflect an amount of approximately $144,000 which was received during the first quarter of fiscal 2003 as a result of the finalization of the acquisition. This amount was allocated between technology–based and customer-based intangible assets. As a result, the net change in identifiable intangible assets for the quarter ended December 31, 2002 was $700,000. These assets are being amortized over a three year period, with minimal residual values. During the three month period ended December 31, 2002, the amortization expense for intangible assets was approximately $380,000. The components of identifiable intangible assets are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of December 31, 2002:
Gross carrying value	$7,853	$3,680	$250	$11,783
Accumulated amortization	(4,860)	(3,501)	(242)	(8,603)

Net carrying value at December 31, 2002	$2,993	$179	$8	$3,180

As of September 30, 2002:
Gross carrying value	$7,173	$3,660	$250	$11,083
Accumulated amortization	(4,520)	(3,465)	(239)	(8,224)

Net carrying value at September 30, 2002	$2,653	$195	$11	$2,859

The amortization expense for existing intangible assets is estimated to be approximately $1.2 million for the remainder of fiscal 2003, approximately $1.4 million for fiscal 2004, and approximately $580,000 for fiscal 2005.

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

The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	Three months ended December 31
	2002	2001
Shares outstanding under stock options	6,182	6,055
Shares of restricted stock subject to repurchase	10	67

Total shares excluded	6,192	6,122

The weighted-average exercise price per share of common stock subject to stock options was $12.41 as of December 2002 and $15.62 as of December 31, 2001. The weighted-average repurchase price of restricted stock was $1.52 as of December 31, 2002, and $0.81 as of December 31, 2001.

(9)    Acquisitions

In October 2002, the Company acquired the business of Enviz, Inc. (Enviz), a developer of user experience testing technology for $76,000 in cash and 111,000 shares of the Company’s common stock. The Company believes this acquisition will enhance its ability to provide testing services for diagnosing and improving web effectiveness by testing the total quality of the user experience.

The purchase consideration of approximately $841,000 was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Technology-based intangible assets	$813
Customer-based intangible assets	31
Fixed assets, net	27
Current liabilities	(15)
Deferred revenue	(15)

Total purchase consideration	$841

Identifiable intangible assets are being amortized on a straight-line basis over a three year period. Amortization of identifiable intangible assets related to the acquisition of the business of Enviz was $70,000 for the three months ended December 31, 2002. The consolidated statement of operations for the three months ended December 31, 2002 includes the results of operations relating to Enviz’s business activity subsequent to the acquisition. If the results of the two companies were combined on a pro forma basis for the three months ended December 31, 2002 and 2001, the difference between pro forma results and the actual results reported herein, would be immaterial.

During the three months ended December 31, 2002, the Company recorded $844,000 related to identifiable intangible assets associated with the acquisition of the business of Enviz. Additionally, as of October 1, 2001, the Company recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill associated with its acquisitions made prior to fiscal 2002.

During the three months ended December 31, 2002, the purchase price allocation for the acquisition of the business of Envive Corporation was adjusted to reflect an amount of approximately $144,000 which was received as a result of the finalization of the acquisition. This amount was allocated between technology–based and customer-based intangible assets. Goodwill related to the acquisition was determined to be fully impaired and was written-off during the year ended September 30, 2002.

(10)    Commitments and Contingencies

(A)	Leases

The Company leases certain of its facilities under non-cancelable operating leases which expire on various dates through December 2005. At December 31, 2002, future minimum payments under the leases are as follows (in thousands):

Twelve months ended December 31:	Operating
2003	$114
2004	103
2005	103
Thereafter	—

Total minimum lease payments	$320

(B)	Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of the Company’s initial public offering. These lawsuits are essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints allege generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The plaintiffs’ counsel and the individual named defendants’ counsel have reached an agreement whereby the individual named defendants have been dismissed from the case, without any payments by the Company. The case against the underwriters and the Company continues, however, plaintiffs’ counsel and the underwriters have each offered settlement proposals to the issuers. The Company is still evaluating each proposal. The Company believes the claims are without merit and intends to defend the actions vigorously should settlement not be reached. However, these claims, even if not meritorious, could be expensive to defend and divert management’s attention from operating the Company.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(11)    Stockholder Rights Plan

On October 28, 2002, the Company announced that its Board of Directors adopted a stockholder rights plan. The plan is designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. Key features of the rights plan include:

•	The rights become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group;

•	Each right entitles the holder, other than an “acquiring person,” to acquire shares of the Company’s common stock at a 50% discount to the then-prevailing market price; and

•	The Company’s Board of Directors may redeem outstanding rights at any time prior to a person becoming an “acquiring person,” at a price of $0.001 per right and, prior to such time, the Board may amend the terms of the rights without the approval of the holders of the rights.

(12)    Geographic, Segment, and Significant Customer Information

The Company has determined that it operates in a single reportable operating segment: the development and sale of services to measure, test, assure and improve the quality of service of web sites.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These sales and the Company’s foreign-owned assets are not significant. At December 31, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was collected in early January 2003. At December 31, 2001, no single customer accounted for more than 10% of the Company’s total revenue.

ITEM 2.    Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in our annual report on Form 10-K for the fiscal year ended September 30, 2002, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Impact Future Operating Results” and elsewhere in that report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, the quarterly reports on Form 10-Q and current reports on Form 8-K that we file in fiscal 2003. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing, and diagnostic services. Our subscription revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription service revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription revenue, and is recorded as deferred revenue on our balance sheet until the revenue is earned. As of December 31, 2002, we had recorded $5.7 million of deferred revenue. We do not generally grant refunds during the initial subscription term. All discounts granted during the initial term are netted against revenue. Revenue is not recognized during free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing services, is recognized as the services are performed, typically over a one to three month period. For longer consulting projects that span more than one month, we recognize revenue on a percentage-of-completion basis.

A majority of our subscription revenue comes from our web performance benchmarking services. Subscription revenue also includes our Red Alert and NetMechanic monitoring and alarm services, and our private agent application performance management services. Our customers purchase these services for an initial terms of three to twelve months and then may renew their subscription on an annual, semi-annual, or month-to-month basis.

Subscription fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services. We offer our consulting and support services on a per engagement basis. Consulting and support services revenue have amounted to approximately 13% and 8% of total revenue for the quarters ended December 31, 2002 and 2001, respectively. We believe that consulting and support services revenue may increase in the future as a percentage of total revenue, as we introduce additional services that require consulting expertise and as our Keynote Diagnostic and WebEffective services become more widely used. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

For the quarter ended December 31, 2002, our 10 largest customers accounted for approximately 27% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

Results of Operations

Revenue

	2002	2001	% Change
For the three months ended December 31:	(In thousands)
Subscription services	$8,525	$8,796	(3)%
Consulting and support services	$1,233	$793	55%

Subscription Services.    Revenue from subscription services decreased $271,000 or 3% for the three months ended December 31, 2002 as compared to the corresponding period in 2001. Subscription services represented approximately 87% of total revenue for the three months ended December 31,

2002, and approximately 92% of total revenue for the three months ended December 31, 2001. The revenue decrease compared to the first quarter of fiscal 2002 resulted from a reduction in revenue from the Internet service provider, e-commerce and Internet business market segment, which declined to 13% of total revenue compared to 16% for the first quarter of fiscal 2002.

Consulting and Support Services.    Revenue from consulting and support services increased $440,000 or 55% for the three months ended December 31, 2002 as compared to the corresponding period in 2001. Consulting and support services represented approximately 13% of total revenue for the three months ended December 31, 2002, and approximately 8% of total revenue for the three months ended December 31, 2001. The revenue increase compared to the first quarter of fiscal 2002 was primarily due to increased contributions from our new service offerings, Keynote Diagnostic Services, which was introduced in the first quarter of fiscal 2002, and Web Effective, which was introduced in the first quarter of fiscal 2003. The increase was due, to a lesser extent, to our completing a larger number of testing and consulting engagements, which were generally higher in value as compared to the first quarter of fiscal 2002.

At December 31, 2002, one customer accounted for more than 10% of our total accounts receivable, which receivable was collected in early January 2003. At December 31, 2001, no single customer accounted for more than 10% of our total accounts receivable. For the three months ended December 31, 2002 and 2001, no single customer accounted for more than 10% of total revenue.

Expenses:

Costs of Subscription and Consulting and Support Services

	2002	2001	% Change
For the three months ended December 31:	(In thousands)
Costs of subscription services	$2,483	$3,392	(27)%
Costs of consulting and support services	$925	$952	(3)%

Costs of Subscription Services.    Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services were 29% and 39% of subscription services revenue in the quarters ending December 31, 2002 and 2001, respectively. Costs of subscription services decreased $910,000 or 27% during the quarter ended December 31, 2002 as compared to the corresponding period in 2001. This decrease was primarily due to reduced costs for bandwidth and, to a lesser extent, lower depreciation expenses. We believe that costs of subscription services in absolute dollars for the second quarter of fiscal 2003 will remain comparable to the first quarter of fiscal 2003.

Costs of Consulting and Support Services.    Costs of consulting and support services consist of compensation expenses and related costs for consulting and support services personnel, all load-testing bandwidth costs and related network infrastructure costs. Costs of consulting and support services were 75% and 120% of consulting and support services revenue in the quarters ended December 31, 2002 and 2001, respectively. Costs of consulting and support services decreased $27,000 or 3% during the quarter ended December 31, 2002 compared to the corresponding period in 2001. The decrease in costs of consulting and support services is primarily due to lower costs resulting from a reduced number of consulting and support services personnel. The decrease in costs of consulting and support services as a percentage of consulting and support services revenue was also attributable to increased consulting and support services revenue as mentioned above. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We expect that costs of consulting and support services in absolute dollars for the second quarter of fiscal 2003 will increase slightly from the first quarter of fiscal 2003.

Research and Development

	2002	2001	% Change
For the three months ended December 31:	(In thousands)
Research and development	$2,247	$2,313	(3)%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses decreased approximately $66,000 or 3% for the three months ended December 31, 2002 as compared to the corresponding period in 2001. The decrease was primarily attributable to lower costs resulting from a reduced number of research and development personnel, offset, in part, by additional costs related to acquisitions. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the second quarter of fiscal 2003 will remain comparable to the first quarter of fiscal 2003.

Sales and Marketing

	2002	2001	% Change
For the three months ended December 31:	(In thousands)
Sales and marketing	$4,539	$5,098	(11)%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased $559,000 or 11% for the three months ended December 31, 2002 as compared to the corresponding period in 2001. The decrease primarily resulted from the restructuring of our sales organization to focus more resources on our large corporate customers and, to a lesser extent, from reduced spending on certain marketing programs. We believe that sales and marketing expenses in absolute dollars for the second quarter of fiscal 2003 will remain comparable to the first quarter of fiscal 2003.

Operations

	2002	2001	% Change
For the three months ended December 31:	(In thousands)
Operations	$1,779	$2,008	(11)%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center and provide twenty-four by seven basic customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses decreased $229,000 or 11% for the three months ended December 31, 2002 as compared to the corresponding period in 2001. The decrease in operations expenses was primarily the result of an effort to lower cost by increasing operating efficiencies and reducing the number of personnel in the operations group. We believe that operations expenses in absolute dollars for the second quarter of fiscal 2003 will decrease compared to the first quarter of fiscal 2003 due to continued increases in operating efficiencies.

General and Administrative

	2002	2001	% Change
For the three months ended December 31:	(In thousands)
General and administrative	$1,543	$1,833	(16)%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses decreased $290,000 or 16% for the three months ended December 31, 2002 as compared to the corresponding period in 2001. The decrease in our general and administrative expenses was primarily due to lower bad debt provisions due to improved collection efforts. The decrease was due, to a lesser extent, to lower spending on professional services. We believe that general and administrative expenses in absolute dollars for the second quarter of fiscal 2003 will be slightly lower than the first quarter of fiscal 2003 as a result of a reduction of personnel in the general and administrative group implemented in the second quarter of fiscal 2003.

Amortization of Identifiable Intangible Assets and Stock-Based Compensation

	2002	2001	% Change
For the three months ended December 31:	(In thousands)
Amortization of identifiable intangible assets	379	214	78%
Amortization of stock-based compensation	24	85	(73)%

Amortization of identifiable intangible assets and stock-based compensation	$403	$299	35%

As of December 31, 2002 and 2001, we had identifiable intangible assets with a gross carrying value of approximately $11.8 million and $9.5 million, respectively. For the three months ended December 31, 2002 and 2001, we recorded expenses of $379,000 and $214,000, respectively, in amortization of identifiable intangible assets. The $165,000 increase in amortization of identifiable intangible assets for the three months ended December 31, 2002 was mainly due to the acquisition of identifiable intangible assets in connection with the acquisitions of the businesses of NetMechanic in May 2002 and Enviz in October 2002. As of December 31, 2002 and 2001, the net carrying value of identifiable intangible assets was approximately $3.2 million and $2.2 million, respectively.

Certain options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $24,000 and $85,000 for the three months ended December 31, 2002 and 2001, respectively. The decrease in the amortization of deferred compensation for the three months ended December 31, 2002 as compared to the corresponding period in fiscal 2002 was a result of our discontinuing to amortize costs associated with former employees that have been terminated. As of December 31, 2002, we had a remaining balance of $7,000 included in deferred compensation remaining to be amortized during fiscal 2003. Deferred compensation is amortized on a straight-line basis over the vesting period of the options, and will be fully amortized by the end of fiscal 2003.

We expect the amortization of intangible assets and stock-based compensation to be approximately $500,000 for the second quarter of fiscal 2003, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of December 31, 2002, as listed in the table below, will be fully amortized by October 2005 (in thousands).

	Technology Based	Customer Based	Trademark	Total
Net carrying value at December 31, 2002	$2,993	$179	$8	$3,180

Interest Income, Net

	2002	2001	% Charge
For the three months ended December 31:	(In thousands)
Interest income, net	$2,164	$3,303	(34%)

Net interest income decreased $1.1 million or 34% for the three months ended December 31, 2002 as compared to the corresponding period in 2001. The majority of the net interest income was earned on our investments. The decrease in net interest income for the three months ended December 31, 2002 as compared to the corresponding period in fiscal 2002 was primarily due to the decline in interest rates during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 and a lower level of invested cash due to the issuer tender offer that closed in November 2002 and the use of restricted cash to purchase our headquarters building in September 2002. We utilized approximately $34.5 million to repurchase approximately 4.3 million shares, primarily pursuant to the tender offer, and $85.0 million of restricted cash to purchase our headquarters building.

Provision for Income Taxes

No provision for federal and state income taxes was recorded for the three months ended December 31, 2002 and December 31, 2001, due to our operating losses, net operating loss carryforwards, and tax credits.

Cumulative Effect of a Change in Accounting Principle

	2002	2001	% Change
For the three months ended December 31:	(In thousands)
Cumulative effect of a change in accounting principle	$—	$3,160	—

As discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, “Cumulative Effect of a Change in Accounting Principle”, as a result of the implementation of Statement of Financial Accounting Standard No. 142, we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with acquisitions prior to fiscal 2002, in the three months ended December 31, 2001.

Liquidity and Capital Resources

At December 31, 2002, we had approximately $18.2 million in cash and cash equivalents and approximately $185.2 million in short-term investments, for a total of approximately $203.4 million in cash, cash-equivalents, and short-term investments. Our short-term investments consist of investment-grade corporate and government debt securities.

Net cash provided by operating activities was approximately $602,000 for the quarter ended December 31, 2002. Net cash provided by operating activities was primarily the result of net income before non-cash charges, and an increase in deferred revenue, offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Accounts payable and accrued expenses declined mainly due to payments associated with periodic insurance renewals. Net cash used in operating activities was approximately $1.9 million for the three months ended December 31, 2001 and resulted from a loss from operations before non-cash charges, a decrease in deferred revenue, and a decrease in accounts payable and accrued expenses. Accounts payable and accrued expenses declined mainly due to payments associated with our headquarters building and periodic insurance renewals and a decrease in deferred revenue. These decreases were partially offset by a decrease in accounts receivable due to successful collection efforts and a decrease in prepaids and other assets due to the receipt of accrued interest generated from our cash and short-term investments.

Cash provided by our investing activities was approximately $30.8 million for the quarter ended December 31, 2002. We generated the net amount of $31.4 million from the net sale of short-term investments, $317,000 from a refund on the purchase of our headquarters building, and $35,000 in net receipts associated with the closing of the acquisition of the business of Enviz, Inc. and the finalization of the acquisition of the business of Envive Corporation. We utilized $997,000 for capital expenditures. Cash used in our investing activities was approximately $3.9 million for the quarter ended December 31, 2001. During the first quarter of fiscal year 2002, we purchased $1.8 million, net, of short-term investments, and we utilized $1.0 million for capital expenditures and $1.0 million for our acquisitions of the businesses of onDevice Corporation and Envive Corporation.

We used $34.1 million for our financing activities for the quarter ended December 31, 2002. During the quarter, we repurchased approximately 4.3 million shares for approximately $34.5 million, primarily in connection with an issuer tender offer. As of December 31, 2002, the total number of shares repurchased since the initial repurchase program was authorized by our Board of Directors in January 2001 was approximately 5.7 million shares at an aggregate cost of approximately $44.9 million. We currently have authorization to repurchase additional shares of our common stock for up to approximately $55.1 million.

As of December 31, 2002, our principal commitments consisted of $320,000 in real property operating leases. We expect that, in the future, we will make additional capital expenditures related to our operations and headquarters building but at lower overall levels than in the past.

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

Critical Accounting Policies and Judgments

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States, our management is required to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our critical accounting policies and judgments are of both a routine and non-routine nature. The recurring policies relate to revenue recognition and the allowance for doubtful accounts receivable. The non-routine policy relates to the valuation of long-lived assets.

Revenue Recognition

Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Our subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. We do not generally grant refunds during the initial subscription term. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenue from our consulting and support services, which includes revenue from LoadPro, our load testing service, is recognized as the services are performed, typically over one to three month period. For consulting projects that span more than one month, we recognize revenue on a percentage-of-completion basis.

Allowance for Doubtful Accounts Receivable

Accounts receivable is recorded net of allowance for doubtful accounts, which doubtful accounts totaled approximately $1.2 million as of December 31, 2002 and September 30, 2002, respectively. Our accounting policy for allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future or reductions in allowances due to future recoveries.

Valuation of Long-Lived Assets

We evaluate the recoverability of fixed assets and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such assets may not be fully recoverable. Changes in circumstances include economic conditions or operating performance. Our evaluation is based upon assumptions about the estimated future undiscounted cash flows. Management continually applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted cash flows used to assess recoverability and the fair value of the asset. If a future event or circumstance indicates that an impairment assessment is required and an asset is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148 also amends APB Opinion No. 28 , “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We will continue to apply the intrinsic value method of APB 25 and will adopt the disclosure requirements of SFAS No. 148 in our financial statements for the quarter ending March 31, 2003.

In July 2002, the FASB issued Statements of SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. We are required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. We have evaluated the provisions of SFAS No. 146, and do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

Factors That May Impact Future Operating Results

We have introduced new products and services, and we have an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have recently introduced many new products, including:

•    In May 2002, we acquired NetMechanic, Inc., which enhanced the monitoring services that we currently provide through our Red Alert division.

•    In July 2002, we released an updated version of our Transaction Perspective.

•    In October 2002, we introduced WebEffective, a new online user experience testing service based on our acquisition of Enviz, Inc. We also introduced Enterprise HTML Toolbox, a web site testing service providing the large enterprise with a scaleable tool to test the content and integrity of web sites in all stages from development to deployment, and Traffic Perspective, a service that provides e-businesses with a real-time single graphical view into web site traffic.

•    In December 2002, we introduced the latest version of our Web Site Perspective service and the Keynote Tivoli Adapter, part of our Enterprise Perspective family of services.

The revenue and income potential of our current business and services and the related markets are unproven over the long term. In addition, because of our new products and services and because the market for web performance management and web performance testing services is evolving, we have limited insight into trends that may emerge and affect our business.

We have incurred losses and may, in the future, continue to incur losses, and we may never achieve profitability.

We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of $2.0 million for the three months ended December 31, 2002, and as of December 31, 2002, we had an accumulated deficit of $139.3 million. In addition, we are required under accounting principles generally accepted in the United States to review our identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2002, we had approximately $3.2 million of identifiable intangible assets. If we complete acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in fiscal 2002 when we recorded an impairment charge for goodwill of approximately $3.2 million in connection with acquisitions made prior to fiscal 2002. Although we try to control our operating expenses, we will also need to increase our revenue to initially achieve and then to sustain profitability.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our services. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates. Our customer renewal rates may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations.

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

As a result, we may experience cancellations and/or reduction in service. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us, our revenue could continue to decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue. Continued reductions and/or cancellations could also result in our inability to collect amounts due.

Our quarterly financial results are subject to fluctuations, and if our future results are below the expectations of investors, the price of our common stock may decline.

Results of operations could vary from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

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

•    our ability to successfully introduce new products and services;

•    the timing and amount of consulting and support services revenue, which is difficult to predict in any given quarter due to the short-term nature of these engagements;

•    the timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•    the timing and amount, if any, of impairment charges related to potential write-downs of assets acquired in acquisitions; and

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

Our operating results could be harmed if sales of our web performance benchmarking services decline.

Sales of our web performance benchmarking services, primarily our Web Site Perspective—Business Edition services, and, to a lesser degree, Transaction Perspective have generated the substantial majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our benchmarking services. We have recently increased the prices of all of our Perspective services, which could reduce demand for these services. This could result in decreased sales, which would cause our revenue to decline.

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

The inability of our services to perform properly could result in loss of or delay in revenue, injury to our reputation or other harm to our business.

We offer complex services, which may not perform at the level our customers expect. We have, from time to time, given credits to customers as a result of past problems with our service. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs. In addition, we have acquired, rather than developed internally, some of our services in connection with our acquisitions of companies and businesses. These services may not perform at the level we or our customers expect.

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

The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our web performance management and web performance testing services, particularly in response to offerings of our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new services as quickly as possible. The success of new services depends on several factors, including proper definition of the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services to these.

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

In the future, we intend to expand our service offerings and to continue to measure the impact of new technologies. These could include areas such as Internet telephony, wireless networking, and Web Services, and as a result, could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

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

Ten customers accounted for approximately 27% of our total revenue for the three months ended December 31, 2002. No single customer accounted for 10% or more of our total revenue for the quarter ended December 31, 2002. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our web performance management and web performance testing services, we may not be able to grow our business.

To increase sales of our web performance management and web performance testing services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In fiscal 2002, we terminated relationships with two of our international resellers. As a result, we are investing time and resources in evaluating replacements for these resellers and are committing resources to modify our direct sales effort in the United Kingdom.

Our success depends in part on the ultimate success of these relationships and the ability of these companies to help market and sell our services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, they could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenue.

We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business.

We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although we, and a number of other technology companies, have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

If the market does not accept our professional services, our results of operations could be harmed.

Consulting and support services revenue represented approximately 13% of total revenue for the quarter ended December 31, 2002. However, our cost of consulting and support services has exceeded our consulting revenue for all periods except for the third and fourth quarters of fiscal 2002 and the first quarter of fiscal 2003. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will be greater than the costs of subscription services as a percentage of subscription services revenue. We also expect that costs of consulting and support services in absolute dollars could increase slightly in subsequent quarters for the foreseeable future. We will also need to successfully market these services to potential customers in order to increase revenue. Each consulting engagement typically spans a one to three month period, and therefore, it is more difficult for us to predict the amount of consulting and support services revenue recognized in any particular quarter. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

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

All data collected from our measurement computers are stored in and distributed from our operations center, which we maintain at a single location. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. If we experience power outages at our operations center, we would not be able to receive data from our measurement computers and we would not be able to deliver our services to our customers on a timely basis. We recently completed a generator project to provide our own source of long-term uninterruptible power. However, we do not currently have a redundant system. Development of a redundant system for computer-network and other services at an alternate site is underway. Various factors could cause us to not be able to ever complete such systems. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events.

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

Individuals who attempt to breach our network security, such as hackers, could, if successful, misappropriate proprietary information or cause interruptions in our services. Although in the past, we had a breach of our security through what appears to be unauthorized access to certain data belonging to one of our customers, we have not yet experienced any breaches of our network security or sabotage that has prevented us from serving our customers. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We may not have a timely remedy against a hacker who is able to breach our network security. In addition to intentional security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

Our measurement computers are located at sites, that we do not own or operate, and it could be difficult for us to maintain or repair them if they do not function properly.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.

As we change expand our international sales, our business will be susceptible to additional risks associated with international operations.

We believe we must expand the sales of our services outside the United States. To date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 6% and 7% of our total revenue for the quarters ended December 31, 2002 and 2001, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations would subject us to risks we do not face in the United States. These include:

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

Threats of war may negatively impact all aspects of our operations, revenue, costs and stock price.

Threats of war and continued economic weakness could have a substantial adverse impact on sales. If these continue or worsen, our revenue and results of operations may be adversely impacted. Any escalation in these events or similar future events may disrupt our operations or those of our customers and suppliers. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price. This could have a significant impact on our operating results, revenue and costs and may result in increased volatility in the market price of our common stock.

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

Item 3.    Qualitative and Quantitative Disclosures about Market Risks

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at December 31, 2002, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $660,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at December 31, 2002. We do not enter into derivative transactions for trading or speculative purposes.

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer performed an evaluation, with the participation of our Disclosure Committee and our management, of the effectiveness of the design and operation of our “disclosure controls and procedures”, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described in paragraph (a) above.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits are essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints allege generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The plaintiffs’ counsel and the individual named defendants’ counsel have reached an agreement whereby the individual named defendants have been dismissed from the case, without any payments by us. The case against the underwriters and us continues, however, plaintiffs’ counsel and the underwriters have each offered settlement proposals to the issuers. We are still evaluating each proposal. We believe the claims are without merit and intend to defend the actions vigorously should a settlement not be reached. However, these claims, even if not meritorious, could be expensive to defend and divert management’s attention from operating our company.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2.    Changes in Securities and Use of Proceeds

On October 7, 2002, in connection with our purchase of substantially all of the assets of Enviz, Inc., we issued an aggregate of 111,000 shares of our common stock. The value of such consideration was approximately $696,000. This sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering. As the seller of the assets, Enviz was a sophisticated investor and had access to the kind of information that registration would disclose as well as the ability to understand the risk of its investment.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(A)	Exhibits

Not applicable.

(b)	Reports on Form 8-K

On October 29, 2002, we filed a current report on Form 8-K relating to the stockholder rights plan adopted by our Board of Directors on October 25, 2002 and to our results of operations for the quarter and fiscal year ended September 30, 2002. The stockholder rights plan with the exhibits thereto and our unaudited consolidated statements of operations for the three months and year ended September 30, 2002 and 2001 and unaudited consolidated balance sheets as of September 30, 2002 and 2001 were filed as exhibits to the report.

On November 21, 2002, we filed a current report on Form 8-K relating to our rejection of an unsolicited offer to be acquired. The press release announcing such rejection was filed as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of February 2003.

KEYNOTE SYSTEMS, INC.

By:	/S/ UMANG GUPTA

Umang Gupta Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JOHN J. FLAVIO

John J. Flavio Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ PETER J. MALONEY

Peter J. Maloney Vice President of Finance (Principal Accounting Officer)

CERTIFICATION

I, Umang Gupta, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Keynote Systems, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/S/ UMANG GUPTA

Umang Gupta Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, John J. Flavio, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Keynote Systems, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/S/ JOHN J. FLAVIO

John J. Flavio Senior Vice President and Chief Financial Officer