Form 10-Q
period 2003-03-31
KEYNOTE SYSTEMS INC
filed 2003-05-15
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at April 30, 2003
Common Stock, $.001 par value	22,792,039

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$28,578	$20,874
Short-term investments	170,566	218,413

Total cash, cash equivalents, and short-term investments	199,144	239,287
Accounts receivable, net	4,149	4,820
Prepaid and other current assets	1,503	1,347

Total current assets	204,796	245,454
Property and equipment, net	36,000	37,468
Identifiable intangible assets, net	2,719	2,859

Total assets	$243,515	$285,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,239	1,014
Accrued expenses	7,563	8,191
Deferred revenue	5,182	5,121

Total current liabilities	13,984	14,326

Total liabilities	13,984	14,326

Stockholders’ equity:
Common stock	23	28
Treasury stock	(2,222)	(6,990)
Additional paid-in capital	372,352	413,684
Deferred compensation	(4)	(31)
Accumulated deficit	(141,445)	(137,331)
Accumulated other comprehensive income	827	2,095

Total stockholders’ equity	229,531	271,455

Total liabilities and stockholders’ equity	$243,515	$285,781

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Revenue:
Subscription services	$8,567	$8,557	$17,408	$17,353
Consulting and support services	991	652	1,908	1,445

Total revenue	9,558	9,209	19,316	18,798

Operating expenses:
Costs of subscription services	2,262	2,857	4,745	6,249
Costs of consulting and support services	971	937	1,870	1,889
Research and development	2,053	2,238	4,235	4,551
Sales and marketing	4,033	4,968	8,478	10,066
Operations	1,688	1,969	3,406	3,977
General and administrative	1,612	1,766	3,116	3,599
Excess occupancy costs	293	—	578	—
Amortization of identifiable intangible assets and stock-based compensation	424	307	827	606

Total operating expenses	13,336	15,042	27,255	30,937

Loss from operations	(3,778)	(5,833)	(7,939)	(12,139)
Interest income, net	1,661	2,844	3,825	6,147

Loss before cumulative effect of a change in accounting principle	(2,117)	(2,989)	(4,114)	(5,992)
Cumulative effect of a change in accounting principle	—	—	—	(3,160)

Net loss	$(2,117)	$(2,989)	$(4,114)	$(9,152)

Net loss per share:
Basic and diluted net loss per share before the cumulative effect of a change in accounting principle	$(0.09)	$(0.11)	$(0.17)	$(0.21)
Basic and diluted cumulative effect per share of a change in accounting principle	$—	$—	$—	$(0.12)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.17)	$(0.33)

Shares used in computing basic and diluted net loss per share	22,838	27,965	24,407	27,892

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,114)	$(9,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,352	3,975
Amortization of identifiable intangible assets	800	436
Amortization of debt investment premium	2,095	1,246
Amortization of deferred stock-based compensation	27	170
Cumulative effect of a change in accounting principle	—	3,160
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	671	2,368
Prepaids and other current assets	(74)	2,398
Accounts payable, accrued expenses and accrued excess facility costs	(454)	(4,719)
Deferred revenue	46	224

Net cash provided by operating activities	2,349	106

Cash flows from investing activities:
Purchases of property and equipment	(1,540)	(2,552)
Purchase of businesses and assets, net	75	(1,023)
Sale of short-term investments	103,633	26,206
Purchases of short-term investments	(59,548)	(28,575)

Net cash provided by (used in) investing activities	42,620	(5,944)

Cash flows from financing activities:
Repayments of notes payable and capital lease	—	(648)
Proceeds from issuance of common stock, net of issuance costs	1,273	1,281
Repurchase of outstanding common stock	(38,538)	(248)

Net cash provided by (used in) financing activities	(37,265)	385

Net increase (decrease) in cash and cash equivalents	7,704	(5,453)
Cash and cash equivalents at beginning of the period	20,874	44,231

Cash and cash equivalents at end of the period	$28,578	$38,778

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at March 31, 2003, and the results of operations and cash flows for the interim periods ended March 31, 2003 and 2002.

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

Excess occupancy costs are costs related to fixed charges associated with the unoccupied portion of the Company’s headquarters’ building, such as property taxes, insurance and depreciation. These costs represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 60% during the three and six months ended March 31, 2003.

Certain reclassifications have been made to previously issued financial statements to conform to current period presentation.

(2)	Stock-Based Compensation Plans

The Company issues stock options to its employees and outside directors and provides employees purchase rights with respect to its stock pursuant to stockholder approved stock option and employee stock purchase plans. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for the three and six months ended March 31, 2003 and 2002, as all options granted under these plans had an exercise price equal to or in excess of the fair market value of the underlying common stock as of the grant date for each stock option, except for certain stock options granted in fiscal 1999 or earlier, prior to its initial public offering. For those option grants in fiscal 1999 or earlier, the Company recorded deferred stock compensation of $1.9 million for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount is being amortized on a straight-line basis over the vesting period, which is generally four years. As of March 31, 2003, the unamortized deferred compensation balance was $4,000.

The following table illustrates the effect on net loss and basic and diluted net loss per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net loss, as reported	$(2,117)	$(2,989)	$(4,114)	$(9,152)
Add: Stock-based employee compensation included in net loss	3	85	27	170
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,881)	(3,330)	(5,890)	(6,282)

Pro forma net loss	$(4,995)	$(6,234)	$(9,977)	$(15,264)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.11)	$(0.17)	$(0.33)
Pro forma	$(0.22)	$(0.22)	$(0.41)	$(0.55)

(3)	Revenue Recognition

Subscription services revenue consists of fees from subscriptions to the Company’s Internet measurement, monitoring, testing and diagnostic services. The Company’s subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. The Company does not generally grant refunds during the initial subscription term. All discounts granted during the initial term are netted against revenue. Revenue is not recognized for free trial periods. Revenue from consulting and support services, which includes revenue from its load-testing services, is recognized as the services are performed, typically over a one to three month period. For consulting projects that span more than one month, the Company recognizes revenue as milestones or deliverables are completed.

(4)	Cumulative Effect of a Change in Accounting Principle

Effective October 1, 2001, the Company early adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” On adoption of SFAS No. 142, the Company determined its market value based on the number of shares outstanding and the stock price as of October 1, 2001, after adjusting for a 10% premium that is assumed to represent additional value that an acquirer would be required to pay for a controlling interest in the Company. This evaluation indicated that goodwill associated with acquisitions completed prior to fiscal 2002 was impaired as of October 1, 2001. Accordingly, the Company recorded a $3.2 million non-cash impairment charge as a cumulative effect of a change in accounting principle for the write-off of the remaining amount of goodwill as of October 1, 2001. Currently, there is no remaining goodwill on the Company’s condensed consolidated balance sheet.

(5)	Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on short-term investments in debt securities and foreign currency translation. These items are excluded from earnings and reported as a component of stockholders’ equity. The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates for each reporting period. Gains and losses from foreign currency transactions are reflected in the condensed consolidated statements of operations as incurred (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Net loss	$2,117	$2,989	$4,114	$9,152
Net unrealized loss on available-for-sale investments	569	299	1,209	616
Foreign currency translation loss	63	—	59	—

Comprehensive loss	$2,749	$3,288	$5,382	$9,768

(6)	Financial Instruments and Concentration of Risk

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

Credit risk is concentrated in North America, but also exists in Europe. The Company generally requires no collateral from customers, however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts after considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days old to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in additional allowances in the future. The Company believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At March 31, 2003 and 2002, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three and six months ended March 31, 2003 and 2002, no single customer accounted for more than 10% of the Company’s total revenue during each period.

(7)	Investments

For the purposes of the condensed consolidated financial statements, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. All of the Company’s cash equivalents and short-term investments are classified as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss). The following table summarizes the Company’s short-term investments in investment-grade debt securities as of March 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. government agencies	$35,538	$209	$(5)	$35,742
Corporate bonds and commercial paper	134,250	614	(40)	134,824

Total	$169,788	$823	$(45)	$170,566

Income taxes on net unrealized gains are expected to be immaterial.

The following table summarizes the contractual maturities of investments available for sale at March 31, 2003 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Due in 1 year	$106,403	$106,938
Due in 2 years	63,385	63,628

Total	$169,788	$170,566

(8)	Identifiable Intangible Assets

As of March 31, 2003, the net carrying value of identifiable intangible assets was approximately $2.7 million. During the first quarter of fiscal 2003, the Company acquired approximately $813,000 of technology-based and $31,000 of customer-based intangible assets related to the acquisition of the business of Enviz, Inc. (Enviz) (see Note 10). The purchase price allocation for the acquisition of the business of Enviz, Inc. was adjusted by approximately $40,000 of cash, which was received during the second quarter of fiscal 2003 as a result of the finalization of the acquisition. This amount was allocated based on the original purchase price allocation ratios to technology-based and customer-based intangible assets. In addition, the purchase price allocation for the acquisition of the business of Envive Corporation (Envive) was adjusted to reflect an amount of approximately $144,000 of cash, which was received during the first quarter of fiscal 2003 as a result of the finalization of the acquisition. This amount was allocated based on the original purchase price allocation ratios to technology-based and customer-based intangible assets. As a result, the net change in identifiable intangible assets for the three and six months ended March 31, 2003 was a decrease of $40,000 and an increase of $660,000, respectively. These assets are being amortized over a three year period, with minimal residual values. During the three and six month periods ended March 31, 2003, the amortization expense for intangible assets was approximately $421,000 and $800,000, respectively. The components of identifiable intangible assets are as follows (in thousands):

As of March 31, 2003:	Technology Based	Customer Based	Trademark	Total
Gross carrying value	$7,815	$3,678	$250	$11,743
Accumulated amortization	(5,226)	(3,552)	(246)	(9,024)

Net carrying value at March 31, 2003	$2,589	$126	$4	$2,719

As of September 30, 2002:
Gross carrying value	$7,173	$3,660	$250	$11,083
Accumulated amortization	(4,520)	(3,465)	(239)	(8,224)

Net carrying value at September 30, 2002	$2,653	$195	$11	$2,859

The amortization expense for existing intangible assets is estimated to be approximately $789,000 for the remainder of fiscal 2003, approximately $1.35 million for fiscal 2004, and approximately $580,000 for fiscal 2005, assuming that the Company is not required to write-off identifiable intangible assets in the future.

(9)	Net Loss Per Share

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

The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	Three and six months ended March 31
	2003	2002
Shares outstanding under stock options	5,718	5,677
Shares of restricted stock subject to repurchase	7	39

Total shares excluded	5,725	5,716

The weighted-average exercise price per share of common stock subject to stock options was $12.50 as of March 31, 2003 and $13.74 as of March 31, 2002. The weighted-average repurchase price of restricted stock was $0.26 as of March 31, 2003, and $0.90 as of March 31, 2002.

(10)	Acquisitions

In October 2002, the Company acquired the business of Enviz, Inc. (Enviz), a developer of user experience testing technology for $76,000 in cash and 111,000 shares of the Company’s common stock.

The $841,000 purchase price consideration was based on estimated fair values of the assets and liabilities of Enviz, Inc. at the acquisition date, and allocated to the technology-based and customer-based intangible assets acquired. There was no goodwill arising from the acquisition. Identifiable intangible assets are being amortized on a straight-line basis over a three year period. Amortization of identifiable intangible assets related to the acquisition of the business of Enviz was $73,000 and $143,000 for the three and six months ended March 31, 2003. The condensed consolidated statements of operations for the three and six months ended March 31, 2003 include the results of operations relating to Enviz’s business activity subsequent to the acquisition. If the results of the two companies were combined on a pro forma basis for the three and six months ended March 31, 2002, the difference between pro forma results and the actual results reported herein, would be immaterial.

During the three months ended March 31, 2003, the $841,000 purchase price allocation of the business of Enviz, Inc. was adjusted to reflect an amount of approximately $40,000 of cash, which was received as a result of the finalization of the acquisition. This amount was allocated based on the original purchase price allocation ratios to technology-base and customer-based intangible assets. Thus, the total purchase price of $801,000 was allocated $774,000 to technology-based intangible assets, $29,000 to customer-based intangible assets, and $2,000 to net liabilities.

During the six months ended March 31, 2003, the purchase price allocation for the acquisition of the business of Envive Corporation was adjusted to reflect an amount of approximately $144,000 of cash, which was received as a result of the finalization of the acquisition. This amount was allocated based on the original purchase price allocation ratios to technology-based and customer-based intangible assets.

Additionally, as of October 1, 2001, the Company recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill associated with its acquisitions made prior to fiscal 2002.

(11)	Commitments and Contingencies

(A)	Leases

The Company leases certain of its facilities under non-cancelable operating leases, which expire on various dates through December 2005. At March 31, 2003, future minimum payments under the leases are as follows (in thousands):

Twelve months ending March 31:
2004	$106
2005	103
2006	77
Thereafter	—

Total minimum lease payments	$286

(B)	Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of the Company’s initial public offering. These lawsuits are essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints allege generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The plaintiffs’ counsel and the individual named defendants’ counsel have reached an agreement whereby the individual named defendants have been dismissed from the case, without any payments by the Company. The case against the underwriters and the Company continues, however, plaintiffs’ counsel and the underwriters have each offered revised settlement proposals to the issuers, but various terms and conditions are being negotiated. The Company is still evaluating each proposal. The Company believes the claims are without merit and intends to defend the actions vigorously should settlement not be reached. However, these claims, even if not meritorious, could be expensive to defend and divert management’s attention from operating the Company.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

(12)	Stockholder Rights Plan

On October 28, 2002, the Company announced that its Board of Directors adopted a stockholder rights plan. The plan is designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. Key features of the rights plan include:

•	The rights become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group;

•	Each right entitles the holder, other than an “acquiring person,” to acquire shares of the Company’s common stock at a 50% discount to the then-prevailing market price; and

•	The Company’s Board of Directors may redeem outstanding rights at any time prior to a person becoming an “acquiring person,” at a price of $0.001 per right and, prior to such time, the Board may amend the terms of the rights without the approval of the holders of the rights.

(13)	Stock Repurchase Plan

On October 28, 2002, the Company announced that it had commenced an issuer tender offer for 10 million shares or approximately 36.9% of its outstanding common stock as of September 30, 2002, at a purchase price between $7.00 and $8.00 per share, net to the seller in cash. The offer expired on November 26, 2002. The Company repurchased approximately 4.3 million shares under the offer for approximately $34.2 million. On January 17, 2003, the Company retired its treasury shares of approximately 5.3 million shares, which was mainly related to the shares repurchased under the 2002 tender offer.

The total number of shares repurchased since January 2001, including the 2002 issuer tender offer, is approximately 6.1 million shares, for an aggregate price of approximately $48.7 million.

On March 24, 2003, the Company announced that it had commenced an issuer tender offer for 7.5 million shares, or approximately 33.0% of its outstanding common stock as of February 28, 2003, at a purchase price of $9.50 per share, net to the seller in cash. The tender offer was scheduled to expire on May 9, 2003, however, on May 12, 2003, the tender offer was extended five business days to May 16, 2003.

(14)	Geographic, Segment, and Significant Customer Information

The Company has determined that it operates in a single reportable segment: the development and sale of services to measure, test, assure and improve the quality of service of web sites.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These sales and the Company’s foreign-owned assets are not significant. For the three and six months ended March 31, 2003, and March 31, 2002, respectively, no single customer accounted for more than 10% of the Company’s total revenue. At March 31, 2003, and March 31, 2002, respectively no single customer accounted for more than 10% of the Company’s total receivable.

ITEM 2.     Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in our annual report on Form 10-K for the fiscal year ended September 30, 2002, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results” and elsewhere in that report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, the quarterly reports on Form 10-Q and current reports on Form 8-K that we file in fiscal 2003. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing, and diagnostic services. Our subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription service revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription revenue, and is recorded as deferred revenue on our balance sheet until the revenue is earned. As of March 31, 2003, we had recorded $5.2 million of deferred revenue. We do not generally grant refunds during the initial subscription term. All discounts granted during the initial term are netted against revenue. Revenue is not recognized during free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing services, is recognized as the services are performed, typically over a one to three month period. For longer consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

A majority of our subscription revenue comes from our web performance benchmarking services. Subscription revenue also includes our Red Alert and NetMechanic monitoring and alarm services, test perspective, web effective subscription services, application performance management subscription services, and our private agent application performance management services. Our customers purchase these services for an initial terms of three to twelve months and then may renew their subscription on an annual, semi-annual, or month-to-month basis.

Subscription fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services.

We offer our consulting and support services on a per engagement basis. Consulting and support services revenue increased as a percentage of total revenue from 7% to 8% for the three and six months ended March 31, 2002, and amounted to 10% of total revenue for both the three months and six months ended March 31, 2003, respectively. We believe that consulting and support services revenue may continue to increase in the future as a percentage of total revenue as we introduce additional services that require consulting expertise and if our Keynote Diagnostic and WebEffective services become more widely used. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

For the quarter ended March 31, 2003, our 10 largest customers accounted for approximately 30% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

Effective April 1, 2003, we implemented company-wide salary reductions, reduced headcount, and amended our bonus structure to be dependent on the achievement of overall company profitability as well as individual performance targets. Accordingly, we expect that total expenses for the third quarter of fiscal 2003 will decrease compared to the second quarter of fiscal 2003.

Results of Operations

Revenue

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
Subscription services	$8,567	$8,557.1%
Consulting and support services	$991	$652	52%

	9,558	9,209	4%

For the six months ended March 31:
Subscription services	$17,408	$17,353.3%
Consulting and support services	$1,908	$1,445	32%

	19,316	18,798	3%

Subscription Services.    Revenue from subscription services increased $10,000 or 0.1% for the three months ended March 31, 2003 as compared to the corresponding period in 2002. Revenue from subscription services increased $55,000 or 0.3% for the six months ended March 31, 2003 as compared to the same period in 2002. Subscription services represented 90% and 93% of total revenue for the three months ended March 31, 2003 and March 31, 2002, respectively, and approximately 90% and 92% of total revenue for the six months ended March 31, 2003 and 2002, respectively. The slight revenue increase was mainly due to services introduced in the last two years, offset by decreases in benchmarking services.

Consulting and Support Services.    Revenue from consulting and support services increased $339,000 or 52% for the three months ended March 31, 2003 as compared to the corresponding period in 2002. Revenue from consulting and support services increased $463,000 or 32% for the six months ended March 31, 2003 as compared to the same period in 2002. Consulting and support services have increased to approximately 10% from 7% of total revenue for the three months ended March 31, 2003, and March 31, 2002, respectively, and have also increased to approximately 10% from 8% of total revenue for the six months ended March 31, 2003 and 2002. The revenue increase was primarily due to increased contributions from our new service offerings, Keynote Diagnostic Services, which was introduced in the first quarter of fiscal 2002, and Web Effective, which was introduced in the first quarter of fiscal 2003. The increase was due, to a lesser extent, to our completing a larger number of testing engagements, which were generally higher in value.

For the three months and six months ended March 31, 2003 and 2002, respectively, no single customer accounted for more than 10% of total revenue. At March 31, 2003 and 2002, no single customer accounted for more than 10% of our total accounts receivable.

Expenses:

Costs of Subscription and Consulting and Support Services

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
Costs of subscription services	$2,262	$2,857	(21)%
Costs of consulting and support services	$971	$937	4%

For the six months ended March 31:
Costs of subscription services	$4,745	$6,249	(24)%
Costs of consulting and support services	$1,870	$1,889	(1)%

Costs of Subscription Services.    Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services declined 21% for the three months ended March 31, 2003 as compared to the corresponding period in 2002, and were 26% and 33% of subscription services revenue for the three months ending March 31, 2003 and 2002, respectively. Costs of subscription services declined 24% for the six months ended March 31, 2003 as compared to the corresponding period in 2002, and were 27% and 36% of subscription services revenue for the six months ended March 31, 2003 and 2002, respectively. In absolute dollars, costs of subscription services decreased $595,000 during the quarter ended March 31, 2003 as compared to the corresponding period in 2002 and $1.5 million during the six months ended March 31, 2003 as compared to the corresponding period in 2002. The decreases were primarily due to reduced costs for bandwidth and, to a lesser extent, lower bandwidth and depreciation expenses. We believe that costs of subscription services in absolute dollars for the third quarter of fiscal 2003 will decrease compared to the second quarter of fiscal 2003 due to lower depreciation expenses.

Costs of Consulting and Support Services.    Costs of consulting and support services consist of compensation expenses and related costs for consulting and support services personnel, all load-testing bandwidth costs and related network infrastructure costs. On a quarterly basis, costs of consulting and support services have increased 4% for the three months ended March 31, 2003 as compared to the corresponding period in 2002, and were 98% and 144% of consulting and support services revenue for the three months ended March 31, 2003 and 2002, respectively. Costs of consulting and support services have declined 1% for the six months ended March 31, 2003 as compared to the corresponding period in 2002, and were 98% and 131% of consulting and support services for the six months ending March 31, 2003 and 2002, respectively. Costs of consulting and support services increased $34,000 or 4% during the quarter ended March 31, 2003 compared to the corresponding period in 2002 and decreased $19,000 or 1% for the six months ended March 31, 2003 compared to the corresponding period in 2002. The increase in costs of consulting and support services for the three months ended March 31, 2003 as compared to the corresponding period in 2002 was primarily attributable to costs associated with WebEffective which we had acquired in October 2002. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We expect that costs of consulting and support services in absolute dollars for the third quarter of fiscal 2003 will decrease slightly from the second quarter of fiscal 2003.

Research and Development

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
Research and development	$2,053	$2,238	(8)%

For the six months ended March 31:
Research and development	$4,235	$4,551	(7)%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses decreased $185,000 or 8% for the three months ended March 31, 2003 as compared to the corresponding period in 2002 and $316,000 or 7% for the six months ended March 31, 2003 as compared to the corresponding period in 2002. The decrease was primarily attributable to lower costs resulting from a reduced number of research and development personnel, offset, in part, by additional costs related to acquisitions. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the third quarter of fiscal 2003 will decrease compared to the second quarter of fiscal 2003 due to reductions in personnel costs as a result of reduced salaries and lower headcount.

Sales and Marketing

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
Sales and marketing	$4,033	$4,968	(19)%

For the six months ended March 31:
Sales and marketing	$8,478	$10,066	(16)%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased $935,000 or 19% for the three months ended March 31, 2003 as compared to the corresponding period in 2002 and approximately $1.6 million or 16% for the six months ended March 31, 2003 as compared to the corresponding period in 2002. The decrease primarily resulted from the restructuring of our sales organization to focus more resources on our large corporate customers and, to a lesser extent, from reduced spending on certain marketing programs. We believe that sales and marketing expenses in absolute dollars for the third quarter of fiscal 2003 will decrease compared to the second quarter of fiscal 2003 due to reductions in personnel costs as a result of reduced salaries and lower headcount and fewer marketing programs.

Operations

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
Operations	$1,688	$1,969	(14)%

For the six months ended March 31:
Operations	$3,406	$3,977	(14)%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center and provide twenty-four by seven basic customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses decreased $281,000 or 14% for the three months ended March 31, 2003 as compared to the corresponding period in 2002 and $571,000 or 14% for the six months ended March 31, 2003 as compared to the corresponding period in 2002. The decrease in operations expenses was primarily the result of increasing operating efficiencies and reducing the number of personnel in the operations group. We believe that operations expenses in absolute dollars for the third quarter of fiscal 2003 will decrease compared to the second quarter of fiscal 2003 due to continued increases in operating efficiencies and reduction in personnel costs as a result of reduced salaries and lower headcount.

General and Administrative

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
General and administrative	$1,612	$1,766	(9)%

For the six months ended March 31:
General and administrative	$3,116	$3,599	(13)%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses decreased $154,000 or 9% for the three months ended March 31, 2003 as compared to the corresponding period in 2002 and $483,000 or 13% for the six months ended March 31, 2003 as compared to the corresponding period in 2002. The decrease in our general and administrative expenses was primarily due to lower bad debt provisions due to improved collection efforts. The decrease was due, to a lesser extent, to lower spending on professional service fees. We believe that general and administrative expenses in absolute dollars for the third quarter of fiscal 2003 will be slightly lower than the second quarter of fiscal 2003 due to reductions in personnel costs as a result of reduced salaries, offset in part by an increase related to recent changes in securities laws.

Excess Occupancy Costs

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
Excess occupancy costs	$293	$—	—

For the six months ended March 31:
Excess occupancy costs	$578	$—	—

Excess occupancy costs are costs related to fixed charges associated with the unoccupied portion of our headquarters’ building, such as property taxes, insurance and depreciation. These particular costs represent the fixed costs of operating our headquarters’ building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 60% during the three and six months ended March 31, 2003.

Amortization of Identifiable Intangible Assets and Stock-Based Compensation

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
Amortization of identifiable intangible assets	$421	$222	90%
Amortization of stock-based compensation	3	85	(96)%

Amortization of identifiable intangible assets and stock-based compensation	$424	$307	38%

For the six months ended March 31:
Amortization of identifiable intangible assets	800	436	83%
Amortization of stock-based compensation	27	170	(84)%

Amortization of identifiable intangible assets and stock-based compensation	$827	$606	36%

As of March 31, 2003 and 2002, we had identifiable intangible assets with a gross carrying value of approximately $11.7 million and $9.4 million, respectively. For the three months ended March 31, 2003 and 2002, we recorded expenses of $421,000 and $222,000, respectively, in amortization of identifiable intangible assets. For the six months ended March 31, 2003 and 2002, we recorded expenses of $800,000 and $436,000, respectively, in amortization of identifiable intangible assets. As of March 31, 2003 and 2002, the net carrying value of identifiable intangible assets was approximately $2.7 million and $1.9 million, respectively.

Certain options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $3,000 and $85,000 for the three months ended March 31, 2003 and 2002, respectively and $27,000 and $170,000 for the six months ended March 31, 2003 and 2002, respectively. The decrease in the amortization of deferred compensation for the three months ended March 31, 2003 as compared to the corresponding period in fiscal 2002 was a result of our discontinuing to amortize costs associated with former employees that have been terminated. As of March 31, 2003, we had a remaining balance of $4,000 included in deferred compensation remaining to be amortized during fiscal 2003. Deferred compensation is amortized on a straight-line basis over the vesting period of the options, and will be fully amortized by the end of fiscal 2003.

We expect the amortization of intangible assets and stock-based compensation to be approximately $430,000 for the third quarter of fiscal 2003, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of March 31, 2003, as listed in the table below, will be fully amortized by October 2005 (in thousands).

	Technology Based	Customer Based	Trademark	Total
Net carrying value at March 31, 2003	$2,589	$126	$4	$2,719

Interest Income, Net

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
Interest income, net	$1,661	$2,844	(42)%

For the six months ended March 31:
Interest income, net	$3,825	$6,147	(38)%

Net interest income decreased approximately $1.2 million or 42% for the three months ended March 31, 2003 as compared to the corresponding period in 2002 and decreased approximately $2.3 million or 38% for the six months ended March 31, 2003 as compared to the corresponding period in 2002. The majority of the net interest income was earned on our investments. The decrease in net interest income for the three and six months ended March 31, 2003 as compared to the corresponding period in fiscal 2002 was primarily due to the use of restricted cash to purchase our headquarters’ building in September 2002, a lower level of invested cash due to the issuer tender offer that closed in November 2002 and open market stock repurchases in fiscal 2003 and the continued decline in interest rates. We utilized $85.0 million of restricted cash to purchase our headquarters’ building in September 2002. During the three and six months ended March 31, 2003, we utilized approximately $3.1 million to repurchase 364,000 shares, and approximately $38.5 million to repurchase 4.7 million shares, respectively, primarily pursuant to the tender offer.

Provision for Income Taxes

No provision for federal and state income taxes was recorded for the three and six months ended March 31, 2003 and March 31, 2002, due to our operating losses, net operating loss carryforwards, and tax credits.

Cumulative Effect of a Change in Accounting Principle

	2003	2002	% Change
For the three months ended March 31:	(In thousands)
Cumulative effect of a change in accounting principle	$—	$—	—

For the six months ended March 31:
Cumulative effect of a change in accounting principle	$—	$3,160	—

As discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, “Cumulative Effect of a Change in Accounting Principle,” as a result of the implementation of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with acquisitions prior to fiscal 2002, in the six months ended March 31, 2002.

Liquidity and Capital Resources

At March 31, 2003, we had approximately $28.6 million in cash and cash equivalents and approximately $170.5 million in short-term investments, for a total of approximately $199.1 million in cash, cash-equivalents, and short-term investments. Our short-term investments consist of investment-grade corporate and government debt securities with Standard & Poor’s ratings of A or A+ or better.

Net cash provided by operating activities was approximately $2.3 million for the six months ended March 31, 2003. Net cash provided by operating activities was primarily the result of net income before all non-cash amortization and depreciation charges, a decrease in accounts receivable, and an increase in deferred revenue, offset by a decrease in accounts payable and accrued expenses and an increase in prepaids. Accounts receivable declined mainly due to improved collections. Accounts payable and accrued expenses declined mainly due to the timing of certain payments associated with large periodic insurance renewals. Prepaids increased due to the renewal of certain maintenance contracts. Net cash provided by operating activities was $106,000 for the six months ended March 31, 2002 and resulted from a loss from operations before all non-cash amortization and depreciation charges and the cumulative effect of a change in accounting principle, a decrease in accounts receivable, a decrease in prepaids and other current assets, and an increase in deferred revenue, offset by a decrease in accounts payable and accrued expenses. Accounts payable and accrued expenses declined mainly due to payments associated with our headquarters building and periodic insurance renewals and other vendors that support our operations. These decreases were partially offset by a decrease in accounts receivable due to successful collection efforts and a decrease in prepaids and other assets due to the receipt of accrued interest generated from our cash and short-term investments.

Cash provided by our investing activities was approximately $42.6 million for the six months ended March 31, 2003. We generated the net amount of approximately $44.1 million from the net sale of short-term investments and $75,000 in net receipts associated with the finalization of the acquisition of the business of Enviz, Inc. (Enviz) and Envive Corporation (Envive). We utilized approximately $1.5 million for capital expenditures. Cash used in our investing activities was approximately $5.9 million for the six months ended March 31, 2002. During the six months ended March 31, 2002, we used approximately $2.4 million for the net purchase of short-term investments, approximately $2.6 million for property and equipment, and approximately $1.0 million for our acquisitions of onDevice Corporation and Envive.

        We used approximately $38.5 million, including fees, for our financing activities for the six months ended March 31, 2003. During the six months ended March 31, 2003, we repurchased approximately 4.7 million shares for approximately $38.5 million, primarily pursuant to the 2002 tender offer, offset by approximately $1.3 million from the issuance of common stock under our employee stock option and stock purchase plans. As of March 31, 2003, the total number of shares repurchased since the initial repurchase program was authorized by our Board of Directors in January 2001 was approximately 6.1 million shares at an aggregate cost of approximately $48.7 million, including fees. On March 24, 2003, we announced that we had commenced an issuer tender offer for 7.5 million shares, or approximately 33.0% of our outstanding common stock as of February 28, 2003, at a purchase price of $9.50 per share, net to the seller in cash. The tender offer was scheduled to expire on May 9, 2003, however, on May 12, 2003, the tender offer was extended five business days to May 16, 2003. We currently have authorization to repurchase additional shares of our common stock for up to approximately $130.0 million, less stock already repurchased. Financing activities generated $385,000 for the six months ended March 31, 2002. We received $1.3 million from the issuance of common stock under our employee stock option and stock purchase plans, offset by $648,000 used for the repayment of notes payable for capital equipment leases, and $248,000 used to repurchase 34,500 shares of our common stock under our open market repurchase program.

As of March 31, 2003, our principal commitments consisted of $286,000 in real property operating leases. We expect that, we will make additional capital expenditures of approximately $600,000 related to our operations and headquarters building for the third quarter of fiscal 2003, absent any acquisition costs or other extraordinary transactions. Assuming that the maximum 7.5 million shares are tendered in our issuer tender offer which is scheduled to expire in May 16, 2003, we expect that the aggregate purchase price will be approximately $71.3 million, plus our expected fees and expenses of approximately $125,000.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, additional stock repurchases, decreases in customers or renewals, or changes in the value of our short-term investments. If, after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

Critical Accounting Policies and Judgments

In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial statements, our management is required to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related notes. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Our critical accounting policies and judgments are of both a routine and non-routine nature. The recurring policies relate to revenue recognition and the allowance for doubtful accounts receivable. The non-routine policy relates to the valuation of long-lived assets.

Revenue Recognition

Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Our subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. We do not generally grant refunds during the initial subscription term. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing service, is recognized as the services are performed, typically over one to three month period. For consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

Allowance for Doubtful Accounts Receivable

Accounts receivable is recorded net of allowance for doubtful accounts, of $844,000 or 17% of total accounts receivable and approximately $1.2 million or 20% of total accounts receivable as of March 31, 2003 and September 30, 2002, respectively. Our accounting policy for allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future or reductions in allowances due to future recoveries.

Valuation of Long-Lived Assets

We evaluate the recoverability of fixed assets and intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such asset group may not be fully recoverable. Changes in circumstances include economic conditions or operating performance. Our evaluation is based upon assumptions about the estimated future undiscounted net cash flows from such asset groups. Management continually applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted net cash flows used to assess recoverability and the fair value of the asset group. If a future event or circumstance indicates that an impairment assessment is required and an asset group is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148 also amends APB Opinion No. 28 , “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We will continue to apply the intrinsic value method of APB 25 and have adopted the disclosure requirements of SFAS No. 148, effective January 1, 2003, and have provided the disclosures required under SFAS No. 148 in Note 2.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 were effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amount recognized of such exit or disposal activities.

Factors That May Impact Future Operating Results

We have introduced new products and services, and we have an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have recently introduced many new products, including:

•	In May 2002, we acquired NetMechanic, Inc., which enhanced the monitoring services that we currently provide through our Red Alert division.

•	In July 2002, we released an updated version of our Transaction Perspective.

•	In October 2002, we introduced WebEffective, a new online user experience testing service based on our acquisition of Enviz, Inc. We also introduced Enterprise HTML Toolbox, a web site testing service providing the large enterprise with a scaleable tool to test the content and integrity of web sites in all stages from development to deployment, and Traffic Perspective, a service that provides e-businesses with a real-time single graphical view into web site traffic.

•	In December 2002, we introduced the latest version of our Web Site Perspective service and the Keynote Tivoli Adapter, part of our Enterprise Perspective family of services.

•	In January 2003, we released an updated version of our Wireless Perspective.

The revenue and income potential of our current business and services and the related markets are unproven over the long term. In addition, because some of our products and services are new and because the market for web performance management and web performance testing services is evolving, we have limited insight into trends that may emerge and affect our business.

We have incurred losses and may, in the future, continue to incur losses, and we may never achieve profitability.

We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of $2.1 million and $4.1 million for the three and six months ended March 31, 2003, and as of March 31, 2003, we had an accumulated deficit of $141.4 million. In addition, we are required under accounting principles generally accepted in the United States to review our identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2003, we had approximately $2.7 million of identifiable intangible assets. If we complete acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in fiscal 2002 when we recorded an impairment charge for goodwill of approximately $3.2 million in connection with acquisitions made prior to fiscal 2002. We must lower our operating expenses and generate sufficient revenue to achieve and sustain profitability.

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

Further, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. We have experienced an increase in cancellations and non-renewals in the past and may continue to experience an increased amount of cancellations and/or non-renewals. We increased the prices for some of our Perspective services during the third quarter of fiscal 2002 and others during the first quarter of fiscal 2003.

We have experienced, and may in the future experience, cancellations and/or reduction in service. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us, our revenue could continue to decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue. Continued reductions and/or cancellations could also result in our inability to collect amounts due.

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

Results of operations could vary from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	the rate of new and renewed subscriptions to our services;

•	the amount and timing of any reductions by our customers in their usage of our services;

•	our ability to increase the number of web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	our ability to attract new customers in a quarter, particularly larger customers;

•	our ability to successfully introduce new products and services;

•	the timing and amount of consulting and support services revenue, which is difficult to predict in any given quarter due to the short-term nature of these engagements;

•	the timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•	the timing and amount, if any, of impairment charges related to potential write-downs of assets acquired in acquisitions; and

•	the timing and amount, if any, of restructuring costs if we are required to further restructure our operations.

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

Sales of our web performance benchmarking services, primarily our Web Site Perspective—Business Edition services, and, to a lesser degree, Transaction Perspective have generated a majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our benchmarking services. We have recently increased the prices of all of our Perspective services, which could reduce demand for these services. This could result in decreased sales, which would cause our revenue to decline.

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

We offer complex services, which may not perform at the level our customers expect. We have, in the past, occasionally given credits to customers as a result of past problems with our service. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs. In addition, we have acquired, rather than developed internally, some of our services in connection with our acquisitions of companies and businesses. These services may not perform at the level we or our customers expect.

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

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking, testing, and application performance management, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, an unit of Lucent Technologies, and free services that measure web site availability, including Internet Weather Report, a unit of MIDS Matrix IQ Service. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Precise Software (now part of Veritas), and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

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

Ten customers accounted for approximately 30% of our total revenue for the three months ended March 31, 2003. No single customer accounted for 10% or more of our total revenue for the three or six months ended March 31, 2003. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our web performance management and web performance testing services, we may not be able to grow our business.

        To increase sales of our web performance management and web performance testing services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In fiscal 2002, we terminated relationships with two of our international resellers and may be required to terminate other reseller relationships in 2003. As a result, we are investing time and resources in evaluating replacements for these resellers and are committing resources to modify our direct sales effort in the United Kingdom.

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

Consulting and support services revenue represented approximately 10% of total revenue for both the three and six months ended March 31, 2003, respectively. Although our cost of consulting and support services has not exceeded our consulting revenue in recent periods, in the past it has been greater than consulting revenue. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will be greater than the costs of subscription services as a percentage of subscription services revenue. We will also need to successfully market these services to potential customers in order to increase revenue. Each consulting engagement typically spans a one to three month period, and therefore, it is more difficult for us to predict the amount of consulting and support services revenue recognized in any particular quarter. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

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

If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, with the last one of significance occurring in October 2002. The outages that we have experienced have lasted no more than a few hours. These outages have been caused by a variety of factors including electrical distribution equipment malfunctions, operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility’s being inadequately equipped to house our operations center. Any outage for any period of time or loss of customer data could cause us to lose customers.

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

We believe we must expand the sales of our services outside the United States. To date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 6% and 5% of our total revenue for the three and six months ended March 31, 2003, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations would subject us to risks we do not face in the United States. These include:

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

Item 3.     Qualitative and Quantitative Disclosures about Market Risks

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at March 31, 2003, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $765,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at March 31, 2003. We do not enter into derivative transactions for trading or speculative purposes.

Item 4.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer performed an evaluation, with the participation of our Disclosure Committee and other members of our management, of the effectiveness of the design and operation of our “disclosure controls and procedures”, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation described in paragraph (a) above.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits are essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints allege generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The plaintiffs’ counsel and the individual named defendants’ counsel have reached an agreement whereby the individual named defendants have been dismissed from the case, without any payments by us. The case against the underwriters and us continues, however, plaintiffs’ counsel and the underwriters have each offered revised settlement proposals to the issuers, but various terms and conditions are still being negotiated. We are still evaluating each proposal. We believe the claims are without merit and intend to defend the actions vigorously should a settlement not be reached. However, these claims, even if not meritorious, could be expensive to defend and divert management’s attention from operating our company.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on March 25, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A.

(c)	The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of directors were as indicated.

(1)	Holders of our common stock voted to re-elect our six directors to serve until his or her successor has been elected and qualified or until his or her earlier resignation or removal as follows:

	For	Against	Withheld	Non-Vote
Umang Gupta	19,265,425	1,818,320	—	—
David Cowan	19,712,643	1,371,102	—	—
Stratton Sclavos	18,448,365	2,635,380	—	—
Deborah Rieman	19,381,921	1,701,824	—	—
Mohan Gyani	19,320,425	1,763,320	—	—
Geoffrey Penney	19,712,643	1,371,102	—	—

(2)	Holders of our common stock voted to approve amendments to the 1999 Equity Incentive Plan to eliminate the automatic annual increase in the number of shares reserved under the plan and to reduce the per employee share grant limitation as follows:

For	Against	Withheld	Non-Vote
19,569,017	1,512,667	2,061	—

(3)	Holders of our common stock voted to approve an amendment to the 1999 Stock Purchase Plan to eliminate the automatic annual increase in the number of shares reserved under the plan as follows:

For	Against	Withheld	Non-Vote
21,069,111	12,998	1,636	—

(4)	Holders of our common stock voted to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending September 30, 2003.

For	Against	Withheld	Non-Vote
20,749,622	321,139	12,984	—

(d)	On March 12, 2003, we announced that we had reached an agreement with a stockholder group led by Barington Companies Equity Partners, L.P. to resolve a potential proxy fight by the Barington Companies group to replace our board with its proposed slate of directors at the 2003 Annual Meeting of Stockholders. As part of the agreement, the Barington Companies group agreed to withdraw its preliminary proxy statement and its proposed slate of directors.

Item 5.     Other Information

On May 12, 2003, we announced that we extended the tender offer period for our issuer tender offer from 12:00 midnight, Eastern Time, on May 9, 2003, for an additional 5 business days, until 12:00 Midnight, Eastern Time, on May 16, 2003. Accordingly, the tender offer and withdrawal rights will expire at 12:00 Midnight, Eastern Time, on Friday, May 16, 2003, unless we further extend the tender offer. At the close of business on May 9, 2003, approximately 5.7 million shares of Keynote common stock had been validly tendered and not withdrawn pursuant to the tender offer. In addition, during the tender offer period, our management had preliminary discussions with a third party concerning a potential acquisition. These discussions have terminated. Given the extension of the tender offer, we departed from our policy of not announcing or commenting on potential acquisition transactions. We intend to adhere to this policy in the future and do not intend to update these statements, whether or not discussions resume with this third party or commence with other parties.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as Exhibits to this Report:

99.1	Certification of Principal Executive Officer *

99.2	Certification of Principal Financial Officer *

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

(b)	Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 15th day of May 2003.

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

Date: May 15, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ JOHN J. FLAVIO
John J. Flavio Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.