Form 10-Q
period 2003-06-30
KEYNOTE SYSTEMS INC
filed 2003-08-14
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-27241

KEYNOTE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3226488
(State or other jurisdiction of incorporation or organization) 777 Mariners Island Blvd., San Mateo, CA (Address of principal executive offices)	(I.R.S. Employer Identification No.) 94404 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at July 31, 2003

Common Stock, $.001 par value	18,730,292

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2003	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$14,759	$20,874
Short-term investments	144,659	218,413

Total cash, cash equivalents, and short-term investments	159,418	239,287
Accounts receivable, less allowance for doubtful accounts of $783 and $1,238 as of June 30, 2003 and September 30, 2002, respectively	4,460	4,820
Prepaid and other current assets	965	1,347

Total current assets	164,843	245,454

Property and equipment, net	34,590	37,468
Identifiable intangible assets, net	2,309	2,859

Total assets	$201,742	$285,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	828	1,014
Accrued expenses	7,594	8,191
Deferred revenue	4,694	5,121

Total current liabilities	13,116	14,326

Total liabilities	13,116	14,326

Stockholders’ equity:
Common stock	23	28
Treasury stock	(43,329)	(6,990)
Additional paid-in capital	373,967	413,684
Deferred compensation	(1)	(31)
Accumulated deficit	(142,708)	(137,331)
Accumulated other comprehensive income	674	2,095

Total stockholders’ equity	188,626	271,455

Total liabilities and stockholders’ equity	$201,742	$285,781

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Subscription services	$8,691	$8,516	$26,099	$25,869
Consulting and support services	741	958	2,649	2,403

Total revenue	9,432	9,474	28,748	28,272

Operating Expenses:
Costs of subscription services	1,873	2,721	6,618	8,970
Costs of consulting and support services	1,047	742	2,917	2,631
Research and development	1,744	2,258	5,979	6,809
Sales and marketing	3,083	4,902	11,561	14,968
Operations	1,651	1,824	5,057	5,801
General and administrative	1,602	1,845	4,718	5,444
Excess occupancy costs	284	—	862	—
Amortization of identifiable intangible assets and stock-based compensation	413	397	1,240	1,003
In-process research and development charge	—	200	—	200

Total operating expenses	11,697	14,889	38,952	45,826

Loss from operations	(2,265)	(5,415)	(10,204)	(17,554)
Interest income, net	1,002	2,916	4,827	9,063

Net loss before cumulative effect of a change in accounting principle	(1,263)	(2,499)	(5,377)	(8,491)
Cumulative effect of a change in accounting principle	—	—	—	(3,160)

Net loss	$(1,263)	$(2,499)	$(5,377)	$(11,651)

Net loss per share:
Net loss per share before the cumulative effect of a change in accounting principle	(0.06)	(0.09)	(0.23)	(0.30)
Cumulative effect per share of a change in accounting principle	—	—	—	(0.12)

Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.23)	$(0.42)

Shares used in computing basic and diluted net loss per share	20,831	27,999	23,217	27,928

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,377)	$(11,651)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,824	5,961
Amortization of intangible assets	1,210	748
Amortization of debt investment premium	2,961	1,986
Cumulative effect of a change in accounting principle	—	3,160
In-process research and development charge	—	200
Amortization of deferred stock-based compensation	30	255
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	360	2,595
Prepaid and other assets	1,619	2,742
Accounts payable, accrued expenses and accrued excess facility costs	(1,309)	(5,360)
Deferred revenue	(442)	(61)

Net cash provided by operating activities	3,876	575

Cash flows from investing activities:
Purchase of plant, property and equipment	(1,602)	(3,001)
Proceeds from (purchase of ) businesses and assets, net	75	(2,194)
Sales of short-term investments	165,846	51,430
Purchases of short-term investments	(98,028)	(38,609)

Net cash provided by investing activities	66,291	7,626

Cash flows from financing activities:
Repayment of notes payable and capital lease	—	(793)
Proceeds from issuance of common stock	2,888	1,447
Repurchase of outstanding common stock	(79,170)	(1,956)

Net cash used in financing activities	(76,282)	(1,302)

Net (decrease) increase in cash and cash equivalents	(6,115)	6,899
Cash and cash equivalents at beginning of the period	20,874	44,231

Cash and cash equivalents at end of the period (1) (2)	$14,759	$51,130

(1)	Excludes $144.7 million of short-term investments at June 30, 2003.
(2)	Excludes $279.8 million of short-term investments and restricted cash at June 30, 2002.

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at June 30, 2003, and the results of operations and cash flows for the interim periods ended June 30, 2003 and 2002.

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

The results of operations and cash flows for any interim period are not necessarily indicative of the Company’s results of operations and cash flows for any other future interim period or for a full fiscal year.

Excess occupancy costs are fixed charges associated with the unoccupied portion of the Company’s headquarters’ building, such as property taxes, insurance and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 60% during the three and nine months ended June 30, 2003.

Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

(2)    Stock-Based Compensation Plans

The Company issues stock options to its employees and outside directors and provides employees with stock purchase rights pursuant to stockholder approved equity incentive and employee stock purchase plans. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in operating expenses for the three and nine months ended June 30, 2003 and 2002, as all options granted under these plans had an exercise price equal to or in excess of the fair market value of the underlying common stock as of the grant date for each stock option, except for certain stock options granted in fiscal 1999 or earlier, prior to the Company’s initial public offering. For those option grants in fiscal 1999 or earlier, the Company recorded deferred stock compensation of $1.9 million for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount is being amortized on a straight-line basis over the vesting period, which is generally four years. As of June 30, 2003, the unamortized deferred compensation balance was $1,000, which will be fully amortized by the end of fiscal 2003.

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

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss, as reported	$(1,263)	$(2,499)	$(5,377)	$(11,651)
Add: Stock-based employee compensation included in net loss	3	85	30	255
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,127)	(3,407)	(8,017)	(9,689)

Pro forma net loss	$(3,387)	(5,821)	(13,364)	(21,085)

Basic and diluted net loss per share:
As reported	$(0.06)	$(0.09)	$(0.23)	$(0.42)
Pro forma	$(0.16)	$(0.21)	$(0.58)	$(0.75)

The net tax effect on the stock-based employee compensation determined under fair value based method for all awards is zero.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3)    Revenue Recognition

Subscription services revenue consists of fees from subscriptions to the Company’s Internet measurement, monitoring, testing and diagnostic services. The Company’s subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. The Company does not generally grant refunds. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenue from consulting and support services, which includes revenue from its load-testing services, is recognized as the services are performed, typically over a one to three month period. For consulting projects that span more than one month, the Company recognizes revenue as milestones or deliverables are completed.

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

(5)    Comprehensive Loss

Comprehensive loss includes net loss and unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The functional currency of the Company’s foreign operations is the applicable local currency. Gains and losses from foreign currency transactions are reflected in the condensed consolidated statements of operations as incurred. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss	$(1,263)	$(2,499)	$(5,377)	$(11,651)
Net unrealized gain (loss) on available-for-sale investments	(232)	596	(1,441)	(20)
Foreign currency translation gain	78	—	19	—

Comprehensive loss	$(1,417)	$(1,903)	$(6,799)	$(11,671)

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

Credit risk is concentrated in North America, but also exists in Europe. The Company generally requires no collateral from customers, however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts after considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days old to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage, based on historical collection trends, to the outstanding accounts receivable balance. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in additional allowances in the future. The Company believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At June 30, 2003, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was subsequently collected in July 2003. At June 30, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was subsequently collected in 2002. For the three and nine months ended June 30, 2003, and the nine months ended June 30, 2002, no single customer accounted for more than 10% of the Company’s total revenue during each applicable period. For the three months ended June 30, 2002, one customer accounted for 10% of the Company’s total revenue.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(7)    Investments

For the purposes of the condensed consolidated financial statements, the Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. All of the Company’s cash equivalents and short-term investments are classified as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss). The following table summarizes the Company’s short-term investments in investment-grade corporate and government debt securities with Moody’s ratings of A2 or better as of June 30, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. government agencies	$59,356	$243	$(28)	$59,571
Corporate bonds and commercial paper	84,757	353	(22)	85,088

Total	$144,113	$596	$(50)	$144,659

Income taxes on net unrealized gains are expected to be immaterial.

The following table summarizes the maturities of fixed maturity investments available for sale at June 30, 2003 (in thousands). Expected maturities will differ from contractual maturities of the debt securities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Due in 1 year	$58,711	$58,883
Due in 2 years	85,402	85,776

Total	$144,113	$144,659

(8)    Identifiable Intangible Assets

As of June 30, 2003, the net carrying value of identifiable intangible assets was approximately $2.3 million. During the first quarter of fiscal 2003, the Company acquired approximately $813,000 of technology-based and $31,000 of customer-based intangible assets related to the acquisition of the business of Enviz, Inc. (Enviz) (see Note 10). The purchase price allocation for the acquisition of the business of Enviz, Inc. was adjusted by approximately $40,000 of cash, which was received by the Company during the second quarter of fiscal 2003 as a result of the finalization of the acquisition. This amount was allocated based on the original purchase price allocation ratios to technology-based and customer-based intangible assets. In addition, the purchase price allocation for the acquisition of the business of Envive Corporation (Envive) was adjusted to reflect an amount of approximately $144,000 of cash, which was received by the Company during the first quarter of fiscal 2003 as a result of the finalization of the acquisition. This amount was allocated based on the original purchase price allocation ratios to technology-based and customer-based intangible assets. As a result, the net change in the gross carrying value of the identifiable intangible assets for the nine months ended June 30, 2003 increased by $660,000. These assets are being amortized over a three year period, with minimal residual values. During the three and nine month periods ended June 30, 2003, the amortization expense for intangible assets was approximately $410,000 and $1.2 million, respectively. The components of identifiable intangible assets are as follows (in thousands):

As of June 30, 2003:	Technology Based	Customer Based	Trademark	Total
Gross carrying value	$7,815	$3,678	$250	$11,743
Accumulated amortization	(5,590)	(3,595)	(249)	(9,434)

Net carrying value at June 30, 2003	$2,225	$83	$1	$2,309

As of September 30, 2002:
Gross carrying value	$7,173	$3,660	$250	$11,083
Accumulated amortization	(4,520)	(3,465)	(239)	(8,224)

Net carrying value at September 30, 2002	$2,653	$195	$11	$2,859

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortization expense for existing intangible assets is estimated to be approximately $379,000 for the remainder of fiscal 2003, approximately $1.35 million for fiscal 2004, and approximately $580,000 for fiscal 2005.

(9)    Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding excluding shares of restricted stock subject to repurchase summarized below and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the “as-if-converted” basis.

The following potential common shares have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	Three and nine months ended June 30
	2003	2002
Shares outstanding under stock options	5,420	5,875
Shares of restricted stock subject to repurchase	6	18

Total shares excluded	5,426	5,893

The weighted-average exercise price per share of common stock subject to stock options was $12.71 as of June 30, 2003 and $13.45 as of June 30, 2002. The weighted-average repurchase price of restricted stock was $0.26 as of June 30, 2003, and $1.07 as of June 30, 2002.

(10)    Acquisitions

In October 2002, the Company acquired the business of Enviz, Inc. (Enviz), a developer of user experience testing technology for $76,000 in cash and 111,000 shares of the Company’s common stock.

The $841,000 purchase price consideration was based on estimated fair values of the assets and liabilities of Enviz at the acquisition date, and allocated to the technology-based and customer-based intangible assets acquired. There was no goodwill arising from the acquisition. Identifiable intangible assets are being amortized on a straight-line basis over a three year period. Amortization of identifiable intangible assets related to the acquisition of the business of Enviz was $66,000 and $209,000 for the three and nine months ended June 30, 2003. The condensed consolidated statements of operations for the three and nine months ended June 30, 2003 include the results of operations relating to Enviz’s business activity subsequent to the acquisition. If the results of the two companies were combined on a pro forma basis for the three and nine months ended June 30, 2002, the difference between pro forma results and the actual results reported herein, would be immaterial.

During the nine months ended June 30, 2003, in connection with the finalization of the acquisition of the business of Enviz, the Company received $40,000 of cash. As a result, the $841,000 purchase price allocation was reduced to reflect the Company’s receipt of this amount. The remaining $801,000 was allocated based on the original purchase price allocation ratios to technology-based and customer-based intangible assets as follows: $774,000 to technology-based intangible assets, $29,000 to customer-based intangible assets, and $2,000 to net liabilities.

During the nine months ended June 30, 2003, in connection with the finalization of the acquisition of the business of Envive Corporation, the Company received $144,000 of cash. As a result, the original $3.4 million purchase price was adjusted to reflect the Company’s receipt of this amount. The remaining $3.3 million was allocated based on the original purchase price allocation ratios to technology-based and customer-based intangible assets.

        Additionally, as of October 1, 2001, the Company recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill associated with its acquisitions made prior to fiscal 2002.

        In July 2003, the Company acquired the business of Streamcheck, a provider of quality measurement services for streaming media, for $500,000 in cash, plus up to $450,000 additional cash payment if certain revenue and profitability targets are achieved during the period from July 22, 2003 through September 30, 2004. The Company believes this acquisition will enhance its ability to provide streaming measurement services.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(11)    Commitments and Contingencies

(A) Leases

The Company leases certain of its facilities under non-cancelable operating leases, which expire on various dates through December 2005. At June 30, 2003, future minimum payments under the leases are as follows (in thousands):

Twelve months ended June 30:	Operating Leases
2004	$129
2005	103
2006	43
Thereafter	—

Total minimum lease payments	$275

(B) Commitments

The Company has contingent commitments to 51 bandwidth and collocation providers amounting to $962,000 for 96 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration. At present, the Company does not intend to terminate any of these agreements prior to their expiration.

(C) Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of the Company’s initial public offering. These lawsuits are essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints allege generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The plaintiffs’ counsel and the individual named defendants’ counsel have reached an agreement whereby the individual named defendants have been dismissed from the case, without any payments by the Company. The Company has accepted a settlement proposed by the plaintiffs and its Directors and Officers insurance carriers, which will not require any payments by the Company. The final settlement is currently awaiting approval from the United States District Court for the Southern District of New York.

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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13)    Stock Repurchase Program

The Company completed an issuer tender offer on November 26, 2002. The Company purchased approximately 4.3 million shares at a price of $8.00 per share under the offer for approximately $34.2 million.

The Company completed an issuer tender offer on May 16, 2003. The Company purchased approximately 4.3 million shares at a price of $9.50 per share under the tender offer for approximately $40.5 million.

The total number of shares repurchased since January 2001, including the tender offers described above, is approximately 10.3 million shares, for an aggregate price of approximately $89.4 million.

(14)    Geographic, Segment, and Significant Customer Information

The Company has determined that it operates in a single reportable segment: the development and sale of services to measure, test, assure and improve the quality of service of web sites.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These sales and the Company’s foreign-owned assets are not significant. At June 30, 2003, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was subsequently collected in July 2003. At June 30, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was subsequently collected in 2002. For the three and nine months ended June 30, 2003, and the nine months ended June 30, 2002, no single customer accounted for more than 10% of the Company’s total revenue during each period. For the three months ended June 30, 2002, one customer accounted for 10% of the Company’s total revenue.

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

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing, and diagnostic services. Our subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription services revenue, and is recorded as deferred revenue on our balance sheet until the revenue is earned. As of June 30, 2003, we had recorded $4.7 million of deferred revenue. We do not generally grant refunds. All discounts granted are netted against revenue. Revenue is not recognized during free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing services, is recognized as the services are performed, typically over a one to three month period. For longer consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

A majority of our subscription services revenue comes from our web performance benchmarking services. Subscription services revenue also includes our Red Alert and NetMechanic monitoring and alarm services, test perspective subscription services, WebEffective subscription services, application performance management subscription services, and our private agent application performance management services. Our customers purchase these subscription services for initial terms of three to twelve months and then may renew their subscription on an annual, semi-annual, or month-to-month basis.

Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services.

We offer our consulting and support services on a per engagement basis. Consulting and support services revenue as a percentage of total revenue amounted to 8% and 9% for the three and nine months ended June 30, 2003. We believe that consulting and support services revenue may increase in the future as a percentage of total revenue as our existing consulting and support services become more widely used and as we introduce additional consulting and support services. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

For the quarter ended June 30, 2003, our 10 largest customers accounted for approximately 32% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customer agreements can generally be terminated at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

Effective April 1, 2003, we implemented company-wide salary reductions, reduced headcount, and amended our bonus structure to be contingent on the achievement of overall company profitability as well as individual performance targets. Accordingly, we expect that expenses for research and development, sales and marketing, operations, general and administrative, and excess occupancy costs for the fourth quarter of fiscal 2003 will decrease compared to the third quarter of fiscal 2003.

Results of Operations

Revenue

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
Subscription services	$8,691	$8,516	2%
Consulting and support services	741	958	(23%)

	$9,432	$9,474	(0.4%)
For the nine months ended June 30:
Subscription services	$26,099	$25,869	1%
Consulting and support services	2,649	2,403	10%

	$28,748	$28,272	2%

Subscription Services.    Revenue from subscription services increased by $175,000 or 2% for the three months ended June 30, 2003 as compared to the same period in 2002. Revenue from subscription services increased $230,000 or 1% for the nine months ended June 30, 2003 as compared to the same period in 2002. Subscription services represented approximately 92% and 90% of total revenue for the three months ended June 30, 2003 and 2002, respectively, and approximately 91% and 92% of total revenue for the nine months ended June 30, 2003 and 2002, respectively. The slight increase was primarily due to increases in revenue from our application performance management services.

Consulting and Support Services.    Revenue from consulting and support services decreased $217,000 or 23% for the three months ended June 30, 2003 as compared to the same period in 2002, however, it increased $246,000 or 10% for the nine months ended June 30, 2003 as compared to the same period in 2002. Consulting and support services represented approximately 8% and 10% of total revenue for the three months ended June 30, 2003 and 2002, respectively, and approximately 9% and 8% of total revenue for the nine months ended June 30, 2003 and 2002, respectively. The decrease for the three month period was primarily due to fewer engagements and engagements for a lower level of services, offset by increased revenue from our new service offerings, Keynote Diagnostic Services, which were introduced in the first quarter of fiscal 2002, and WebEffective, which was introduced in the first quarter of fiscal 2003. The increase for the nine month period was primarily due to the increased contributions from Keynote Diagnostic Services and WebEffective. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As such, it is difficult for us to predict our consulting and support services revenue from period to period.

At June 30, 2003, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was subsequently collected in July 2003. At June 30, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was subsequently collected in 2002. For the three and nine months ended June 30, 2003, and the nine months ended June 30, 2002, no single customer accounted for more than 10% of the Company’s total revenue during each period. For the three months ended June 30, 2002, one customer accounted for 10% of the Company’s total revenue.

Expenses:

Costs of Subscription and Consulting and Support Services

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
Costs of subscription services	$1,873	$2,721	(31)%
Costs of consulting and support services	$1,047	$742	41%
For the nine months ended June 30:
Costs of subscription services	$6,618	$8,970	(26)%
Costs of consulting and support services	$2,917	$2,631	11%

Costs of Subscription Services.    Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services decreased $848,000 or 31% for the three months ended June 30, 2003 as compared to the same period in 2002 and represented 22% and 32% of subscription services revenue for the three months ending June 30, 2003 and 2002, respectively. Costs of subscription services decreased $2.4 million or 26% for the nine months ended June 30, 2003 as compared to the same period in 2002 and represented 25% and 35% of subscription services revenue for the nine months ending June 30, 2003 and 2002, respectively. The decreases were primarily due to reduced costs for bandwidth and, to a lesser extent, lower bandwidth usage, hardware and depreciation expenses. We believe that costs of subscription services in absolute dollars for the fourth quarter of fiscal 2003 will decrease slightly compared to the third quarter of fiscal 2003 due to lower bandwidth and depreciation expenses.

Costs of Consulting and Support Services.    Costs of consulting and support services consist of compensation expenses and related costs for consulting and support services personnel, all load-testing bandwidth costs and related network infrastructure costs. Costs of consulting and support services increased $305,000 or 41% for the three months ended June 30, 2003 as compared to the corresponding period in 2002, and represented 141% and 77% of consulting and support services revenue for the three months ended June 30, 2003 and 2002, respectively. Costs of consulting and support services increased $286,000 or 11% for the nine months ended June 30, 2003 as compared to the corresponding period in 2002, and represented 110% and 109% of consulting and support services revenue for the nine months ending June 30, 2003 and 2002, respectively. The increase in costs of consulting and support services was primarily attributable to costs associated with our WebEffective service, which we acquired in October 2002 and, to a lesser extent, to an increase in the number of personnel. We expect that costs of consulting and support services in absolute dollars for the fourth quarter of fiscal 2003 will increase slightly from the third quarter of fiscal 2003, but will be slightly lower as a percentage of revenue.

Research and Development

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
Research and development	$1,744	$2,258	(23%)
For the nine months ended June 30:
Research and development	$5,979	$6,809	(12%)

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses decreased $514,000 or 23% for the three months ended June 30, 2003 as compared to the corresponding period in 2002, and $830,000 or 12% for the nine months ended June 30, 2003 as compared to the corresponding period in 2002. The decrease was primarily attributable to lower costs resulting from a reduced number of research and development personnel and reduced salaries, offset, in part, by additional costs related to acquisitions. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the fourth quarter of fiscal 2003 will decrease compared to the third quarter of fiscal 2003 due to reductions in personnel costs associated with lower headcount.

Sales and Marketing

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
Sales and marketing	$3,083	$4,902	(37%)
For the nine months ended June 30:
Sales and marketing	$11,561	$14,968	(23%)

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased $1.8 million or 37% for the three months ended June 30, 2003 as compared to the corresponding period in 2002 and approximately $3.4 million or 23% for the nine months ended June 30, 2003 as compared to the corresponding period in 2002. The decrease primarily resulted from a reduced number of sales and marketing personnel and, to a lesser extent, from reduced spending on certain marketing programs. We believe that sales and marketing expenses in absolute dollars for the fourth quarter of fiscal 2003 will decrease compared to the third quarter of fiscal 2003 due to fewer marketing programs and to reductions in personnel costs associated with lower headcount.

Operations

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
Operations	$1,651	$1,824	(9%)
For the nine months ended June 30:
Operations	$5,057	$5,801	(13%)

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and our headquarters data center, and provide twenty-four by seven basic customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses decreased $173,000 or 9% for the three months ended June 30, 2003 as compared to the corresponding period in 2002, and $744,000 or 13% for the nine months ended June 30, 2003 as compared to the corresponding period in 2002. The decrease in operations expenses was primarily the result of increasing operating efficiencies and reducing the number of personnel in the operations group, and to a lesser extent, to lower personnel costs associated with reduced salaries. We believe that operations expenses in absolute dollars for the fourth quarter of fiscal 2003 will decrease compared to the third quarter of fiscal 2003 due to continued increases in operating efficiencies and reduction in personnel costs associated with lower headcount.

General and Administrative

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
General and administrative	$1,602	$1,845	(13%)
For the nine months ended June 30:
General and administrative	$4,718	$5,444	(13%)

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses decreased $243,000 or 13% for the three months ended June 30, 2003 as compared to the same period in 2002 and $726,000 or 13% for the nine months ended June 30, 2003 as compared to the same period in 2002. The decrease was primarily attributable to a reduced number of general and administrative personnel, reduced salaries and lower bad debt provisions, and, to a lesser extent, to lower spending on professional service fees. We believe that general and administrative expenses in absolute dollars for the fourth quarter of fiscal 2003 will be slightly lower than the third quarter of fiscal 2003 due to reductions in personnel costs associated with lower headcount, offset in part by an increase in costs related to complying with changes in securities laws.

Excess Occupancy Costs

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
Excess occupancy costs	$284	$—	N/M
For the nine months ended June 30:
Excess occupancy costs	$862	$—	N/M

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters’ building, such as property taxes, insurance and depreciation. These particular costs represent the fixed costs of operating our headquarters’ building, acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 60% during the three and nine months ended June 30, 2003.

Amortization of Identifiable Intangible Assets and Stock-Based Compensation

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
Amortization of identifiable intangible assets	$410	$312	31%
Amortization of stock-based compensation	3	85	(96)%

Amortization of identifiable intangible assets and stock-based compensation	$413	$397	4%

For the nine months ended June 30:
Amortization of identifiable intangible assets	1,210	748	62%
Amortization of stock-based compensation	30	255	(88)%

Amortization of identifiable intangible assets and stock-based compensation	$1,240	$1,003	24%

As of June 30, 2003 and 2002, we had identifiable intangible assets with a gross carrying value of approximately $11.7 million and $11.1 million, respectively. For the three months ended June 30, 2003 and 2002, we recorded expenses of $410,000 and $312,000, respectively, of amortization related to these identifiable intangible assets. For the nine months ended June 30, 2003 and 2002, we recorded expenses of approximately $1.2 million and $748,000, respectively, of amortization related to these identifiable intangible assets. As of June 30, 2003 and 2002, the net carrying value of identifiable intangible assets was approximately $2.3 million and $3.2 million, respectively.

Certain options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $3,000 and $85,000 for the three months ended June 30, 2003 and 2002, respectively and $30,000 and $255,000 for the nine months ended June 30, 2003 and 2002, respectively. The decrease in the amortization of deferred compensation for the three months ended June 30, 2003 as compared to the corresponding period in fiscal 2002 was a result of our discontinuing to amortize costs associated with former employees that have been terminated. As of June 30, 2003, we had a remaining balance of $1,000 included in deferred compensation. Deferred compensation is amortized on a straight-line basis over the vesting period of the options and will be fully amortized by the end of fiscal 2003.

We expect the amortization of intangible assets and stock-based compensation to be approximately $400,000 for the fourth quarter of fiscal 2003, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of June 30, 2003, as listed in the table below, will be fully amortized by October 2005 (in thousands).

	Technology Based	Customer Based	Trademark	Total
Net carrying value at June 30, 2003	$2,225	$83	$1	$2,309

In-process Research and Development Charge

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
In-process research and development	$ —	$200	N/M
For the nine months ended June 30:
In-process research and development	$ —	$200	N/M

The charge for the three and nine months ended June 30, 2002, related to the estimated fair value of an in-process research and development project acquired in connection with our acquisition of NetMechanic in May 2002, which had not yet reached technological feasability and had no alternative future use. The value assigned to in-process research and development related to NetMechanic’s technology for web page testing. The estimated fair value of this project was determined based on actual costs incurred as of the acquisition date. This amount was immediately expensed upon the acquisition date.

Interest Income, Net

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
Interest income, net	$1,002	$2,916	(66)%
For the nine months ended June 30:
Interest income, net	$4,827	$9,063	(47)%

Net interest income decreased approximately $1.9 million or 66% for the three months ended June 30, 2003 as compared to the corresponding period in 2002, and decreased approximately $4.2 million or 47% for the nine months ended June 30, 2003 as compared to the corresponding period in 2002. The majority of the net interest income was earned on our investments. The decrease in net interest income for the three and nine months ended June 30, 2003 as compared to the corresponding period in fiscal 2002 was primarily due to a lower level of invested cash due to the use of $85.0 million of restricted cash to purchase our headquarters building in September 2002, the two issuer tender offers that we completed in November 2002 and May 2003, open market repurchases of our common stock in fiscal 2003 and the continued decline in interest rates. During the three and nine months ended June 30, 2003, we utilized approximately $40.7 million to repurchase approximately 4.3 million shares, primarily pursuant to our May 2003 tender offer, and approximately $79.2 million to repurchase 8.9 million shares, pursuant to the two issuer tender offers.

Provision for Income Taxes

No provision for federal and state income taxes was recorded for the three and nine months ended June 30, 2003 and June 30, 2002, due to our operating losses, net operating loss carryforwards, and tax credits.

Cumulative Effect of a Change in Accounting Principle

	2003	2002	% Change
	(In thousands)
For the three months ended June 30:
Cumulative effect of a change in accounting principle	$—	$—	—
For the nine months ended June 30:
Cumulative effect of a change in accounting principle	$—	$3,160	N/M

As discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, “Cumulative Effect of a Change in Accounting Principle,” as a result of the implementation of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with acquisitions prior to fiscal 2002, in the nine months ended June 30, 2002.

Liquidity and Capital Resources

At June 30, 2003, we had approximately $14.8 million in cash and cash equivalents and approximately $144.7 million in short-term investments, for a total of approximately $159.4 million in cash, cash-equivalents, and short-term investments. Our short-term investments consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better.

Net cash provided by operating activities was approximately $3.9 million for the nine months ended June 30, 2003. Net cash provided by operating activities was primarily the result of net income excluding all non-cash amortization and depreciation charges, a decrease in accounts receivable and prepaid and other assets, offset by a decrease in accounts payable, accrued expenses, and deferred revenue. Accounts receivable declined mainly due to improved collections. Prepaid and other assets declined mainly due to the receipt of accrued interest generated from our cash and short-term investments. Accounts payable and accrued expenses declined mainly due to the timing of certain payments associated with our headquarters building and periodic insurance renewals. Net cash provided by operating activities was $575,000 for the nine months ended June 30, 2002 and resulted from net income excluding all non-cash amortization and depreciation charges and the cumulative effect of a change in accounting principle, a decrease in accounts receivable and prepaid and other assets, offset by a decrease in accounts payable and accrued expenses and deferred revenue. The decrease in accounts receivable was due to successful collection efforts and a decrease in prepaid and other assets due to the receipt of accrued interest generated from our cash and short-term investments. Accounts payable and accrued expenses declined mainly due to payments associated with our headquarters building and periodic insurance renewals.

Cash provided by our investing activities was approximately $66.3 million for the nine months ended June 30, 2003. We generated a net amount of approximately $67.8 million from the net sale of short-term investments and $75,000 in net receipts associated with the finalization of the acquisitions of the businesses of Enviz, Inc. (Enviz) and Envive Corporation (Envive). We utilized approximately $1.6 million for capital expenditures during this period. Cash provided by our investing activities was approximately $7.6 million for the nine months ended June 30, 2002. During the nine months ended June 30, 2002, we generated a net amount of approximately $12.8 million from the net sale of short-term investments. We utilized approximately $3.0 million for property and equipment and approximately $2.2 million for our acquisitions of the businesses of onDevice Corporation and Envive.

We used approximately $76.3 million for our financing activities for the nine months ended June 30, 2003. During the nine months ended June 30, 2003, we repurchased approximately 8.9 million shares for approximately $79.2 million, primarily pursuant to the two issuer tender offers completed in November 2002 and May 2003. This was offset by approximately $2.9 million from the issuance of common stock associated with our employee stock option and stock purchase plans. As of June 30, 2003, the total number of shares repurchased since the initial repurchase program was authorized by our Board of Directors in January 2001 was approximately 10.3 million shares at an aggregate cost of approximately $89.4 million. We currently have authorization to repurchase additional shares of our common stock for up to approximately $130.0 million, less common stock already repurchased. We used approximately $1.3 million for our financing activities for the nine months ended June 30, 2002. We received $1.4 million from the issuance of common stock associated with our employee stock option and stock purchase plans, offset by $793,000 used for the repayment of notes payable for capital equipment leases, and $2.0 million used to repurchase 249,000 shares of our common stock under our open market repurchase program.

As of June 30, 2003, our principal commitments consisted of $275,000 in real property operating leases, with various lease terms, the longest of which expires in December 2005. Additionally, we have contingent commitments to 51 bandwidth and collocation providers amounting to $962,000 for 96 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect that we will make additional capital expenditures of approximately $600,000 related to our operations and headquarters building for the fourth quarter of fiscal 2003, excluding costs associated with our acquisition of Streamcheck, completed in July 2003, and any other acquisitions or extraordinary transactions.

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

Revenue Recognition

Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Our subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. We do not generally grant refunds. All discounts granted are netted against revenue. Revenue is not recognized for free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing service, is recognized as the services are performed, typically over one to three month period. For consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

Allowance for Doubtful Accounts Receivable

Accounts receivable is recorded net of an allowance for doubtful account of approximately $783,000, or 15%, of total accounts receivable and approximately $1.2 million, or 20%, of total accounts receivable as of June 30, 2003 and September 30, 2002, respectively. The decrease in our allowance for doubtful accounts is due to improved collection experience as well as a reduction in loss experience. Our accounting policy for allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and our collection history with each customer. We review invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage, based on historical collection trends, to the outstanding accounts receivable balance. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future or reductions in allowances due to future recoveries.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must not be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

Factors That May Impact Future Operating Results

We have introduced new products and services, and we have an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have recently introduced many new products, including:

•	In January 2003, we released an updated version of our Wireless Perspective.

•	In May 2003, we introduced two new Web transaction performance benchmarking indices, The Keynote Consumer E-Commerce Transaction Index and The Keynote e-Banking Transaction Index.

•	In June 2003, we introduced our Best Practices for Total Performance Management for E-Government that are targeted at operations, application development and testing personnel within federal, state and local government agencies. We also introduced an updated version of our WebIntegrity service.

•	In July 2003, we introduced an updated version of our Transaction Perspective and Red Alert Performance Tracker services, and we acquired the business of Streamcheck.

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

We have experienced operating losses in each quarterly and annual period since inception. We incurred net losses of $1.3 million and $5.4 million for the three and nine months ended June 30, 2003, and as of June 30, 2003, we had an accumulated deficit of $142.7 million. In addition, we are required under accounting principles generally accepted in the United States to review our identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of June 30, 2003, we had approximately $2.3 million of identifiable intangible assets. If we complete acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions, as we did in fiscal 2002 when we recorded an impairment charge for goodwill of approximately $3.2 million in connection with acquisitions made prior to fiscal 2002. We must continue to lower our operating expenses and generate sufficient revenue to achieve and sustain profitability.

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

Sales of our web performance benchmarking services, primarily our Web Site Perspective—Business Edition services, and, to a lesser degree, our Transaction Perspective services, have generated a majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our benchmarking services. We have, from time to time, increased the prices of all of our Perspective services, which could reduce demand for these services. This could result in decreased sales, which would cause our revenue to decline.

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

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking, testing, and application performance management, such as WebCriteria, MIDS Matrix IQ Service, and INS INSoft Division, an unit of Lucent Technologies, and free services that measure web site availability, including Internet Weather Report, a unit of MIDS Matrix IQ Service. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Precise Software (now part of Veritas Software), and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

In the future, we intend to expand our service offerings and to continue to measure the impact of new technologies. These could include areas such as Internet telephony, and Web Services, and as a result, could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

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

Ten customers accounted for approximately 32% of our total revenue for the three months ended June 30, 2003. No single customer accounted for 10% or more of our total revenue for the three or nine months ended June 30, 2003. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

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

Our success depends in part on the ability of these companies to help market and sell our services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, they could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenue.

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

Consulting and support services revenue represented approximately 8% and 9% of total revenue for the three and nine months ended June 30, 2003, respectively. The cost of consulting and support services has, at times, exceeded our consulting revenue. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will be greater than the costs of subscription services as a percentage of subscription services revenue. We will also need to successfully market these services to potential customers in order to increase revenue. Each consulting engagement typically spans a one to three month period, and therefore, it is more difficult for us to predict the amount of consulting and support services revenue recognized in any particular quarter. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

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

All data collected from our measurement computers are stored in and distributed from our operations center, which we maintain at a single location. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. We recently completed a generator project to provide our own source of long-term uninterruptible power. If, however, we experience regular long-term power outages at our operations center, we might not be able to receive data from our measurement computers and we might not be able to deliver our services to our customers on a timely basis. We are currently developing a redundant system for computer-network and other services at an alternate site. Various factors could cause us to not be able to ever complete such systems. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events.

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

Our measurement computers are located at sites that we do not own or operate, and it could be difficult for us to maintain or repair them if they do not function properly.

Our measurement computers are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Although we operate these computers remotely from our San Mateo, California operations center, we do not own or operate the facilities, and we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or are acquired. In addition, if our measurement computers cease to function properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.

Others might bring infringement claims against us or our suppliers that could harm our business.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. In addition, we are also subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.

Our business will be susceptible to additional risks associated with international operations.

We believe we must expand the sales of our services outside the United States. To date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 6% and 7% of our total revenue for the three and nine months ended June 30, 2003, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

We have completed several acquisitions, and as a part of our business strategy we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with resellers of our service and our customers;

•	difficulties in managing geographically-dispersed businesses;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write-down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	use of substantial portions of our available cash or dilution in equity if stock is used to consummate the acquisition and/or operate the acquired business.

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

Item 3.    Qualitative and Quantitative Disclosures about Market Risks

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at June 30, 2003, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $667,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at June 30, 2003. We do not enter into derivative transactions for trading or speculative purposes.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits are essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints allege generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleges that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The complaints have been consolidated into a single action with cases brought against over three hundred other issuers and their underwriters that make similar allegations regarding the initial public offerings of those issuers. The plaintiffs’ counsel and the individual named defendants’ counsel have reached an agreement whereby the individual named defendants have been dismissed from the case, without any payments by us. We have accepted a settlement proposed by the plaintiffs and our Directors and Officers insurance carriers, which will not require any payments by us. The final settlement is currently awaiting approval from the United States District Court for the Southern District of New York.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(A)	Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

(b)	Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of August 2003.

KEYNOTE SYSTEMS, INC.

By:	/S/ UMANG GUPTA
Umang Gupta Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JOHN J. FLAVIO
John J. Flavio Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/S/ PETER J. MALONEY
Peter J. Maloney Vice President of Finance (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.