Form 10-K
period 2003-09-30
KEYNOTE SYSTEMS INC
filed 2003-12-29
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

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

As of March 31, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant was $189 million.

The number of shares of the Registrant’s common stock outstanding as of December 19, 2003 was 19,241,459.

Documents incorporated by reference: Part III incorporates information by reference to portions of the Registrant’s proxy statement for its 2004 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated revenue, margins, costs and expenses. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results” and elsewhere in this report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2004. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

The trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, Perspective®, the Internet Performance Authority®, MyKeynote™ and all related trademarks, trade names, logos, characters, design and trade dress are trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries and may not be used without written permission.

PART I

Item 1.    Business.

Overview

Keynote offers web performance measurement and management services that enable corporate enterprises to monitor, benchmark, test and tune, diagnose and optimize their e-business systems both inside and outside the firewall. Keynote’s services provide enterprise customers with Total Performance Management solutions enabling them to increase return on investment, save money and efficiently link information technological resources to e-business goals. Total Performance Management includes a broad portfolio of cost-effective measurement, monitoring, performance management, load testing, content quality testing and usability testing services. Keynote’s goal is to empower customers to deliver an optimal experience to end users and to gain competitive advantage, while helping them reduce unnecessary capital expenditures and leverage enterprise management software they already own.

The foundation of our web performance measurement and management services is an extensive network of strategically located measurement computers, running our proprietary software, connected to the major Internet backbones in over 50 cities worldwide, plus a sophisticated operations center for collecting, analyzing and disseminating Web site response time and availability data. Keynote’s infrastructure, together with our services, and in some cases, with Keynote-managed appliances placed within a customer’s infrastructure, provide customers the ability to access their results in real-time over the Internet through any standard web browser.

Our web performance measurement and management services help customers mange their web performance 24 hours a day, 7 days a week from an end-user perspective. We had over 1,750 measurement computers deployed in over 50 cities and in 120 locations as of September 30, 2003. As of September 30, 2003, our measurement computers measured the performance of 7,429 universal resource locators, or URLs, 7,741 Red Alert devices connected to the Internet, and 17,100 URLs through our NetMechanic service.

We offer our web performance measurement services and management solution services primarily on a subscription basis. Subscription fees vary based on the type of service selected, the number of URLs and transactions measured, the number of measurement locations, the number of devices monitored, the frequency of the measurements and the additional features ordered. We offer consulting and support configured around our portfolio of services on an incident and per engagement basis. Consulting and support services revenue has represented 10% or less of total revenue in all periods to date.

Keynote Services

We currently offer the following services:

Date of Introduction
Web Performance Measurement Services:

Keynote Web Site Perspective—Business Edition	April 1997

Keynote Web Site Perspective—Consumer Edition	December 1999

Keynote Transaction Perspective	April 1999

Keynote Red Alert	August 2000

Keynote Streaming Perspective	October 2000

Keynote NetMechanic	May 2002

Keynote Red Alert Performance Tracker	July 2003

Web Performance Management Services:

Keynote Professional Services	January 1999

Keynote Private Agents	January 1999

Keynote Enterprise Adapters	May 2001

Keynote LoadPro	July 2000

Keynote Data Pulse	July 2001

Keynote Test Perspective	July 2001

Keynote Wireless Perspective	October 2001

Keynote Diagnostic Services	November 2001

Keynote Traffic Perspective	November 2001

Keynote WebEffective	October 2002

Keynote WebIntegrity	October 2002

Keynote Application Perspective	October 2003

Keynote Performance Scoreboard	October 2003

Keynote PerformanceTune	October 2003

Keynote Test Perspective for Siebel 7	October 2003

Keynote Network Perspective	December 2003

Web Performance Measurement Services

Keynote’s web performance measurement solutions consist of subscription-based benchmarking, measurement and monitoring services.

Keynote’s measurement services monitor and diagnose page download performance of public and secure Web pages, transaction performance (defined as measuring the response time and availability of each page of a multi-step transaction) across T-1 and T-3 connections, broadband connections (DSL and cable-modem) and dial-up connections from over 50 metropolitan areas worldwide. Our wireless and streaming services measure the quality of audio, video and wireless quality of service delivered across the Internet. Enterprises rely on Keynote’s measurement and monitoring services for accurate and timely information to compare and trend total performance and enforce service level agreements and to detect, diagnose and repair performance problems in their e-business infrastructure.

Keynote Web Site Perspective is a completely outsourced, subscription-based service that measures Web site performance from multiple points on the Internet, providing insight into the end-user experience. We offer two editions of this service:

•	Business Edition—This service enables customers to quickly identify and diagnose problems with web sites accessed through T-3 and other high-speed business connections on major backbones.

•	Consumer Edition—This service enables customers to measure a user’s web site experience using the various Internet access methods typically used in homes, such as dial-up connections, cable modems and digital subscriber lines. This service provides web site operators with information about how their web sites perform for lower-bandwidth users, the performance of secure pages, SSLs, across phone lines and impact of graphical content on the performance of a web page.

Keynote Transaction Perspective uses the Microsoft Internet Explorer browser to take the measurements from Keynote’s worldwide infrastructure to deliver full network-level and user-level statistics and error messages for each element of each page in the transaction. It enables transaction performance problems to be quickly and accurately identified, diagnosed and repaired, ensuring an optimal experience for end-users.

Keynote Red Alert is a real-time Internet monitoring service that tests devices connected to the Internet every five minutes. Red Alert tests the availability of any Internet server or other Transmission Control Protocol-enabled Internet devices including web servers, secure web servers, domain name servers, mail servers, File Transfer Protocol servers and network gateways.

Keynote Streaming Perspective measures, compares and assures the performance of audio and video streams, diagnosing performance problems before they impact the end-user. Streaming Perspective supports the latest media players, including Real Media and Windows Media.

Keynote NetMechanic uses automated tools that test site integrity, optimize page visualization, and improve search engine rankings.

Keynote Red Alert Performance Tracker (RAPT) is a cost effective, self-service performance monitoring solution. RAPT provides the tools to understand web site performance, including alarms on both performance and availability. RAPT has the ability to monitor transaction performance up to every 20 seconds and provides alerts when problems do occur. It is designed to meet the demanding needs of operations staff monitoring in a wide variety of Web transactions from multiple global geographies, in real time.

Web Performance Management Services

Keynote’s performance management services include Enterprise Solutions such as Application Perspective, Performance Scoreboard, Enterprise Adapters, Private Agents, Data Pulse, Network Perspective and Traffic Perspective. Keynote’s performance management services also include testing and tuning services such as LoadPro, PerformanceTune, Test Perspective, Wireless Perspective, WebEffective, and WebIntegrity™.

With Keynote’s Web performance management services, enterprises can actively test and manage the total performance of their e-business systems. Using Keynote’s services and appliances, customers can leverage their existing Information Technology (IT) investments in systems management software to monitor, identify, diagnose and repair e-business performance problems end-to-end.

Keynote Professional Services.    Our professional services organization provides engagement-based and ongoing customer services to our customers. When certain data is not available from our standard measurement services, our professional services organization can create and deploy agents to gather the specific performance data a customer wants. Some of the services our professional services organization can provide include:

•	Customer Developed Reports. We can develop reports on a daily, weekly or monthly basis and deliver them via email and to a web site.

•	Expert Analysis. We assist customers in fine-tuning web sites to achieve optimum service levels. We provide:

•	Diagnostic analysis—to identify and resolve performance and availability problems.

•	Comparative analysis—to understand trends in performance.

•	Competitive analysis—to improve competitive performance.

Keynote Private Agents enable enterprises to actively measure and manage the performance of their internal networks, system architecture, and other local processes and Web-based applications, as well as Web performance from unique locations not already covered by Keynote’s worldwide infrastructure of computers using cost-effective and easy-to-deploy appliances.

Keynote Enterprise Adapters are flexible solutions that integrate with any Simple Network Management Protocol (SNMP) capable application, such as CA Unicenter, HP Openview and IBM Tivoli, and securely incorporate performance alarms on external or internal Web-based events. Keynote SNMP Adapter requires no changes to a company’s security policies; security is assured through a standard outbound Hyper Text Transfer Protocol over Secure Socket Layer connection from inside the network.

Keynote LoadPro models actual user behavior on a Web site and then scales that load up across multiple geographies enabling e-businesses to predict business and performance outcomes.

Keynote Data Pulse is a highly flexible Extensible Markup Language (XML)-based, real-time data feed service that simplifies Web application performance management for operations departments, giving the network operations center immediate access to actionable data in order to identify and troubleshoot problems. Customers can customize polling frequencies as frequently as every minute.

Keynote Test Perspective is an easy-to-use, cost-effective and self-service solution for IT personnel that need to initiate on-demand load tests of e-business applications from one or multiple geographic locations. IT personnel now have the ability to run on-demand load tests and diagnostic tests and receive immediate feedback on modifications made to the Web site or any other aspect of the infrastructure to ensure that overall performance has not degraded.

Keynote Wireless Perspective measures the availability and performance of wireless data services from actual end user devices enabling carriers and enterprises to improve the quality of wireless data services. The latest version (3.0) supports camera phones, push-to-talk and multimedia message services.

Keynote Diagnostic Services provide advanced diagnostic assistance and service capabilities across all of Keynote’s performance measurement and management services.

Keynote Traffic Perspective combines passive monitoring of real-time end user traffic from Keynote partners with data collected by Keynote’s measurement services to create a unique solution to quantify, isolate, diagnose and resolve Web performance issues.

Keynote WebEffective is an user experience testing service that provides an understanding of how real users are interacting with key business processes and why users complete transactions or why they leave a site or abandon a transaction.

Keynote WebIntegrity provides a self-service, on-demand quality testing solution that allows companies to find content related problems quickly after each site or content update. Companies can now manage and enforce content quality standards in their organizations. WebIntegrity tests link integrity, diagnoses and repairs Hypertext Markup Language (HTML) code problems, as well as tests for compliance with the latest HTML standards.

Keynote Application Perspective is a monitoring and root cause diagnostics solution for e-business applications. Application Perspective offers e-business application performance management solutions that previously have been delivered with more complex software implementations.

Keynote Performance Scoreboard is a customized portal for the visual management of service level objectives (SLOs) for multi-property, multi-location e-businesses. Performance Scoreboard is designed for customers with complex e-business environments and displays the overall health of a company’s multiple data centers, properties, Virtual Private Networks (VPN) and suppliers. Keynote Performance Scoreboard enables customers to track SLOs, quickly identify application and network latency issues and analyze trends and infrastructure details using on-demand drill-down diagnostic tools. Performance Scoreboard can be used with Keynote Application Perspective, Keynote Private Agents and other Keynote measurements.

Keynote PerformanceTune is an outsourced tuning service that combines Keynote’s load testing infrastructure with detailed back-end monitoring metrics to isolate and repair performance bottlenecks.

Keynote Test Perspective for Siebel 7 is a load testing service that utilizes Keynote’s load-generation infrastructure to help companies validate the performance of their entire Siebel 7 application infrastructure. Test Perspective for Siebel 7 allows enterprise customers to cost-effectively optimize the performance and scalability of Siebel eBusiness Applications using Keynote’s services-based approach, rather than more costly and complex load testing software.

Keynote Network Perspective is targeted at network engineers to ensure optimal network and Service Level Agreement performance. Network Perspective leverages Keynote’s worldwide network of measurement computers placed on the Internet, or anywhere within a company’s private network, to measure Internet transit and Web site performance from many different Internet Service Providers and geographical locations. Its performance measurement infrastructure collects over 500 million Internet measurements a day and delivers Internet diagnostic data, down to the router and load balancer level. The service helps customers quickly identify and resolve network performance problems (whether on the Internet or on a company’s VPN) that are affecting critical Web-based applications.

Technology and Infrastructure

Our performance measurement infrastructure consists of three key components: measurement and data collection infrastructure, our operations and data center, and reporting and analysis tools.

Measurement and Data Collection Infrastructure

Our measurement computers are Windows-based computers that run Keynote proprietary software to replicate the experience of a user accessing web sites through a standard web browser. We designed our measurement-computer software to perform thousands of download measurements concurrently without distorting or affecting the integrity of any single measurement. The measurement computers are colocated at the data center facilities of major telecommunication and internet access providers that are selected to be statistically representative of Internet users. At some locations, we employ multiple Internet connections and install equipment racks that can accommodate multiple measurement computers. The hosting arrangements for our measurement computers typically have terms ranging from three months to one year. We typically pay a small set-up fee and pay monthly fees to continue to locate the measurement computers at these locations. We also pay additional monthly fees for communications lines.

These measurement computers access a web site to download web pages and execute multi-page transactions, while taking measurements of every component in the process. The computers take measurements continually throughout the day, at intervals as short as three minutes, depending on the customer’s requirements and subscription service level.

As of September 30, 2003, we had deployed more than 1,750 measurement computers in 63 domestic and 57 international telecommunication and internet access provider locations, with most locations having multiple measurement computers in order to provide different types of measurement services or to accommodate changes in measurement volume. We continually upgrade and balance our network capacity to meet the needs of our customers.

Operations and Database Centers

Our operations centers, located in San Mateo, California, and Plano, Texas, are designed to be scalable to support large numbers of measurement computers and to store, analyze and manage large amounts of data from these computers. Our measurement computers receive instructions from, and return collected data to, our operations center. The data are stored in large databases that incorporate a proprietary transaction-processing system that we designed to be efficient in storing and delivering measurement data with fast response times. We also employ proprietary, high-performance application server computers that manage the collection of measurement data, the insertion of the data into our databases and the dissemination of this data to our customers in a variety of forms and delivery methods.

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

Customers

For the year ended September 30, 2003, no one customer accounted for more than 10% of our total revenue. As of September 30, 2003, we provided services to approximately 2,200 companies including over half of the Fortune 100 companies.

Our 10 largest customers, based on revenue for the fiscal year ended September 30, 2003, were American Express, AT&T Wireless, Cable & Wireless, Hewlett-Packard, IBM, Intermedia Communications/Digex,

Microsoft, Overture Services (acquired by Yahoo! Inc. in October 2003), SBC Communications and Sprint. These customers generated approximately 30% of our revenue for the year ended September 30, 2003.

Sales, Marketing and Customer Support

Sales

We sell our services through our field sales and telesales organization. Our field sales teams consist of direct sales representatives and sales engineers, located in 10 metropolitan areas across the United States, and concentrate on our web performance management products. In addition to the field sales teams across the country, we have telesales personnel located in Plano, Texas. These telesales personnel focus primarily on selling our web performance measurement services and also provide telephone and email sales support and customer service to our enterprise customers. We believe that through the combined use of our enterprise sales teams and telesales personnel, we are able to efficiently focus our sales resources on interfacing with a variety of customers, which is designed to ensure customer satisfaction. We also market and sell some of our services through our self-service web site, where customers can sign up and try, purchase, and use our services.

In addition, domestically, we distribute our services through web-hosting and Internet service providers such as IBM Global Services and EDS, who manage e-business web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers’ web sites. We also sell to content distribution providers, such as Akamai and Cable & Wireless, who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We also market our services through several other technology companies, such as VeriSign, on a “lead referred” basis. Internationally, we use both direct and indirect sales approaches in the United Kingdom and Germany and sell indirectly through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia.

Marketing

We maintain an active marketing program designed to demonstrate to Fortune 1000 companies the breadth and depth of our web performance measurement and management services. We have established and continue to strengthen our brand through multiple means including the public availability on our Web site of top level details for our web performance indices (both page download and transaction), and through our regular reporting and commentary to the media regarding Internet performance-related events. We are actively expanding our services to provide our customers with “total performance management” which is designed to encompass all aspects of user experience as it relates to e-business.

Our marketing programs include advertising, Internet marketing, trade events, public relations, and our annual Global Internet Performance Conferences. Our Global Internet Performance Conference event, held in New York, provides an opportunity for us and our partners to brief chief information officers, chief technology officers, information technology executives and network administrators on emerging solutions, new methodologies and best practices to help customers optimize e-business performance. We use these conferences to update customers on our latest performance measurement and management services, and to deliver a broader understanding of the role our services can play in optimizing e-business. We also sponsor a series of regional Web Performance Briefings to give executives in vertical markets insight into our “total performance management” strategy.

An important element of our marketing strategy is our industry benchmark and transaction indices that evaluate and rank the relative performance of various web sites. Our indices include:

•	Keynote Business 40 Internet Performance Index. 40 selected business web sites measured for performance and availability every 15 minutes using high speed connections.

•	Keynote Consumer 40 Internet Performance Index. 40 selected consumer web sites measured for performance and availability every 15 minutes using dial-up, cable modem and DSL connections.

•	Keynote Government 40 Internet Performance Index. 40 key federal government web sites taken Monday through Friday every 15 minutes between 9 AM and 9 PM Eastern time.

•	Keynote Web Broker Trading Index. 15 leading online trading sites, based on performance and success rates of actual stock buy-order transactions submitted on their web sites.

•	Keynote E-Banking Transaction Performance Index. 7 leading Internet banking web sites measured for the total execution time and success rate for logging into an account and checking the account balance.

•	Keynote E-Commerce Transaction Performance Index. 5 leading Internet retail web sites measured for the total execution time and success rate for logging into an account, searching for an item, adding it to the shopping cart, and checking out.

•	Keynote Internet Health Report. Delivers data about network performance between major United States Internet backbones. The index is updated every 15 minutes. Any time the delay between two networks exceeds a threshold, a color coded alert indicates the level of the performance problem.

Customer Support

We believe that a high quality of customer support is important to our success. We believe our customers view our services as a way to improve their ability to provide a high quality of service in their e-business. Therefore, we provide customer support by email and telephone. We develop and expand our customer support services based on feedback received from our existing customers and formal customer satisfaction surveys conducted by an independent third party.

Basic support for all our products is available during the business day. Advanced support is available for a fee through our Keynote Diagnostic Services, for customers who want analytical or diagnostic support, or who require access 24 hours per day, 7 days per week to Keynote expertise to assist them with their questions.

Research and Development

The Internet is characterized by rapid technological developments, frequent new application or service introductions and evolving industry standards. The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our web performance measurement and web performance management services, particularly in response to competing offerings. Therefore, we believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop or acquire new services and technologies that achieve market acceptance. The success of service introductions depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

Our research and development expenses were $7.4 million for the fiscal year ended September 30, 2003, $8.9 million for the fiscal year ended September 30, 2002, and $7.3 million for the fiscal year ended September 30, 2001.

Competition

The market for web performance measurement and management services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services such as Mercury Interactive, Gomez Advisors, Segue Software, WatchFire, and a variety of small companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance measurement and web performance management, such as WebCriteria, a division of Coremetrics, Inc., and INS INSoft Division, a unit of Lucent Technologies, and free services that measure web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Veritas’ Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

In the future, we intend to expand our service offerings and continue to measure and manage the performance of emerging technologies such as Internet telephony, wireless devices, and wireless fidelity, or WI-FI networks and, as a result, could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

Increased competition may result in price reductions, increased costs of providing our services and loss of market share, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.

Intellectual Property

We are a technology company whose success depends on developing, acquiring and protecting our intellectual property assets.

Intellectual Property Assets

Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications and the proprietary software we developed or acquired to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our services. Our trademarks include our registered trademark Keynote, Perspective, and The Internet Performance Authority. Our trademark on Keynote is pending registration outside of the United States. We have other trademarks that are currently pending registration with the U.S. Patent and Trademark Office or have not been registered.

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

Our proprietary software consists of the software we developed or acquired that is an integral part of our testing and performance management services as well as that which collects, stores, and delivers our measurement data to customers. We have also developed software that we use to provision and process customer orders and billings.

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

Although we are not currently engaged in any intellectual property litigation, we may, in the future, need to initiate a lawsuit to enforce our intellectual property rights and to protect our patents, trademarks and copyrights. Any litigation could result in substantial costs and diversion of resources and could seriously harm our business. To date, we have not been notified that our technologies infringe the proprietary rights of anyone. We cannot assure you that others will not claim that we have infringed proprietary rights with respect to past, current or future technologies. We expect that we could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable for infringing the intellectual property rights of others, we would be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, if at all.

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

Employees

As of September 30, 2003, we had a total of 158 employees, of which 153 were based in the United States, and 5 were based internationally. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. We believe that our relationships with our employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, including our management team, and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although a number of technology companies have implemented workforce reductions, there remains substantial competition for highly skilled employees with experience in the Internet industry. None of our key employees are bound by agreements that could prevent them from terminating their employment at any time.

Item 2.    Properties.

As of September 30, 2003, our facilities primarily consisted of our headquarters building in San Mateo, California, a 188,000 square foot building, which we own. We currently occupy approximately 56,000 square feet of this facility, which is our principal sales/marketing, product development and administrative location and contains our operations personnel and data center. We believe that our facilities are adequate for our current and future needs. We also have a five-year lease, expiring in December 2005, for approximately 8,000 square feet of office space in Plano, Texas, for our Red Alert, NetMechanic, inside sales and support and operations. We also have a month to month lease for 1,615 square feet of office space in Seattle, Washington, for our wireless operations and a month-to-month lease for 1,500 square feet of office space in West Toronto, Ontario. See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding our lease agreements.

Item 3.    Legal Proceedings.

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. In June 2003, the plaintiffs’ counsel and the issuer defendants’ counsel reached a settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by us. The settlement awaits approval by the Court.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A.    Executive Officers.

The following table presents information regarding our executive officers as of December 20, 2003:

Name	Age	Position
Umang Gupta	54	Chairman of the Board and Chief Executive Officer
Peter Maloney	40	Vice President and Chief Financial Officer
Donald Aoki	46	Vice President of Engineering
Lloyd Taylor	45	Vice President of Operations
Richard Rudolph	41	Vice President of Worldwide Sales
Arnold Waldstein	54	Vice President of Marketing and Business Development

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

Peter Maloney has served as our chief financial officer since October 2003 and as our vice president of finance since January 2002. Mr. Maloney joined Keynote in October 2001 as Vice President and Controller and served in that position until January 2002. From May 1998 to September 2001, Mr. Maloney served at Adaptive Broadband Corporation, a fixed wireless broadband company, in senior management positions including Senior Vice President of Finance and Senior Vice President of Corporate Development. Prior to Adaptive, he served at Republic Industries, Inc. , a diversified consumer products and services company, in senior financial positions including Vice President of Investor Relations. Prior to Republic, Mr. Maloney served in financial management positions at Dole Food Company and Arthur Andersen LLP. Mr. Maloney holds an M.B.A. degree in corporate finance from the University of Southern California and a B.B.A. in economics from Temple University.

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

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters.

Price Range of Common Stock

Our common stock has traded on the Nasdaq National Market under the symbol “KEYN” since our initial public offering on September 24, 1999. Prior to this time, there was no public market for our common stock. On December 19, 2003, we had 19,241,459 shares of our common stock outstanding held by 106 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders. The following table presents the high and low sales price per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low
Fiscal Year ended September 30, 2003
Fourth Quarter	$12.24	$9.61
Third Quarter	11.35	9.15
Second Quarter	9.40	7.65
First Quarter	8.29	6.10

Fiscal Year ended September 30, 2002
Fourth Quarter	$7.65	$6.07
Third Quarter	9.75	7.15
Second Quarter	10.50	8.40
First Quarter	9.40	6.95

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

•	the rate of new and renewed subscriptions to our services;

•	the amount and timing of any reductions by our customers in their usage of our services;

•	our ability to increase the number of web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	our ability to attract new customers in a quarter, particularly larger customers;

•	our ability to successfully introduce new products and services to offset any reductions in revenue;

•	the timing and amount of consulting and support services revenue, which is difficult to predict in any given quarter due to the short-term nature of these engagements;

•	the timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•	the timing and amount, if any, of impairment charges related to potential write-downs of assets acquired in acquisitions; and

•	the timing and amount, if any, of restructuring costs if we are required to further restructure our operations.

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

Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2003, 2002, and 2001, and the consolidated balance sheet data as of September 30, 2003 and 2002, are derived from and are qualified in their entirety by our Consolidated Financial Statements, which have been audited by KPMG LLP, independent auditors, and which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended September 30, 2000 and 1999, and the consolidated balance sheet data as of September 30, 2001, 2000 and 1999, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Years Ended September 30,
	2003	2002(1)	2001(2)	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$38,262	$37,940	$45,629	$33,767	$7,272
Loss from operations before cumulative effect of a change in accounting principle	(10,194)	(74,366)	(74,083)	(17,180)	(7,015)
Net loss before cumulative effect of a change in accounting principle	(4,725)	(62,367)	(56,401)	(2,715)	(7,110)
Cumulative effect of a change in accounting principle	—	(3,160)	—	—	—
Net loss	(4,725)	(65,527)	(56,401)	(2,715)	(7,110)
Basic and diluted net loss per share before cumulative effect of a change in accounting principle	(0.21)	(2.24)	(2.04)	(0.11)	(1.54)
Basic and diluted net loss per share	(0.21)	(2.35)	(2.04)	(0.11)	(1.54)

	As of September 30,
	2003	2002(1)	2001(2)	2000	1999
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$160,214	$239,287	$254,193	$260,201	$64,647
Restricted cash	—	—	85,000	85,000	—
Total cash, cash equivalents, short-term investments and restricted cash	160,214	239,287	339,193	345,201	64,647
Total assets	202,368	285,781	372,664	408,611	71,071
Long-term obligations	—	—	—	791	2,842
Total stockholders’ equity (deficit)	190,280	271,455	343,119	392,080	63,242

(1)

The results of operations for fiscal 2002 include: (a) a non-recurring lease termination charge of $52.0 million we recorded in connection with the purchase of our headquarters building, and (b) a non-cash charge of $3.2 million to reflect the cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001. The results of operations for fiscal 2002 exclude the amortization of goodwill in accordance with SFAS No. 142 which we adopted effective October 1, 2001, but includes approximately $1.7 million related to the amortization of identifiable intangible assets, stock-based compensation and a charge for in-process research and development. For information regarding comparability of this data as it may relate to future periods, see the discussion in Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 and Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this report.
(2)	The results of operations for fiscal 2001 include: (a) a non-cash charge of $30.5 million for the impairment of goodwill and identifiable intangible assets, (b) a non-cash charge of $11.0 million for certain costs related to the unoccupied portion of our headquarters building, and (c) a non-recurring charge of $271,000 for restructuring costs. The results of operations for fiscal 2001 also include approximately $17.9 million related to the amortization of goodwill and identifiable intangible assets, stock-based compensation and deferred compensation. For information regarding comparability of this data as it may relate to future periods, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We offer Web performance measurement and management services that enable corporate enterprises to monitor, benchmark, test and tune, diagnose and optimize their e-business systems both inside and outside the firewall. Keynote’s services provide enterprise customers with Total Performance Management solutions enabling them to increase return on investment, save money and efficiently link information technological resources to e-business goals. Total Performance Management includes a broad portfolio of cost-effective measurement, monitoring, performance management, load testing, content quality testing and usability testing services. Keynote’s goal is to empower customers to deliver an optimal experience to end-users and to gain competitive advantage, while helping them reduce unnecessary capital expenditures and leverage enterprise management software they already own.

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Our subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription services revenue and is recorded as deferred revenue on our balance sheet until the revenue is earned. As of September 30, 2003, we had recorded approximately $4.4 million of deferred revenue. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized during free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing services, is recognized as the services are performed, typically over a period of one to three months. For longer consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

A majority of our subscription revenue comes from our web performance benchmarking services, which include our Perspective services. Subscription revenue also includes our Red Alert and NetMechanic monitoring and alarm services, Test Perspective subscription services, WebEffective subscription services, performance management subscription services and our private agent application performance management services. Our customers purchase these services for an initial term of three to twelve months and then may renew on an annual, semi-annual, or month-to-month basis.

Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We offer our consulting and support services on a per engagement basis. Consulting and support services revenue amounted to approximately 10% of total revenue for the years ended September 30, 2003 and 2002. We believe that consulting and support services revenue may increase somewhat in the future as a percentage of total revenue, as our existing consulting and support services become more widely used and we introduce additional services that require consulting expertise. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

We had total revenue of $38.3 million for the year ended September 30, 2003, $37.9 million for the year ended September 30, 2002 and $45.6 million for the year ended September 30, 2001. We incurred net losses of $4.7 million for the year ended September 30, 2003, $65.5 million for the year ended September 30, 2002 and $56.4 million for the year ended September 30, 2001. During fiscal 2003, we continued to experience a reduction in revenue from Internet service provider customers, e-commerce and other Internet businesses.

For the year ended September 30, 2003, our 10 largest customers accounted for approximately 30% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

Results of Operations

The following table sets forth our revenue, expenses, interest income (expense) and net loss as a percentage of total revenue for each of the three years ended September 30, 2003:

	Years Ended September 30,
	2003	2002	2001
Revenue:
Subscription services	90.1%	90.5%	95.0%
Consulting and support services	9.9	9.5	5.0

Total revenue	100.0	100.0	100.0
Expenses:
Costs of subscription services	21.5	30.5	29.3
Costs of consulting and support services	9.7	9.0	6.5
Research and development	19.4	23.6	16.5
Sales and marketing	35.8	52.5	49.0
Operations	16.5	19.7	15.8
General and administrative	16.5	19.0	14.4
Restructuring costs	—	—	0.6
Excess facility costs	—	—	24.1
Excess occupancy costs	3.0	—	—
Lease termination charge	—	137.1	—
In-process research and development, other acquisition-related charges, amortization and impairment of goodwill and identifiable intangible assets and amortization of stock-based compensation	4.2	4.6	106.1

Total operating expenses	126.6	296.0	262.3
Loss from operations before cumulative effect of a change in accounting principle	(26.6)	(196.0)	(162.3)
Interest income	15.0	31.8	41.1
Interest and other expenses	(0.7)	(0.2)	(1.0)
Provision for income taxes	—	—	(1.3)

Net loss before cumulative effect of a change in accounting principle	(12.3)	(164.4)	(123.5)
Cumulative effect of a change in accounting principle	—	(8.3)	—

Net loss	(12.3)%	(172.7)%	(123.5)%

Comparison of Fiscal Years Ended September 30, 2003 and 2002

Revenue

	2003	2002	% Change
	(In thousands)
Subscription services	$34,484	$34,337	—%
Consulting and support services	$3,778	$3,603	5%

Total Revenue	$38,262	$37,940	—

Subscription Services.    Revenue from subscription services increased slightly by $147,000, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. Subscription services represented 90% of total revenue for both of the years ended September 30, 2003 and September 30, 2002. The increase in revenue in absolute dollars was primarily attributable to increased revenue from our wireless perspective, NetMechanic, WebEffective, and private agent services, offset by a decrease in our benchmarking revenue.

Consulting and Support Services.    Revenue from consulting and support services increased by $175,000, or 5%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. Revenue from consulting and support services represented approximately 10% of total revenue for the years ended September 30, 2003 and 2002. The increase in revenue in absolute dollars resulted primarily due to the increased contribution from Keynote Diagnostic Services and the additional product offering of WebEffective, which was introduced in the first quarter of fiscal 2003. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, consulting and support services revenue are less predictable than subscription services revenue and, may vary from period to period.

For the years ended September 30, 2003 and 2002, no single customer accounted for more than 10% of total revenue. At September 30, 2003, no customer accounted for more than 10% of total accounts receivable. At September 30, 2002, one customer accounted for more than 10% of total accounts receivable, which receivable was collected subsequent to September 30, 2002.

Expenses:

Costs of Subscription Services and Consulting and Support Services

	2003	2002	% Change
	(In thousands)
Costs of subscription services	$8,237	$11,565	(29)%
Costs of consulting and support services	$3,710	$3,408	9%

Costs of Subscription Services.    Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services decreased by approximately $3.3 million, or 29%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002 and represented 24% and 34% of subscription services revenue for the year ended September 30, 2003 and 2002, respectively. This decrease was primarily due to reduced costs for bandwidth and, to a lesser extent, lower depreciation expenses. We intend to continue our efforts to reduce costs of subscription services in future periods. We believe that costs of subscription services in absolute dollars for the first quarter of fiscal 2004 will remain comparable compared to the fourth quarter of fiscal 2003.

Costs of Consulting and Support Services.    Costs of consulting and support services consist of compensation expenses and related costs for consulting and support service personnel, all load-testing bandwidth costs and related network infrastructure costs. Costs of consulting and support services increased by $302,000, or 9%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002 and represented 98% and 95% of consulting and support service revenue for the years ended September 30, 2003 and 2002, respectively. The increase was primarily due to costs associated with our WebEffective service, which we acquired in October 2002, offset, in part, by a decrease in bandwidth costs. We expect that the costs of consulting services as a percentage of consulting services revenue will continue to be greater than the costs of subscription services as a percentage of subscription service revenue. We expect that costs of consulting and support services in absolute dollars and as a percentage of revenue for the first quarter of fiscal 2004 will be higher than the fourth quarter of fiscal 2003 due to costs related to the acquisition of certain assets of Xaffire, Inc. completed in December 2003.

Research and Development

	2003	2002	% Change
	(In thousands)
Research and development	$7,431	$8,942	(17)%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses decreased by $1.5 million, or 17%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. This decrease was primarily attributable to lower costs resulting from a reduced number of research and development personnel and reduced salaries, offset, in part, by additional personnel costs related to acquisitions. To date, all research and development expenses have been expensed as incurred. We anticipate that research and development expenses in absolute dollars for the first quarter of fiscal 2004 will increase from the fourth quarter of fiscal 2003 due to additional personnel costs related to the acquisition of certain assets of Xaffire, Inc. completed in December 2003.

Sales and Marketing

	2003	2002	% Change
	(In thousands)
Sales and marketing	$13,696	$19,934	(31)%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased by $6.2 million, or 31%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. The decrease primarily resulted from a reduced number of sales and marketing personnel, and to a lesser extent, from reduced spending on certain marketing programs. We believe that continued investments in our sales and marketing efforts are essential for us to maintain our market position and to further increase acceptance of our services. We anticipate that sales and marketing expenses in absolute dollars for the first quarter of fiscal 2004 will increase compared to the fourth quarter of fiscal 2003 due to expenses associated with our 2003 Global Internet Performance Conference.

Operations

	2003	2002	% Change
	(In thousands)
Operations	$6,319	$7,484	(16)%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic customer support 24 hours per day, 7 days a week. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses decreased by $1.2 million, or 16%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. The decrease in operations expenses was primarily the result of improving operating efficiencies and to lower personnel costs from reducing the number of personnel in the operations group, and, to a lesser extent, to reduced salaries. We anticipate that operations expenses in absolute dollars for the first quarter of fiscal 2004 will remain comparable to the fourth quarter of fiscal 2003.

General and Administrative

	2003	2002	% Change
	(In thousands)
General and administrative	$6,315	$7,218	(13)%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional services fees and other general corporate expenses. Our general and administrative expenses decreased by $903,000, or 13%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. The decrease in our general and administrative expenses was primarily attributable to a reduced number of general and administrative personnel, reduced salaries, and lower bad debt provisions, and, to a lesser extent, to lower spending on professional service fees. We anticipate that general and administrative expenses in absolute dollars for the first quarter of fiscal 2004 will decrease slightly compared to the fourth quarter of fiscal 2003 due to reduced personnel costs associated with a reduction in personnel.

Excess Occupancy Costs

	2003	2002	% Change
	(In thousands)
Excess occupancy costs	$1,137	—	—

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters’ building, acquired in September 2002, such as property taxes, insurance, and depreciation. The costs are based on the actual unoccupied square footage, which was 60% for the first nine months and 70% for the last three months for the year ended September 30, 2003.

Lease Termination Charge

	2003	2002	% Change
	(In thousands)
Lease termination charge	—	$52,028	—

In July 2000, we entered into a five-year synthetic lease agreement for our corporate headquarters building in San Mateo, California. On September 30, 2002, we terminated the lease and purchased the property for a total of $85.7 million. The lease, which was due to expire in 2005, provided for a residual guarantee of a total of $85.0 million due at the end of the lease term or upon lease termination. Our obligation was fully collateralized with restricted cash of $85.0 million.

After we entered into the lease in July 2000, real estate market conditions worsened, including a significant increase in available space for lease and significant declines in corresponding lease rates for commercial property. Accordingly, a loss on termination of this lease was recognized in connection with the purchase of the building in September 2002. The loss was calculated by comparing the purchase price of the building to its fair value. To determine the fair value of the building, we had an independent real estate appraisal conducted, which indicated that the fair value of the property was approximately $25.0 million. The calculated loss of approximately $60.7 million was recorded in the fourth quarter of fiscal 2002. The $60.7 million loss on termination was adjusted for the reversal of the remaining excess facility charge accrual and costs associated with the acquisition of the building, resulting in a net charge to the consolidated statements of operations of approximately $52.0 million for the year ended September 30, 2002.

Amortization of Identifiable Intangible Assets, Amortization of Stock-Based Compensation and In-process Research and Development

	2003	2002	% Change
	(In thousands)
Amortization of identifiable intangible assets	$1,580	$1,106	43%
Amortization of stock-based compensation	31	421	(93)%
In-process research and development costs	—	200	—

Total amortization of identifiable intangible assets, amortization of stock-based compensation and in-process research and development	$1,611	$1,727	(7)%

For the year ended September 30, 2003, we recorded approximately $1.6 million for the amortization of identifiable intangible assets and for the year ended September 30, 2002, we recorded approximately $1.1 million for the amortization of identifiable intangible assets. Amortization of identifiable intangible assets increased by approximately $474,000 for the year ended September 30, 2003 in connection with our acquisitions of NetMechanic in May 2002, Enviz in October 2002, and Streamcheck in July 2003.

At September 30, 2003, we had a remaining balance of approximately $2.2 million of identifiable intangible assets that are being amortized over a three-year period from the date of acquisition. The remaining balance will be fully amortized by July 2006.

Certain options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $31,000 during the year ended September 30, 2003, compared to $421,000 for the year ended September 30, 2002. The decrease in the amortization of deferred compensation from fiscal 2002 to fiscal 2003 was a result of our discontinuing to amortize costs associated with former employees that had been terminated. Deferred compensation was amortized on a straight line basis over the vesting period of the options and was fully amortized as of September 30, 2003.

The in-process research and development charge of $200,000 for the year ended September 30, 2002 related to the estimated fair value of an acquired in-process research and development project, which we acquired in connection with our acquisition of NetMechanic, that had not yet reached technological feasibility and had no alternative future use, related to NetMechanic’s technology for web site testing. The estimated fair value of this project was determined based on the actual costs incurred as of the acquisition date. This amount was immediately expensed as of the acquisition date.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We expect the amortization of identifiable intangible assets to be approximately $400,000 for the first quarter of fiscal 2004, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of September 30, 2003, as listed in the table below, will be fully amortized by July 2006 (in thousands):

	Technology Based	Customer Based	Trademark	Total
Net carrying value at September 30, 2003	$2,055	$121	$0	$2,176

Interest Income and Interest and other Expenses

	2003	2002	% Change
	(In thousands)
Interest income	$5,742	$12,075	(52)%
Interest and other expenses	(273)	(76)	259%

Interest income, interest and other expenses, net	$5,469	$11,999	(54)%

Net interest income, interest and other expenses decreased by $6.5 million, or 54%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. The majority of the interest income was earned on our invested cash. The decrease in interest income was primarily attributable to a lower level of invested cash due to the use of $85.0 million of restricted cash to purchase our headquarters’ building in September 2002, the use of approximately $79.2 million of cash used to repurchase our common stock primarily in our two issuer tender offers in November 2002 and May 2003, and the continued decline in interest rates. Substantially all of the interest income represents interest earned from our cash, short-term investments and restricted cash. We expect that net interest income for the first quarter of fiscal 2004 will be approximately $650,000, absent any additional transactions, and assuming no material changes in interest rates.

Provision for Income Taxes

No benefit for federal, state, and foreign income taxes was recorded for the years ended September 30, 2003 and 2002, because we provided a valuation allowance against the deferred tax assets generated from the operating loss. As of September 30, 2003, we had net operating loss carryforwards for U.S. federal and foreign income tax reporting purposes of approximately $41.5 million, and $1.8 million, respectively, available to reduce future income subject to income taxes. As of September 30, 2003, we had net operating loss carryforwards for state income tax purposes of approximately $18.5 million available to reduce future income subject to income taxes. The U.S. federal net operating loss carryforwards will begin to expire, if not utilized in 2010. The foreign net operating loss carryforwards will begin to expire in the year 2005. State net operating loss carryforwards will begin to expire if not utilized in 2003. In addition, as of September 30, 2003, we had research credit carryforwards for both federal and California income tax purposes of approximately $1.2 million, respectively, available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards are available indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the United States.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, the utilization of the net operating loss and credit carryforwards could be reduced significantly.

Cumulative Effect of a Change in Accounting Principle

	2003	2002	% Change
	(In thousands)
Cumulative effect of a change in accounting principle	$—	$3,160	—

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, “Cumulative Effect of a Change in Accounting Principle”, as a result of the implementation of Statement of Financial Accounting Standard No. 142, for fiscal 2002, we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with acquisitions prior to September 30, 2002. In the year ended September 30, 2003, there was no charge for the cumulative effect of a change in accounting principle.

Comparison of Fiscal Years Ended September 30, 2002 and 2001

Revenue

	2002	2001	% Change
	(In thousands)
Subscription services	$34,337	$43,428	(21)%
Consulting and support services	$3,603	$2,201	64%

Total Revenue	$37,940	$45,629	(17)%

Subscription Services.    Revenue from subscription services decreased by $9.1 million, or 21%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. Subscription services represented 90% and 95% of total revenue in the year ended September 30, 2002 and 2001, respectively. The decrease in revenue was primarily attributable to lower sales to two types of customers – Internet Service Providers and e-commerce websites – which declined from 30% of total revenue for fiscal 2001 to 14% for fiscal 2002. We also experienced an increase in cancellations and nonrenewals. The decrease in revenue was partially offset by an increase in the prices of some of our subscription services during fiscal 2002.

For the year ended September 30, 2002 and 2001, no single customer accounted for more than 10% of total revenues. At September 30, 2002, one customer accounted fo more than 10% of total accounts receivable, which receivable was collected subsequent to September 30, 2002.

Consulting and Support Services.    Revenue from consulting and support services increased by $1.4 million, or 64%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. Revenue from consulting and support services represented approximately 10% and 5% of total revenue for the years ended September 30, 2002 and 2001, respectively. The increase in revenue in absolute dollars resulted primarily from an increased number of large testing and consulting engagements, during fiscal 2002 and our new product offering, Keynote Diagnostic Services, introduced in November 2001.

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

Costs of Consulting and Support Services.    Costs of consulting and support services increased by $437,000, or 15%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. The increase was primarily due to increased costs associated with large testing and consulting engagements during fiscal 2002 and the introduction of our program of Keynote Diagnostic.

Research and Development

	2002	2001	% Change
	(In thousands)
Research and development	$8,942	$7,510	19%

Research and development expenses increased by approximately $1.4 million, or 19%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. This increase was due to the increase in personnel to support our new offerings in our Test Perspective, Wireless Perspective and NetMechanic services as well as costs incurred to enhance and expand other services.

Sales and Marketing

	2002	2001	% Change
	(In thousands)
Sales and marketing	$19,934	$22,379	(11)%

Our sales and marketing expenses decreased by $2.4 million, or 11%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. The decrease was primarily a result of the restructuring of our sales organization to focus more resources on our large corporate customers and reduced spending on certain marketing programs.

Operations

	2002	2001	% Change
	(In thousands)
Operations	$7,484	$7,203	4%

Our operations expenses increased by $281,000, or 4%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. The increase in operations expenses was primarily related to higher personnel costs.

General and Administrative

	2002	2001	% Change
	(In thousands)
General and administrative	$7,218	$6,560	10%

Our general and administrative expenses increased by $658,000, or 10%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. The increase in our general and administrative expenses was primarily related to hiring additional personnel to support our business as well as higher insurance, personal property taxes, and occupancy costs.

Restructuring Costs

	2002	2001	% Change
	(In thousands)
Restructuring costs	—	$271	—

In April 2001, we incurred restructuring costs of $271,000 relating to a reduction in our workforce by approximately 36 employees or 13% from March 31, 2001. The restructuring costs consisted of severance payments, which were paid in full by June 30, 2001. We had no restructuring costs in fiscal 2002.

Excess Facility Costs

	2002	2001	% Change
	(In thousands)
Excess facility costs	$—	11,012	—

For the year ended September 30, 2001, we recorded a charge of $11.0 million for certain costs related to the unoccupied portion of our headquarters building in San Mateo, California. For the year ended September 30, 2002, we occupied approximately 40% of the building, and actively sought tenants for the remaining 60%. The $11.0 million charge included certain lease costs such as lease expense, insurance, and property taxes. Other operating costs associated with the unoccupied space were reported as incurred as operating expenses in fiscal 2002 and 2001. On September 30, 2002, we terminated the synthetic lease arrangement for our headquarters’ building by purchasing the property for a total of $85.7 million before the expiration of the lease term in 2005. The remaining amount of the excess facility costs accrual of approximately $9.3 million was reversed and offset the loss on termination of the lease we recorded in connection with the purchase of the building, as described above in “Lease Termination Charge”.

Amortization of Deferred Compensation, Amortization and Impairment of Goodwill and Identifiable Intangible Assets, Amortization of Stock-Based Compensation and In-process Research and Development

	2002	2001	% Change
	(In thousands)
Amortization of deferred compensation	—	4,836	—
Amortization of goodwill	$—	$10,642	—
Impairment of goodwill	—	26,100	—
Impairment of identifiable intangible assets	—	4,400	—
Amortization of identifiable intangible assets	1,106	2,099	(47)%
Amortization of stock-based compensation	421	341	23%
In-process research and development costs	200	—	—

Total amortization of deferred compensation, amortization and impairment of goodwill and identifiable intangible assets, amortization of stock-based compensation, and in-process research and development	$1,727	$48,418	(96)%

In connection with the purchase of Velogic Inc. in June 2000, Digital Content, L.L.C. in August 2000, the assets of the management service provider business of Envive Corporation in July 2001, the business of onDevice Corporation in October 2001, and the acquisition of NetMechanic in May 2002, we recorded an aggregate amount of approximately $44.1 million of goodwill and approximately $11.2 million of identifiable intangible assets in fiscal 2000, 2001, and 2002.

We no longer amortize goodwill as of October 1, 2001, and, at September 30, 2002, have no remaining goodwill on our balance sheet, as discussed in Note 3, “Cumulative Effect of a Change in Accounting Principle”, and Note 6, “Goodwill and Identifiable Intangible Assets”, of the Notes to the Consolidated Financial Statements. For the year ended September 30, 2001, we recorded approximately $10.6 million in amortization of goodwill, approximately $26.1 million in impairment of goodwill and approximately $4.4 million in impairment of identifiable intangible assets.

We also recorded a charge of $3.2 million as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill, as of October 1, 2001, associated with our Digital Content, Velogic, and Envive acquisitions. This is discussed below in greater detail under “Cumulative Effect of a Change in Accounting Principle”.

For the year ended September 30, 2002, we recorded approximately $1.1 million in amortization of identifiable intangible assets. For the year ended September 30, 2001, we recorded approximately $2.1 million in amortization of identifiable intangible assets. Amortization of identifiable intangible assets decreased by approximately $1.0 million in fiscal 2002 due to the impairment charge of approximately $4.4 million that we recorded in fiscal 2001. As a result of the impairment charge, we had a lower identifiable intangible balance that was amortized in fiscal 2002. At September 30, 2002, we had a remaining balance of approximately $2.9 million of identifiable intangible assets that was being amortized over a three-year period from the date of acquisition.

Certain options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $421,000 during the year ended September 30, 2002, compared to $341,000 for the year ended September 30, 2001. Deferred compensation was amortized on a straight-line basis over the vesting period of the options.

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

Interest Income and Interest Expense and Other Expenses

	2002	2001	% Change
	(In thousands)
Interest income	$12,075	$18,732	(36)%
Interest and other expenses	(76)	(450)	(83)%

Interest income, interest and other expenses, net	$11,999	$18,282	(34)%

Net interest income, interest and other expenses decreased by $6.3 million, or 34%, during the year ended September 30, 2002 as compared to the year ended September 30, 2001. Substantially all of the balance represents interest income from our cash, short-term investments and restricted cash. This decrease was primarily due to the decline in interest rates earned on our invested cash during fiscal 2002.

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

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, “Cumulative Effect of a Change in Accounting Principle”, as a result of the implementation of Statement of Financial Accounting Standard No. 142, for fiscal year 2002, we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with acquisitions prior to fiscal year 2002. Previously, for fiscal 2001, goodwill had been amortized and amounted to approximately $10.6 million.

Liquidity and Capital Resources for the Fiscal Years Ended September 30, 2003, 2002, and 2001

At September 30, 2003, we had approximately $23.2 million in cash and cash equivalents and approximately $137.0 million in short-term investments, for a total of approximately $160.2 million. Our short-term investments consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better.

Net cash provided by operating activities was approximately $6.0 million for the year ended September 30, 2003, $1.1 million for the year ended September 2002 and $11.3 million for the year ended September 30, 2001. For the year ended September 30, 2003, net cash provided by operating activities was primarily the result of net income, excluding all non-cash amortization and depreciation charges, a decrease in accounts receivable and prepaid and other assets, partially offset, by a decrease in accounts payable, accrued expenses, and deferred revenue. For the year ended September 30, 2002, net cash provided by operating activities was primarily the result of net income, excluding all non-cash charges, and a decrease in accounts receivable and prepaid and other assets, offset, in part, by a decrease in accounts payable, accrued expenses, and deferred revenue. For both years, accounts receivable declined mainly due to improved collections. In both years, prepaid and other assets declined mainly due to the receipt of accrued interest generated from our cash and short-term investments. Similarly, in both years, accounts payable and accrued expenses declined mainly due to the timing of certain payments associated with our headquarters building and periodic insurance renewals. For the year ended September 30, 2001, net cash provided by operating activities was primarily from net income from operations excluding all non-cash charges and an increase in accounts payable and accrued expenses. The increase in cash from operating activities was partially offset by an increase in prepaid and other assets due to an increase in investment interest receivable.

Cash provided by our investing activities totaled approximately $71.4 million for the year ended September 30, 2003. Cash used for our investing activities totaled approximately $102.4 million for the year ended September 30, 2002 and $225.7 million for the year ended September 30, 2001. In fiscal 2003, we generated $74.2 million from the net sales of short-term investments. We used $2.5 million to purchase property and equipment and used $234,000, net, for the acquisitions of the businesses of Enviz, Inc. and Streamcheck. In fiscal 2002, we used $85.7 million for the purchase of our headquarters building, $3.2 million to purchase other property and equipment, $2.2 million in connection with our acquisitions of Envive, OnDevice, and NetMechanic, and $11.3 million for the net purchase of short-term investments. In fiscal 2001, we invested a net amount of $207.5 million in short-term investments, $14.8 million for capital expenditures, and $3.4 million for the management service provider business of Envive.

Cash used for our financing activities totaled approximately $75.1 million for the year ended September 30, 2003. Cash provided by our financing activities totaled approximately $78.0 million for the year ended September 30, 2002. Cash used for our financing activities totaled approximately $1.5 million for the year ended

September 30, 2001. In fiscal 2003, we used approximately $79.2 million for the repurchase of approximately 8.9 million shares of our common stock, primarily pursuant to the two issuer tender offers completed in November 2002 and May 2003. This was partially offset by approximately $4.1 million from the issuance of common stock associated with our employee stock option and stock purchase plans. As of September 30, 2003, the total number of shares of our common stock repurchased since the repurchase program was authorized by our Board of Directors in January 2001 was approximately 10.4 million shares at an aggregate cost of approximately $90.1 million. We currently have authorization to repurchase additional shares of our common stock for up to approximately $39.9 million. In fiscal 2002, we acquired our headquarters building on September 30, 2002, with $85.0 million of cash that had previously collateralized the operating lease obligation with respect to the building and was designated as restricted cash. In fiscal 2002, we used approximately $8.1 million for the repurchase of approximately 1.2 million shares of our common stock under our repurchase program and $830,000 for the repayment of notes payable. In fiscal 2002, we generated approximately $1.9 million in cash from the issuance of common stock under our employee stock option and stock purchase plans. In fiscal 2001, we received approximately $2.2 million from the issuance of common stock under our employee stock option and stock purchase plans, offset by approximately $1.3 million used for the repayment of notes payable and approximately $2.4 million used for the repurchase of 250,000 shares of our common stock under our repurchase program.

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

Commitments

As of September 30, 2003, our principal commitments consisted of $223,000 in real property operating leases, with various lease terms, the longest of which expires in December 2005. Additionally, we had contingent commitments to 53 bandwidth and collocation providers amounting to $996,000 for 105 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to make additional capital expenditures of approximately $700,000 related to our operations and headquarters building for the first quarter of fiscal 2004, excluding costs associated with the completion of our acquisition of assets from Xaffire, Inc. in December 2003, and any other acquisitions or extraordinary transactions.

The following table summarized our minimum contractual obligations and commercial commitments as of September 30, 2003 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Contractual Obligations	Commercial Commitments
Fiscal Year Ended September 30,	Leases	Bandwidth and Collocation	Total
2004	$103	$980	$1,083
2005	103	16	119
2006	17		17

	$223	$996	$1,219

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

Our critical accounting policies and judgments are of both a routine and non-routine nature. The recurring policies relate to revenue recognition, the allowance for doubtful accounts receivable, and goodwill impairments. The non-routine policy relates to the valuation of our long lived assets.

Revenue Recognition

Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Our subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Revenue from our consulting and support services, which includes revenue from our load testing service, is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

Allowance for Doubtful Accounts Receivable

Our accounting policy for our allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice of the accounts receivable aging, each customer’s expected ability to pay and our collection history with each customer. We review invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage, based on historical collection trends, to the outstanding accounts receivable balance. The allowance for doubtful accounts represents management’s best estimate, but changes in circumstances, in the future, relating to accounts receivable may result in a requirement for additional allowances in the future or reductions in allowances due to future recoveries or trends. Accounts receivable is recorded net of an allowance for doubtful accounts receivable of approximately $1.0 million, or 19% of total account receivable, and $1.2 million, or 20% of total accounts receivable, as of September 30, 2003 and 2002, respectively. The slight decrease in our allowance for doubtful accounts is due to improved collection efforts as well as a reduction in loss experience.

Impairment Assessments of Goodwill and Identifiable Intangibles

Our methodology for allocating the purchase price relating to acquisitions is determined based on valuations performed by an independent third party. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

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

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for our single reporting unit. The goodwill recorded on the Consolidated Balance Sheets as of September 30, 2003 was $195,000, as compared to $0 as of September 30, 2002.

Valuation of Long Lived Assets

We evaluate the recoverability of fixed assets and identifiable intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such asset group may not be fully recoverable. Changes in circumstances include economic conditions or operating performance. Our evaluation is based upon assumptions about the estimated future undiscounted net cash flows from such asset groups. Management continually applies its best judgment when performing these evaluations to determine the timing of the testing, the undiscounted net cash flows used to assess recoverability and the fair value of the asset group. If future events or circumstances indicate that an impairment assessment is required and an asset group is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Factors That May Impact Future Operating Results

We have introduced new products and services, and we have an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have recently introduced many new products, including:

•	In October 2002, we introduced Keynote Diagnostic Services, which performs root cause analysis with diagnostic functionality to strengthen the value of e-business Web performance data customers already receive through Keynote’s performance measurement services and performance management solutions.

•	In March 2003, we introduced eight new Web transaction performance indices that include banking, computers, health care, home loans, home specialty, hotel and travel, pharmaceuticals and retail.

•	In May 2003, we introduced two new Web transaction performance benchmarking indices, The Keynote Consumer E-Commerce Transaction Index and The Keynote e-Banking Transaction Index.

•	In June 2003, we introduced our Best Practices for Total Performance Management for E-Government that are targeted at operations, application development and testing personnel within federal, state and local government agencies. We also introduced an updated version of our WebIntegrity service.

•	In July 2003, we introduced Red Alert Performance Tracker, a cost effective, self-service performance monitoring solution for the budget-conscious operational user that provides the essentials for understanding Web site performance, including alarms on both performance and availability. We also introduced an updated version of our Transaction Perspective which added many important new features and functionality for measuring accurately, realistically and representatively the effect on end user performance and availability and an updated version of our WebEffective product adding new reporting functionality to make analyzing Web site user behavior easier and simpler. In addition, we acquired the business of Streamcheck, which provides quality measurements of streaming media delivery by simulating the behavior of end-users in cities around the world.

•	In August 2003, we introduced our Best Practices for Total Performance Management for Retailers, which are targeted at operations, application development and testing personnel within large online retailers.

•	In October 2003, we introduced an updated version of our Wireless Perspective product and we introduced several new products including, Application Perspective, an end-to-end monitoring and root cause diagnostics solution, Performance Scoreboard, a customized portal for the visual management of service level objectives for multi-property, multi-location e-businesses, PerformanceTune, a tuning service that combines Keynote’s load testing infrastructure with detailed back-end monitoring to isolate and repair performance bottlenecks, and Test Perspective for Siebel 7, a load testing service that utilizes our load-generation infrastructure to help companies validate the performance of their entire Siebel 7 application infrastructure.

The long-term revenue and income potential of our current business and services and the related markets are unproven. In addition, because some of our products and services are new and because the market for web performance management services is evolving, we have limited insight into trends that may emerge and affect our business.

We have incurred and may in the future continue to incur losses, and we may not sustain profitability.

We experienced operating losses in each annual period since inception and in each quarterly period since inception through the third quarter of fiscal 2003. We may not be able to sustain operating profitability in the future. We incurred net losses of $4.7 million for the year ended September 30, 2003, and as of September 30, 2003, we had an accumulated deficit of $142.1 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2003, we had approximately $2.2 million of identifiable intangible assets and $195,000 of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. In addition, in fiscal 2002, we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with our acquisitions made prior to September 30, 2003. We believe that our operating expenses could increase as they have in certain past periods. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

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

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of investors, the price of our common stock may decline.

Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	the rate of new and renewed subscriptions to our services;

•	the amount and timing of any reductions by our customers in their usage of our services;

•	our ability to increase the number of web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	our ability to attract new customers in a quarter, particularly larger customers;

•	our ability to successfully introduce new products and services to offset any reductions in revenue;

•	the timing and amount of consulting and support services revenue, which is difficult to predict in any given quarter due to the short-term nature of these engagements;

•	the timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•	the timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions; and

•	the timing and amount, if any, of restructuring costs if we are required to further restructure our operations;

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.

If we are required by law or elect to account for stock options under our stock option plans as a compensation expense, our results of operations would be materially affected.

We expect that we will be required to record compensation expense in connection with option grants in accordance with SFAS 123 that have an exercise price at or above fair market value. It is possible that future laws or regulations will require us to treat all stock options as a compensation expense or we may voluntarily elect to do so. If there is any such change in accounting regulations or if we elect to account for options in this way, this could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 2 of our consolidated financial statements shows the impact that such a change in accounting treatment would have had on our net loss and net income loss per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 2.

Our operating results could be harmed if sales of our web performance measurement services decline.

Sales of our web performance measurement services, primarily our Web Site Perspective-Business Edition services, and, to a lesser degree, our Transaction Perspective services, have generated a majority of our total revenue. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our benchmarking services. We have, from time to time, increased the prices of our web performance measurement services, which could reduce demand for these services. This could result in decreased sales, which would cause our revenue to decline.

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

The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our web performance management services, particularly in response to offerings of our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new services as quickly as possible. The success of new services depends on several factors, including proper definition of the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services to these.

We face competition that could make it difficult for us to acquire and retain customers.

The market for web performance measurement and management services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services such as Mercury Interactive, Gomez Advisors, Segue Software, WatchFire and a variety of small companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking, testing, and application performance management, such as WebCriteria,, a division of Coremetrics, Inc. and INS INSoft Division, an unit of Lucent Technologies, and free services that measure web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Veritas’ Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

In the future, we intend to expand our service offerings and continue to measure and manage the performance of emerging technologies such as Internet telephony, wireless devices, and wireless fidelity, or WI-FI, networks and, as a result, could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

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

Ten customers accounted for approximately 30%, 29% and 23% of our total revenue for the years ended September 30, 2003, 2002, and 2001, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our web performance management services, we may not be able to grow our business.

To increase sales of our web performance management services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In the year ended September 30, 2002, we terminated relationships with two of our international resellers. During the fourth quarter of fiscal 2003, we also terminated another relationship with one of our international resellers, and we may be required to terminate other reseller relationships in fiscal 2004. As a result, we are investing time and resources in evaluating replacements for these resellers and are committing resources to modify our direct sales effort in the United Kingdom and Germany.

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

Consulting and support services revenue represented approximately 10% of total revenue for the year ended September 30, 2003. The cost of consulting and support services has, at times, exceeded our consulting revenue. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will be greater than the costs of subscription services as a percentage of subscription services revenue. We will also need to successfully market these services to potential customers in order to increase revenue. Each consulting engagement typically spans a one to three month period, and therefore, it is more difficult for us to predict the amount of consulting and support services revenue recognized in any particular quarter. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture and Ernst & Young, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

The success of our business depends on the continued use of the Internet by business and consumers for e-business and communications.

Because our business is based on providing web performance management services, the Internet must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

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

All data collected from our measurement computers are stored in and distributed from our operations center, which we maintain at a single location. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. Although we completed a generator project to provide our own source of long-term uninterruptible power, if we experience power outages at our operations center, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our services to our customers on a timely basis. We are currently developing a redundant system for computer-network and other services at an alternate site. Various factors could cause us to not be able to ever complete such systems. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events.

Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, causing a disruption in our services, this could impair our ability to retain existing customers or attract new customers.

If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, which have typically lasted no more than a few hours, with the last one of significance occurring in October 2002. The outages that we have experienced have lasted no more than a few hours. These outages have been caused by a variety of factors including electrical distribution equipment malfunctions, operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility’s being inadequately equipped to house our operations center. Any outage for any period of time or loss of customer data could cause us to lose customers.

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

We believe we must expand the sales of our services outside the United States. To date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 5% and 6% of our total revenue for the years ended September 30, 2003 and 2002, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

We estimate that we will need to lease the unoccupied portion, or approximately 70%, of our headquarters building in San Mateo, California. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our building operating costs. In addition, we have previously incurred a charge for the write-down of the building, and, if the real estate market continues to deteriorate, we may incur charges for future write-downs. Any such charge could harm our results of operations.

Compliance with new rules and regulations concerning corporate governance may be costly and could harm our business.

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq Stock Market, on which our common stock is listed, has also adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

We have also adopted a stockholder rights plan that may discourage, delay or prevent a change of control and make any future unsolicited acquisition attempt more difficult. The rights plan was amended on December 15, 2003. The rights will become exercisable only upon the occurrence of certain events specified in the rights plan, including the acquisition of 20% of our outstanding common stock by a person or group. Our Board of Directors adopted a new policy under which a committee consisting solely of independent directors of the Board will review the Rights Agreement at least once every three years to consider whether maintaining the Rights Agreement continues to be in the best interests of Keynote and our stockholders. The Board may amend the terms of the rights without the approval of the holders of the rights.

Item 7A.    Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at September 30, 2003, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $570,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at September 30, 2003. We do not enter into derivative transactions for trading or speculative purposes.

Item 8.    Financial Statements And Supplementary Data.

Keynote Systems, Inc. and Subsidiaries

Index to Consolidated Financial Statements

and Financial Statement Schedule

Independent Auditors’ Report

The Board of Directors

Keynote Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2003. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    KPMG LLP

Mountain View, California

October 24, 2003

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$23,242	$20,874
Short-term investments	136,972	218,413

Total cash, cash equivalents, and short-term investments	160,214	239,287
Accounts receivable, less allowance for doubtful accounts of $1,048 and $1,238 as of September 30, 2003 and 2002, respectively	4,349	4,820
Prepaids and other current assets	1,506	1,347

Total current assets	166,069	245,454
Property and equipment, net	33,928	37,468
Goodwill	195	—
Identifiable intangible assets, net	2,176	2,859

Total assets	$202,368	$285,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$654	$1,014
Accrued expenses	7,077	8,191
Deferred revenue	4,357	5,121

Total current liabilities	12,088	14,326

Total liabilities	12,088	14,326

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,817,420 and 27,066,767 shares issued and outstanding as of September 30, 2003 and 2002, respectively	19	28
Treasury stock	(29)	(6,990)
Additional paid-in capital	331,912	413,684
Deferred compensation	—	(31)
Accumulated deficit	(142,056)	(137,331)
Accumulated other comprehensive income	434	2,095

Total stockholders’ equity	190,280	271,455

Total liabilities and stockholders’ equity	$202,368	$285,781

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended September 30,
	2003	2002	2001
Revenue:
Subscription services	$34,484	$34,337	$43,428
Consulting and support services	3,778	3,603	2,201

Total revenue	38,262	37,940	45,629

Expenses:
Costs of subscription services	8,237	11,565	13,388
Costs of consulting and support services	3,710	3,408	2,971
Research and development	7,431	8,942	7,510
Sales and marketing	13,696	19,934	22,379
Operations	6,319	7,484	7,203
General and administrative	6,315	7,218	6,560
Restructuring costs	—	—	271
Excess facility costs	—	—	11,012
Excess occupancy costs	1,137	—	—
Lease termination charge	—	52,028	—
Goodwill impairment charge	—	—	26,100
Amortization of deferred compensation, amortization and impairment of identifiable intangible assets, amortization of stock-based compensation and in-process research and development	1,611	1,727	22,318

Total operating expenses	48,456	112,306	119,712

Loss from operations before cumulative effect of a change in accounting principle	(10,194)	(74,366)	(74,083)
Interest income	5,742	12,075	18,732
Interest and other expenses	(273)	(76)	(450)

Net loss before income taxes and cumulative effect of a change in accounting principle	(4,725)	(62,367)	(55,801)
Provision for income taxes	—	—	(600)

Net loss before cumulative effect of a change in accounting principle	(4,725)	(62,367)	(56,401)
Cumulative effect of a change in accounting principle	—	(3,160)	—

Net loss	$(4,725)	$(65,527)	$(56,401)

Net loss per share:
Basic and diluted net loss per share before the cumulative effect of a change in accounting principle	$(0.21)	$(2.24)	$(2.04)
Basic and diluted cumulative effect per share of a change in accounting principle	—	(0.11)	—

Basic and diluted net loss per share	$(0.21)	$(2.35)	$(2.04)

Number of shares used in computing basic and diluted net loss per share	22,080	27,864	27,713

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)

	Shares	Amount		Shares	Amount
Balances as of September 30, 2000	27,807,763	$28	$413,084	—	$—	$(5,629)	$(15,403)	$—	$392,080	$(2,715)
Repurchase of common stock	—	—	—	(297,739)	(2,442)	—	—	—	(2442)
Issuance of common stock	288,691	—	882	123,067	1,356	—	—	—	2,238
Deferred compensation related to Digital Content acquisition, net	—	—	—	—	—	4,836	—	—	4,836
Amortization of stock-based compensation	—	—	—	—	—	341	—	—	341
Net loss	—	—	—	—	—	—	(56,401)	—	(56,401)	(56,401)
Unrealized gain on available-for sale investment	—	—	—	—	—	—	—	2,467	2,467	2,467

Balances as of September 30, 2001	28,096,454	28	413,966	(174,672)	(1,086)	(452)	(71,804)	2,467	343,119	(53,934)

Repurchase of common stock	—	—	(28)	(1,159,812)	(7,977)	—	—	—	(8,005)
Issuance of common stock	22,501	—	(254)	282,296	2,073	—	—	—	1,819
Amortization of stock-based compensation	—	—	—	—	—	421	—	—	421
Net loss	—	—	—	—	—	—	(65,527)	—	(65,527)	(65,527)
Foreign currency translation	—	—	—	—	—	—	—	107	107	107
Unrealized loss on available-for sale investments	—	—	—	—	—	—	—	(479)	(479)	(479)

Balance as of September 30, 2002	28,118,955	$28	$413,684	(1,052,188)	$(6,990)	(31)	$(137,331)	$2,095	$271,455	$(65,899)

Repurchase of common stock	—	—	(1,084)	(8,931,419)	(78,521)	—	—	—	(79,605)
Issuance of common stock	407,335	1	2,787	163,312	1,301	—	—	—	4,089
Issuance of common stock in connection with the Enviz acquisition	111,000	—	696	—	—	—	—	—	696
Retirement of treasury stock	(9,817,314)	(10)	(84,171)	9,817,739	84,181	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	—	(4,725)	—	(4,725)	(4,725)
Foreign currency translation	—	—	—	—	—	—	—	30	30	30
Unrealized loss on available-for sale investment	—	—	—	—	—	—	—	(1,691)	(1,691)	(1,691)

Balance as of September 30, 2003	18,819,976	$19	$331,912	(2,556)	$(29)	$—	$(142,056)	$434	$190,280	$(6,386)

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(4,725)	$(65,527)	$(56,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,418	7,887	6,012
Amortization of goodwill and other intangible assets	1,580	1,106	12,741
Impairment of goodwill and other intangible assets	—	—	30,500
Cumulative effect of a change in accounting principle	—	3,160	—
In-process research and development	—	200	—
Lease termination charge	—	52,028	—
Excess facility charge	—	—	11,012
Amortization of debt investment premium	3,765	2,343	—
Amortization of stock-based compensation	31	421	5,177
Changes in operating assets and liabilities:
Accounts receivable, net	319	3,121	349
Prepaids and other assets	1,355	2,114	(1,381)
Accounts payable and accrued expenses	(2,076)	(5,161)	2,863
Deferred revenue	(627)	(598)	434

Net cash provided by operating activities	6,040	1,094	11,306

Cash flows from investing activities:
Purchase of headquarters building	—	(85,741)	—
Purchases of other property and equipment	(2,512)	(3,249)	(14,844)
Purchase of assets of Envive and OnDevice	—	(1,023)	(3,410)
Purchase of NetMechanic, net of cash acquired	(234)	(1,171)	—
Purchases of short-term investments	(116,912)	(80,228)	(258,925)
Sales and maturities of short-term investments	191,096	68,974	51,430

Net cash provided by (used in) investing activities	71,438	(102,438)	(225,749)

Cash flows from financing activities:
Repayments of notes payable and capital lease	—	(830)	(1,323)
Proceeds from issuance of common stock, net of issuance costs	4,088	1,882	2,238
Use of restricted cash for purchase of headquarters building	—	85,000	—
Repurchase of outstanding common stock	(79,198)	(8,065)	(2,442)

Net cash provided by (used in) financing activities	(75,110)	77,987	(1,527)

Net increase (decrease) in cash and cash equivalents	2,368	(23,357)	(215,970)
Cash and cash equivalents at beginning of the year (1)(2)	20,874	44,231	260,201

Cash and cash equivalents at end of the year (1) (2)	$23,242	$20,874	$44,231

Noncash financing activities:
Common stock issued in connection with acquisitions	$696	$—	$—

(1)	Excludes $85.0 million of restricted cash at September 30, 2001.
(2)	Excludes $137.0 million, $218.4 million and $210.0 million of short-term investments at September 30, 2003, 2002 and 2001.

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)    The Company

Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) provide web performance measurement and management services that enable corporate enterprises to monitor, benchmark, test, diagnose, and optimize their e-business systems inside and outside the firewall.

(2)    Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances have been eliminated in consolidation.

(A)    Revenue Recognition

Subscription services revenue consists of fees from subscriptions to the Company’s web performance measurement and management services. The Company’s subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. All unearned revenue is recorded as deferred revenue on the balance sheet. The Company does not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Revenue from consulting and support services, which includes revenue from the Company’s load testing service, is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, the Company recognizes revenue as milestones or deliverables are completed.

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

(D)    Short-Term Investments

The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. The Company did not have any realized gains or losses for the three years ended September 30, 2003.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(E)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the equipment or the lease term. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. The land and building associated with the Company’s headquarters were recorded at their current fair market values as of September 30, 2002 based on an independent appraisal report. The actual acquisition cost of the land and building was higher than its fair market value because the company acquired the building pursuant to a synthetic lease arrangement which provided for a residual guarantee of $85.0 million. The cost of the building is being depreciated over a thirty year life.

(F)    Accumulated Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses on short-term investments in corporate and government debt securities and foreign currency translation which are excluded from earnings and reported as a component of stockholders’ equity. The functional currency of the Company’s foreign operations is the applicable local currency or U.S. dollar. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. Gains and losses from foreign currency transactions are reflected in the consolidated statements of operations as incurred.

(G)    Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable.

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers, however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews any invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in a requirement for additional allowances in the future. The Company believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein.

At September 30, 2003, no single customer accounted for more than 10% of the Company’s total accounts receivable. At September 30, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was collected subsequent to September 30, 2002. For the years ended September 30, 2003, 2002 and 2001, no single customer accounted for more than 10% of total revenue.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(H)    Excess Occupancy Costs

Excess occupancy costs are fixed charges associated with the unoccupied portion of the Company’s headquarter’s building, acquired in September 2002, such as property taxes, insurance and depreciation. and are based on the actual unoccupied square footage, which was 60% for the first nine months and 70% for the last three months for the year ended September 30, 2003.

(I)    Goodwill and Identifiable Intangible Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Identifiable intangible assets are generally amortized on a straight-line basis over a three- year period. Prior to October 1, 2001, goodwill was also amortized on a straight-line basis over a three-year period. With the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, on October 1, 2001, goodwill is no longer amortized but is subject to annual impairment testing. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Amortization of goodwill and identifiable intangible assets was $1.6 million, $1.1 million, and $12.7 million for the years ended September 30, 2003, 2002 and 2001, respectively.

The Company reviews its long-lived assets, including identifiable intangible assets, for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

(J)    Stock-Based Compensation

The Company accounts for stock option grants under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, which permits the use of the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No compensation expense is recognized on the grant date, when the option exercise price equals or exceeds the market price of the underlying common stock. Costs associated with stock-based compensation are amortized ratably over the vesting period of the individual award. There has been no stock-based compensation charges since September 1999, when the Company went public, and the deferred stock compensation was in connection with certain options granted prior to June 30, 1999. As of September 30, 2003, the deferred stock compensation had been fully amortized. See Note 8 to the Consolidated Financial Statements for more details.

The following table illustrates the effect on net loss and basic and diluted net loss per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands):

	Year Ended September 30,
	2003	2002	2001
Net loss, as reported	$(4,725)	$(65,527)	$(56,401)
Add: Stock-based employee compensation included in net loss	31	421	341
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,134)	(10,137)	(4,889)

Pro forma net loss	$(14,828)	$(75,243)	$(60,949)

Basic and diluted net loss per share:
As reported	(0.21)	(2.35)	(2.04)

Pro forma	$(0.67)	$(2.70)	$(2.20)

Number of shares used in computing as reported and pro forma basic and diluted loss per share	22,080	27,864	27,713

The net tax effect on the stock-based employee compensation determined under fair value based method for all awards is zero. See Note 8 of the Notes to Consolidated Financial Statements for additional detail.

(K)    Income Taxes

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

(L)    Research and Development

Research and development costs are expensed as incurred until technological feasibility has been established, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. To date, the Company’s service offerings have been available for general release concurrent with the establishment of technological feasibility and, accordingly, no research and development costs have been capitalized.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	Year Ended September 30,
	2003	2002	2001
Shares outstanding under stock options	5,581	6,378	3,351
Shares of restricted stock subject to repurchase	5	21	101

The weighted-average exercise price of outstanding stock options was $12.61, $12.58, and $19.58 for the years ended September 30, 2003, 2002, and 2001, respectively. The weighted-average purchase price of restricted stock was $2.06, $1.09, and $0.74, for the years ended September 30, 2003, 2002, and 2001, respectively.

(N)    Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(O)    Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current financial statement presentation.

(3)    Cumulative Effect of a Change in Accounting Principle

As described in Note 2, “Summary of Significant Accounting Policies—Goodwill and Identifiable Intangible Assets”, the Company early adopted SFAS No. 142, effective October 1, 2001. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

SFAS No. 142 required the Company to determine the fair value of its one reporting unit as of October 1, 2001, and compare it to the reporting unit’s carrying amount. To the extent that the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. During the second quarter of fiscal 2002, the Company performed the first step of the transitional impairment test required under SFAS No. 142, and obtained an indicator of impairment in its single reporting unit. During the third quarter of fiscal 2002, the Company performed the second step of the transitional impairment test. In the second step, in accordance with SFAS No. 141, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation to its carrying amount, both of which were measured as of the date of adoption. The Company determined the fair value of its single reporting unit using its market capitalization value after adjusting for a control premium and compared it to its carrying value. The Company determined its market capitalization value based on the number of shares outstanding and the stock price as of October 1, 2001, adjusting for a 10% premium that is assumed to represent additional value that an acquirer would be required to pay for a controlling interest in the Company. This evaluation indicated that goodwill associated with acquisitions completed prior to fiscal 2002 was impaired as of October 1, 2001. Accordingly, the Company recorded a $3.2 million non-cash impairment charge as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001. The charge is reflected in the results for the year ended September 30, 2002. The goodwill recorded on the Company’s Consolidated Balance Sheets as of September 30, 2003 was $195,000, as compared to $0 as of September 30, 2002.

(4)    Investments

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of September 30, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. government agencies	$68,122	$146	(34)	$68,234
Corporate bonds and commercial paper	68,553	222	(37)	68,738

Total	$136,675	$368	$(71)	$136,972

The following table summarizes the maturities of fixed maturity investments available for sale at September 30, 2003 (in thousands). Expected maturities of the debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Year ending September 30,
2004	$50,203	$50,329
2005	86,472	86,643
Thereafter	—	—

Total	$136,675	$136,972

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(5)    Property and Equipment

Property and equipment, net, comprised the following (in thousands):

	Useful Lives (Years)	September 30,
		2003	2002
Computer equipment and software	3	$23,223	$23,503
Furniture and fixtures	5	1,485	1,492
Land	—	14,150	14,150
Building	30	10,750	10,750
Leasehold and building improvements	5–30	6,655	5,479

		56,263	55,374
Less accumulated depreciation and amortization		22,335	17,906

Total		$33,928	$37,468

(6)    Goodwill and Identifiable Intangible Assets

As described in Note 2, “Summary of Significant Accounting Policies”, and Note 3, “Cumulative Effect of a Change in Accounting Principle”, the Company adopted SFAS No. 142, effective October 1, 2001. The following table reconciles the reported operating loss, net loss before the cumulative effect of a change in accounting principle, net loss, and net loss per share for fiscal 2001 to its respective pro forma balances adjusted to exclude goodwill amortization expense, which is no longer recognized under the provisions of SFAS No. 142. Fiscal 2002 and 2003 results, adjusted for a cumulative effect of a change in accounting principle in fiscal 2002, are presented for comparative purposes (in thousands, except for loss per share).

	September 30,
	2003	2002	2001
Reported net loss before the cumulative effect of a change in accounting principle	$(4,725)	$(62,367)	$(56,401)
Add back goodwill amortization	—	—	10,642

Adjusted net loss before the cumulative effect of a change in accounting principle	(4,725)	(62,367)	(45,759)
Cumulative effect of a change in accounting principle	—	(3,160)	—

Adjusted net loss	$(4,725)	$(65,527)	$(45,759)

Basic and diluted loss per share:
Reported basic and diluted loss per share	$(0.21)	$(2.35)	$(2.04)
Add back goodwill amortization	—	—	0.39

Adjusted basic and diluted loss per share before cumulative effect of a change in accounting principle	(0.21)	(2.35)	(1.65)
Cumulative effect of a change in accounting principle	—	0.11	—

Adjusted basic and diluted loss per share	$(0.21)	$(2.24)	$(1.65)

Number of shares used in computing adjusted basic and diluted loss per share	22,080	27,864	27,713

The goodwill recorded on the Consolidated Balance Sheets as of September 30, 2003 was $195,000, as compared to $0 as of September 30, 2002. The increase in goodwill was in connection with the Company’s

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

acquisition of the business of Streamcheck. See Note 9, “Acquisitions,” to the Consolidated Financial Statements for more details.

Identifiable intangible assets amounted to approximately $2.2 million (net of accumulated amortization of approximately $9.8 million) and approximately $2.9 million (net of accumulated amortization of approximately $8.2 million) at September 30, 2003 and 2002, respectively. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of September 30, 2003:
Gross carrying value	$8,006	$3,725	$250	$11,981
Accumulated amortization	(5,951)	(3,604)	(250)	(9,805)

Net carrying value at September 30, 2003	$2,055	$121	$0	$2,176

As of September 30, 2002:
Gross carrying value	$7,173	$3,660	$250	$11,083
Accumulated amortization	(4,520)	(3,465)	(239)	(8,224)

Net carrying value at September 30, 2002	$2,653	$195	$11	$2,859

The amortization expense for existing identifiable intangible assets is estimated to be approximately $1.4 million for fiscal 2004, approximately $702,000 for fiscal 2005, and approximately $74,000 for fiscal 2006.

(7)    Accrued Expenses

Accrued expenses comprised the following (in thousands):

	September 30,
	2003	2002
Accrued employee compensation	$2,529	$3,264
Other accrued expenses	4,548	4,927

	$7,077	$8,191

(8)    Stockholders’ Equity

(A)    1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (Incentive Plan). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company’s right of repurchase that lapses as the shares vest. In general, options vest over a four-year period. As of September 30, 2003, the Company was authorized to issue up to approximately 10.8 million shares of common stock in connection with the Incentive Plan to employees, directors, and consultants, which includes options reserved for issuance under the Company’s 1996 and 1999 Stock Option Plans, which plans terminated upon the completion of the Company’s initial public offering. As of September 30, 2003, options to purchase approximately 5.6 million shares were outstanding under the plan, and approximately 5.2 million shares have been reserved for future issuance.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Stock options granted prior to April 1999 were generally immediately exercisable subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the unvested portion of the shares upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the original issuance cost. The Company’s right of repurchase lapsed with respect to 25% of the shares after one year and ratably on a monthly basis over the following three years. As of September 30, 2003, the Company’s right of repurchased had lapsed for all shares granted prior to April 1999. However, as of September 30, 2003, approximately 5,000 shares of common stock issued upon exercise of stock options assumed in connection with an acquisition were subject to repurchase at a weighted-average price of $2.06 per share.

Under the Incentive Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of the grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonqualified stock options, the exercise price must be at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning less than 10% of the voting power of all classes of stock. Options expire 10 years after the date of grant.

(B)    1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (Purchase Plan). The Company had reserved a total of approximately 1.4 million shares of common stock for issuance under the Purchase Plan as of September 30, 2003.

Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of September 30, 2003, approximately 442,000 shares had been issued under this plan, and approximately 981,000 shares had been reserved for future issuance.

(C)    Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees with stock purchase rights pursuant to stockholder approved equity incentive and employee stock purchase plans. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in operating expenses for the three years ended September 30, 2003, as all options granted under these plans had an exercise price equal to or in excess of the fair market value of the underlying common stock as of the grant date for each stock option, except for certain stock options granted in fiscal 1999 or earlier, prior to the Company’s initial public offering. For those option grants in fiscal 1999 or earlier, the Company recorded deferred stock compensation of $1.9 million for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount was being amortized on a straight-line basis over the vesting period, which was generally four years. As of September 30, 2003, the deferred stock compensation has been fully amortized.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted for the years ended September 30, 2003, 2002, and 2001, respectively, are as follows:

	2003	2002	2001
Volatility	38.6%	59.0%	60.0%
Risk-free interest rates	1.83%	3.06%	4.52%
Expected life (in years)	2.50	2.50	2.50
Dividend yield	—	—	—

A summary of activity under the Company’s option plans is as follows:

	Years Ended September 30,
	2003		2002		2001
	Weighted- Average Exercise		Weighted- Average Exercise		Weighted- Average Exercise
	Shares (in 000s)	Price	Shares (in 000s)	Price	Shares (in 000s)		Price
Outstanding at the beginning of the year	6,378	$12.58	3,351	$19.58	3,927		$33.30
Granted	879	9.67	4,498 (1)	7.78	1,979		12.99
Exercised	(453)	7.48	(173)	5.37	(292)		3.72
Cancelled	(1,223)	12.25	(1,298)	14.91	(2,263	)(1)	39.66

Outstanding at the end of the year	5,581	$12.61	6,378	$12.58	3,351		$19.58

Options exercisable at end of the year	2,655	$14.59	1,874	$17.32	611		$14.48

Weighted-average fair value of options granted during the year with exercise prices equal to fair value at date of grant		$2.68		$2.98			$5.95

(1)	includes the impact of the Company’s voluntary stock option exchange program which is described in more detail below under “Stock Option Exchange Program.”

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of September 30, 2003 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
At $0.50	1	5.2	$0.50	1	$0.50
From $1.60 to $2.05	16	5.6	1.70	16	1.69
From $3.20 to $4.42	22	5.6	4.02	22	4.02
From $6.21 to $9.30	3,872	7.6	7.82	1,961	7.92
From $9.35 to $13.53	1,184	8.7	10.60	322	10.82
From $14.50 to $21.63	46	4.1	16.61	37	16.72
From $22.31 to $29.88	42	5.8	24.39	33	24.37
From $33.75 to $37.63	71	6.5	35.93	14	36.16
From $54.75 to $81.13	322	6.1	69.42	245	69.32
At $154.00	5	6.4	154.00	4	154.00

From $0.50 to $154.00	5,581	7.7	$12.61	2,655	$14.59

(D)    Stock Repurchase Plan

In January 2001, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock on the open market from time to time as market conditions warrant. In October 2002, the Company’s Board of Directors increased the amount authorized for repurchase to an aggregate of $130.0 million of the Company’s outstanding common stock on the open market, less the amount paid for shares previously purchased. The Company completed an issuer tender offer on November 26, 2002 and purchased approximately 4.3 million shares at a price of $8.00 per share for approximately $34.6 million.

Additionally, the Company completed an issuer tender offer on May 16, 2003 and purchased approximately 4.3 million shares at a price of $9.50 per share for approximately $40.5 million.

In accordance with the January 2001 share repurchase authorization, the Company acquired 8.9 million, 1.2 million and 250,000 shares of common stock in fiscal 2003, 2002 and 2001, respectively. The total number of shares repurchased since January 2001, including the tender offers described above, is approximately 10.4 million shares, for an aggregate price of approximately $90.1 million. The Company currently has authorization to repurchase up to approximately $39.9 million of its common stock.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(F)    Stockholder Rights Plan

On October 28, 2002, the Company announced that its Board of Directors adopted a stockholder rights plan. The plan was amended on December 15, 2003. The plan is designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. The rights become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 20% of the Company’s outstanding common stock by a person or group. The Company’s Board of Directors adopted a policy under which a committee consisting solely of independent directors of the Board will review the Rights Agreement at least once every three years to consider whether maintaining the Rights Agreement continues to be in the best interests of Keynote and its stockholders. The Board may amend the terms of the rights without the approval of the holders of the rights.

(9)    Acquisitions

In July 2003, the Company acquired the business of Streamcheck, a provider of quality measurement services for streaming media, for $567,000 in cash, plus up to $450,000 additional cash payment if certain revenue and profitability targets are achieved during the period from July 22, 2003 through September 30, 2004. The Company believes this acquisition will enhance its ability to provide streaming measurement services.

The $567,000 purchase price consideration was based on estimated fair values of the assets and liabilities of Streamcheck at the acquisition date, and allocated to the technology-based and customer-based intangible assets acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Fixed assets	$21
Customer-based intangible assets	59
Technology-based intangible assets	292
Goodwill	195

Total purchase consideration	$567

As summarized above, there was $195,000 of goodwill arising from the Streamcheck acquisition. In accordance with SFAS No. 141, the Company did not record any goodwill amortization. However, in accordance with SFAS No. 142, goodwill is subject to impairment testing on an annual basis. Identifiable intangible assets are being amortized on a straight-line basis over a three year period. Amortization of identifiable intangible assets related to the acquisition of the business of Streamcheck was $24,000 for the year ended 30, 2003. The consolidated statement of operations for the year ended September 30, 2003 includes the results of operations relating to Streamcheck’s business activity subsequent to the acquisition.

In October 2002, the Company acquired the assets of Enviz, Inc. (Enviz), a leader in user experience testing technology for $76,000 in cash and 111,000 shares of the Company’s common stock. This acquisition enhanced the Company’s ability to provide testing services for diagnosing and improving web effectiveness by testing the total quality of the user experience.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The $798,000 purchase price consideration was based on estimated fair values of the assets and liabilities of Enviz at the acquisition date, and allocated to the technology-based and customer-based intangible assets acquired. The purchase consideration of approximately $798,000 was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Technology-based intangible assets	$771
Customer-based intangible assets	29
Fixed assets, net	27
Current liabilities	(14)
Deferred revenue	(15)

Total purchase consideration	$798

Identifiable intangible assets are being amortized on a straight-line basis over a three year period. There was no goodwill arising from this acquisition. Amortization of identifiable intangible assets related to the Enviz acquisition was $274,000 for the year ended September 30, 2003. The consolidated statement of operations includes the results of operations relating to Enviz’s business activity subsequent to the acquisition.

On May 1, 2002, the Company acquired NetMechanic, Inc. (NetMechanic), a provider of remote web site quality assurance and testing services. This acquisition enhanced the Company’s ability to provide a complete suite of cost-effective content testing and availability monitoring services for the small to medium size business market. The acquisition was completed for approximately $1.2 million in cash.

The cash purchase consideration of approximately $1.2 million was allocated to the assets and liabilities acquired based on their estimated fair values at the acquisition date. There was no goodwill arising from the acquisition. Identifiable intangible assets are being amortized on a straight-line basis over three years. Amortization of identifiable intangible assets related to the NetMechanic acquisition was $535,000 and $222,000 for the years ended September 30, 2003 and 2002, respectively. The consolidated statement of operations includes activities relating to NetMechanic’s business activity subsequent to the acquisition.

On October 10, 2001, the Company acquired the business of onDevice Corporation (onDevice), a provider of wireless application testing services. The acquisition enhanced the Company’s ability to offer additional performance improvement services to wireless customers, and was accounted for under the purchase method of accounting. The transaction was completed for $860,000 in cash.

The $860,000 cash purchase consideration was based on estimated fair values of the assets of onDevice at the acquisition date, and allocated to the technology-based intangible assets acquired. There was no goodwill arising from the acquisition. Identifiable intangible assets are being amortized on a straight-line basis over three years, and amortization of identifiable intangible assets related to onDevice was $283,000 and $275,000 for the twelve months ended September 30, 2003 and 2002, respectively. The consolidated statements of operations include activities relating to onDevice’s business activities subsequent to the acquisition.

On July 13, 2001, the Company acquired the management service provider business of Envive Corporation (Envive), a provider of web application performance management solutions. The transaction was accounted for under the purchase method of accounting. The acquisition has supplemented the Company’s existing testing services.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The $3.4 million cash purchase consideration was allocated to the assets and liabilities acquired based on estimated fair values at the acquisition date. The primary purchase adjustments related to the recording of goodwill of approximately $2.2 million and identifiable intangible assets of approximately $1.3 million. In accordance with SFAS No. 141, the Company did not record any goodwill amortization since the acquisition occurred after June 30, 2001. However, as a result of the implementation of SFAS No. 142, the goodwill of $2.2 million was deemed to be impaired as of October 1, 2001. Accordingly, the Company wrote-off the goodwill which was recorded as part of the $3.2 million non-cash impairment charge that was a cumulative effect of a change in accounting principle as of October, 1, 2001. Identifiable intangible assets of $1.3 million include $1.2 million related to technology and $100,000 related to customer base. Identifiable intangible assets are being amortized on a straight-line basis over thirty-six months, their estimated useful life. Amortization of identifiable intangible assets related to the Envive acquisition was $295,000, $400,000 and $239,000 for the years ended September 30, 2003, 2002 and 2001, respectively. The consolidated statement of operations includes activities of Envive subsequent to the acquisition. During the year ended September 30, 2003, in connection with the finalization of the acquisition of the business of Envive Corporation, the Company received $254,000 of cash. As a result, the original $3.4 million purchase price was adjusted to reflect the Company’s receipt of this amount. The remaining $3.1 million was allocated based on the original purchase price allocation ratios to technology-based and customer-based intangible assets.

In fiscal 2003, the Company recorded approximately $1.6 million in amortization related to identifiable intangible assets and $31,000 in amortization of stock-based compensation.

In fiscal 2002, the Company recorded approximately $1.1 million in amortization related to identifiable intangible assets, $200,000 in in-process research and development charge associated with the acquisition of NetMechanic, and $421,000 in amortization of stock-based compensation. Additionally, as mentioned in Note 4 of the Notes to Consolidated Financial Statements, the Company recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001 associated with its acquisitions of Digital Content, Velogic, and Envive.

(10)    Lease Termination and Other Charges

(A)    Lease Termination Charge on Headquarters Building

In July 2000, the Company entered into a five-year synthetic lease arrangement for its corporate headquarters building in San Mateo, California. On September 30, 2002, the Company terminated the lease by purchasing the property for a total of $85.7 million. The lease, which was due to expire in 2005, provided for a residual guarantee of $85.0 million due at the end of the lease term or upon lease termination. The Company’s obligation was fully collateralized with restricted cash of $85.0 million.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(B)    Excess Facility Charge

During the year ended September 30, 2001, the Company recorded a charge of $11.0 million for certain costs related to the unoccupied portion of its building in San Mateo, California. The Company occupied approximately 40% of the building, and actively sought tenants for the remaining 60%. The $11.0 million charge included certain lease costs such as rent, insurance, and property taxes that the Company expected to incur. At September 30, 2001, $10.3 million of the excess facility charge remained accrued. On September 30, 2002, the remaining accrual of $9.3 million was reversed as a result of the termination of the synthetic lease arrangement. See “Lease Termination Charge on Headquarters Building” above for more details.

(11)    Income Taxes

Income (loss) (excluding allocations of corporate overhead) before income taxes is attributable to the following geographic locations for the years ended September 30, 2003, 2002, and 2001 (in thousands):

	Year Ended September 30,
	2003	2002	2001
United States	$(5,045)	$(65,543)	$(55,891)
Foreign	320	16	90

Loss before income taxes	$(4,725)	$(65,527)	$(55,801)

Income tax expense for the years ended September 30, 2003, 2002, and 2001 consisted of the following (in thousands):

	Year Ended September 30,
	2003	2002	2001
Current:
Federal	$—	$—	$—
Foreign	—	—	194
State	—	—	406

Total current tax expense	$—	$—	$600

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total deferred tax expense	$—	$—	$—

Total income tax expense	$—	$—	$600

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income tax expense (benefit) for the years ended September 30, 2003, 2002, and 2001 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Year ended September 30,
	2003	2002	2001
Federal tax benefit at statutory rate	$(1,653)	$(22,935)	$(19,529)
State tax expense at statutory rate	—	—	374
Net operating loss not utilized	1,524	12,367	8,253
Non-deductible goodwill	—	133	11,294
Property impairment	—	10,255	—
Capitalized costs	—	118	—
Non-deductible expenses	224	68	14
Alternative minimum tax	—	—	32
Foreign tax differential	(113)	(6)	162

Total income tax expense	$—	$—	$600

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below (in thousands):

	September 30,
	2003	2002
Deferred tax assets:
Accruals, reserves and other	$1,504	$1,325
State taxes	54	42
Intangibles related to acquisition	6,160	6,486
Net operating loss carryforwards	16,129	12,793
Property and equipment	23,964	12,469
Tax credit carryforwards	1,930	1,209

Gross deferred tax assets	49,741	34,324
Valuation allowance	(49,741)	(34,324)

Total deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended September 30, 2003 and 2002 was an increase of approximately $15.4 million and $15.1 million, respectively. The Company’s accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” involves

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. To support the Company’s conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon several factors, including the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences become deductible, history of operating income or losses. At present, management does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets.

As of September 30, 2003, approximately $5.4 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to additional paid-in capital if and when subsequently realized.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the United States.

The Company has net operating loss carryforwards for U.S. and foreign income tax purposes of approximately $41.5 million and $1.8 million, respectively, available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized, in the year 2010. The foreign net operating loss carryforwards will begin to expire in the year 2005. In addition, the Company had approximately $18.5 million of net operating loss carryforwards available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will begin to expire, if not utilized, in the year 2003.

As of September 30, 2003, the Company had research credit carryforwards for both federal and state income tax purposes of approximately $1.2 million, respectively, available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards expire indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change occurred, the utilization of the net operating loss carryforwards could be reduced significantly.

(12)    Commitments and Contingencies

(A)    Leases

The Company leases certain of its facilities and equipment under noncancellable operating leases, which expire on various dates through December 2005. At September 30, 2003, future minimum payments under the leases, are as follows (in thousands):

Year ending September 30:
2004	$103
2005	103
2006	17
Thereafter	—

Total minimum lease payments	$223

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rent expense for the years ended September 30, 2003, 2002 and 2001 was approximately $151,000, $2,536,000 and $2,075,000, respectively.

(B)    Legal Preceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of the Company’s initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 to August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. In June 2003, the plaintiffs’ counsel and the issuer defendants’ counsel reached a settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by us. The settlement awaits approval by the Court.

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

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These sales and the Company’s foreign-owned assets are not significant. At September 30, 2003, no single customer accounted for more than 10% of the Company’s total accounts receivable. At September 30, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was collected subsequent to September 30, 2002. For the years ended September 30, 2003, 2002, and 2001, no single customer accounted for more than 10% of the Company’s total revenue.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Supplementary Data (Unaudited)

The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2003.

	2003
	Quarter Ended				Year Ended September 30, 2003
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
	(In thousands, except per share data)
Revenue	$9,758	$9,558	$9,432	$9,514	$38,262
Total operating expenses	13,919	13,336	11,697	9,504	48,456
Income (Loss) from operations	(4,161)	(3,778)	(2,265)	10	(10,194)
Net Income (loss)	(1,997)	(2,117)	(1,263)	652	(4,725)
Basic and diluted net income (loss) per share	$(0.08)	$(0.09)	$(0.06)	$0.03	$(0.21)

	2002
	Quarter Ended				Year Ended September 30, 2002
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
	(In thousands, except per share data)
Revenue	$9,589	$9,209	$9,474	$9,668	$37,940
Total operating expenses	15,896	15,042	14,889	66,479	112,306
Loss from operations	(6,307)	(5,833)	(5,415)	(56,811)	(74,366)
Net loss	(6,163)	(2,989)	(2,499)	(53,876)	(65,527)
Basic and diluted net loss per share	$(0.22)	$(0.11)	$(0.09)	$(1.93)	$(2.35)

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)    Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KEYNOTE SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

CLASSIFICATION PERIOD	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO OPERATIONS	WRITE-OFFS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS YEAR ENDED
September 30, 2003	$1,238,000	$525,000	$(715,000)	$1,048,000
September 30, 2002	$1,041,000	$2,022,000	$(1,825,000)	$1,238,000
September 30, 2001	$714,000	$2,995,000	$(2,668,000)	$1,041,000

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors is presented under the caption “Proposal No. 1—Election of Directors” , “Section 16(a) Beneficial Ownership Compliance”, and “Code of Ethics” in our definitive proxy statement in connection with our 2003 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference.

Item 11.    Executive Compensation.

Information required by this item will be presented under the caption “Executive Compensation” in our definitive proxy statement. That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our definitive proxy statement. That information is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions.

Information required by this item will be presented under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement. That information is incorporated into this report by reference.

Item 14.    Principal Accountant Fees and Services

Although we are not yet required to comply with this item, we intend to present the information required by this item under the caption “Principal Accountant Fees and Services” in our definitive proxy statement. That information is incorporated into this report by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    Documents to be filed as part of this report:

(1)	Financial Statements (see index to Item 8).

(2)	Financial Statement Schedules.

The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

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

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
2.01	Agreement and Plan of Reorganization dated as of May 9, 2000, by and between Keynote and Velogic, Inc.	8-K	000-27241	06-16-00	2.01

2.02	Agreement and Plan of Reorganization dated as of August 18, 2000 by and among Keynote, Big Red Acquisition Corporation, Digital Content, L.L.C. and the members of Digital Content L.L.C.	8-K	000-27241	09-01-00	2.01

3.01	Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04

3.02	Bylaws.	14A	000-27241	01-19-00	Annex B

3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02

4.01	Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01

4.02	Third Amended and Restated Investors’ Rights Agreement, dated as of April 26, 1999.	S-1	333-82781	07-13-99	4.02

10.01	Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A

10.02	1996 Stock Option Plan.	S-1	333-82781	07-13-99	10.02

10.03	1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03

10.04	1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.	S-1	333-82781	08-23-99	10.04

10.05	1999 Employee Stock Purchase Plan and related forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension.	S-1	333-82781	08-23-99	10.05

10.06	401(k) Plan.	S-1	333-82781	07-13-99	10.06

10.07*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08

10.08*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01

21.01	Subsidiaries of Keynote.					X

23.01	Consent of KPMG LLP, Independent Auditors.					X

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

(b)    Reports on Form 8-K

We did not file any current reports on Form 8-K during the year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 29th day of December, 2003.

KEYNOTE SYSTEMS INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/S/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 29, 2003

Principal Financial and Accounting Officer:

/S/ PETER J. MALONEY Peter J. Maloney	Vice President and Chief Financial Officer	December 29, 2003

Additional Directors:

/S/ DAVID COWAN David Cowan	Director	December 29, 2003

/S/ MOHAN GYANI Mohan Gyani	Director	December 29, 2003

/S/ GEOFFREY PENNEY Geoffrey Penney	Director	December 29, 2003

/S/ DEBORAH RIEMAN Deborah Rieman	Director	December 29, 2003

/S/ STRATTON SCLAVOS Stratton Sclavos	Director	December 29, 2003

Former Officer:

/S/ JOHN J. FLAVIO John J. Flavio	Former Senior Vice President of Finance and Former Chief Financial Officer	December 29, 2003