Form 10-Q
period 2003-12-31
KEYNOTE SYSTEMS INC
filed 2004-02-10
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at January 31, 2004
Common Stock, $.001 par value	19,246,115

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$26,238	$23,242
Short-term investments	139,481	136,972

Total cash, cash equivalents, and short-term investments	165,719	160,214
Accounts receivable, less allowance for doubtful accounts of $1,068 and $1,048 as of December 31, 2003 and September 30, 2003, respectively	4,737	4,349
Prepaid and other current assets	1,390	1,506

Total current assets	171,846	166,069
Property and equipment, net	33,345	33,928
Goodwill	501	195
Identifiable intangible assets, net	1,941	2,176

Total assets	$207,633	$202,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	530	654
Accrued expenses	7,210	7,077
Deferred revenue	5,804	4,357

Total current liabilities	13,544	12,088

Total liabilities	13,544	12,088

Stockholders’ equity:
Common stock	19	19
Treasury stock	(29)	(29)
Additional paid-in capital	335,221	331,912
Accumulated deficit	(141,389)	(142,056)
Accumulated other comprehensive income	267	434

Total stockholders’ equity	194,089	190,280

Total liabilities and stockholders’ equity	$207,633	$202,368

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Revenue:
Subscription services	$8,671	$8,841
Consulting and support services	1,052	917

Total revenue	9,723	9,758

Expenses:
Costs of subscription services	1,506	2,483
Costs of consulting and support services	803	899
Research and development	1,624	2,182
Sales and marketing	2,709	4,445
Operations	1,255	1,718
General and administrative	1,164	1,504
Excess occupancy costs	266	285
Amortization of identifiable intangible assets and stock-based compensation	362	403

Total expenses	9,689	13,919

Income (loss) from operations	34	(4,161)
Interest income, net	663	2,164

Net income (loss) before provision for income taxes	697	(1,997)
Provision for income taxes	(30)	—

Net income (loss)	$667	$(1,997)

Income (loss) per share:
Basic	$0.04	$(0.08)
Diluted	$0.03	$(0.08)
Shares used in computing basic and diluted net loss per share:
Basic	19,031	25,885
Diluted	20,435	25,885

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$667	$(1,997)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,088	1,741
Amortization of intangible assets	362	379
Amortization of debt investment premium	1,017	754
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(331)	(625)
Prepaid and other assets	116	109
Accounts payable and accrued expenses	(40)	(337)
Deferred revenue	1,439	588

Net cash provided by operating activities	4,318	602

Cash flows from investing activities:
Purchase of property and equipment	(405)	(680)
Purchase of businesses and assets	(582)	35
Sales of short-term investments	29,271	40,824
Purchases of short-term investments	(32,964)	(9,385)

Net cash provided by (used in) investing activities	(4,680)	30,794

Cash flows from financing activities:
Proceeds from issuance of common stock	3,358	398
Repurchase of outstanding common stock	—	(34,474)

Net cash provided by (used in) financing activities	3,358	(34,076)

Net increase (decrease) in cash and cash equivalents	2,996	(2,680)
Cash and cash equivalents at beginning of the period	23,242	20,874

Cash and cash equivalents at end of the period	$26,238	$18,194

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at December 31, 2003, and the results of operations and cash flows for the interim periods ended December 31, 2003 and 2002.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2003 included in the Company’s Report on Form 10-K as filed with the SEC.

The results of operations and cash flows for any interim period are not necessarily indicative of the Company’s results of operations and cash flows for any other future interim period or for a full fiscal year.

Excess occupancy costs are fixed charges associated with the unoccupied portion of the Company’s headquarters building, such as property taxes, insurance and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 70% and 60% during the three months ended December 31, 2003 and 2002, respectively.

(2) Stock-Based Compensation Plans

The Company accounts for stock option grants under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which permits the use of the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No compensation expense is recognized on the grant date, when the option exercise price equals or exceeds the market price of the underlying common stock.

The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands):

	Three Months Ended December 31,
	2003	2002
Net income (loss), as reported	$667	$(1,997)
Add: Stock-based employee compensation included in net loss	—	24
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,000)	(2,975)

Pro forma net income (loss)	$(1,333)	$(4,948)

Income (loss) per share:
Basic - as reported	$0.04	$(0.08)
Basic - pro forma	$(0.07)	$(0.19)
Diluted - as reported	$0.03	$(0.08)
Diluted - pro forma	$(0.07)	$(0.19)
Number of shares used in the computing as reported and proforma:
Basic - as reported	19,031	25,885
Basic - pro forma	19,031	25,885
Diluted - as reported	20,435	25,885
Diluted - pro forma	19,031	25,885

The net tax effect on the stock-based employee compensation determined under fair value based method for all awards is zero.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3) Revenue Recognition

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to the Company’s web performance measurement and management services. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. The Company does not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Consulting and support services revenue consists of fees generated by the Company’s consulting and support services and the Company’s load-testing services, and is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, the Company recognizes revenue as milestones or deliverables are completed.

(4) Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The functional currency of the Company’s foreign operations is the applicable local currency or United States dollar. Gains and losses from foreign currency transactions are reflected in the condensed consolidated statements of operations as incurred. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
Net income (loss)	$667	$(1,997)
Net unrealized loss on available-for-sale investments	(180)	(640)
Foreign currency translation gain	13	4

Comprehensive income (loss)	$500	$(2,633)

(5) Financial Instruments and Concentration of Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable, approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers, however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in additional allowances in the future. The Company believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At December 31, 2003, no single customer accounted for more than 10% of the Company’s total accounts receivable. At December 31, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was collected in January 2003. For the three months ended December 31, 2003 and 2002, no single customer accounted for more than 10% of the Company’s total revenue.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(6) Investments

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. The Company’s short-term investments consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better and which mature in two years or less. All of the Company’s cash equivalents and short-term investments are classified as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss). The following table summarizes the Company’s short-term investments in investment-grade debt securities as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. government agencies	$70,422	$97	$(49)	$70,470
Corporate bonds and commercial paper	68,943	130	(62)	69,011

Total	$139,365	$227	$(111)	$139,481

The following table summarizes the contractual maturities of fixed maturity investments available for sale at December 31, 2003 (in thousands). Expected maturities of debt securities will differ from contractual maturities of the debt securities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Year ending December 31,
2004	$55,246	$55,370
2005	84,119	84,111

Total	$139,365	$139,481

(7) Goodwill and Identifiable Intangible Assets

In December 2003, in conjunction with our acquisition of the business of the MatrixNet division of Xaffire, Inc., we acquired goodwill and intangible assets. See Note 9 for a full description of our acquisition activity.

The changes in the carrying amount of goodwill for the three months ended December 31, 2003, are as follows (in thousands):

Balance at September 30, 2003	$195
Additional goodwill amount for acquisition of the business of the MatrixNet division of Xaffire, Inc.	306

Balance at December 31, 2003	$501

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2003, the net carrying value of identifiable intangible assets was approximately $1.9 million. During the first quarter of fiscal 2004, the Company acquired approximately $84,000 of technology-based and $43,000 of customer-based intangible assets related to the acquisition of the business of the MatrixNet division of Xaffire, Inc. (“MatrixNet”) (see Note 9 for more details). As a result, the gross carrying value of the identifiable intangible assets for the three months ended December 31, 2003 increased by $127,000. These assets are being amortized over a three-year period, with minimal expected residual values. For the three months ended December 31, 2003, the amortization expense for intangible assets was $362,000. The components of identifiable intangible assets are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of December 31, 2003:
Gross carrying value	$8,090	$3,768	$250	$12,108
Accumulated amortization	(6,294)	(3,623)	(250)	(10,167)

Net carrying value at December 31, 2003	$1,796	$145	$—	$1,941

As of September 30, 2003:
Gross carrying value	$8,006	$3,725	$250	$11,981
Accumulated amortization	(5,951)	(3,604)	(250)	(9,805)

Net carrying value at September 30, 2003	$2,055	$121	$—	$2,176

The amortization expense for existing intangible assets is estimated to be approximately $1.06 million for the remainder of fiscal 2004, approximately $742,000 for fiscal 2005, approximately $135,000 for fiscal 2006, and approximately $4,000 for fiscal 2007.

(8) Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, and diluted earnings per share is computed using the weighted-average number of common shares outstanding, and all dilutive potential common shares outstanding, using the treasury stock method. For the three months ended December 31, 2003, dilutive potential common shares outstanding reflects shares issuable under the Company’s stock option plan. For the three months ended December 31, 2002, 97,000 net potential of common shares with a weighted average price of $7.47 computed using the treasury stock method were considered anti-dilutive and excluded from the denominator for diluted net loss per share as a result of the Company’s net loss.

The following table summarizes the Company’s net income (loss) per share computations for the three months ended December 31, 2003, and 2002 (in thousands, except per share amounts):

	Three months ended December 31,
	2003	2002
Numerator:
Net income (loss)	$667	$(1,997)
Denominator:
Denominator for basic net income (loss) per share – weighted average shares	19,031	25,885
Incremental common shares attributable to shares issuable under stock option plans	1,404	—

Denominator for diluted net income (loss) per share – weighted average shares	20,435	25,885

Net income (loss) per share - basic	$0.04	$(0.08)

Net income (loss) per share - diluted	$0.03	$(0.08)

(9) Acquisition

In December 2003, the Company acquired the business of the MatrixNet division of Xaffire, Inc. for $582,000 in cash. The MatrixNet service measures performance from network agent locations to a customer’s web infrastructure or devices. The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business of the MatrixNet division at the acquisition date, including the technology-based and customer-based intangible assets acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable, net	$55
Property and equipment	101
Customer-based intangible assets	43
Technology-based intangible assets	84
Goodwill	306
Deferred revenue	(7)

Total purchase price	$582

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(10) Commitments and Contingencies

(A) Leases

The Company leases certain of its facilities under non-cancelable operating leases, which expire on various dates through December 2005. At December 31, 2003, future minimum payments under the leases are as follows (in thousands):

Twelve months ended December 31:	Operating Leases
2004	$126
2005	108

Total minimum lease payments	$234

(B) Commitments

The Company has contingent commitments to 53 bandwidth and collocation providers amounting to $936,000 for 102 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration. At present, the Company does not intend to terminate any of these agreements prior to their expiration.

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

(11) Stock Repurchase Program

The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, a total of 10.4 million shares had been repurchased as of December 31, 2003, for approximately $90.1 million. For the three months ended December 31, 2003, the Company did not repurchase any of its common stock. For the three months ended December 31, 2002, the Company repurchased approximately 4.3 million shares primarily in connection with its issuer tender offer in November 2002 for approximately $34.5 million.

At December 31, 2003, the Company had authorization to repurchase up to approximately $39.9 million of its common stock pursuant to this stock repurchase program.

(12) Geographic and Segment Information

The Company has determined that it operates in a single reportable operating segment: the development and sale of services to measure, test, assure and improve the quality of service of web sites. While the Company operates under one operating segment, management reviews revenue under two categories – measurement services revenue and management solutions revenue. Management continues to allocate resources based on the one operating segment.

Measurement services revenue includes subscription based Perspective services (other than Test Perspective, Wireless Perspective, and Network Perspective) for website, transaction, and streaming benchmarking, plus Red Alert and NetMechanic monitoring services. Management solutions revenue includes testing, application performance management services for the enterprise, Wireless Perspective, Test Perspective, Network Perspective and WebEffective services and consulting and advanced technical support services. The following table summarizes measurement services and management solutions revenue (in thousands):

	2003	2002
For the three months ended December 31:
Measurement services revenue	7,053	7,595
Management solutions revenue	2,670	2,163

Total Revenue	9,723	9,758

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in our annual report on Form 10-K for the fiscal year ended September 30, 2003, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results” and elsewhere in that report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, the quarterly reports on Form 10-Q and current reports on Form 8-K that we file in fiscal 2004. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription services revenue and is recorded as deferred revenue on our balance sheet until the revenue is earned. As of December 31, 2003, we had recorded approximately $5.8 million of deferred revenue. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized during free trial periods. Consulting and support services revenue consists of fees generated by our consulting and support services and our load testing services, is recognized as the services are performed, typically over a period of one to three months. For longer consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

A majority of our subscription services revenue comes from our web performance benchmarking services, which include our Perspective services. Subscription services revenue also includes our Red Alert and NetMechanic monitoring and alarm services, Test Perspective subscription services, WebEffective subscription services, performance management subscription services and our private agent application performance management services. Our customers purchase these services for an initial term of three to twelve months and then may renew on an annual, semi-annual, or month-to-month basis.

Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We offer our consulting and support services on a per engagement basis. Consulting and support services revenue amounted to approximately 11% and 9% of total revenue for the three months ended December 31, 2003 and 2002, respectively. We believe that consulting and support services revenue may increase somewhat in the future as a percentage of total revenue, as our existing consulting and support services become more widely used and we introduce additional services that require consulting expertise. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

In addition to analyzing revenue for subscription services and consulting and support services, management also internally analyzes revenue by measurement services versus management solutions. Measurement services revenue includes our subscription based Perspective services (other than Test Perspective, Wireless Perspective, and Network Perspective) for website, transaction, and streaming benchmarking, plus our Red Alert and NetMechanic monitoring services. Management solutions revenue includes all of our testing, application performance management services for the enterprise, Wireless Perspective, Test Perspective, Network Perspective and WebEffective services and our consulting and advanced technical support services. The following table summarizes measurement services and management solutions revenue (in thousands):

	2003	2002	% change
For the three months ended December 31:
Measurement services revenue	7,053	7,595	(7)%
Management solutions revenue	2,670	2,163	23%

Total Revenue	9,723	9,758	(0.4)%

Measurement services revenue decreased by $542,000 for the three months ended December 31, 2003 as compared to the corresponding period in fiscal 2003. Measurement services revenue represented 73% and 78% of total revenue for the three months ended December 31, 2003 and 2002, respectively. The decrease in measurement services revenue was mainly attributable to reduced subscriptions for our benchmarking and monitoring services, resulting in fewer measurements and fewer monitoring devices being measured.

Management solutions revenue increased by $507,000 for the three months ended December 31, 2003 as compared to the corresponding period in fiscal 2003. Management solutions revenue represented 27% and 22% of total revenue for the three months ended December 31, 2003 and 2002, respectively. The increase in management solutions revenue was mainly attributable to increased contribution from our Wireless Perspective, enterprise solutions, WebEffective, WebIntegrity, and Test Perspective solutions, as well as Network

Perspective, which was newly introduced in December 2003 as a result of our acquisition of the business of MatrixNet division of Xaffire, Inc. (“MatrixNet”).

We believe that the challenges for our business includes increasing management solutions revenue while stabilizing measurement services revenue and maintaining quarterly expenses for fiscal 2004 at levels consistent with those for the first quarter of fiscal 2004, assuming no acquisitions.

At December 31, 2003, no single customer accounted for more than 10% of the Company’s total accounts receivable. At December 31, 2002, one customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was collected in January 2003. For the three months ended December 31, 2003 and 2002, no single customer accounted for more than 10% of the Company’s total revenue.

For the three months ended December 31, 2003, our 10 largest customers accounted for approximately 32% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could decline significantly.

Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure.

Costs of consulting and support services consist of compensation expenses and related costs for consulting and support services personnel, all load-testing bandwidth costs and related network infrastructure costs.

Results of Operations

The following table sets forth, as a percentage of total revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this Form 10-Q. The operating results are not necessarily indicative of the results for any future period.

	Three months ended December 31,
	2003	2002
Revenue:
Subscription services	89.2%	90.6%
Consulting and support services	10.8	9.4

Total revenue	100.0	100.0
Expenses:
Costs of subscription services	15.5	25.4
Costs of consulting and support services	8.3	9.2
Research and development	16.7	22.4
Sales and marketing	27.9	45.6
Operations	12.9	17.6
General and administrative	12.0	15.4
Excess occupancy costs	2.7	2.9
Amortization of identifiable intangible assets and stock-based compensation	3.7	4.1

Total operating expenses	99.7	142.6
Net income (loss) from operations	0.3	(42.6)
Interest income, net	6.8	22.2
Provision for income taxes	(0.3)	—

Net income (loss)	6.8%	(20.4)%

Our results improved by approximately $2.7 million, from a net loss of approximately $2.0 million for the three months ended December 31, 2002 to a net income of $667,000 for the three months ended December 31, 2003. Total revenue decreased slightly by $35,000, from $9.76 million for the three months ended December 31, 2002 to approximately $9.72 million for the three months ended December 31, 2003. Total expenses decreased by approximately $4.2 million or 30%, from approximately $13.9 million for the three months ended December 31, 2002 to approximately $9.7 million for the three months ended December 31, 2003. We anticipate that total expenses for the second quarter of fiscal 2004 will be comparable to the first quarter of fiscal 2004.

Revenue

	2003	2002	% Change
For the three months ended December 31:
Subscription services	$8,671	$8,841	(2)%
Consulting and support services	1,052	917	15%

	$9,723	$9,758	(0.4)%

Subscription Services. Revenue from subscription services decreased by $170,000 for the three months ended December 31, 2003 as compared to the same period in 2002. The decrease in subscription services revenue was due to reduced subscriptions for our benchmarking and monitoring services, resulting in fewer measurements and fewer monitoring devices being measured. The decrease in our benchmarking and monitoring services was offset by increases in our Wireless Perspective, Performance Scoreboard, WebIntegrity services, and the contribution from our newly acquired Network Perspective services. At the end of December 31, 2003, we measured for revenue 7,231 page measurements or URLs, and 7,897 internet-connected devices. At the end of December 31, 2002, we measured for revenue 7,354 URLs and 8,336 internet-connected devices.

Consulting and Support Services. Revenue from consulting and support services increased $135,000 for the three months ended December 31, 2003 as compared to the same period in 2002. The increase in consulting and support services revenue was primarily due to increased contribution from our enterprise solutions and WebEffective consulting services. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, consulting and support services revenue are less predictable than subscription services revenue and may vary from period to period.

Expenses:

Costs of Subscription and Consulting and Support Services

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
Costs of subscription services	$1,506	$2,483	(39)%
Costs of consulting and support services	$803	$899	(11)%

Costs of Subscription Services. Costs of subscription services decreased $977,000 for the three months ended December 31, 2003 as compared to the same period in 2002 and represented 17% and 28% of subscription services revenue for the three months ending December 31, 2003 and 2002, respectively. The decreases were primarily due to reduced costs for bandwidth and depreciation expenses, and, to a lesser extent, hardware expenses.

Costs of Consulting and Support Services. Costs of consulting and support services decreased $96,000 for the three months ended December 31, 2003 as compared to the corresponding period in 2002, and represented 76% and 98% of consulting and support services revenue for the three months ended December 31, 2003 and 2002, respectively. The decrease in costs of consulting and support services was primarily attributable to reduced costs for bandwidth expenses and lower personnel costs.

We expect that total costs of subscription and consulting and support services in absolute dollars for the second quarter of fiscal 2004 will increase slightly compared to the first quarter of fiscal 2004 due to our acquisition of MatrixNet in December 2003.

Research and Development

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
Research and development	$1,624	$2,182	(26)%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses decreased $558,000 for the three months ended December 31, 2003 as compared to the corresponding period in 2002. The decrease was primarily attributable to lower costs resulting from a reduced number of research and development personnel and reduced salaries, offset, in part, by additional personnel costs related to acquisitions. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the second quarter of fiscal 2004 will increase slightly compared to the first quarter of fiscal 2004 due to our acquisition of MatrixNet in December 2003.

Sales and Marketing

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
Sales and marketing	$2,709	$4,445	(39)%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased $1.7 million for the three months ended December 31, 2003 as compared to the corresponding period in 2002. The decrease primarily resulted from a reduced number of sales and marketing personnel as well as reduced salaries for our marketing personnel, and, to a lesser extent, from reduced spending on certain marketing programs. We believe that sales and marketing expenses in absolute dollars for the second quarter of fiscal 2004 will decrease slightly compared to the first quarter of fiscal 2004 due to the fact that the expense for the 2003 Global Internet Performance Conference in the first quarter of fiscal 2004 will not be incurred in the second quarter of fiscal 2004.

Operations

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
Operations	$1,255	$1,718	(27)%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic customer support 24 hours per day, 7 days a week. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses decreased $463,000 for the three months ended December 31, 2003 as compared to the corresponding period in 2002. The decrease in operations expenses was primarily the result of lower personnel costs from a reduced number of operations personnel, and, to a lesser extent, to reduced salaries for operations personnel. Additionally, the decrease was attributable to the costs associated with our temporary generator that has now been replaced with our permanent generator, which was completed in mid 2003. We anticipate that operations expenses in absolute dollars for the second quarter of fiscal 2004 will increase slightly compared to the first quarter of fiscal 2004 due to our acquisition of MatrixNet in December 2003.

General and Administrative

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
General and administrative	$1,164	$1,504	(23)%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses decreased $340,000 or for the three months ended December 31, 2003 as compared to the same period in 2002. The decrease in our general and administrative expenses was primarily attributable to a reduced number of general and administrative personnel, reduced salaries for general and administrative personnel, and lower bad debt provisions. We anticipate that general and administrative expenses in absolute dollars for the second quarter of fiscal 2004 will remain comparable to the first quarter of fiscal 2004.

Excess Occupancy Costs

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
Excess occupancy costs	$266	$285	(7)%

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters building, acquired in September 2002, such as property taxes, insurance, and depreciation. The costs are based on the actual unoccupied square footage, which were 70% and 60% for the three months ended December 31, 2003 and 2002, respectively. We anticipate that excess occupancy costs in absolute dollars for the second quarter of fiscal 2004 will remain comparable to the first quarter of fiscal 2004.

Amortization of Identifiable Intangible Assets and Stock-Based Compensation

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
Amortization of identifiable intangible assets	$362	$379	(5)%
Amortization of stock-based compensation	—	24	—

Amortization of identifiable intangible assets and stock-based compensation	$362	$403	(10)%

As of December 31, 2003 and 2002, we had identifiable intangible assets with a gross carrying value of approximately $12.1 million and $11.8 million, respectively. For the three months ended December 31, 2003 and 2002, we recorded expenses of $362,000 and $379,000, respectively, for amortization related to these identifiable intangible assets. As of December 31, 2003 and 2002, the net carrying value of identifiable intangible assets was approximately $1.9 million and $3.2 million, respectively.

Certain options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. We did not record any amortization of deferred compensation expense for the three months ended December 31, 2003, since deferred compensation was fully amortized as September 30, 2003. We recorded amortization of deferred compensation expenses of $24,000 for the three months ended December 31, 2002.

We review our identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We expect the amortization of intangible assets to be approximately $375,000 for the second quarter of fiscal 2004, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of December 31, 2003, as listed in the table below, will be fully amortized by July 2006 (in thousands).

	Technology Based	Customer Based	Trademark	Total
Net carrying value at December 31, 2003	$1,796	$145	$—	$1,941

Interest Income, Net

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
Interest income, net	$663	$2,164	(69)%

Net interest income decreased approximately $1.5 million for the three months ended December 31, 2003 as compared to the corresponding period in 2002. The decrease in interest income was primarily attributable to a lower level of invested cash due to the use of approximately $79.2 million of cash to repurchase our common stock primarily in our two issuer tender offers in November 2002 and May 2003, and the continued decline in interest rates. Substantially all of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. We expect that net interest income for the second quarter of fiscal 2004 will be approximately $650,000, absent any additional transactions, and assuming no material changes in interest rates

Provision for Income Taxes

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
Provision for income taxes	$30	$—	—

Provision for income taxes was $30,000 for the three months ended December 31, 2003, attributable to alternative minimum tax associated with the net income generated during the three months ended December 31, 2003. No provision for federal and state income taxes was recorded for the three months ended December 31, 2002, due to our operating losses, operating loss carryforwards, and tax credits.

Liquidity and Capital Resources

	As of December 31, 2003	As of September 30, 2003	% Change
	(In thousands)
Cash, cash equivalents and short-term investments	$165,719	$160,214	3%

	2003	2002	% Change
	(In thousands)
For the three months ended December 31:
Cash provided by operating activities	$4,318	$602	617%
Cash provided by (used in) investing activities	$(4,680)	$30,794	(112)%
Cash provided by (used in) financing activities	$3,358	$(34,076)	110%

Cash, cash equivalents and short-term investments

At December 31, 2003, we had approximately $26.2 million in cash and cash equivalents and approximately $139.5 million in short-term investments, for a total of approximately $165.7 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. The increase in cash, cash equivalents and short-term investments for the three months ended December 31, 2003 was primarily due to $4.3 million from cash flow from operating activities, including the collection of a receivable from a large customer that represented $1.2 million of prepaid deferred revenue, and $3.4 million from cash flow from financing activities. The largest use of cash from investing activities was the net purchases of short-term investments for $3.7 million.

The timeliness in the collection of accounts receivable impacts the amount of cash, cash equivalents and short-term investments. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 44 and 41 for the quarters ended December 31, 2003 and September 30, 2003, respectively. Days sales outstanding was higher due to an increase in accounts receivable, partially offset by an increase in revenue for the three months ended December 31, 2003 as compared to September 30, 2003.

Cash provided by operating activities

For the three months ended December 31, 2003, net cash provided by operating activities was approximately $4.3 million which was mainly due to net income, excluding all non-cash amortization and depreciation charges and an increase in deferred revenue of $1.4 million, partially offset by an increase in accounts receivable of $331,000. The increase in deferred revenue was mainly attributable to the collection of a receivable from a large customer that represented $1.2 million of prepaid deferred revenue. Net accounts receivable increased primarily due to the increase in revenue for the first quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003.

Cash provided by (used in) investing activities

For the three months ended December 31, 2003, net cash used in our investing activities was approximately $4.7 million. We utilized a net amount of approximately $3.7 million for the net purchase of short-term investments. We utilized $405,00 to purchase property and equipment and $582,000 for the acquisition of the business of the MatrixNet division. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $900,000 related to our operations and headquarters building for the second quarter of fiscal 2004, absent any acquisition costs or other extraordinary transactions.

Cash provided by (used in) financing activities

For the three months ended December 31, 2003, net cash provided by our financing activities was $3.4 million, which was received from the issuance of common stock, associated with our employee stock option plan. Our board of directors has approved a program to repurchase shares of our common stock in the open market. Pursuant to the stock repurchase program, a total of 10.4 million shares have been repurchased since January 2001 for an aggregate price of approximately $90.1 million. At December 31, 2003, approximately $39.9 million was available to repurchase shares of our common stock pursuant to this stock repurchase program.

Commitments

As of December 31, 2003, our principal commitments consisted of $234,000 in real property operating leases, with various lease terms, the longest of which expires in December 2005. Additionally, we had contingent commitments to 53 bandwidth and collocation providers amounting to $936,000 for 102 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to make additional capital expenditures of approximately $900,000 related to our operations and headquarters building for the second quarter of fiscal 2004, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2003 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payment due by period
	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Contractual Obligations Leases	$234	$126	$108	$—	$—
Commercial Commitments Bandwidth and Collocation	936	936	—	—	—

Total	$1,170	$1,062	$108	$—	$—

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

Critical Accounting Policies and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts Receivable

•	Impairment Assessments of Goodwill and Identifiable Intangibles

•	Valuation of Long-Lived Assets

Our critical accounting policies and judgments are of both a routine and non-routine nature. The recurring policies relate to revenue recognition, the allowance for doubtful accounts receivable, and goodwill impairments. The non-routine policy relates to the valuation of our long-lived assets.

Revenue Recognition

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our web performance measurement and management services. Subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. All unearned revenue is recorded as deferred revenue on the balance sheet. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Consulting and support services revenue, which consists of fees generated by our consulting and supports services and our load testing services, is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

Allowance for Doubtful Accounts Receivable

Our accounting policy for our allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice of the accounts receivable aging, each customer’s expected ability to pay and our collection history with each customer. We review invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage, based on historical collection trends, to the outstanding accounts receivable balance. The allowance for doubtful accounts represents management’s best estimate, but changes in circumstances, in the future, relating to accounts receivable may result in a requirement for additional allowances in the future or reductions in allowances due to future recoveries or trends. Accounts receivable is recorded net of an allowance for doubtful accounts receivable of approximately $1.1 million, or 18% of total account receivable, and $1.2 million, or 18% of total accounts receivable, as of December 31, 2003 and 2002, respectively.

Impairment Assessments of Goodwill and Identifiable Intangibles

Our methodology for allocating the purchase price relating to acquisitions is determined based on valuations performed by an independent third party. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for our single reporting unit. The goodwill recorded on our consolidated balance sheet as of December 31, 2003 was $501,000, as compared to $195,000 as of September 30, 2003.

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

New Accounting Pronouncement

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03 01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We are currently evaluating the impact of EITF 03-01 on our financial position and results of operations, but is not expected to have any material impact on our reported results.

Factors That May Impact Future Operating Results

We have introduced new products and services, and we have an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have recently introduced many new products, including:

•	In October 2003, we introduced an updated version of our Wireless Perspective product and we introduced several new products including, Application Perspective, an end-to-end monitoring and root cause diagnostics solution, Performance Scoreboard, a customized portal for the visual management of service level objectives for multi-property, multi-location e-businesses, PerformanceTune, a tuning service that combines Keynote’s load testing infrastructure with detailed back-end monitoring to isolate and repair performance bottlenecks, and Test Perspective for Siebel 7, a load testing service that utilizes our load-generation infrastructure to help companies validate the performance of their entire Siebel 7 application infrastructure.

•	In January 2004, we introduced Network Perspective, which we acquired in connection with our acquisition of the business of the MatrixNet division of Xaffire, Inc in December 2003.

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

We have experienced operating losses in each annual period since inception and in each quarterly period since inception through the third quarter of fiscal 2003. We may not be able to sustain operating profitability in the future. We incurred net losses of $2.0 million for the three months ended December 31, 2002, and as of December 31, 2003, we had an accumulated deficit of $141.4 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2003, we had approximately $1.9 million of identifiable intangible assets and $501,000 of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. In addition, in fiscal 2002, we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with our acquisitions made prior to September 30, 2002. We believe that our operating expenses could increase as they have in certain past periods. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

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

Further, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. We have experienced, and may in the future experience, cancellations, non-renewals and/or reduction in service. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us, our revenue could continue to decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue. Continued reductions and/or cancellations could also result in our inability to collect amounts due.

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

Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	the rate of new and renewed subscriptions to our services;

•	the amount and timing of any reductions by our customers in their usage of our services;

•	our ability to increase the number of web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	our ability to attract new customers in a quarter, particularly larger customers;

•	our ability to successfully introduce new products and services to offset any reductions in revenue;

•	the timing and amount of consulting and support services revenue, which is difficult to predict because this is dependent on the number of consulting and support services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	the timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•	the timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions; and

•	the timing and amount, if any, of restructuring costs if we are required to further restructure our operations.

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

We expect that we will be required to record compensation expense in connection with option grants in accordance with SFAS 123 that have an exercise price at or below fair market value. It is possible that future laws or regulations will require us to treat all stock options as a compensation expense or we may voluntarily elect to do so. If there is any such change in accounting regulations or if we elect to account for options in this way, this could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 2 of our consolidated financial statements shows the impact that such a change in accounting treatment would have had on our net loss and net income loss per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 2.

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

Ten customers accounted for approximately 32% and 27% of our total revenue for the three months ended December 31, 2003 and 2002, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our web performance management services, we may not be able to grow our business.

To increase sales of our web performance management services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In the past, we terminated relationships with three of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we are investing time and resources in evaluating replacements for these resellers and are committing resources to modify our direct sales effort in the United Kingdom and Germany.

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

Consulting and support services revenue represented approximately 11% of total revenue for the three months ended December 31, 2003. The cost of consulting and support services has, at times, exceeded our consulting revenue. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will be greater than the costs of subscription services as a percentage of subscription services revenue. We will also need to successfully market these services to potential customers in order to increase revenue. Each consulting engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of consulting and support services revenue recognized in any particular quarter. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

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

Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, this could disrupt our services, which could impair our ability to retain existing customers or attract new customers.

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

We believe we must expand the sales of our services outside the United States. To date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 6% and 7% of our total revenue for the three months ended December 31, 2003 and 2002, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq Stock Market, on which our common stock is listed, has also adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

We have also adopted a stockholder rights plan that may discourage, delay or prevent a change of control and make any future unsolicited acquisition attempt more difficult. The rights will become exercisable only upon the occurrence of certain events specified in the rights plan, including the acquisition of 20% of our outstanding common stock by a person or group. In addition, it is the policy of our board of directors that a committee consisting solely of independent directors will review the rights plan at least once every three years to consider whether maintaining the rights plan continues to be in the best interests of Keynote and our stockholders. The board may amend the terms of the rights without the approval of the holders of the rights.

Item 3.	Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at December 31, 2003, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $265,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that were due or payable in foreign currencies at December 31, 2003. We do not enter into derivative transactions for trading or speculative purposes.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 10th day of February 2004.

KEYNOTE SYSTEMS, INC.

By:	/S/ UMANG GUPTA

Umang Gupta
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/S/ PETER J. MALONEY

Peter J. Maloney
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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