Form 10-Q
period 2004-03-31
KEYNOTE SYSTEMS INC
filed 2004-05-17
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at April 30, 2004
Common Stock, $.001 par value	19,473,996

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$25,806	$23,242
Short-term investments	144,269	136,972

Total cash, cash equivalents, and short-term investments	170,075	160,214

Accounts receivable, less allowance for doubtful accounts of $879 and $1,048 as of March 31, 2004 and September 30, 2003, respectively	4,723	4,349
Prepaid and other current assets	1,298	1,506

Total current assets	176,096	166,069

Property and equipment, net	32,952	33,928
Goodwill	479	195
Identifiable intangible assets, net	1,569	2,176

Total assets	$211,096	$202,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	659	654
Accrued expenses	7,419	7,077
Deferred revenue	5,778	4,357

Total current liabilities	13,856	12,088

Total liabilities	13,856	12,088

Stockholders’ equity:
Common stock	19	19
Treasury stock	(29)	(29)
Additional paid-in capital	336,967	331,912
Accumulated deficit	(140,220)	(142,056)
Accumulated other comprehensive income	503	434

Total stockholders’ equity	197,240	190,280

Total liabilities and stockholders’ equity	$211,096	$202,368

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenue:
Subscription services	$8,803	$8,567	$17,474	$17,408
Consulting and support services	1,016	991	2,068	1,908

Total revenue	9,819	9,558	19,542	19,316

Expenses:
Costs of subscription services	1,298	2,262	2,804	4,745
Costs of consulting and support services	891	971	1,694	1,870
Research and development	1,634	2,053	3,258	4,235
Sales and marketing	2,278	4,033	4,987	8,478
Operations	1,234	1,688	2,489	3,406
General and administrative	1,221	1,612	2,385	3,116
Excess occupancy costs	254	293	520	578
Amortization of identifiable intangible assets and stock-based compensation	372	424	734	827

Total expenses	9,182	13,336	18,871	27,255

Income (Loss) from operations	637	(3,778)	671	(7,939)
Interest income, net	662	1,661	1,325	3,825

Income (Loss) before provision for income taxes	1,299	(2,117)	1,996	(4,114)

Provision for income taxes	(130)	—	(160)	—

Net income (loss)	$1,169	$(2,117)	$1,836	$(4,114)

Net income (loss) per share:
Basic	$0.06	$(0.09)	$0.10	$(0.17)

Diluted	$0.06	$(0.09)	$0.09	$(0.17)

Shares used in computing basic and diluted net income (loss) per share:
Basic	19,341	22,838	19,187	24,407

Diluted	20,833	22,838	20,637	24,407

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,836	$(4,114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,013	3,352
Amortization of identifiable intangible assets	734	800
Amortization of debt investment premium	2,137	2,095
Amortization of deferred stock-based compensation	—	27
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(319)	671
Prepaids and other current assets	208	(74)
Accounts payable and accrued expenses	347	(454)
Deferred revenue	1,414	46

Net cash provided by operating activities	8,370	2,349

Cash flows from investing activities:
Purchases of property and equipment	(936)	(1,540)
Proceeds from (purchase of) businesses and assets, net	(560)	75
Sale of short-term investments	60,841	103,633
Purchases of short-term investments	(70,206)	(59,548)

Net cash provided by (used in) investing activities	(10,861)	42,620

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	5,055	1,273
Repurchase of outstanding common stock	—	(38,538)

Net cash provided by (used in) financing activities	5,055	(37,265)

Net increase in cash and cash equivalents	2,564	7,704
Cash and cash equivalents at beginning of the period	23,242	20,874

Cash and cash equivalents at end of the period	$25,806	$28,578

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at March 31, 2004, and the results of operations and cash flows for the interim periods ended March 31, 2004 and 2003.

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

Excess occupancy costs are fixed costs associated with the unoccupied portion of the Company’s headquarters building, such as property taxes, insurance and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 70% and 60% during the three and six months ended March 31, 2004 and 2003, respectively.

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

The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$1,169	$(2,117)	$1,836	$(4,114)
Add: Stock-based employee compensation included in net loss	—	3	—	27
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,608)	(2,605)	(3,637)	(5,487)

Pro forma net loss	$(439)	$(4,719)	$(1,801)	$(9,574)

Net income (loss) per share:
Basic—as reported	$0.06	$(0.09)	$0.10	$(0.17)
Basic—pro forma	$(0.02)	$(0.21)	$(0.09)	$(0.39)
Diluted—as reported	$0.06	$(0.09)	$0.09	$(0.17)
Diluted—pro forma	$(0.02)	$(0.21)	$(0.09)	$(0.39)
Number of shares used in the computing as reported and pro forma:
Basic—as reported	19,341	22,838	19,187	24,407
Basic—pro forma	19,341	22,838	19,187	24,407
Diluted—as reported	20,833	22,838	20,637	24,407
Diluted—pro forma	19,341	22,838	19,187	24,407

The net tax effect on the stock-based employee compensation determined under the fair value based method for all awards is zero.

The pro forma compensation expenses for the three and six months ended March 31, 2003 have been revised from the historically reported numbers.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Volatility	34.7%	50.8%	37.4%	50.8%
Risk-free interest rates	2.0%	1.9%	2.1%	2.0%
Expected life (in years)	2.5	2.5	2.5	2.5
Dividend yield	—	—	—	—

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$1,169	$(2,117)	$1,836	$(4,114)
Net unrealized gain (loss) on available-for-sale investments	214	(569)	34	(1,209)
Foreign currency translation gain (loss)	22	(63)	35	(59)

Comprehensive income (loss)	$1,405	$(2,749)	$1,905	$(5,382)

The net tax effect on the foreign currency gain/(loss) is immaterial.

(5) Financial Instruments and Concentration of Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued expenses, approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in additional allowances in the future. The Company believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At March 31, 2004 and 2003, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three and six months ended March 31, 2004 and 2003, no single customer accounted for more than 10% of the Company’s total revenue during each period. For the three months ended March 31, 2004 and 2003, the top ten customers accounted for approximately 34% and 30% of total revenue, respectively. For the six months ended March 31, 2004 and 2003, the top ten customers accounted for approximately 32% and 28% of total revenue, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Investments

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. The Company’s short-term investments consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better and which mature in two years or less. All of the Company’s cash equivalents and short-term investments are classified as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss). The following table summarizes the Company’s short-term investments in investment-grade debt securities as of March 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. federal and state government and agencies	$62,832	$136	$(12)	$62,956
Corporate bonds and commercial paper	81,106	235	(28)	81,313

Total	$143,938	$371	$(40)	$144,269

The following table summarizes the contractual maturities of fixed maturity investments available for sale at March 31, 2004 (in thousands). Expected maturities of debt securities will differ from contractual maturities of the debt securities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Year ending March 31,
2005	$83,447	$83,659
2006	60,491	60,610

Total	$143,938	$144,269

(7) Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill during the six months ended March 31, 2004 (in thousands):

Balance at September 30, 2003	$195
Additional goodwill for acquisition of the business of the MatrixNet division of Xaffire, Inc. (Note 9)	284

Balance at March 31, 2004	$479

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2004, the net carrying value of identifiable intangible assets was approximately $1.6 million. During the first quarter of fiscal 2004, the Company acquired approximately $84,000 of technology-based and $43,000 of customer-based intangible assets related to the acquisition of the business of the MatrixNet division of Xaffire, Inc. (“MatrixNet”) (see Note 9). As a result, the gross carrying value of the identifiable intangible assets for the six months ended March 31, 2004 increased by $127,000. These assets are being amortized over a three-year period, with minimal expected residual values. For the three and six months ended March 31, 2004, the amortization expense for intangible assets was $372,000 and $734,000, respectively. The components of identifiable intangible assets are as follows (in thousands):

	Technology Based	Customer Based	Total
As of March 31, 2004:
Gross carrying value	$8,090	$3,768	$11,858
Accumulated amortization	(6,643)	(3,646)	(10,289)

Net carrying value at March 31, 2004	$1,447	$122	$1,569

As of September 30, 2003:
Gross carrying value	$8,006	$3,725	$11,731
Accumulated amortization	(5,951)	(3,604)	(9,555)

Net carrying value at September 30, 2003	$2,055	$121	$2,176

The amortization expense for existing intangible assets as of March 31, 2004 is estimated to be approximately $688,000 for the remainder of fiscal 2004, approximately $742,000 for fiscal 2005, approximately $135,000 for fiscal 2006, and approximately $4,000 for fiscal 2007.

(8) Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, and diluted earnings per share is computed using the weighted-average number of common shares outstanding, and all dilutive potential common shares outstanding, using the treasury stock method. For the three and six months ended March 31, 2004, dilutive potential common shares outstanding reflects shares issuable under the Company’s stock option plan. For the three and six months ended March 31, 2003, 483,000 and 282,000 net dilutive potential common shares with a weighted average price of $8.52 and $7.99, respectively, computed using the treasury stock method were considered anti-dilutive and excluded from the denominator for diluted net loss per share as a result of the Company’s net loss.

The following table summarizes the Company’s net income (loss) per share computations for the three and six months ended March 31, 2004, and 2003 (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,169	$(2,117)	$1,836	$(4,114)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	19,341	22,838	19,187	24,407
Incremental common shares attributable to shares issuable under stock option plans	1,492	—	1,450	—

Denominator for diluted net income (loss) per share—weighted average shares	20,833	22,838	20,637	24,407

Net income (loss) per share—basic	$0.06	$(0.09)	$0.10	$(0.17)

Net income (loss) per share—diluted	$0.06	$(0.09)	$0.09	$(0.17)

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Acquisition

In December 2003, the Company acquired the business of the MatrixNet division of Xaffire, Inc. for $582,000 in cash. The MatrixNet service measures performance from network agent locations to a customer’s web infrastructure or devices. The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including the technology-based and customer-based intangible assets acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable, net	$55
Property and equipment	101
Customer-based intangible assets	43
Technology-based intangible assets	84
Goodwill	306
Deferred revenue	(7)

Total purchase price	$582

During the three months ended March 31, 2004, the Company updated its preliminary purchase price allocation for the fair value of the property and equipment that were acquired as a result of the acquisition of the business of MatrixNet. Therefore, goodwill decreased by $22,000, from $306,000 initially recorded to $284,000.

(10) Commitments and Contingencies

(A) Leases

The Company leases certain of its facilities under non-cancelable operating leases, which expire on various dates through December 2005. At March 31, 2004, future minimum payments under the leases are as follows (in thousands):

Twelve months ended March 31:	Operating Leases
2005	$103
2006	77

Total minimum lease payments	$180

(B) Commitments

The Company has contingent commitments to 61 bandwidth and collocation providers amounting to $896,000 for 113 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration. At present, the Company does not intend to terminate any of these agreements prior to their expiration.

(C) Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement, which awaits approval by the Court.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(11) Stock Repurchase Program

The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, a total of 10.4 million shares had been repurchased as of March 31, 2004, for approximately $90.1 million. For the three and six months ended March 31, 2004, the Company did not repurchase any of its common stock. For the three months ended March 31, 2003, the Company repurchased approximately 363,000 for $4.1 million, primarily in connection with purchases in the open market. For the six months ended March 31, 2003, the Company repurchased 4.7 million shares for $38.5 million, primarily in connection with its issuer tender offer in November 2002.

At March 31, 2004, the Company had authorization to repurchase up to approximately $39.9 million of its common stock pursuant to this stock repurchase program.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table describes which services fall under measurement service and management solutions and how they are recorded under the GAAP income statement under subscription services and consulting and other support services:

	Subscription Services	Consulting and Support Services
Measurement Services:
Application Perspective	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X
Management Solutions:
Diagnostic Services		X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes measurement services and management solutions revenue (in thousands):

	2004	2003
For the three months ended March 31:
Measurement services revenue	$6,867	$7,237
Management solutions revenue	2,952	2,321

Total Revenue	$9,819	$9,558

	2004	2003
For the six months ended March 31:
Measurement services revenue	$13,920	$14,832
Management solutions revenue	5,622	4,484

Total Revenue	$19,542	$19,316

International sales were approximately 6% and 7% of total revenue for the three months ended March 31, 2004 and 2003, respectively.

(13) Subsequent Event

On April 2, 2004, the Company acquired NetRaker Corporation, a provider of online customer experience management solutions that helps e-business managers measure, evaluate and improve the design and navigability of their websites for an initial cash payment of approximately $2.6 million plus a second cash payment to be made by July 1, 2004 based on the final calculation of the NetRaker net assets as of the close, estimated to be up to approximately $800,000. An additional cash payment could be made if certain revenue and profitability targets are achieved by the acquired business during the twelve months ending March 31, 2005. The Company believes this acquisition will enhance and broaden its customer experience management solutions for enterprise customers as well as allow it to target e-business marketing executives within Fortune 500 companies, such as usability and market research managers.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in our annual report on Form 10-K for the fiscal year ended September 30, 2003, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results” and elsewhere in that report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K, the quarterly reports on Form 10-Q and current reports on Form 8-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We offer Web performance measurement and management services that enable corporate enterprises to monitor, benchmark, test and tune, diagnose and optimize their e-business systems both inside and outside the firewall. Keynote’s services provide enterprise customers with Total Performance Management solutions enabling them to increase return on investment, save money and efficiently link information technology resources to e-business goals. Total Performance Management includes a broad portfolio of cost-effective measurement, monitoring, performance management, load testing, content quality testing and usability testing services. Keynote’s goal is to empower customers to deliver an optimal experience to end-users and to gain competitive advantage, while helping them reduce unnecessary capital expenditures and leverage enterprise management software they already own.

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing and diagnostic services. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription services revenue and is recorded as deferred revenue on our balance sheet until the revenue is earned. As of March 31, 2004, we had recorded approximately $5.8 million of deferred revenue. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized during free trial periods. Consulting and support services revenue, which consists of fees generated by our consulting and support services and our load testing services, is recognized as the services are performed, typically over a period of one to three months. For longer consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

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

We offer our consulting and support services on a per engagement basis. Consulting and support services revenue amounted to approximately 10% of total revenue for each of the three months ended March 31, 2004 and 2003, respectively. Consulting and support services revenue amounted to approximately 11% and 10% of total revenue for the six months ended March 31, 2004 and 2003, respectively. We believe that consulting and support services revenue may increase somewhat in the future as a percentage of total revenue, as our existing consulting and support services become more widely used and we introduce additional services that require consulting expertise. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

In addition to analyzing revenue for subscription services and consulting and support services, management also internally analyzes revenue categorized as measurement services and management solutions.

The following table describes which services fall under measurement service and management solutions and how they are recorded under the GAAP income statement under subscription services and consulting and other support services:

	Subscription Services	Consulting and Support Services
Measurement Services:
Application Perspective	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X
Management Solutions:
Diagnostic Services		X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes measurement services and management solutions revenue (in thousands):

	2004	2003	% change
For the three months ended March 31:
Measurement services revenue	$6,867	$7,237	(5)%
Management solutions revenue	2,952	2,321	27%

Total Revenue	$9,819	$9,558	3%

	2004	2003	% change
For the six months ended March 31:
Measurement services revenue	$13,920	$14,832	(6)%
Management solutions revenue	5,622	4,484	25%

Total Revenue	$19,542	$19,316	1%

Measurement services revenue decreased by $370,000 for the three months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. Measurement services revenue represented 70% and 76% of total revenue for the three months ended March 31, 2004 and 2003, respectively. Measurement services revenue decreased by $912,000 for the six months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. Measurement services revenue represented 71% and 77% of total revenue for the six months ended March 31, 2004 and 2003, respectively. The decrease in measurement services revenue was mainly attributable to reduced subscriptions for our benchmarking and monitoring services, resulting in fewer measurements and fewer monitoring devices being measured.

Management solutions revenue increased by $631,000 for the three months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. Management solutions revenue represented 30% and 24% of total revenue for the three months ended March 31, 2004 and 2003, respectively. Management solutions revenue increased by approximately $1.1 million for the six months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. Management solutions revenue represented 29% and 23% of total revenue for the six months ended March 31, 2004 and 2003, respectively. The increase in management solutions revenue was mainly attributable to increased contribution from our Wireless Perspective, Enterprise Solutions, WebEffective, WebIntegrity, and Test Perspective solutions, as well as Network Perspective, which was newly introduced in December 2003 as a result of our acquisition of the business of MatrixNet division of Xaffire, Inc. (“MatrixNet”).

We believe that the challenges for our business include increasing management solutions revenue while stabilizing measurement services revenue and slightly increasing quarterly expenses for fiscal 2004 at levels consistent with those for the first and second quarters of fiscal 2004, assuming no acquisitions.

At March 31, 2004 and 2003, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three and six months ended March 31, 2004 and 2003, no single customer accounted for more than 10% of the Company’s total revenue.

For the three months ended March 31, 2004, our 10 largest customers accounted for approximately 34% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could decline significantly.

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

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenue:
Subscription services	89.7%	89.6%	89.4%	90.1%
Consulting and support services	10.3	10.4	10.6	9.9

Total revenue	100.0	100.0	100.0	100.0
Expenses:
Costs of subscription services	13.2	23.7	14.3	24.6
Costs of consulting and support services	9.1	10.2	8.7	9.7
Research and development	16.6	21.5	16.7	21.9
Sales and marketing	23.2	42.2	25.5	43.9
Operations	12.6	17.7	12.7	17.6
General and administrative	12.4	16.9	12.2	16.1
Excess occupancy costs	2.6	3.1	2.7	3.0
Amortization of identifiable intangible assets and stock-based compensation	3.8	4.4	3.8	4.3

Total expenses	93.5	139.7	96.6	141.1

Income (loss) from operations	6.5	(39.7)	3.4	(41.1)
Interest income, net	6.7	17.4	6.8	19.8

Net income (loss) before provision for income taxes	13.2	(22.3)	10.2	(21.3)
Provision for income taxes	(1.3)	—	(0.8)	—

Net income (loss)	11.9%	(22.3)%	9.4%	(21.3)%

Our results improved by approximately $3.3 million, from a net loss of approximately $2.1 million for the three months ended March 31, 2003 to a net income of approximately $1.2 million for the three months ended March 31, 2004. Total revenue increased by $261,000 or 3%, from $9.6 million for the three months ended March 31, 2003 to approximately $9.8 million for the three months ended March 31, 2004. Total expenses decreased by approximately $4.2 million or 31%, from approximately $13.3 million for the three months ended March 31, 2003 to approximately $9.2 million for the three months ended March 31, 2004.

Our results improved by approximately $6.0 million, from a net loss of approximately $4.1 million for the six months ended March 31, 2003 to a net income of approximately $1.8 million for the six months ended March 31, 2004. Total revenue increased by $226,000 or 1%, from $19. 3 million for the six months ended March 31, 2003 to approximately $19.5 million for the six months ended March 31, 2004. Total expenses decreased by approximately $8.4 million or 31%, from approximately $27.3 million for the six months ended March 31, 2003 to approximately $18.9 million for the six months ended March 31, 2004.

We anticipate that total expenses for the third quarter of fiscal 2004 will increase as compared to the second quarter of fiscal 2004 primarily due to our recent acquisition of NetRaker Corporation in April 2004 and additional investment in our sales and marketing efforts.

Revenue

	2004	2003	% Change
For the three months ended March 31:
Subscription services	$8,803	$8,567	3%
Consulting and support services	1,016	991	3%

	$9,819	$9,558	3%

	2004	2003	% Change
For the six months ended March 31:
Subscription services	$17,474	$17,408	0%
Consulting and support services	2,068	1,908	8%

	$19,542	$19,316	1%

Subscription Services. Revenue from subscription services increased by $236,000 for the three months ended March 31, 2004 as compared to the same period in fiscal 2003. Revenue from subscription services increased slightly by $66,000 for the six months ended March 31, 2004 as compared to the same period in fiscal 2003. The increase in subscription services revenue was mainly attributable to increases in our Transaction Perspective, Wireless Perspective, Test Perspective, Enterprise Solutions, and the contribution from our newly acquired Network Perspective services, offset by a decrease in our benchmarking and monitoring services, resulting in fewer measurements and fewer monitoring devices being measured. At the end of March 31, 2004, we measured for revenue 7,217 page measurements or URLs, and 7,629 internet-connected devices. At the end of March 31, 2003, we measured for revenue 7,239 URLs and 7,998 internet-connected devices.

Consulting and Support Services. Revenue from consulting and support services increased slightly by $25,000 for the three months ended March 31, 2004 as compared to the same period in fiscal 2003. Revenue from consulting and support services increased by $160,000 for the six months ended March 31, 2004 as compared to the same period in fiscal 2003. The increase in consulting and support services revenue was primarily due to increased contribution from our Enterprise Solutions and LoadPro services. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, consulting and support services revenue are less predictable than subscription services revenue and may vary from period to period.

Expenses:

Costs of Subscription and Consulting and Support Services

	2004	2003	% Change
	(In thousands)
For the three months ended March 31:
Costs of subscription services	$1,298	$2,262	(43)%
Costs of consulting and support services	$891	$971	(8)%

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
Costs of subscription services	$2,804	$4,745	(41)%
Costs of consulting and support services	$1,694	$1,870	(9)%

Costs of Subscription Services. Costs of subscription services decreased $964,000 for the three months ended March 31, 2004 as compared to the same period in fiscal 2003 and represented 15% and 26% of subscription services revenue for the three months ending March 31, 2004 and 2003, respectively. Costs of subscription services decreased approximately $1.9 million for the six months ended March 31, 2004 as compared to the same period in fiscal 2003 and represented 16% and 27% of subscription services revenue for the six months ending March 31, 2004 and 2003, respectively. The decreases were primarily due to reduced costs for bandwidth and a decrease in depreciation expenses as capital equipment became fully depreciated, and, to a lesser extent, hardware and software maintenance expenses.

Costs of Consulting and Support Services. Costs of consulting and support services decreased $80,000 for the three months ended March 31, 2004 as compared to the corresponding period in fiscal 2003, and represented 88% and 98% of consulting and support services revenue for the three months ended March 31, 2004 and 2003, respectively. Costs of consulting and support services decreased $176,000 for the six months ended March 31, 2004 as compared to the corresponding period in fiscal 2003, and represented 82% and 98% of consulting and support services revenue for the six months ended March 31, 2004 and 2003, respectively. The decrease in costs of consulting and support services was primarily attributable to reduced costs for bandwidth expenses and lower personnel costs.

We expect that total costs of subscription and consulting and support services in absolute dollars for the third quarter of fiscal 2004 will increase compared to the second quarter of fiscal 2004 due to our acquisition of NetRaker Corporation in April 2004.

Research and Development

	2004	2003	% Change
	(In thousands)
For the three months ended March 31:
Research and development	$1,634	$2,054	(20)%

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
Research and development	$3,258	$4,235	(23)%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses decreased $420,000 for the three months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. Research and development expenses decreased $977,000 for the six months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. The decrease was primarily attributable to lower costs resulting from a reduced number of research and development personnel and reduced salaries, offset, in part, by additional personnel costs related to acquisitions. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the third quarter of fiscal 2004 will increase compared to the second quarter of fiscal 2004 due to our acquisition of NetRaker Corporation in April 2004.

Sales and Marketing

	2004	2003	% Change
	(In thousands)
For the three months ended March 31:
Sales and marketing	$2,278	$4,033	(44)%

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
Sales and marketing	$4,987	$8,478	(41)%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased approximately $1.8 million for the three months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. Our sales and marketing expenses decreased approximately $3.5 million for the six months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. The decrease primarily resulted from a reduced number of sales and marketing personnel as well as reduced salaries for our marketing personnel, and, to a lesser extent, from reduced spending on certain marketing programs. We believe that sales and marketing expenses in absolute dollars for the third quarter of fiscal 2004 will increase compared to the second quarter of fiscal 2004 due to our acquisition of NetRaker Corporation in April 2004 and the expenses associated with our Customer Advisory Board Meeting in April 2004, our Total Performance Management Symposium to be held in New York in June 2004 and additional marketing programs.

Operations

	2004	2003	% Change
	(In thousands)
For the three months ended March 31:
Operations	$1,234	$1,688	(27)%

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
Operations	$2,489	$3,406	(27)%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic customer support 24 hours per day, 7 days a week. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses decreased $454,000 for the three months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. Our operations expenses decreased $917,000 for the six months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. The decrease in operations expenses was primarily the result of lower personnel costs from a reduced number of operations personnel, and, to a lesser extent, to reduced salaries for operations personnel. Additionally, the decrease was attributable to the costs associated with our temporary generator that has now been replaced with our permanent generator, which was completed in mid 2003. We anticipate that operations expenses in absolute dollars for the third quarter of fiscal 2004 will increase compared to the second quarter of fiscal 2004 due to our acquisition of NetRaker Corporation in April 2004 and additional customer support personnel.

General and Administrative

	2004	2003	% Change
	(In thousands)
For the three months ended March 31:
General and administrative	$1,221	$1,612	(24)%

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
General and administrative	$2,385	$3,116	(23)%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses decreased $391,000 for the three months ended March 31, 2004 as compared to the same period in fiscal 2003. General and administrative expenses decreased $731,000 for the six months ended March 31, 2004 as compared to the same period in fiscal 2003. The decrease in our general and administrative expenses was primarily attributable to a reduced number of general and administrative personnel and reduced salaries for general and administrative personnel. We anticipate that general and administrative expenses in absolute dollars for the third quarter of fiscal 2004 will remain comparable to the second quarter of fiscal 2004.

Excess Occupancy Costs

	2004	2003	% Change
	(In thousands)
For the three months ended March 31:
Excess occupancy costs	$254	$293	(13)%

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
Excess occupancy costs	$520	$578	(10)%

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters building, acquired in September 2002, such as property taxes,

insurance, and depreciation. The costs are based on the actual unoccupied square footage, which were 70% and 60% of the total rentable square footage of the headquarters’ building for the three months ended March 31, 2004 and 2003, respectively. We anticipate that excess occupancy costs in absolute dollars for the third quarter of fiscal 2004 will decrease slightly compared to the second quarter of fiscal 2004.

Amortization of Identifiable Intangible Assets and Stock-Based Compensation

	2004	2003	% Change
	(In thousands)
For the three months ended March 31:
Amortization of identifiable intangible assets	$372	$421	(12)%
Amortization of stock-based compensation	—	3	—

Amortization of identifiable intangible assets and stock-based compensation	$372	$424	(12)%

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
Amortization of identifiable intangible assets	$734	$800	(8)%
Amortization of stock-based compensation	—	27	—

Amortization of identifiable intangible assets and stock-based compensation	$734	$827	(11)%

As of March 31, 2004 and 2003, we had identifiable intangible assets with a gross carrying value of approximately $12.1 million and $11.7 million, respectively. For the three months ended March 31, 2004 and 2003, we recorded expenses of $372,000 and $421,000, respectively, for amortization related to these identifiable intangible assets. For the six months ended March 31, 2004 and 2003, we recorded expenses of $734,000 and $800,000, respectively, for amortization related to these identifiable intangible assets. As of March 31, 2004 and 2003, the net carrying value of identifiable intangible assets was approximately $1.6 million and $2.7 million, respectively.

Certain options granted prior to June 30, 1999, were considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. We did not record any amortization of deferred compensation expense for the three months ended March 31, 2004, since deferred compensation was fully amortized as September 30, 2003. We recorded amortization of deferred compensation expenses of $3,000 for the three months ended March 31, 2003 and $27,000 for the six months ended March 31, 2003.

We review our identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We expect the amortization of intangible assets to be approximately $450,000 for the third quarter of fiscal 2004, including the amortization related to our recent NetRaker acquisition and assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of March 31, 2004, as listed in the table below, will be fully amortized by July 2006 (in thousands).

	Technology Based	Customer Based	Trademark	Total
Net carrying value at March 31, 2004	$1,447	$122	$—	$1,569

Interest Income and Other, Net

	2004	2003	% Change
	(In thousands)
For the three months ended March 31:
Interest income and other, net	$662	$1,661	(60)%

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
Interest income and other, net	$1,325	$3,825	(65)%

Interest income and other, net, decreased $999,000 for the three months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. Interest income and other, net, decreased approximately $2.5 million for the six months ended March 31, 2004 as compared to the corresponding period in fiscal 2003. The decrease in interest income and other, net, was primarily attributable to a lower level of invested cash due to the use of approximately $79.2 million of cash to repurchase our common stock primarily in our two issuer tender offers in November 2002 and May 2003, and lower average interest rates. Substantially all of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. We expect that interest income and other, net, for the third quarter of fiscal 2004 will be approximately $650,000, absent any additional transactions, and assuming no material changes in interest rates

Provision for Income Taxes

	2004	2003	% Change
	(In thousands)
For the three months ended March 31:
Provision for income taxes	$130	$—	—

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
Provision for income taxes	$160	$—	—

Provision for income taxes was $130,000 for the three months ended March 31, 2004, attributable to alternative minimum tax associated with the net income generated during the three months ended March 31, 2004. Provision for income taxes was $160,000 for the six months ended March 31, 2004, attributable to alternative minimum tax associated with the net income generated during the six months ended March 31, 2004. No provision for federal and state income taxes was recorded for the three and six months ended March 31, 2003, due to our operating losses, operating loss carryforwards, and tax credits.

Liquidity and Capital Resources

	As of March 31, 2004	As of September 30, 2003	% Change
	(In thousands)
Cash, cash equivalents and short-term investments	$170,075	$160,214	6%

	2004	2003	% Change
	(In thousands)
For the six months ended March 31:
Cash provided by operating activities	$8,370	$2,349	256%
Cash provided by (used in) investing activities	$(10,861)	$42,620	(125)%
Cash provided by (used in) financing activities	$5,055	$(37,265)	114%

Cash, cash equivalents and short-term investments

At March 31, 2004, we had approximately $25.8 million in cash and cash equivalents and approximately $144.3 million in short-term investments, for a total of approximately $170.1 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. The increase in cash, cash equivalents and short-term investments for the six months ended March 31, 2004 was primarily due to $8.4 million from cash flow from operating activities, including the collection of a receivable from a large customer that represented $600,000 of prepaid deferred revenue, and $5.1 million from cash flow from financing activities. The largest use of cash from investing activities was the net purchases of short-term investments for $9.4 million.

The timeliness in the collection of accounts receivable impacts the amount of cash, cash equivalents and short-term investments. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 43 days and 41 days for the quarters ended March 31, 2004 and September 30, 2003, respectively. Days sales outstanding was higher due to an increase in accounts receivable from an increase in revenue for the three months ended March 31, 2004 as compared to the three months ended September 30, 2003.

Cash provided by operating activities

For the six months ended March 31, 2004, net cash provided by operating activities was approximately $8.4 million which was mainly due to net income, excluding all non-cash amortization and depreciation charges and an increase in deferred revenue of $1.4 million, partially offset by an increase in accounts receivable of $319,000. The increase in deferred revenue was mainly attributable to an increase in the value of prepaid invoices. Net accounts receivable increased primarily due to the increase in revenue for the first six months of fiscal 2004 as compared to the corresponding period in 2003.

Cash used in investing activities

For the six months ended March 31, 2004, net cash used in our investing activities was approximately $10.9 million. We utilized a net amount of approximately $9.4 million for the net purchase of short-term investments. We utilized $936,000 to purchase property and equipment, primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have rented in our headquarters building and $560,000 for the acquisition of the business of the MatrixNet division of Xaffire, Inc.

Cash provided by financing activities

For the six months ended March 31, 2004, net cash provided by our financing activities was approximately $5.1 million, which was received from the issuance of common stock, associated with our employee stock option plan and employee stock purchase plan. Our board of directors has approved a program to repurchase shares of our common stock, and pursuant to the stock repurchase program, a total of 10.4 million shares were repurchased between January 2001 and June 2003 for an aggregate price of approximately $90.1 million. At March 31, 2004, approximately $39.9 million was available to repurchase shares of our common stock pursuant to this stock repurchase program.

Commitments

As of March 31, 2004, our principal commitments consisted of $180,000 in real property operating leases, with various lease terms, the longest of which expires in December 2005. Additionally, we had contingent commitments to 61 bandwidth and collocation providers amounting to $896,000 for 113 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.1 million related to our operations and headquarters building for the third quarter of fiscal 2004, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2004 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payment due by period
	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Contractual Obligations Leases	$180	$103	$77	$—	$—
Commercial Commitments Bandwidth and Collocation	896	884	12	—	—

Total	$1,076	$987	$89	$—	$—

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

Allowance for Doubtful Accounts Receivable

Our accounting policy for our allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice of the accounts receivable aging, each customer’s expected ability to pay and our collection history with each customer. We review invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage, based on historical collection trends, to the outstanding accounts receivable balance. The allowance for doubtful accounts represents management’s best estimate, but changes in circumstances, in the future, relating to accounts receivable may result in a requirement for additional allowances in the future or reductions in allowances due to future recoveries or trends. Accounts receivable is recorded net of an allowance for doubtful accounts receivable of 879,000, or 16% of total account receivable, and approximately $1.0 million, or 19% of total accounts receivable, as of March 31, 2004 and September 30, 2003, respectively.

Impairment Assessments of Goodwill and Identifiable Intangibles

Our methodology for allocating the purchase price relating to acquisitions is determined based on valuations performed by an independent third party. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

We perform goodwill impairment tests on an annual basis in the fourth quarter and between annual tests in certain circumstances for our single reporting unit. The goodwill recorded on our consolidated balance sheet as of March 31, 2004 was $479,000, as compared to $195,000 as of September 30, 2003.

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

New Accounting Pronouncement

In November 2003, the Emerging Issues Task Force reached consensus on paragraph 18 of Issue No. 03-01 (“EITF 03 01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We are currently evaluating the impact of EITF 03-01 on our financial position and results of operations, but it is not expected to have any material impact on our reported results.

Factors That May Impact Future Operating Results

We have introduced new products and services, and we have an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have recently introduced many new products, including:

•	In January 2004, we introduced Network Perspective, which we acquired in connection with our acquisition of the business of the MatrixNet division of Xaffire, Inc in December 2003, and QuickTime support for our Streaming Perspective service.

•	In February 2004, we introduced Application Perspective Outside Edition, an outside the firewall transaction monitoring service that complements our recently delivered Application Perspective Private Edition for inside the firewall monitoring and diagnostics, and E-government Web Transaction Index, which measures the speed and reliability of leading federal government web sites.

•	In April 2004, we introduced WebEffective Intelligence Platform, an integration of our existing WebEffective services with NetRaker’s services as a result of our acquisition of NetRaker Corporation in April 2004, and our Travel and Hospitality Web Transaction Performance Index which measures the transaction performance of over 25 leading airline, hotel and online travel agency web sites.

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

We have experienced operating losses in each annual period since inception and in each quarterly period since inception through the third quarter of fiscal 2003. We may not be able to sustain operating profitability in the future. We incurred net losses of $2.1 million for the three months ended March 31, 2003, and as of March 31, 2004, we had an accumulated deficit of $140.2 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2004, we had approximately $1.6 million of net identifiable intangible assets and $478,000 of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. In addition, in fiscal 2002, we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with our acquisitions made prior to September 30, 2002. We believe that our operating expenses could increase as they have in certain past periods. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

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

The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our web performance management services, particularly in response to offerings of our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new services as quickly as possible. The success of new services depends on several factors, including proper definition of the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services to these developments.

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

Ten customers accounted for approximately 34% and 30% of our total revenue for the three months ended March 31, 2004 and 2003, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

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

Consulting and support services revenue represented approximately 10% of total revenue for the three months ended March 31, 2004. The cost of consulting and support services has, at times, exceeded our consulting revenue. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will be greater than the costs of subscription services as a percentage of subscription services revenue. We will also need to successfully market these services to potential customers in order to increase revenue. Each consulting engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of consulting and support services revenue recognized in any particular quarter. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

The success of our business depends on the continued use of the Internet by business and consumers for e-business and communications.

Because our business is based on providing web performance management services, the Internet must continue to be used as a means of electronic business, or e-

business, and communications. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

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

We believe we must expand the sales of our services outside the United States. To date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 6% and 7% of our total revenue for the three months ended March 31, 2004 and 2003, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at March 31, 2004, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $270,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that were due or payable in foreign currencies at March 31, 2004. We do not enter into derivative transactions for trading or speculative purposes.

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

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement, which awaits approval by the Court.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) We held our Annual Meeting of Stockholders on March 25, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A.

(c) The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of directors were as indicated.

(1) Holders of our common stock voted to elect six directors, each to serve until his or her successor has been elected and qualified or until his or her earlier resignation or removal as follows:

	For	Against	Withheld	Non-Vote
David Cowan	17,039,425	475,719	—	—
Umang Gupta	16,890,024	625,120	—	—
Mohan Gyani	17,358,999	156,145	—	—
Raymond L. Ocampo Jr.	17,378,387	136,757	—	—
Geoffrey Penney	17,136,187	378,957	—	—
Deborah Rieman	17,058,831	456,331	—	—

(2) Holders of our common stock voted to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending September 30, 2004.

For	Against	Withheld	Non-Vote
16,904,367	587,208	23,569	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(A) Exhibits

The following documents are filed as Exhibits to this Report:

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

(b) Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 17th day of May 2004.

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