Form 10-Q
period 2004-06-30
KEYNOTE SYSTEMS INC
filed 2004-08-13
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding at July 31, 2004
Common Stock, $.001 par value	19,655,118

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2004	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$18,704	$23,242
Short-term investments	150,716	136,972

Total cash, cash equivalents, and short-term investments	169,420	160,214

Accounts receivable, less allowance for doubtful accounts of $886 and $1,048 as of June 30, 2004 and September 30, 2003, respectively	4,673	4,349
Prepaid and other current assets	1,143	1,506

Total current assets	175,236	166,069

Property and equipment, net	32,951	33,928
Goodwill	4,595	195
Identifiable intangible assets, net	1,787	2,176

Total assets	$214,569	$202,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	660	654
Accrued expenses	8,836	7,077
Deferred revenue	6,227	4,357

Total current liabilities	15,723	12,088

Total liabilities	15,723	12,088

Stockholders’ equity:
Common stock	19	19
Treasury stock	(29)	(29)
Additional paid-in capital	338,181	331,912
Accumulated deficit	(138,726)	(142,056)
Accumulated other comprehensive income (loss)	(599)	434

Total stockholders’ equity	198,846	190,280

Total liabilities and stockholders’ equity	$214,569	$202,368

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenue:
Subscription services	$9,512	$8,691	$26,986	$26,099
Consulting and support services	1,202	741	3,270	2,649

Total revenue	10,714	9,432	30,256	28,748

Expenses:
Costs of subscription services	1,251	1,873	4,055	6,618
Costs of consulting and support services	1,069	1,047	2,763	2,917
Research and development	1,829	1,744	5,087	5,979
Sales and marketing	2,636	3,083	7,623	11,561
Operations	1,196	1,651	3,685	5,057
General and administrative	1,206	1,602	3,591	4,718
Excess occupancy costs	164	284	684	862
Amortization of identifiable intangible assets and stock-based compensation	420	413	1,154	1,240

Total expenses	9,771	11,697	28,642	38,952

Income (Loss) from operations	943	(2,265)	1,614	(10,204)
Interest income and other, net	681	1,002	2,006	4,827

Income (Loss) before provision for income taxes	1,624	(1,263)	3,620	(5,377)

Provision for income taxes	(130)	—	(290)	—

Net income (loss)	$1,494	$(1,263)	$3,330	$(5,377)

Net income (loss) per share:
Basic	$0.08	$(0.06)	$0.17	$(0.23)

Diluted	$0.07	$(0.06)	$0.16	$(0.23)

Shares used in computing basic and diluted net income (loss) per share:
Basic	19,504	20,831	19,290	23,217

Diluted	20,982	20,831	20,756	23,217

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,330	$(5,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,778	4,824
Amortization of debt investment premium	2,772	1,210
Amortization of identifiable intangible assets	1,154	2,961
Amortization of deferred stock-based compensation	—	30
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(116)	360
Prepaids and other current assets	466	1,619
Accounts payable and accrued expenses	431	(1,309)
Deferred revenue	1,332	(442)

Net cash provided by operating activities	12,147	3,876

Cash flows from investing activities:
Purchases of property and equipment	(1,681)	(1,602)
Proceeds from (purchase of) businesses and assets, net	(3,659)	75
Sale of short-term investments	56,526	165,846
Purchases of short-term investments	(74,075)	(98,028)

Net cash provided by (used in) investing activities	(22,889)	66,291

Cash flows from financing activities:
Repayment of credit facility	(65)	—
Proceeds from issuance of common stock and exercise of stock options	6,269	2,888
Repurchase of outstanding common stock	—	(79,170)

Net cash provided by (used in) financing activities	6,204	(76,282)

Net decrease in cash and cash equivalents	(4,538)	(6,115)
Cash and cash equivalents at beginning of the period	23,242	20,874

Cash and cash equivalents at end of the period	$18,704	$14,759

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the Company) at June 30, 2004, and the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003.

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

Excess occupancy costs are fixed costs associated with the unoccupied portion of the Company’s headquarters building, such as property taxes, insurance and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 70% and 60% during the three and nine months ended June 30, 2004 and 2003, respectively.

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

The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$1,494	$(1,263)	$3,330	$(5,377)
Add: Stock-based employee compensation included in net loss	—	3	—	30
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,373)	(2,550)	(5,010)	(8,037)

Pro forma net income (loss)	$121	$(3,810)	$(1,680)	$(13,384)

Net income (loss) per share:
Basic—as reported	$0.08	$(0.06)	$0.17	$(0.23)
Basic—pro forma	$0.01	$(0.18)	$(0.09)	$(0.58)
Diluted—as reported	$0.07	$(0.06)	$0.16	$(0.23)
Diluted—pro forma	$0.01	$(0.18)	$(0.09)	$(0.58)
Number of shares used in the computing as reported and pro forma:
Basic—as reported	19,504	20,831	19,290	23,217
Basic—pro forma	19,504	20,831	19,290	23,217
Diluted—as reported	20,982	20,831	20,756	23,217
Diluted—pro forma	20,982	20,831	19,290	23,217

The net tax effect on the stock-based employee compensation determined under the fair value based method for all awards is zero.

The amounts reflected as stock-based compensation included in pro forma net loss for the three and nine months ended June 30, 2003 have been revised from the historically reported amounts. The revision was required to correct an immaterial error in these amounts associated with the Company’s April 2001 Stock Repurchase Program under SFAS No. 123.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Volatility	34.7%	50.8%	34.7% - 38.6%	50.8%
Risk-free interest rates	2.3%	2.0%	2.0% -2.3%	1.9% - 2.0%
Expected life (in years)	2.5	2.5	2.5	2.5
Dividend yield	—	—	—	—

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Revenue Recognition

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to the Company’s web performance measurement and management services. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. The Company does not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Consulting and support services revenue consists of fees generated by the Company’s consulting and support services, and is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, the Company recognizes revenue as milestones or deliverables are completed.

(4) Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gains and losses on short-term investments in debt securities and issuances and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and issuances and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The functional currency of the Company’s foreign operations is the applicable local currency or United States dollar. Gains and losses from foreign currency transactions are reflected in the condensed consolidated statements of operations as incurred. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$1,494	$(1,263)	$3,330	$(5,377)
Net unrealized loss on available-for-sale investments	(1,096)	(232)	(1,062)	(1,441)
Foreign currency translation gain (loss)	(6)	78	29	19

Comprehensive income (loss)	$392	$(1,417)	$2,297	$(6,799)

The tax effect on the foreign currency translation gain/(loss) is immaterial.

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

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. The allowance for doubtful accounts represents management’s best current estimate, but changes in circumstances relating to accounts receivable, including unforeseen declines in market conditions and collection rates, may result in additional allowances in the future. The Company believes that it has adequately reserved for doubtful accounts as of the date of each balance sheet presented herein. At June 30, 2004, one single customer accounted for more than 10% of the Company’s total accounts receivable, of which 32% of the receivable was subsequently collected and the remaining accounts receivable balance was not yet due as of June 30, 2004. At June 30, 2003, one single customer accounted for more than 10% of the Company’s total accounts receivable, which receivable was subsequently collected in July 2003. For the three and nine months ended June 30, 2004 and 2003, no single customer accounted for more than 10% of the Company’s total revenue during each period. For the three months ended June 30, 2004 and 2003, the top ten customers accounted for approximately 35% and 32% of total revenue, respectively. For the nine months ended June 30, 2004 and 2003, the top ten customers accounted for approximately 34% and 31% of total revenue, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Investments

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. The Company’s short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better and which mature in two years or less. All of the Company’s cash equivalents and short-term investments are classified as available-for-sale. These securities are carried at fair market value, with unrealized gains and losses excluded from earnings and reported as a component of other comprehensive income (loss). The following table summarizes the Company’s short-term investments in investment-grade debt securities as of June 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. federal and state government and agencies	$67,145	$12	$(255)	$66,902
Corporate bonds and commercial paper	84,337	7	(530)	83,814

Total	$151,482	$19	$(785)	$150,716

The following table summarizes the contractual maturities of fixed maturity investments available for sale at June 30, 2004 (in thousands). Expected maturities of debt securities and issuances will differ from contractual maturities of the debt securities and issuances because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Year ending June 30,
2005	$101,808	$101,582
2006	49,674	49,134

Total	$151,482	$150,716

(7) Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill during the nine months ended June 30, 2004 (in thousands):

Balance at September 30, 2003	$195
Additional goodwill for acquisition of the business of the MatrixNet division of Xaffire, Inc. (Note 9)	272
Additional goodwill for acquisition of NetRaker Corporation (Note 9)	4,128

Balance at June 30, 2004	$4,595

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2004, the net carrying value of identifiable intangible assets was approximately $1.8 million. During the first quarter of fiscal 2004, the Company acquired approximately $84,000 of technology-based and $43,000 of customer-based intangible assets related to the acquisition of the business of the MatrixNet division of Xaffire, Inc. (“MatrixNet”) (see Note 9). During the third quarter of fiscal 2004, the Company acquired approximately $480,000 of technology-based and $158,000 of customer-based intangible assets related to the acquisition of NetRaker Corporation (“NetRaker”) (see Note 9). As a result, the gross carrying value of the identifiable intangible assets for the nine months ended June 30, 2004 increased by $765,000. These assets are being amortized over a three-year period, with minimal expected residual values. For the three and nine months ended June 30, 2004, the amortization expense for intangible assets was $420,000 and approximately $1.2 million, respectively. The components of identifiable intangible assets are as follows (in thousands):

	Technology Based	Customer Based	Total
As of June 30, 2004:
Gross carrying value	$8,570	$3,926	$12,496
Accumulated amortization	(7,030)	(3,679)	(10,709)

Net carrying value at June 30, 2004	$1,540	$247	$1,787

As of September 30, 2003:
Gross carrying value	$8,006	$3,725	$11,731
Accumulated amortization	(5,951)	(3,604)	(9,555)

Net carrying value at September 30, 2003	$2,055	$121	$2,176

The amortization expense for existing intangible assets as of June 30, 2004 is estimated to be approximately $369,000 for the remainder of fiscal 2004, approximately $955,000 for fiscal 2005, approximately $350,000 for fiscal 2006, and approximately $113,000 for fiscal 2007, assuming no impairment.

(8) Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, and diluted earnings per share is computed using the weighted-average number of common shares outstanding, and all dilutive potential common shares outstanding, using the treasury stock method. For the three and nine months ended June 30, 2004, dilutive potential common shares outstanding reflect shares issuable under the Company’s stock option and equity incentive plans. For the three and nine months ended June 30, 2004, 736,000 and 801,000 shares with a weighted average exercise price of $40.65 and $38.38, respectively, were considered anti-dilutive and excluded from the denominator for diluted net income per share. For the three and nine months ended June 30, 2003, 859,000 and 484,000 net dilutive potential common shares with a weighted average price of $9.66 and $8.55, respectively, computed using the treasury stock method were considered anti-dilutive and excluded from the denominator for diluted net loss per share as a result of the Company’s net loss.

The following table summarizes the Company’s net income (loss) per share computations for the three and nine months ended June 30, 2004, and 2003 (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,494	$(1,263)	$3,330	$(5,377)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	19,504	20,831	19,290	23,217
Incremental common shares attributable to shares issuable under stock option plans	1,478	—	1,466	—

Denominator for diluted net income (loss) per share—weighted average shares	20,982	20,831	20,756	23,217

Net income (loss) per share—basic	$0.08	$(0.06)	$0.17	$(0.23)

Net income (loss) per share—diluted	$0.07	$(0.06)	$0.16	$(0.23)

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Acquisitions

In April 2004, the Company acquired NetRaker Corporation, a provider of online customer experience management solutions that help e-business managers measure, evaluate and improve the design and navigability of their websites. The total price of approximately $3.6 million includes a $2.6 million initial cash payment made in April 2004, an estimated $500,000 for additional purchase price to be paid based on the final calculation of the NetRaker net assets as of the closing date, and approximately $535,000 of direct acquisition costs. An additional cash payment could be made if certain revenue and profitability targets are achieved by the acquired business during the twelve months ending March 31, 2005. The Company believes this acquisition will enhance and broaden its customer experience management solutions for enterprise customers as well as allow it to target e-business marketing executives within Fortune 500 companies, such as usability and market research managers.

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including technology-based and customer-based intangible assets acquired. The Company has currently estimated the purchase price allocation to intangible assets and expects to complete its formal valuation by September 30, 2004. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$12
Accounts receivable	150
Prepaid and other assets	104
Property and equipment	20
Customer-based intangible assets	158
Technology-based intangible assets	480
Goodwill	4,128
Liabilities assumed	(886)
Deferred revenue	(531)

Total purchase price, including direct acquisition costs	$3,635

In December 2003, the Company acquired the business of the MatrixNet division of Xaffire, Inc. for $582,000 in cash. The MatrixNet service measures performance from network agent locations to a customer’s web infrastructure or devices. The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including the technology-based and customer-based intangible assets acquired. During the three months ended March 31, 2004, the Company updated its preliminary purchase price allocation for the fair value of the property and equipment that were acquired as a result of the acquisition of the business of MatrixNet. Therefore, goodwill decreased by $34,000, from $306,000 initially recorded to $272,000. The following table summarizes the adjusted estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable, net	$55
Property and equipment	135
Customer-based intangible assets	43
Technology-based intangible assets	84
Goodwill	272
Deferred revenue	(7)

Total purchase price	$582

(10) Commitments and Contingencies

(A) Leases

The Company leases certain of its facilities under non-cancelable operating leases, which expire on various dates through December 2005. At June 30, 2004, future minimum payments under the leases are as follows (in thousands):

Twelve months ended June 30:	Operating Leases
2005	$103
2006	52

Total minimum lease payments	$155

(B) Commitments

The Company has contingent commitments to 116 bandwidth and collocation providers amounting to $818,000 for 100 locations that represent one to twelve months commitments,. The commitments become due if the Company terminates any of these agreements prior to their expiration. At present, the Company does not intend to terminate any of these agreements prior to their expiration.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(C) Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement, without any payments by the Company. The settlement awaits approval by the Court.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(11) Stock Repurchase Program

The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, a total of 10.4 million shares had been repurchased as of June 30, 2004, for approximately $90.1 million. For the three and nine months ended June 30, 2004, the Company did not repurchase any shares of its common stock. For the three months ended June 30, 2003, the Company repurchased approximately 4.3 million shares for approximately $40.5 million, primarily in connection with its issuer tender offer that was completed in May 2003. For the nine months ended June 30, 2003, the Company repurchased approximately 8.9 million shares for approximately $79.2 million, primarily in connection with its issuer tender offer in November 2002 and May 2003.

At June 30, 2004, the Company had authorization to repurchase up to approximately $39.9 million of its common stock pursuant to this stock repurchase program.

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

The following table identifies which services fall under measurement services and management solutions and where they are recorded in the condensed consolidated statements of operations listed in alphabetical order:

	Subscription Services	Consulting and Support Services
Measurement Services:
Application Perspective Outside	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X
Management Solutions:
Application Perspective Private	X
Diagnostic Services		X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes measurement services and management solutions revenue (in thousands):

	2004	2003
For the three months ended June 30:
Measurement services revenue	$7,040	$7,247
Management solutions revenue	3,674	2,185

Total Revenue	$10,714	$9,432

	2004	2003
For the nine months ended June 30:
Measurement services revenue	$20,960	$22,079
Management solutions revenue	9,296	6,669

Total Revenue	$30,256	$28,748

International sales were approximately 6% of total revenue for each of the three months ended June 30, 2004 and 2003, respectively. International sales were approximately 6% and 7% of total revenue for the nine months ended June 30, 2004 and 2003, respectively.

(13) Subsequent Event

On July 2, 2004, the Company acquired Hudson Williams, Inc. (“Hudson Williams”), a provider of performance management and load testing consulting services for an initial cash payment of approximately $1.6 million plus a cash payment of $300,000 as a preliminary payment for the Hudson Williams estimated net assets as of the closing date. The finalization of this payment will be made by August 29, 2004 based on the final calculation of the Hudson Williams net assets as of the closing date, currently estimated to be up to approximately $400,000. The Company has not finalized its purchase price allocation, but expects the allocation between goodwill and intangible assets to be completed by September 30, 2004. The Company believes this acquisition will enhance and broaden its enterprise solutions group and provide its northeast customers a more local access to Keynote expertise.

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

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing, and real user customer experience, and diagnostic services. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue, primarily unearned subscription services revenue and is recorded as deferred revenue on our balance sheet until the revenue is earned. As of June 30, 2004, we had recorded approximately $6.2 million of deferred revenue. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized during free trial periods. Consulting and support services revenue, which consists of fees generated by our consulting and support services and our load testing services, is recognized as the services are performed, typically over a period of one to three months. For longer consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

A majority of our subscription services revenue comes from our web performance benchmarking services, which include our Perspective services. Subscription services revenue also includes our Red Alert and NetMechanic monitoring and alarm services, Test Perspective, WebEffective Intelligence Platform, performance management subscription services, our private agent and application performance management services. Our customers purchase these services for an initial term of three to twelve months and then may renew on an annual, semi-annual, or month-to-month basis.

Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We offer our consulting and support services on a per engagement basis. Consulting and support services revenue amounted to approximately 11% and 8% of total revenue for the three months ended June 30, 2004 and 2003, respectively. Consulting and support services revenue amounted to approximately 11% and 9% of total revenue for the nine months ended June 30, 2004 and 2003, respectively. We believe that consulting and support services revenue may increase somewhat in the future as a percentage of total revenue, as our existing consulting and support services become more widely used, as a result of acquisitions and as we introduce additional services that require consulting expertise. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

In addition to analyzing revenue for subscription services and consulting and support services, management also internally analyzes revenue categorized as measurement services and management solutions.

The following table identifies which services are categorized as measurement services and management solutions and where they are recorded in our condensed consolidated statements of operations listed in alphabetical order):

	Subscription Services	Consulting and Support Services
Measurement Services:
Application Perspective Outside	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X
Management Solutions:
Application Perspective Private	X
Diagnostic Services		X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes measurement services and management solutions revenue (in thousands):

	2004	2003	% change
For the three months ended June 30:
Measurement services revenue	$7,040	$7,247	(3)%
Management solutions revenue	3,674	2,185	68%

Total Revenue	$10,714	$9,432	14%

	2004	2003	% change
For the nine months ended June 30:
Measurement services revenue	$20,960	$22,079	(5)%
Management solutions revenue	9,296	6,669	39%

Total Revenue	$30,256	$28,748	5%

Measurement services revenue decreased by $207,000 for the three months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. Measurement services revenue represented 66% and 77% of total revenue for the three months ended June 30, 2004 and 2003, respectively. Measurement services revenue decreased by approximately $1.1 million for the nine months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. Measurement services revenue represented 69% and 77% of total revenue for the nine months ended June 30, 2004 and 2003, respectively. The decrease in measurement services revenue was mainly attributable to reduced subscriptions for our Website Perspective service, resulting in fewer measurements, partially offset by increases in our Transaction Perspective and Red Alert monitoring services as well as revenue from our Streaming Perspective and Application Perspective services which were newly introduced in fiscal 2004.

Management solutions revenue increased by approximately $1.5 million for the three months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. Management solutions revenue represented 34% and 23% of total revenue for the three months ended June 30, 2004 and 2003, respectively. Management solutions revenue increased by approximately $2.6 million for the nine months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. Management solutions revenue represented 31% and 23% of total revenue for the nine months ended June 30, 2004 and 2003, respectively. The increase in management solutions revenue as listed in descending order of impact, was mainly attributable to increased contribution from our Enterprise Solutions, WebEffective Intelligence Platform services as a result of our acquisition of NetRaker in April 2004, Wireless Perspective, Testing and Tuning solutions, as well as Network Perspective, which was newly introduced in December 2003 as a result of our acquisition of the business of MatrixNet division of Xaffire, Inc. (“MatrixNet”).

We believe that the challenges for our business include 1) increasing management solutions revenue while continuing to stabilize measurement services revenue, 2) integrating our recent two acquisitions and 3) controlling our expenses for the fourth quarter of fiscal 2004 at 8% to 10% higher than the third quarter of fiscal 2004, assuming no acquisitions.

At June 30, 2004, one single customer accounted for more than 10% of our total accounts receivable, of which 32% of the receivable was subsequently collected and the remaining accounts receivable balance was not yet due as of June 30, 2004. At June 30, 2003, one single customer accounted for more than 10% of our total accounts receivable, which receivable was subsequently collected in July 2003. For the three and nine months ended June 30, 2004 and 2003, no single customer accounted for more than 10% of total revenue during each period. For the three months ended June 30, 2004 and 2003, the top ten customers accounted for approximately 35% and 32% of total revenue, respectively. For the nine months ended June 30, 2004 and 2003, the top ten customers accounted for approximately 34% and 31% of total revenue, respectively.

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

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenue:
Subscription services	88.8%	92.1%	89.2%	90.8%
Consulting and support services	11.2	7.9	10.8	9.2

Total revenue	100.0	100.0	100.0	100.0
Expenses:
Costs of subscription services	11.7	19.9	13.4	23.0
Costs of consulting and support services	9.9	11.1	9.1	10.1
Research and development	17.1	18.5	16.8	20.8
Sales and marketing	24.6	32.7	25.2	40.2
Operations	11.2	17.5	12.2	17.6
General and administrative	11.3	16.9	11.9	16.4
Excess occupancy costs	1.5	3.0	2.3	3.0
Amortization of identifiable intangible assets and stock-based compensation	3.9	4.4	3.8	4.3

Total expenses	91.2	124.0	94.7	135.4

Income (loss) from operations	8.8	(24.0)	5.3	(35.4)
Interest income, net	6.4	10.6	6.6	16.8

Net income (loss) before provision for income taxes	15.2	(13.4)	11.9	(18.6)
Provision for income taxes	(1.2)	—	(0.9)	—

Net income (loss)	14.0%	(13.4)%	11.0%	(18.6)%

Our results improved by approximately $2.8 million, from a net loss of approximately $1.3 million for the three months ended June 30, 2003 to a net income of approximately $1.5 million for the three months ended June 30, 2004. Total revenue increased by approximately $1.3 million or 14%, from approximately $9.4 million for the three months ended June 30, 2003 to approximately $10.7 million for the three months ended June 30, 2004. Total expenses decreased by approximately $1.9 million or 16%, from approximately $11.7 million for the three months ended June 30, 2003 to approximately $9.8 million for the three months ended June 30, 2004.

Our results improved by approximately $8.7 million, from a net loss of approximately $5.4 million for the nine months ended June 30, 2003 to a net income of approximately $3.3 million for the nine months ended June 30, 2004. Total revenue increased by approximately $1.5 million or 5%, from approximately $28.7 million for the nine months ended June 30, 2003 to approximately $30.3 million for the nine months ended June 30, 2004. Total expenses decreased by approximately $10.3 million or 26%, from approximately $39.0 million for the nine months ended June 30, 2003 to approximately $28.6 million for the nine months ended June 30, 2004.

We anticipate that total expenses for the fourth quarter of fiscal 2004 will increase as compared to the third quarter of fiscal 2004 primarily due to our recent acquisition of Hudson Williams, Inc. in July 2004, additional investment in our sales and marketing efforts and increased personnel costs.

Revenue

	2004	2003	% Change
For the three months ended June 30:
Subscription services	$9,512	$8,691	9%
Consulting and support services	1,202	741	62%

	$10,714	$9,432	14%

	2004	2003	% Change
For the nine months ended June 30:
Subscription services	$26,986	$26,099	3%
Consulting and support services	3,270	2,649	23%

	$30,256	$28,748	5%

Subscription Services. Revenue from subscription services increased $821,000 for the three months ended June 30, 2004 as compared to the same period in fiscal 2003. Revenue from subscription services increased $887,000 for the nine months ended June 30, 2004 as compared to the same period in fiscal 2003. The increase in subscription services revenue, as listed in descending order of impact, was mainly attributable to increases in our WebEffective Intelligence Platform Services due to our recent acquisition of NetRaker in April 2004, Transaction Perspective, Wireless Perspective, Enterprise Solutions, Streaming Perspective, Network Perspective due to our acquisition of MatrixNet in December 2003, and Red Alert, offset by a decrease in our Website Perspective. At the end of June 30, 2004, we measured for revenue 7,822 page measurements or URLs, and 7,641 internet-connected devices. At the end of June 30, 2003, we measured for revenue 7,206 URLs and 7,565 internet-connected devices.

Consulting and Support Services. Revenue from consulting and support services increased $461,000 for the three months ended June 30, 2004 as compared to the same period in fiscal 2003. Revenue from consulting and support services increased $621,000 for the nine months ended June 30, 2004 as compared to the same period in fiscal 2003. The increase in consulting and support services revenue, as listed in descending order of impact, was primarily due to increased contribution from our Enterprise Solutions and LoadPro services as well as our WebEffective Intelligence Platform Services due to our recent acquisition of NetRaker in April 2004. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, consulting and support services revenue are less predictable than subscription services revenue and may vary from period to period.

Expenses:

Costs of Subscription and Consulting and Support Services

	2004	2003	% Change
	(In thousands)
For the three months ended June 30:
Costs of subscription services	$1,251	$1,873	(33)%
Costs of consulting and support services	$1,069	$1,047	2%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
Costs of subscription services	$4,055	$6,618	(39)%
Costs of consulting and support services	$2,763	$2,917	(5)%

Costs of Subscription Services. Costs of subscription services decreased $622,000 for the three months ended June 30, 2004 as compared to the same period in fiscal 2003 and represented 13% and 22% of subscription services revenue for the three months ended June 30, 2004 and 2003, respectively. Costs of subscription services decreased approximately $2.6 million for the nine months ended June 30, 2004 as compared to the same period in fiscal 2003 and represented 15% and 25% of subscription services revenue for the nine months ended June 30, 2004 and 2003, respectively. The decreases were primarily due to reduced costs for bandwidth and a decrease in depreciation expenses as capital equipment became fully depreciated, and, to a lesser extent, hardware and software maintenance expenses.

Costs of Consulting and Support Services. Costs of consulting and support services increased $22,000 for the three months ended June 30, 2004 as compared to the corresponding period in fiscal 2003, and represented 89% and 141% of consulting and support services revenue for the three months ended June 30, 2004 and 2003, respectively. Costs of consulting and support services decreased $154,000 for the nine months ended June 30, 2004 as compared to the corresponding period in fiscal 2003, and represented 84% and 110% of consulting and support services revenue for the nine months ended June 30, 2004 and 2003, respectively. The increase in costs of consulting and support services for the three months ended June 30, 2004 as compared to the corresponding period in fiscal 2003 was primarily due to additional personnel costs associated with the acquisition of NetRaker in April 2004. The decrease in costs of consulting and support services for the nine months ended June 30, 2004 as compared to the corresponding period in fiscal 2003 was primarily attributable to reduced costs for bandwidth expenses and lower personnel costs.

We expect that total costs of subscription and consulting and support services in absolute dollars for the fourth quarter of fiscal 2004 will increase compared to the third quarter of fiscal 2004 primarily due to our acquisition of Hudson Williams in July 2004.

Research and Development

	2004	2003	% Change
	(In thousands)
For the three months ended June 30:
Research and development	$1,829	$1,744	5%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
Research and development	$5,087	$5,979	(15)%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased $85,000 for the three months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. The increase in research and development expenses was mainly attributable to additional personnel costs as a result of our acquisition of NetRaker in April 2004. Research and development expenses decreased $892,000 for the nine months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. The decrease was primarily attributable to lower costs resulting from a reduced number of research and development personnel and reduced salaries, offset, in part, by additional personnel costs related to acquisitions. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the fourth quarter of fiscal 2004 will remain comparable to the third quarter of fiscal 2004.

Sales and Marketing

	2004	2003	% Change
	(In thousands)
For the three months ended June 30:
Sales and marketing	$2,636	$3,083	(14)%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
Sales and marketing	$7,623	$11,561	(34)%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased $447,000 for the three months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. Our sales and marketing expenses decreased approximately $3.9 million for the nine months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. The decrease for the three and nine months ended June 30, 2004 as compared to the corresponding periods in fiscal 2003 primarily resulted from reductions in sales and marketing personnel made in fiscal 2003, and, to a lesser extent, from lower compensation expenses and reduced spending on certain marketing programs. We believe that sales and marketing expenses in absolute dollars for the fourth quarter of fiscal 2004 will increase compared to the third quarter of fiscal 2004 due to increased personnel costs.

Operations

	2004	2003	% Change
	(In thousands)
For the three months ended June 30:
Operations	$1,196	$1,651	(28)%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
Operations	$3,685	$5,057	(27)%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic customer support 24 hours per day, 7 days a week. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses decreased $455,000 for the three months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. Our operations expenses decreased approximately $1.4 million for the nine months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. The decrease in operations expenses was primarily the result of lower personnel costs from a reduced number of operations personnel, and, to a lesser extent, to reduced compensation for operations personnel. Additionally, the decrease was attributable to the costs associated with our temporary generator that has now been replaced with our permanent generator, which was completed in mid 2003. We anticipate that operations expenses in absolute dollars for the fourth quarter of fiscal 2004 will increase compared to the third quarter of fiscal 2004 due to additional customer service personnel.

General and Administrative

	2004	2003	% Change
	(In thousands)
For the three months ended June 30:
General and administrative	$1,206	$1,602	(25)%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
General and administrative	$3,591	$4,718	(24)%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses decreased $396,000 for the three months ended June 30, 2004 as compared to the same period in fiscal 2003. General and administrative expenses decreased approximately $1.1 million for the nine months ended June 30, 2004 as compared to the same period in fiscal 2003. The decrease in our general and administrative expenses was primarily attributable to a reduced number of general and administrative personnel and reduced compensation for general and administrative personnel. We anticipate that general and administrative expenses in absolute dollars for the fourth quarter of fiscal 2004 will remain comparable to the third quarter of fiscal 2004.

Excess Occupancy Costs

	2004	2003	% Change
	(In thousands)
For the three months ended June 30:
Excess occupancy costs	$164	$284	(42)%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
Excess occupancy costs	$684	$862	(21)%

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters building, acquired in September 2002, such as property taxes, insurance, and depreciation. The costs are based on the actual unoccupied square footage, which were 70% and 60% of the total rentable square footage of the headquarters’ building for the three months ended June 30, 2004 and 2003, respectively. We anticipate that excess occupancy costs in absolute dollars for the fourth quarter of fiscal 2004 will increase slightly compared to the third quarter of fiscal 2004 since the excess occupancy costs for the third quarter of fiscal 2004 included a one-time property tax refund of approximately $44,000

Amortization of Identifiable Intangible Assets and Stock-Based Compensation

	2004	2003	% Change
	(In thousands)
For the three months ended June 30:
Amortization of identifiable intangible assets	$420	$410	2%
Amortization of stock-based compensation	—	3	—

Amortization of identifiable intangible assets and stock-based compensation	$420	$413	2%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
Amortization of identifiable intangible assets	$1,154	$1,210	(5)%
Amortization of stock-based compensation	—	30	—

Amortization of identifiable intangible assets and stock-based compensation	$1,154	$1,240	(7)%

As of June 30, 2004 and 2003, we had identifiable intangible assets with a gross carrying value of approximately $12.7 million and $11.7 million, respectively. For the three months ended June 30, 2004 and 2003, we recorded expenses of $420,000 and $410,000, respectively, for amortization related to these identifiable intangible assets. For the nine months ended June 30, 2004 and 2003, we recorded expenses of approximately $1.2 million for each respective period for amortization related to these identifiable intangible assets. As of June 30, 2004 and 2003, the net carrying value of identifiable intangible assets was approximately $1.8 million and $2.2 million, respectively.

We review our identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We expect the amortization of intangible assets to be approximately $369,000 for the fourth quarter of fiscal 2004, excluding the amortization related to our recent Hudson Williams acquisition and assuming no additional acquisitions, changes in preliminary purchase price allocations or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of June 30, 2004, as listed in the table below, will be fully amortized by March 2007 (in thousands).

	Technology Based	Customer Based	Total
Net carrying value at June 30, 2004	$1,540	$247	$1,787

Certain options granted prior to June 30, 1999, were considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. We did not record any amortization of deferred compensation expense for the three and nine months ended June 30, 2004, since deferred compensation was fully amortized at September 30, 2003. We recorded amortization of deferred compensation expenses of $3,000 for the three months ended June 30, 2003 and $30,000 for the nine months ended June 30, 2003.

Interest Income and Other, Net

	2004	2003	% Change
	(In thousands)
For the three months ended June 30:
Interest income and other, net	$681	$1,002	(32)%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
Interest income and other, net	$2,006	$4,827	(58)%

Interest income and other, net, decreased $321,000 for the three months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. Interest income and other, net, decreased approximately $2.8 million for the nine months ended June 30, 2004 as compared to the corresponding period in fiscal 2003. The decrease in interest income and other, net, was primarily attributable to a lower level of invested cash due to the use of approximately $79.2 million of cash to repurchase our common stock primarily in our two issuer tender offers in November 2002 and May 2003, the use of approximately $3.7 million of cash for our acquisitions of MatrixNet and NetRaker in December 2003 and April 2004, and lower average interest rates. Substantially all of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. We expect that interest income and other, net, for the fourth quarter of fiscal 2004 will be approximately $700,000, absent any additional transactions, and assuming no material changes in interest rates

Provision for Income Taxes

	2004	2003	% Change
	(In thousands)
For the three months ended June 30:
Provision for income taxes	$130	$—	100%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
Provision for income taxes	$290	$—	100%

Provision for income taxes was $130,000 for the three months ended June 30, 2004, attributable to alternative minimum tax and state tax associated with the net income generated during the three months ended June 30, 2004. Provision for income taxes was $290,000 for the nine months ended June 30, 2004, attributable to alternative minimum tax and state tax associated with the net income generated during the nine months ended June 30, 2004. No provision for federal and state income taxes was recorded for the three and nine months ended June 30, 2003, due to our operating losses, operating loss carryforwards, and tax credits. The expected effective rate for the year ended September 30, 2004 is 8%.

Liquidity and Capital Resources

	As of June 30, 2004	As of September 30, 2003	% Change
	(In thousands)
Cash, cash equivalents and short-term investments	$169,420	$160,214	6%

	2004	2003	% Change
	(In thousands)
For the nine months ended June 30:
Cash provided by operating activities	$12,147	$3,876	213%
Cash provided by (used in) investing activities	$(22,889)	$66,291	(135)%
Cash provided by (used in) financing activities	$6,204	$(76,282)	108%

Cash, cash equivalents and short-term investments

At June 30, 2004, we had approximately $18.7 million in cash and cash equivalents and approximately $150.7 million in short-term investments, for a total of approximately $169.4 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better. The increase in cash, cash equivalents and short-term investments for the nine months ended June 30, 2004 was primarily due to approximately $12.1 million from cash flow from operating activities, and approximately $6.2 million from cash flow from financing activities. The largest uses of cash from investing activities during the nine months ended June 2004 were the net purchases of short-term investments for $17.5 million and $3.7 million for the purchases of MatrixNet in December 2003 and NetRaker in April 2004.

The timeliness in the collection of accounts receivable impacts the amount of cash, cash equivalents and short-term investments. Days sales outstanding, which is calculated by dividing period end accounts receivable by average daily sales for the quarter, was 39 days and 41 days for the three months ended June 30, 2004 and September 30, 2003, respectively.

Cash provided by operating activities

For the nine months ended June 30, 2004, net cash provided by operating activities was approximately $12.1 million which was mainly due to net income, excluding all non-cash amortization and depreciation charges, an increase in deferred revenue of $1.3 million, a decrease of prepaids and other assets of $466,000 and an increase of accounts payable and accrued liabilities of $431,000, partially offset by an increase in accounts receivable of $116,000. The increase in deferred revenue was mainly attributable to an increase in the value of prepaid invoices and deferred revenue from the NetRaker acquisition in April 2004. Net accounts receivable increased primarily due to the increase in revenue for the first nine months of fiscal 2004 as compared to the corresponding period in 2003. The decrease in prepaids and other assets was mainly attributable to normal monthly amortization, as well as lower spending and renegotiation of maintenance and support contracts at lower rates. The increase in accounts payable and accrued liabilities was mainly attributable to increase in tax provision for the nine months ended June 30, 2004 and increase in personnel costs such as vacation accrual and ESPP contributions from September 30, 2003.

Cash used in investing activities

For the nine months ended June 30, 2004, net cash used in our investing activities was approximately $22.9 million. We utilized a net amount of approximately $17.5 million for the net purchase of short-term investments. We utilized approximately $3.7 million for the acquisitions of the business of the MatrixNet, in December 2003 and NetRaker in April 2004. We utilized approximately $1.7 million to purchase property and equipment, primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have rented in our headquarters building.

Cash provided by financing activities

For the nine months ended June 30, 2004, net cash provided by our financing activities was approximately $6.2 million. We received approximately $6.2 million from the issuance of common stock, associated with our employee stock option plan and employee stock purchase plan. We utilized $65,000 to repay a line of credit that was assumed as a result of our recent acquisition of NetRaker. Our board of directors has approved a program to repurchase shares of our common stock, and pursuant to the stock repurchase program, a total of 10.4 million shares were repurchased between January 2001 and June 2004 for an aggregate price of approximately $90.1 million. At June 30, 2004, approximately $39.9 million was available to repurchase shares of our common stock pursuant to this stock repurchase program. No repurchases occurred during the three or nine months ended June 30, 2004.

Commitments

As of June 30, 2004, our principal commitments consisted of $155,000 in real property operating leases, with various lease terms, the longest of which expires in December 2005. Additionally, we had contingent commitments to 116 bandwidth and collocation providers amounting to $818,000 for 100 locations ranging from one to twelve months commitments, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.5 million related to our operations and headquarters building for the fourth quarter of fiscal 2004, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2004 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payment due by period
	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Contractual Obligations Leases	$155	$103	$52	$—	$—
Commercial Commitments Bandwidth and Collocation	818	813	5	—	—

Total	$973	$916	$57	$—	$—

On July 2, 2004, we acquired Hudson Williams for an initial cash payment of approximately $1.6 million plus a cash payment of $300,000 as a preliminary payment for the Hudson Williams estimated net assets as of the closing date. The finalization of this payment will be made by August 29, 2004 based on the final calculation of the Hudson Williams net assets as of the closing date, currently estimated to be up to approximately $400,000.

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

Critical Accounting Policies and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts Receivable

•	Impairment Assessments of Goodwill and Identifiable Intangibles

•	Valuation of Long-Lived Assets

•	Accounting for Income Taxes

Our critical accounting policies and judgments are of both a routine and non-routine nature. The recurring policies relate to revenue recognition, the allowance for doubtful accounts receivable, and goodwill impairments. The non-routine policy relates to the valuation of our long-lived assets.

Revenue Recognition

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our web performance measurement and management services. Subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. All unearned revenue is recorded as deferred revenue on the balance sheet. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Consulting and support services revenue, which consists of fees generated by our consulting and supports services and our load testing services, is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

Allowance for Doubtful Accounts Receivable

Our accounting policy for our allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice of the accounts receivable aging, each customer’s expected ability to pay and our collection history with each customer. We review invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage, based on historical collection trends, to the outstanding accounts receivable balance. The allowance for doubtful accounts represents management’s best estimate, but changes in circumstances, in the future, relating to accounts receivable may result in a requirement for additional allowances in the future or reductions in allowances due to future recoveries or trends. Accounts receivable is recorded net of an allowance for doubtful accounts receivable of $886,000, or 16% of total account receivable, and approximately $1.0 million, or 19% of total accounts receivable, as of June 30, 2004 and September 30, 2003, respectively.

Impairment Assessments of Goodwill and Identifiable Intangibles

Our methodology for allocating the purchase price relating to acquisitions is generally determined based on valuations performed by an independent third party. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. For the NetRaker acquisition, management has made a preliminary purchase price allocation to intangible assets and expects to complete an independent valuation in the fourth quarter of fiscal 2004.

We perform goodwill impairment tests on an annual basis in the fourth quarter and between annual tests in certain circumstances for our single reporting unit. The goodwill recorded on our consolidated balance sheet as of June 30, 2004 was approximately $4.6 million, as compared to $195,000 as of September 30, 2003.

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

Accounting for Income Taxes

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. At present, our deferred tax assets have been offset by a full valuation allowance because of our history of losses. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the result would be a positive adjustment to earnings in the period such determination is made.

New Accounting Pronouncement

In March 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 requires that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We are currently evaluating the impact of EITF 03-01 on our financial position and results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB No. 104 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portion of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on our reported results.

Factors That May Impact Future Operating Results

We have introduced new products and services, and we have an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have recently introduced many new products, including:

•	In April 2004, we introduced WebEffective Intelligence Platform, an integration of our existing WebEffective services with NetRaker’s services as a result of our acquisition of NetRaker in April 2004, and our Travel and Hospitality Web Transaction Performance Index which measures the transaction performance of over 25 leading airline, hotel and online travel agency web sites.

•	In May 2004, we broadened our Keynote Application Perspective platform by doubling the number of worldwide geographical locations from which customers can measure transaction performance and introduced a version of Application Perspective that offers deep integration with HP OpenView,

•	In June 2004, we launched WebIntegrity 3.0, a new version of our hosted service that enables enterprises to proactively monitor their Web sites to ensure compliance with privacy, security and corporate standards and introduced The Keynote News Media Web Transaction Index, which measures the transaction speed and reliability of 19 leading news media web sites.

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

Although we have recently been profitable, we have experienced operating losses in each annual period since inception and in each quarterly period since inception through the third quarter of fiscal 2003. We may not be able to sustain operating profitability in the future. We incurred net losses of approximately $1.3 million for the three months ended June 30, 2003, and as of June 30, 2004, we had an accumulated deficit of $138.7 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of June 30, 2004, we had approximately $1.8 million of net identifiable intangible assets and approximately $4.6 million of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. In addition, in fiscal 2002, we recorded a charge of approximately $3.2 million as a cumulative effect of a change in accounting principle for the write-off of all the remaining goodwill associated with our acquisitions made prior to September 30, 2002. We believe that our operating expenses could increase as they have in certain past periods. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our services. Our customers have no obligation to renew our services and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates or the prices at which the customer renews their subscription. Our customer renewal rates and renewal prices may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations.

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

We expect that we will be required to record compensation expense in connection with option grants in accordance with SFAS 123 that have an exercise price at or below fair market value. It is possible that future laws, regulations or accounting standards will require us to treat all stock options as a compensation expense or we may voluntarily elect to do so. If there is any such change in accounting regulations or standards or if we elect to account for options in this way, this could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 2 of our condensed consolidated financial statements shows the impact that such a change in accounting treatment would have had on our net income (loss) and net income (loss) per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 2.

Our operating results could be harmed if sales of our web performance measurement services decline.

Sales of our web performance measurement services, primarily our Web Site Perspective-Business Edition services, and, to a lesser degree, our Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our benchmarking services. Revenues from our measurement services have been declining from historic levels. If these revenue continues to decline, our operating results could suffer.

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

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web performance benchmarking, testing, and application performance management, such as WebCriteria, a division of Coremetrics, Inc. and INS INSoft Division, a unit of Lucent Technologies, and free services that measure web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Veritas’ Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

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

Ten customers accounted for approximately 35% and 32% of our total revenue for the three months ended June 30, 2004 and 2003, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our web performance management services, we may not be able to grow our business.

To increase sales of services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In the past, we terminated relationships with three of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we are investing time and resources in evaluating replacements for these resellers and are committing resources to modify our direct sales effort in the United Kingdom and Germany.

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

Consulting and support services revenue represented approximately 11% of total revenue for the three months ended June 30, 2004. The cost of consulting and support services has, at times, exceeded our consulting revenue. We will also need to successfully market these services to potential customers in order to increase consulting revenue. Each consulting engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of consulting and support services revenue recognized in any particular quarter. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

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

All data collected from our measurement computers are stored in and distributed from our operations center, which we maintain at a single location. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. Although we completed a generator project to provide our own source of long-term uninterruptible power, if we experience power outages at our operations center, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our services to our customers on a timely basis. Although our main operations are redundant between our San Mateo and Plano, Texas datacenters, there are possible failure modes, such as both centers suffering a catastrophic failure simultaneously, that could lead to service interruptions. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events.

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

We believe we must expand the sales of our services outside the United States. To date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 6% of our total revenue for each of the three months ended June 30, 2004 and 2003, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at June 30, 2004, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $267,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that were due or payable in foreign currencies at June 30, 2004. We do not enter into derivative transactions for trading or speculative purposes.

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

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement, without any payment by us. The settlement awaits approval by the Court.

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

During the three months ended June 30, 2004, Keynote added Raymond L. Ocampo, Jr. and Jennifer Bolt to its Board of Directors.

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

(b) Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 13th day of August 2004.

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