Form 10-K
period 2004-09-30
KEYNOTE SYSTEMS INC
filed 2004-12-15
CIK 1032761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

As of March 31, 2004, the aggregate market value of voting stock held by non-affiliates of the Registrant was $219 million.

The number of shares of the Registrant’s common stock outstanding as of March 31, 2004 was 19,455,773.

Documents incorporated by reference: Part III incorporates information by reference to portions of the Registrant’s proxy statement for its 2005 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our future business strategy, costs and expenses. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “will” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results” and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2005. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

The trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, Perspective®, the Internet Performance Authority®, MyKeynote™ and all related trademarks, trade names, logos, characters, design and trade dress are trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries and may not be used without written permission.

PART I

Item 1.    Business.

Overview

Keynote Systems, Inc. (“Keynote” or “we”) offers e-business performance measurement services and performance management solutions that enable corporate enterprises to improve e-business performance by reducing costs, improving customer satisfaction and increasing profitability. Our services are comprised of three broad areas: customer experience management (CEM) and service level management (SLM) which represent our performance management solutions, and web monitoring and measurement which represents our performance measurement services.

An important foundation of our e-business performance measurement services and management solutions is an extensive network of strategically located measurement computers, running our proprietary software, connected to the major Internet backbones in over 50 cities worldwide, plus a sophisticated operations center for collecting, analyzing and disseminating Web site response time and availability data. Keynote’s infrastructure, together with our services, and in some cases, with Keynote-managed appliances placed within a customer’s infrastructure, provide customers the ability to access their results in real-time over the Internet through any standard web browser.

As a result of our recent acquisition of Vividence Corporation (“Vividence”) in September 2004, Keynote now uses its “Keynote Research Panel,” consisting of over 160,000 panelists, to enhance its customer experience management services.

Our e-business performance measurement services and performance management solutions help customers manage their Web performance 24 hours a day, 7 days a week from an end-user perspective. We had over 1,600 measurement computers deployed in over 56 cities and in 123 locations as of September 30, 2004. As of September 30, 2004, our measurement computers measured the performance of 7,690 universal resource locators, or URLs, 7,528 Red Alert devices connected to the Internet, and 20,185 URLs through our NetMechanic service.

We offer our e-business performance measurement services primarily on a subscription basis and our performance management solution on a subscription or engagement basis. Subscription fees vary based on the type of service selected, the number of URLs and transactions measured, the number of measurement locations, the number of devices monitored, the frequency of the measurements and the additional features ordered. We offer consulting and support services on an incident and per engagement basis. Consulting and support services revenue represented 12% of total revenue for the year ended September 30, 2004, and 10% or less of total revenue for both the years ended 2003 and 2002. We market our products primarily from our operations in the United States. International sales are primarily to customers in Europe. International sales have not been significant.

We were incorporated in 1995. Our headquarters is located at 777 Mariners Island Blvd., San Mateo, CA and our telephone at that location is (650) 403-2400. Our company web site is www.keynote.com, although information on that web site shall not be deemed incorporated in this report. Through a link on the Investor Relations section of our web site, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and all amendments to those reports filed with the Securities and Exchange Commission.

Performance Measurement Services

Our e-business performance measurement services includes our monitoring and measurement services. These services enable companies to monitor, measure, compare and improve Web and wireless infrastructure performance. These services also include the MyKeynote data analysis portal and flexible alerting and reporting capabilities.

Transaction Perspective leverages the Microsoft Internet Explorer Web browser for taking the measurements from Keynote’s worldwide infrastructure to deliver full network-level and user-level statistics and error messages for every element of every page in the transaction. It enables transaction performance problems to be quickly and accurately identified and diagnosed, enabling customers to provide an optimal quality of experience for end-users and mitigating the adverse business impact caused by performance problems.

Application Perspective Outside Edition is a cost-effective, self-service, outside the firewall, Web transaction monitoring service that measures the ‘response time’ and ‘success rate’ for performing Web transactions from multiple geographic locations worldwide. Additionally, the service provides sophisticated trending, alarms and reporting to enable the rapid assessment, diagnosis and repair of performance issues when they occur.

Web Site Perspective measures Web site performance from metropolitan areas where end users are accessing the Internet, providing insight into the end-user experience on the leading global Internet backbones. Web Site Perspective is designed to diagnose performance problems quickly and measure the speed and reliability of Web sites across dial-up, DSL, cable or T-3 connections.

Streaming Perspective measures, compares and assures the performance of audio and video streams, diagnosing performance problems before they impact the end-user. Streaming Perspective supports all the latest media players, including Real Media, Windows Media and QuickTime players.

Red Alert Performance Tracker (RAPT) is a cost effective, self-service performance monitoring service. RAPT provides the basic information for understanding Web site performance and availability, at a low price. RAPT has the ability to monitor transaction performance up to every 20 seconds and offers alerts when problems occur.

Red Alert is a real-time Internet monitoring service that tests devices connected to the Internet every 5 minutes. Red Alert tests the availability of any Internet server or other TCP-enabled Internet devices including Web servers, secure Web servers, domain name servers, mail servers, FTP servers and network gateways. Red Alert also provides alerts when conditions exceed specified thresholds.

NetMechanic helps businesses save time and money and improve overall Web site quality with automated tools that test site integrity, optimize page visualization, and improve search engine rankings.

Web Performance Indices benchmark page download and transaction speed and reliability against competitors in particular vertical industries. Keynote’s various page download and transaction indices are also used for setting internal goals and metrics for performance, and for use in service level agreements (SLAs).

Performance Management Solutions

Our management solutions offerings include “service level management” and “customer experience management” services. Keynote’s service level management (SLM) services are designed to align e-business and IT goals to enhance operational performance of existing infrastructure and systems. Our SLM services help companies determine application readiness, define reasonable service level standards and deliver consistently upon them.

Service Level Planning

Service Level Planning enables e-business owners to translate their business goals to tangible service level agreements with internal or outsourced IT providers. Keynote provides the capability to develop realistic and competitive SLAs by defining service level standards within the context of historical system usage and competitive benchmarks, all from the end user perspective. The Service Level Planning services include the following services:

Service Level Practice involves Keynote consultants who work directly with customers to assess their business and application initiatives, develop realistic service level objectives and agreements and establish processes to continuously monitor and improve performance over time.

Competitive Analysis enables e-businesses to understand and improve performance delivered and service level compliance relative to key competitors and industry benchmarks.

E-Business Readiness

Our E-Business Readiness services combine performance testing and tuning expertise with realistic traffic simulation and intelligent root-cause detection technology enabling enterprises to eliminate application slowdowns and problems. E-Business Readiness includes the following services:

Capacity Planning is a consultative capacity planning engagement that enables enterprises to understand the business costs of not providing optimized performance to e-business visitors. Our professional services staff model actual user behavior on a Web application and then scale traffic using Keynote’s LoadPro methodology and technology to quickly identify performance problems at high traffic levels to ensure enterprises are fully prepared for increases in traffic. For customers who prefer a self-service solution, Test Perspective is a cost-effective service for testing applications and infrastructure under varied traffic loads.

PerformanceTune is a consultative auditing and tuning service. Our performance experts utilize our technology to help enterprises quickly isolate and repair performance bottlenecks in their Web infrastructure and applications.

WebIntegrity is a self-service, automated quality and compliance monitoring service that allows enterprises to streamline Web site maintenance and optimize site effectiveness. With WebIntegrity, enterprises can uncover site quality problems such as stale content, browser incompatibility, and poorly structured HTML code. In addition, WebIntegrity identifies compliance problems related to site privacy, security, and accessibility.

Service Level Delivery

Service Level Delivery Services enable enterprises to monitor key performance metrics in order to improve application support and operational responsiveness, proactively detect problems based on end user impact and accelerate the time to respond to and repair performance issues. Service Level Delivery includes the following services:

Service Level Monitoring and Reporting includes many Keynote services that provide ongoing measurement, monitoring and reporting so customers can track service level objectives, identify application and network issues and reduce the time to repair. Service Level Monitoring and Reporting includes many Keynote services:

•	Performance Scoreboard is a customized portal that allows customers to review service level objectives for multi-property, multi-location e-businesses. Performance Scoreboard is designed for customers with sophisticated e-business environments and tracks a company’s multiple data centers, properties, VPNs and suppliers. Keynote Performance Scoreboard enables customers to track service level objectives (SLOs), quickly identify application and network latency issues and analyze trends and infrastructure details using on-demand diagnostic tools.

•

Application Perspective Platform is a comprehensive, end-to-end monitoring and root cause diagnostics service for e-business applications with a low total cost of ownership. Application Perspective includes high-frequency measurements from the end user’s perspective, a real-time visualization console, as well as diagnostic tools for identifying the root cause of application problems. The Application Perspective Platform is offered in two versions: Outside Edition and Private Edition.

•	Application Perspective Private Edition is an inside the firewall, appliance-based service designed to provide high-capacity, real time transaction monitoring with sophisticated trending, alarming and reporting, including optional integration with popular application instrumentation software for rapid root cause analysis from partners including HP (Application Perspective for HP OpenView).

•	Traffic Perspective collects, aggregates and reports on the performance, usage and behavioral metrics of end users on an e-business application, enabling enterprises to better understand online user activity and prioritize performance issues in real time based on end-user impact. Traffic Perspective enables enterprises to better manage online service delivery, quickly assess problems by viewing performance data by ISP, data center, user type, or geography, and proactively identify and prioritize the impact of service problems on select online user groups such as key clients or partners.

•	Enterprise Adapters can integrate with any SNMP-capable application, such as CA Unicenter, HP OpenView and IBM Tivoli, and securely incorporate performance alarms on external or internal Web-based events. The Keynote SNMP Adapter is non-intrusive that requires no changes to a company’s security policies; security is assured through a standard outbound HTTPS connection from inside the network.

•	Private Agents are cost-effective, easy-to-deploy appliances that enable enterprises to actively measure and manage the performance of their internal networks, system architecture, and other local processes and Web-based applications, as well as Web performance from locations not already covered by Keynote’s worldwide infrastructure of computers.

•	Data Pulse™ is an XML-based, real-time data feed service that simplifies Web application performance management for operations departments, giving the network operations center immediate access to data in order to identify and troubleshoot problems. Customers can customize polling frequencies as frequently as once every minute.

•	Network Perspective is targeted at network engineers to ensure optimal network and SLA performance. Network Perspective appliances may be placed anywhere within a company’s private network to measure Internet transit and Web site performance from many different ISPs and geographical locations. There are public Network Perspective computers worldwide that collect over 500 million Internet measurements a day and deliver detailed Internet diagnostic data, down to the router and load balancer level. The service helps customers quickly identify and resolve network performance problems (whether on the public Internet or on a company’s VPN) that are affecting critical Web-based applications.

•	WebWatch is provided by our consultants who provide diagnostic assistance.

Service Level Management—Wireless

Wireless Perspective measures the availability and performance of wireless data services from actual end user devices enabling carriers and enterprises to improve the quality of wireless data services. The latest version (3.0) supports camera phones, push-to-talk (PTT), multimedia message services (MMS) and instant messaging.

Wireless Perspective—Network Edition is an end-to-end monitoring and root cause diagnostics service for a wireless carrier’s core data network, focusing on the newer high-speed technologies such as EV-DO, EDGE and UMTS. Core network latency is measured via UDP protocol, and throughput, latency, availability and variability are measured via FTP and HTTP protocols. Competitive benchmarks are also available.

Customer Experience Management

Keynote’s Customer Experience Management (CEM) services provide companies a complete view of the experience of their customers as they interact with their e-business services.

WebEffective™ consists of both Research Tools and Custom Research services. Using these services, customers can benefit from the Keynote Research Panel of over 160,000 panelists, existing customer lists from the client or real-time polling of site visitors.

The research tools that comprise Keynote WebEffective™ are:

•	Real User Observer—a customer research service for unobtrusively capturing behavior and attitude from a large sample of real visitors as they visit a site.

•	Research Manager—a service for creating, implementing and analyzing combined task-based usability and market research studies.

•	eXperience Management System (XMS)—a service for conducting in-depth web experience and marketing studies to understand the customer experience on individual sites or across an entire industry.

•	Customer Experience Scorecard—an ongoing report that marketing, e-business executives and managers can review to understand the current state of customer experience on their site and in comparison to industry averages.

•	eXpress—a self-service product for conducting targeted Web site research quickly using smaller groups of panelists.

Keynote’s expert Professional Services team provides custom research services to address the most critical elements of customer experience on the Web. Some of these services include:

•	Open Web Research provides information about which sites in an industry are most attractive to users with a particular goal, the types of content and tools these users are looking for and their behavior patterns based on their demographic profiles.

•	Exploratory Research provides an understanding of what types of users visit a site, what they hope to accomplish while viewing the site and how well the site meets their needs. Exploratory research also helps clients to understand what barriers to usability should be addressed to increase customer satisfaction and conversion.

•	Competitive Research looks at how a site compares to its competitors on core customer experience metrics such as satisfaction, ease of use, and likelihood to return. This enables clients to understand their competitors’ strengths and weaknesses so that they can react accordingly.

•	Keynote Syndicated Research provides customer-driven insights on market trends and online innovations. This research helps the world’s leading Web sites to uncover the strategies and tactics that help online businesses succeed.

Web Performance Indices

Keynote’s page download and transactional indices measure the responsiveness and availability of Web pages and multi-step processes on leading Web sites in a given market. Measurements are made using Keynote’s global infrastructure of over 1,600 measurement computers and taken 24 hours a day, 7 days a week. Keynote regularly publishes the results of its indices. Keynote’s current Web performance indices include the following page download indices: the Keynote Business 40 Internet Performance Index, the Keynote Consumer 40 Internet Performance Index and the Keynote Government 40 Index. Keynote’s current transaction indices include: The Keynote Broker Web Transaction Performance Index, The Keynote E-Commerce Web Transaction Performance Index, The Keynote E-Banking Web Transaction Performance Index, The Keynote E-Government Web Transaction Performance Index, The Keynote Credit Card Web Transaction Performance Index and The Keynote Travel & Hospitality Web Transaction Performance Index Suite (includes leading airlines, hotels and online travel agencies). Additionally, Keynote offers specific single page download indices for various markets including healthcare and computers.

Keynote’s Customer Experience Research

Keynote Syndicated Research provides insights on market trends and online innovations. Keynote has two basic syndicated research offerings:

•	CE Rankings offers a standardized comparison of customer experience across sites in a particular industry. These studies provide a competitive benchmark from which clients can evaluate their site’s performance against industry norms over time; examine industry wide factors that affect customer acquisition, loyalty, brand, and online adoption; and identify competitors’ strengths and weaknesses.

•	Customer Discovery and Tracking Studies evaluate the customer experience of using the Web to perform tasks related to a specific industry. These studies provide insight into customers’ research or shopping process across the Web. Companies can use this research to learn how to better capture the attention of Web users and to increase the likelihood of customer acquisition and retention.

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

As of September 30, 2004, we had deployed more than 1,600 measurement computers in 65 domestic and 58 international telecommunication and internet access provider locations, with most locations having multiple measurement computers in order to provide different types of measurement services or to accommodate changes in measurement volume. We continually upgrade and balance our network capacity to meet the needs of our customers.

Operations and Data Centers

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

Customers

For the year ended September 30, 2004 and 2003, no one customer accounted for more than 10% of our total revenue. As of September 30, 2004 and 2003, we provided services to approximately 2,100 and 2,200 companies, respectively, including over half of the Fortune 100 companies.

Our 10 largest customers, based on revenue for the fiscal year ended September 30, 2004, were American Express, Cingular Wireless (formerly known as AT&T Wireless), Hewlett-Packard, IBM, JP Morgan Chase, Microsoft, Savvis (formerly known as Cable and Wireless), SBC Communications, Sprint and Veridian. These customers accounted for approximately 34% of our revenue for the year ended September 30, 2004.

Sales, Marketing and Customer Support

Sales

We sell our services through our field sales and telesales organization. Our field sales teams consist of direct sales representatives and sales engineers, located in 10 metropolitan areas across the United States, and concentrate on our e-business performance management products. In addition to the field sales teams across the country, we have telesales personnel located in Plano, Texas. These telesales personnel focus primarily on selling our e-business performance measurement services and also provide telephone and email sales support and customer service to our enterprise customers. We believe that through the combined use of our enterprise sales teams and telesales personnel, we are able to efficiently focus our sales resources on interfacing with a variety of customers, which is designed to ensure customer satisfaction. We also market and sell some of our services through our self-service web site, where customers can sign up and try, purchase, and use our services.

In addition, domestically, we distribute our services through web-hosting and Internet service providers such as IBM Global Services and EDS, who manage e-business web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers’ web sites. We also sell to content distribution providers, such as Akamai and Savvis, who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We also market our services through several other technology companies, such as VeriSign, on a “lead referred” basis. Internationally, we use both direct and indirect sales approaches in the United Kingdom and Germany and sell indirectly through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia.

Marketing

We maintain an active marketing program designed to demonstrate to Fortune 1000 companies the breadth and depth of our e-business performance measurement services and performance management solutions. We promote our brand through multiple means including the public availability on our Web site of top level details for our e-business performance indices (both page download and transaction), and through our regular reporting and commentary to the media regarding Internet performance-related events.

Our marketing programs include advertising, Internet marketing, trade events, public relations, and our annual Global Internet Performance Conference. Our Global Internet Performance Conference event, held in New York, provides an opportunity for us and our partners to brief chief information officers, chief technology officers, information technology executives and network administrators on emerging solutions, new methodologies and best practices to help customers optimize e-business performance.

Customer Support

We provide customer support by email and telephone. Basic support for all our products is available during the business day. Advanced support is available for a fee through our Keynote Diagnostic Services, for customers who want analytical or diagnostic support, or who require access 24 hours per day, 7 days per week to Keynote expertise to assist them with their questions.

Research and Development

The Internet is characterized by rapid technological developments, frequent new application or service introductions and evolving industry standards. The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our e-business performance measurement services and e-business performance management solutions, particularly in response to competing offerings. Therefore, we believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop or acquire new services and technologies that achieve market acceptance. The success of service introductions depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

Our research and development expenses were $7.1 million for the fiscal year ended September 30, 2004, $7.4 million for the fiscal year ended September 30, 2003 and $8.9 million for the fiscal year ended September 30, 2002.

Competition

The market for e-business performance measurement services and performance management solutions is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services such as Mercury Interactive, Gomez Advisors, Segue Software, WatchFire, and a variety of small companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to e-business performance measurement services and e-business performance management solutions, such as Webtrends, Omniture, Webside Story and Coremetrics, and free services that measure web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Veritas’ Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

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

Intellectual Property Assets

Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications and the proprietary software we developed or acquired to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our services. Our trademarks include our registered trademark Keynote, Perspective, Vividence and The Internet Performance Authority. Our trademark on Keynote is pending registration outside of the United States. We have other trademarks that are currently pending registration with the U.S. Patent and Trademark Office or have not been registered.

We currently have three issued U.S. patents and one foreign patent. We have seven pending U.S. patent applications and three pending foreign patent applications related to our e-business performance management, e-business performance testing services and customer experience management services. It is possible that no patents will be issued from our currently pending patent applications and that our issued patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that can be patented, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

Foreign and Domestic Operations and Geographic Data

The United States and Canada represents our largest geographic marketplace. Approximately 94% of our net sales during the year ended September 30, 2004 came from customers in the United States and Canada. Margins on sales of our services in foreign countries mainly those in Europe can be adversely affected by foreign currency exchange rate fluctuations.

Employees

As of September 30, 2004, we had a total of 250 employees, of which 239 were based in the United States, and 11 were based internationally. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. We believe that our relationships with our employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, including our management team, and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although a number of technology companies have implemented workforce reductions, there remains substantial competition for highly skilled employees with experience in the Internet industry. None of our key employees are bound by agreements that could prevent them from terminating their employment at any time.

Item 2.    Properties.

As of September 30, 2004, our facilities primarily consisted of our headquarters building in San Mateo, California, a 188,000 square foot building, which we own. We currently occupy approximately 56,000 square feet of this facility, which is our principal sales/marketing, product development and administrative location and contains our operations personnel and data center. We believe that our facilities are adequate for our current and future needs. We also have a five-year lease, expiring in December 2005, for approximately 8,000 square feet of office space in Plano, Texas, for our Red Alert, NetMechanic, inside sales and support and operations. We also have a five-year lease, expiring in June 2007, for approximately 2,500 square feet of office space in New York, New York for our New York consulting operations. We also lease office space in New York, New York for approximately 1,000 square feet that expires in March 2005 for our Vividence consulting group. We also maintain offices in Seattle, Washington, for our wireless operations and in West Toronto, Ontario for our streaming operations. In addition, we have leases on three corporate apartments, of which two leases expire by June 2005, and one is a month to month lease. These corporate apartments were acquired from our Hudson Williams acquisition and are used by our out-of-town consultants who utilize these corporate apartments rather than hotels. See Note 12 of the Notes to Consolidated Financial Statements for additional information regarding our lease agreements.

Item 3.    Legal Proceedings.

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against over 300 issuers of securities including us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those investors who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel reached a preliminary agreement to settle these actions, including ours, without any payments by us. The settlement awaits approval by the Court.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2004.

Item 4A.    Executive Officers.

The following table presents information regarding our executive officers as of December 12, 2004:

Name	Age	Position
Umang Gupta	55	Chairman of the Board and Chief Executive Officer
Peter Maloney	41	Vice President and Chief Financial Officer
Donald Aoki	47	Senior Vice President of Engineering and Operations
Richard Rudolph	42	Vice President of Worldwide Sales
Arnold Waldstein	55	Vice President of Marketing and Business Development

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

Peter Maloney has served as our chief financial officer since October 2003 and as our vice president of finance since January 2002. Mr. Maloney joined Keynote in October 2001 as Vice President and Controller and served in that position until January 2002. From May 1998 to September 2001, Mr. Maloney served at Adaptive Broadband Corporation, a fixed wireless broadband company, in senior management positions including Senior Vice President of Finance and Senior Vice President of Corporate Development. Prior to Adaptive, he served at Republic Industries, Inc., a diversified consumer products and services company, in senior financial positions including Vice President of Investor Relations. Prior to Republic, Mr. Maloney served in financial management positions at Dole Food Company and Arthur Andersen LLP. Mr. Maloney holds an M.B.A. degree in corporate finance from the University of Southern California and a B.B.A. in economics from Temple University.

Donald Aoki has served as our senior vice president of engineering and operations since November 2004 and as our vice president of engineering since May 1997. From December 1994 to May 1997, he served as a business unit general manager of Aspect Telecommunications, a supplier of customer relational management solutions. Mr. Aoki holds a B.S. degree in computer science from the University of Southern California and a M.S. degree in electrical engineering and computer science from the Massachusetts Institute of Technology.

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

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters.

Price Range of Common Stock

Our common stock has traded on the Nasdaq National Market under the symbol “KEYN” since our initial public offering on September 24, 1999. On December 09, 2004, we had 19,924,744 shares of our common stock outstanding held by 92 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders. The following table presents the high and low sales price per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low
Fiscal Year ended September 30, 2004
Fourth Quarter	$14.68	$12.00
Third Quarter	14.20	11.30
Second Quarter	13.98	11.21
First Quarter	12.97	10.91

Fiscal Year ended September 30, 2003
Fourth Quarter	$12.24	$9.61
Third Quarter	11.35	9.15
Second Quarter	9.40	7.65
First Quarter	8.29	6.10

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

•	the rate of new and renewed subscriptions to our services;

•	the amount and timing of any reductions by our customers in their usage of our services;

•	our ability to increase the number of web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	our ability to attract new customers in a quarter, particularly larger customers;

•	our ability to successfully introduce new products and services to offset any reductions in revenue;

•	the timing and amount of consulting and support services revenue, which is difficult to predict in any given quarter due to the short-term nature of these engagements;

•	the timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•	our ability to increase our customer base from our acquisitions;

•	the timing and amount, if any, of impairment charges related to potential write-downs of assets acquired in acquisitions; and

•	the timing and amount, if any, of restructuring costs if we are required to further restructure our operations.

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

Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2004, 2003, and 2002, and the consolidated balance sheet data as of September 30, 2004 and 2003, are derived from and are qualified in their entirety by our Consolidated Financial Statements, which have been audited by KPMG LLP, Independent Registered Public Accounting Firm, and which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended September 30, 2001 and 2000, and the consolidated balance sheet data as of September 30, 2002, 2001, and 2000, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Year Ended September 30,
	2004	2003	2002 (1)	2001 (2)	2000
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$42,403	$38,262	$37,940	$45,629	$33,767
Income (loss) from operations before cumulative effect of a change in accounting principle	2,015	(10,194)	(74,366)	(74,083)	(17,180)
Net income (loss) before cumulative effect of a change in accounting principle	4,647	(4,725)	(62,367)	(56,401)	(2,715)
Cumulative effect of a change in accounting principle	—	—	(3,160)	—	—
Net income (loss)	4,647	(4,725)	(65,527)	(56,401)	(2,715)
Basic net income (loss) per share before cumulative effect of a change in accounting principle	0.24	(0.21)	(2.24)	(2.04)	(0.11)
Diluted net income (loss) per share before cumulative effect of a change in accounting principle	0.22	(0.21)	(2.24)	(2.04)	(0.11)
Basic net income (loss) per share	0.24	(0.21)	(2.35)	(2.04)	(0.11)
Diluted net income (loss) per share	0.22	(0.21)	(2.35)	(2.04)	(0.11)
Weighted average common shares outstanding used:
Basic	19,397	22,080	27,864	27,713	25,343
Diluted	20,886	22,080	27,864	27,713	25,343

	As of September 30,
	2004	2003	2002 (1)	2001 (2)	2000
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$148,117	$160,214	$239,287	$254,193	$260,201
Restricted cash	—	—	—	85,000	85,000
Total cash, cash equivalents, short-term investments and restricted cash	148,117	160,214	239,287	339,193	345,201
Total assets	221,730	202,368	285,781	372,664	408,611
Long-term obligations	35	—	—	—	791
Total stockholders’ equity	201,994	190,280	271,455	343,119	392,080

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We offer e-business performance measurement services and performance management solutions that enable corporate enterprises to measure, monitor, test and tune, diagnose and optimize their e-business systems both inside and outside the firewall. Keynote’s services provide enterprise customers with solutions enabling them to increase return on investment, save money and efficiently link information technology resources to e-business goals. Our solutions comprise of three broad areas: customer experience management (CEM), service level management (SLM) and web monitoring and measurement which include a broad portfolio of cost-effective measurement, monitoring, performance management, load testing, content quality testing and usability testing services. Our customer experience management and service level management represent our performance management solutions. Our web monitoring and measurement represents our performance measurement services. Keynote’s goal is to empower customers to deliver an optimal experience to end-users and to gain competitive advantage, while helping them reduce unnecessary capital expenditures and leverage enterprise management software they already own.

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our web monitoring and measurement, testing, customer experience, diagnostic and our WebEffective Intelligence Platform services. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue that has been collected, primarily unearned subscription services revenue, and is recorded as deferred revenue on our balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable. As of September 30, 2004, we had recorded approximately $7.7 million of deferred revenue. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized during free trial periods. Consulting and support services revenue, which consists of fees generated by our consulting and support services and our load testing services, is recognized as the services are performed, typically over a period of one to three months. For longer consulting projects that span more than one month, we recognize revenue as milestones or deliverables are completed.

A majority of our subscription services revenue comes from our e-business performance measurement services, which include our Perspective services. Subscription services revenue also includes our Red Alert and NetMechanic monitoring and alarm services, Test Perspective, WebEffective Intelligence Platform, performance management subscription services, our private agent and application performance management services. Our customers purchase these services for an initial term of three to twelve months and then may renew on an annual, semi-annual, or month-to-month basis.

Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We offer our consulting and support services on a per engagement basis. Consulting and support services revenue amounted to approximately 12% of total revenue for the year ended 2004 and approximately 10% of total revenue for both the years ended 2003 and 2002. We believe that consulting and support services revenue may increase somewhat in the future as a percentage of total revenue, as our existing consulting and support services become more widely used, as a result of acquisitions and as we introduce additional services that require consulting expertise. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

We had total revenue of $42.4 million for the year ended September 30, 2004, $38.3 million for the year ended September 30, 2003, and $37.9 million for the year ended September 30, 2002. We achieved net income of $4.6 million for the year ended September 30, 2004, a net loss of $4.7 million for the year ended September 30, 2003, and a net loss of $65.5 million for the year ended September 30, 2002.

For the year ended September 30, 2004, our 10 largest customers accounted for approximately 34% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

During fiscal 2004, we made four acquisitions. In December 2003, we acquired the business of MatrixNet (“MatrixNet”), a division of Xaffire, Inc. for $582,000 in cash. The MatrixNet service measures performance from network agent locations to a customer’s web infrastructure or devices. With the acquisition of MatrixNet, we introduced our Network Perspective services which is a diagnostic service that provides granular reporting of Internet latency and performance metrics for quick resolution of Internet-related problems. In April 2004, we acquired NetRaker Corporation (“NetRaker”) for approximately $3.7 million in cash. NetRaker is a provider of online customer experience management solutions that help e-businesses manage, measure, evaluate and improve the design and navigability of their web sites. We believe this acquisition will enhance and broaden our customer experience management solutions for enterprise customers as well as allow us to target e-business marketing executives within Fortune 500 companies. In July 2004, we acquired Hudson Williams Corporation (“Hudson Williams”) for approximately $2.5 million in cash. Hudson Williams is a provider of performance management and load testing consulting services. In September 2004, we acquired Vividence Corporation (“Vividence”) for approximately $20.2 million in cash. Similar to NetRaker, Vividence is a provider of web—based customer experience management solutions.

We believe that the challenges for our business include 1) increasing performance management solutions revenue while continuing to stabilize performance measurement services revenue, 2) integrating our recent acquisitions and 3) controlling our expenses for the first quarter of fiscal 2005 at 15% to 17% higher than the fourth quarter of fiscal 2004, assuming no acquisitions.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, our management is required to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our critical accounting policies and estimates are of both a routine and non-routine nature. The recurring policies relate to revenue recognition, the allowance for doubtful accounts and billing allowance, goodwill impairments, and accounting for income taxes. The non-routine policy relates to the valuation of our long-lived assets including purchased intangibles.

Revenue Recognition

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our web monitoring and measurement services and performance management solutions. Our subscription services revenue is generally deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Revenue from our consulting and support services other than Vividence services, which includes revenue from our load testing service, is recognized ratably as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, we generally recognize revenue as milestones or deliverables are completed. Subscription revenue related to the use of the Webeffective Intelligence Platform to conduct evaluations is recognized upon completion of each evaluation.

Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue and is recorded as deferred revenue on our balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable.

Allowance for Doubtful Accounts and Billing Allowance

Accounts receivable is recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $758,000, or 11% of total accounts receivable, and $1.0 million, or 19% of total accounts receivable as of September 30, 2004 and 2003, respectively. The decrease in our allowance for doubtful accounts and billing allowance is due to improved collection efforts as well as a reduction in loss experience.

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

Billing allowance represents the reserve for potential billing adjustments that are recorded as a reduction of revenue and represents a percentage of revenue based on historical trends and experience. The allowance for doubtful accounts and billing allowance represent management’s best estimate, but changes in circumstances relating to accounts receivable and billing adjustments, including unforeseen declines in market conditions and collection rates and the number of billing adjustments, may result in additional allowances in the future or reductions in allowances due to future recoveries or trends.

Impairment Assessments of Goodwill and Identifiable Purchased Intangibles

Our methodology for allocating the purchase price relating to acquisitions is usually determined based on valuations performed by an independent third party. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for our single reporting unit. The goodwill recorded on the Consolidated Balance Sheets as of September 30, 2004 was approximately $24.4 million as compared to $195,000 as of September 30, 2003.

Valuation of Long Lived Assets

We evaluate the recoverability of fixed assets and identifiable purchased intangible assets other than goodwill whenever events or changes in circumstances indicate the carrying amount of any such asset group may not be fully recoverable. Changes in circumstances include economic conditions or operating performance. Our evaluation is based upon assumptions about the estimated future undiscounted net cash flows from such asset groups. Management continually applies its judgment when performing these evaluations to determine the timing of the testing, the undiscounted net cash flows used to assess recoverability and the fair value of the asset group. If future events or circumstances indicate that an impairment assessment is required and an asset group is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

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

We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax returns are fully supportable. We adjust these reserves, as well as related interest, in light of changing circumstances such as the progress of tax exams. During the twelve months ended September 30, 2004, we recorded net income tax benefits totaling $218,000 associated with the resolution of tax matters relating to a foreign subsidiary and U.S. state income taxes.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations as a percentage of total revenue for each of the three years ended September 30, 2004:

	Year Ended September 30,
	2004	2003	2002
Revenue:
Subscription services	87.6%	90.1%	90.5%
Consulting and support services	12.4	9.9	9.5

Total revenue	100.0	100.0	100.0
Expenses:
Costs of subscription services	12.9	21.5	30.5
Costs of consulting and support services	10.5	9.7	9.0
Research and development	16.6	19.4	23.6
Sales and marketing	25.0	35.8	52.5
Operations	11.8	16.5	19.7
General and administrative	11.8	16.5	19.0
Excess occupancy costs	2.0	3.0	—
Lease termination charge	—	—	137.1
Amortization and impairment of identifiable intangible assets	4.0	4.1	2.9
Amortization of deferred compensation, stock-based compensation and in-process research and development	0.6	0.1	1.7

Total operating expenses	95.2	126.6	296.0
Income (loss) from operations before cumulative effect of a change in accounting principle	4.8	(26.6)	(196.0)
Interest income	6.4	15.0	31.8
Interest and other expenses	(0.1)	(0.7)	(0.2)
Provision for income taxes	(0.1)	—	—

Net income (loss) before cumulative effect of a change in accounting principle	11.0	(12.3)	(164.4)
Cumulative effect of a change in accounting principle	—	—	(8.3)

Net income (loss)	11.0%	(12.3)%	(172.7)%

Our net income improved by approximately $9.4 million, from a net loss of approximately $4.7 million for the twelve months ended September 30, 2003 to net income of approximately $4.6 million for the twelve months ended September 30, 2004. Total revenue increased by approximately $4.1 million or 11%, from approximately $38.3 million for the twelve months ended September 30, 2003 to approximately $42.4 million for the twelve months ended September 30, 2004. Total expenses decreased by approximately $8.1 million or 17%, from approximately $48.5 million for the twelve months ended September 30, 2003 to approximately $40.4 million for the twelve months ended September 30, 2004.

Our results improved by approximately $60.8 million, from a net loss of approximately $65.5 million for the twelve months ended September 30, 2002 to a net loss of approximately $4.7 million for the twelve months ended September 30, 2003. Total revenue increased by approximately $322,000 or 1%, from approximately $37.9 million for the twelve months ended September 30, 2002 to approximately $38.3 million for the twelve months ended September 30, 2003. Total expenses decreased by approximately $63.8 million or 57%, from approximately $112.3 million for the twelve months ended September 30, 2002 to approximately $48.5 million for the twelve months ended September 30, 2003.

Our results of operations included the two weeks activity for Vividence subsequent to the date of our acquisition for the period from September 15, 2004 through September 30, 2004. Our results of operations included approximately $500,000 of revenue and a net loss of approximately $523,000 for Vividence from the date of acquisition to September 30, 2004.

Our results of operations also included activities for NetRaker and Hudson Williams. For our Netraker acquisition, our results of operations reflect activities subsequent to the date of our acquisition for the period from April 2, 2004 through September 30, 2004. For our Hudson Williams acquisition, our results of operations reflect activities for the period from July 7, 2004 through September 30, 2004. Our results of operations included approximately $1.2 million and $450,000 of revenue and a net income of $400,000 and $25,000 for NetRaker and Hudson Williams, respectively.

We anticipate that total expenses for the first quarter of fiscal 2005 will increase by approximately 15% to 17% as compared to the fourth quarter of fiscal 2004, which were approximately $11.7 million, primarily due to our recent acquisition of Vividence in September 2004, expenses associated with our 2004 Global Internet Performance Conference held in October 2004, additional personnel costs related to the acquisition of Vividence completed in September 2004, increasing cost of compliance requirements, and additional investment in our sales and marketing efforts.

In addition to analyzing revenue for subscription services and consulting and support services, management also internally analyzes revenue categorized as performance measurement services and performance management solutions.

The following table identifies which services are categorized as performance measurement services and performance management solutions and where they are recorded in our condensed consolidated statements of operations (listed in alphabetical order):

	Subscription Services	Consulting and Support Services
Performance Measurement Services:
Application Perspective Outside Edition	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X

Performance Management Solutions:
Application Perspective Private	X
Diagnostic Services		X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes performance measurement services and performance management solutions revenue (in thousands):

	2004	2003	% change
For the year ended September 30:
Performance measurement services revenue	$28,159	$28,965	(3)%
Performance management solutions revenue	14,244	9,297	53%

Total Revenue	$42,403	$38,262	11%

	2003	2002	% change
For the year ended September 30:
Performance measurement services revenue	$28,965	$31,631	(8)%
Performance management solutions revenue	9,297	6,309	47%

Total Revenue	$38,262	$37,940	1%

Performance Measurement services revenue decreased by $806,000 for the twelve months ended September 30, 2004 as compared to the corresponding period in fiscal 2003. Performance measurement services revenue represented 66% and 76% of total revenue for the twelve months ended September 30, 2004 and 2003, respectively. Performance measurement services revenue decreased by approximately $2.7 million for the twelve months ended September 30, 2003 as compared to the corresponding period in fiscal 2002. Performance Measurement services revenue represented 76% and 83% of total revenue for the twelve months ended September 30, 2003 and 2002, respectively. The decrease in performance measurement services revenue was mainly attributable to reduced subscriptions for our Website Perspective service, resulting in fewer measurements, partially offset by increases in our Transaction Perspective and Red Alert monitoring services as well as revenue from our Streaming Perspective and Application Perspective services which were newly introduced in fiscal 2004.

Performance management solutions revenue increased by approximately $4.9 million for the twelve months ended September 30, 2004 as compared to the corresponding period in fiscal 2003. Performance Management solutions revenue represented 34% and 24% of total revenue for the twelve months ended September 30, 2004 and 2003, respectively. Performance management solutions revenue increased by approximately $3.0 million for the twelve months ended September 30, 2003 as compared to the corresponding period in fiscal 2002. Performance management solutions revenue represented 24% and 17% of total revenue for the twelve months ended September 30, 2003 and 2002, respectively. The increase in performance management solutions revenue was mainly attributable to increased contribution from our Enterprise Solutions, WebEffective Intelligence Platform services as a result of our acquisition of NetRaker in April 2004 and Vividence in September 2004, Wireless Perspective, Testing and Tuning solutions, as well as Network Perspective, which was newly introduced in December 2003 as a result of our acquisition of the business of MatrixNet division of Xaffire, Inc. (“MatrixNet”).

Comparison of Fiscal Years Ended September 30, 2004 and 2003

Revenue

	2004	2003	% Change
	(In thousands)
Subscription services	$37,148	$34,484	8%
Consulting and support services	$5,255	$3,778	39%

Total Revenue	$42,403	$38,262	11%

Subscription Services.    Revenue from subscription services increased $2.7 million for the twelve months ended September 30, 2004 as compared to the twelve months ended September 30, 2003. Subscription services represented 88% and 90% of total revenue for the twelve months ended September 30, 2004 and September 30, 2003, respectively. The increase in revenue in absolute dollars, as listed in descending order of impact, was primarily attributable to increased revenue from our wireless perspective, WebEffective Intelligence Platform, Network perspective, streaming, and private agent services, offset by a decrease in our benchmarking revenue.

Consulting and Support Services.    Revenue from consulting and support services increased by approximately $1.5 million for the twelve months ended September 30, 2004 as compared to the twelve months ended September 30, 2003. Revenue from consulting and support services represented approximately 12% and 10% of total revenue for the twelve months ended September 30, 2004 and 2003, respectively. The increase in revenue in absolute dollars, as listed in descending order of impact, resulted primarily due to the increased contribution from WebEffective Intelligence Platform as a result of our recent acquisitions of NetRaker and

Vividence, and from our Enterprise Solutions, and LoadPro services. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, consulting and support services revenue are less predictable than subscription services revenue and may vary from period to period.

For the years ended September 30, 2004 and 2003, no single customer accounted for more than 10% of total revenue. At September 30, 2004 and 2003, no single customer accounted for more than 10% of total accounts receivable. International sales were approximately 6% of our total revenue for each of the twelve months ended September 30, 2004 and 2003, respectively.

Expenses:

Costs of Subscription Services and Consulting and Support Services

	2004	2003	% Change
	(In thousands)
Costs of subscription services	$5,480	$8,237	(33)%
Costs of consulting and support services	$4,453	$3,710	20%

Costs of Subscription Services.    Costs of subscription services consist of connection fees to Internet service providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services decreased by approximately $2.8 million for the twelve months ended September 30, 2004 as compared to the twelve months ended September 30, 2003 and represented 15% and 24% of subscription services revenue for the twelve months ended September 30, 2004 and 2003, respectively. This decrease was primarily due to reduced costs for bandwidth and, to a lesser extent, lower depreciation expenses. We intend to continue our efforts to reduce costs of subscription services in future periods. We believe that costs of subscription services in absolute dollars for the first quarter of fiscal 2005 will remain comparable to the fourth quarter of fiscal 2004.

Costs of Consulting and Support Services.    Costs of consulting and support services consist of compensation expenses and related costs for consulting and support service personnel, all load-testing bandwidth costs and related network infrastructure costs. Costs of consulting and support services also include costs of retaining and rewarding panel participants for our WebEffective Intelligence Platform engagements. Costs of consulting and support services increased by $743,000 for the twelve months ended September 30, 2004 as compared to the year ended September 30, 2003 and represented 85% and 98% of consulting and support service revenue for the years ended September 30, 2004 and 2003, respectively. The increase was primarily due to costs associated with our WebEffective Intelligence Platform services, which we acquired in April 2004 related to our NetRaker acquisition and September 2004 related to our Vividence acquisition and additional personnel costs as a result of our acquisition of Hudson Williams in July 2004, offset, in part, by a decrease in bandwidth costs. We expect that the costs of consulting and support services as a percentage of consulting and support services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We expect that costs of consulting and support services in absolute dollars and as a percentage of revenue for the first quarter of fiscal 2005 will be higher than the fourth quarter of fiscal 2004 due to the acquisition of Vividence completed in September 2004.

Research and Development

	2004	2003	% Change
	(In thousands)
Research and development	$7,051	$7,431	(5)%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses decreased by $380,000 for the twelve months ended September 30, 2004 as compared to the twelve months ended September 30, 2003. This decrease was primarily attributable to lower costs resulting from a reduced number of research and development personnel and reduced salaries. To date, all research and development expenses have been expensed as incurred. We anticipate that research and development expenses in absolute dollars for the first quarter of fiscal 2005 will increase from the fourth quarter of fiscal 2004 due to additional personnel costs related to the acquisition of Vividence completed in September 2004.

Sales and Marketing

	2004	2003	% Change
	(In thousands)
Sales and marketing	$10,598	$13,696	(23)%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased by $3.1 million for the twelve months ended September 30, 2004 as compared to the twelve months ended September 30, 2003. The decrease primarily resulted from a reduced number of sales and marketing personnel, and to a lesser extent, from reduced spending on certain marketing programs. We believe that continued investments in our sales and marketing efforts are essential for us to maintain our market position and to further increase acceptance of our services. We anticipate that sales and marketing expenses in absolute dollars for the first quarter of fiscal 2005 will increase compared to the fourth quarter of fiscal 2004 due to expenses associated with our 2004 Global Internet Performance Conference held in October 2004.

Operations

	2004	2003	% Change
	(In thousands)
Operations	$5,007	$6,319	(21)%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses decreased by $1.3 million for the twelve months ended September 30, 2004 as compared to the twelve months ended September 30, 2003. The decrease in operations expenses was primarily the result of improving operating efficiencies and to lower personnel costs from reducing the number of personnel in the operations group, and, to a lesser extent, to reduced salaries, offset partially by increased spending in communication services. We anticipate that operations expenses in absolute dollars for the first quarter of fiscal 2005 will increase compared to the fourth quarter of fiscal 2004 due to additional personnel costs related to the acquisition of Vividence completed in September 2004.

General and Administrative

	2004	2003	% Change
	(In thousands)
General and administrative	$5,022	$6,315	(20)%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional services fees and other general corporate expenses. Our general and administrative expenses decreased by $1.3 million for the twelve months ended September 30, 2004 as compared to the twelve months ended September 30, 2003. The decrease in our general and administrative expenses was primarily attributable to reduced personnel costs, lower spending on professional service fees such as legal and consulting, offset by an increase in spending on accounting and audit fees mainly attributable to the increasing cost of compliance requirements and audit work associated with our acquisitions. We anticipate that general and administrative expenses in absolute dollars for the first quarter of fiscal 2005 will increase compared to the fourth quarter of fiscal 2004 due to increased personnel costs related to the acquisition of Vividence completed in September 2004 and increased regulatory services and audit fees.

Excess Occupancy Costs

	2004	2003	% Change
	(In thousands)
Excess occupancy costs	$840	$1,137	(26)%

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters’ building, acquired in September 2002, such as property taxes, insurance, and depreciation. The costs are based on the actual unoccupied square footage, which was 60% for the first nine months and 70% for the last three months for the year ended September 30, 2003 and the twelve months ended September 30, 2004. The decrease in expenses was primarily due to an increase in tenant income and a one-time property tax refund of $63,000. We expect the unoccupied portion of our headquarters building to reduce in the first quarter of fiscal 2005 as personnel from Vividence are relocated to our headquarters building.

Amortization of Identifiable Intangible Assets, Amortization of Stock-Based Compensation and In-process Research and Development

	2004	2003	% Change
	(In thousands)
Amortization of identifiable intangible assets	$1,696	$1,580	7%
Amortization of stock-based compensation	—	31	—
In-process research and development costs	241	—	100%

Total amortization of identifiable intangible assets, amortization of stock-based compensation and in-process research and development	$1,937	$1,611	20%

For the twelve months ended September 30, 2004, we recorded approximately $1.7 million for the amortization of identifiable intangible assets and for the year ended September 30, 2003, we recorded approximately $1.6 million for the amortization of identifiable intangible assets. Amortization of identifiable intangible assets increased by approximately $116,000 for the twelve months ended September 30, 2004 due to increased amortization of identifiable intangible assets resulting from our acquisitions of MatrixNet in December 2003, NetRaker in April 2004, Hudson Williams in July 2004, and Vividence in September 2004.

At September 30, 2004, we had a remaining balance of approximately $6.1 million of identifiable intangible assets that are being amortized over a three or four-year expected life.

The in-process research and development expense of $241,000 for the year ended September 30, 2004 relates to the estimated fair value of an acquired in-process research and development project in connection with our acquisition of Vividence. This project, related to Vividence’s technology for its web-based customer research, had not yet reached technological feasibility and had no alternative future use. The estimated fair value of this project was determined based on the avoided costs approach as of the acquisition date where the fair value of the acquired technology is equal to the costs, which an acquirer will avoid spending in developing a similar functional technology. This amount was immediately expensed as of the acquisition date. We expect to complete the research and development on this project in the first quarter of fiscal 2005.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We expect the amortization of identifiable intangible assets to be approximately $600,000 for the first quarter of fiscal 2005, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of September 30, 2004, as listed in the table below, will be fully amortized by September 2008 (in thousands):

	Technology Based	Customer Based	Total
Net carrying value at September 30, 2004	$4,020	$2,111	$6,131

Interest Income, and Interest and other Expenses

	2004	2003	% Change
	(In thousands)
Interest income	$2,728	$5,742	(52)%
Interest and other expenses	(37)	(273)	(86)%

Interest income, interest and other expenses, net	$2,691	$5,469	(51)%

Interest income, and interest and other expenses, net, decreased by $2.8 million for the twelve months ended September 30, 2004 as compared to the twelve months ended September 30, 2003. The decrease in interest income, and interest and other expenses, net, was primarily attributable to a lower level of invested cash due to the use of approximately $79.2 million of cash to repurchase our common stock primarily in our two issuer tender offers in November 2002 and May 2003, the use of approximately $25.7 million of cash for our acquisitions of MatrixNet, NetRaker, Hudson Williams, and Vividence in December 2003, April 2004, July 2004, and September 2004, respectively, and lower average interest rates. Substantially all of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. We expect that interest income, and interest and other expense, net, for the first quarter of fiscal 2005 will be approximately $700,000, absent any additional transactions, and assuming no material changes in interest rates

Provision for Income Taxes

	2004	2003	% Change
	(In thousands)
Provision for income taxes	$59	$—	100%

Provision for income taxes for the twelve months ended September 30, 2004 was $59,000. Our effective tax rate for the twelve months ended September 30, 2004 was approximately 6%, before recording in the fourth quarter of the year ended September 30, 2004, a net income tax benefit totaling $218,000 associated with resolution of tax matters relating to a foreign subsidiary and U.S. state income taxes, which reduced the effective tax rate to approximately 1%. We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax returns are fully supportable. We adjust these reserves, as well as related interest, in light of changing circumstances such as the progress of tax examinations and the expiration of the statute of limitations. No benefit for federal, state, and foreign income taxes was recorded for the year ended September 30, 2003 because we provided a valuation allowance against the deferred tax assets generated from the operating loss. As of September 30, 2004, we had net operating loss carryforwards for U.S. and foreign income tax reporting purposes of approximately $59 million, and $2.1 million, respectively, available to reduce future income subject to income taxes. As of September 30, 2004, we had net operating loss carryforwards for state income tax purposes of approximately $25.5 million available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized in the year 2011. The foreign net operating loss carryforwards will begin to expire in the year 2005. State net operating loss carryforwards will begin to expire if not utilized in 2005. In addition, as of September 30, 2004, we had research credit carryforwards for both federal and California income tax purposes of approximately $1.5 million and $2.2 million, respectively, available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards are available indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the United States.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. We are currently in the process of determining whether ownership changes have occurred due to significant historical stock transactions in prior years. If an ownership change has occurred, the utilization of net operating loss and credit carryforwards could be reduced significantly.

Comparison of Fiscal Years Ended September 30, 2003 and 2002

Revenue

	2003	2002	% Change
	(In thousands)
Subscription services	$34,484	$34,337	—%
Consulting and support services	$3,778	$3,603	5%

Total Revenue	$38,262	$37,940	1%

Subscription Services.    Revenue from subscription services increased slightly by $147,000, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. Subscription services represented 90% and 91% of total revenue for the years ended September 30, 2003 and September 30, 2002, respectively. The increase in revenue in absolute dollars was primarily attributable to increased revenue from our Wireless Perspective, NetMechanic, WebEffective, and private agent services, offset by a decrease in our benchmarking revenue.

Consulting and Support Services.    Revenue from consulting and support services increased by $175,000, or 5%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. Revenue from consulting and support services represented approximately 10% and 9% of total revenue for the years ended September 30, 2003 and 2002, respectively. The increase in revenue in absolute dollars resulted primarily due to the increased contribution from Keynote Diagnostic Services and the additional product offering of WebEffective, which was introduced in the first quarter of fiscal 2003.

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

Operations

	2003	2002	% Change
	(In thousands)
Operations	$6,319	$7,484	(16)%

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

Our general and administrative expenses decreased by $903,000, or 13%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. The decrease in our general and administrative expenses was primarily attributable to a reduced number of general and administrative personnel, reduced salaries, and lower bad debt provisions, and, to a lesser extent, to lower spending on professional services.

Excess Occupancy Costs

	2003	2002	% Change
	(In thousands)
Excess occupancy costs	$1,137	$—	100%

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters’ building, acquired in September 2002, such as property taxes, insurance, and depreciation. The costs are based on the actual unoccupied square footage, which was 60% for the first nine months and 70% for the last three months for the year ended September 30, 2003.

Lease Termination Charge

	2003	2002	% Change
	(In thousands)
Lease termination charge	$—	$52,028	—

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

Certain stock options granted prior to June 30, 1999, have been considered to be compensatory, as the estimated fair value for accounting purposes was greater than the stock price as determined by the board of directors on the date of grant. As a result, we recorded amortization of deferred compensation expense of $31,000 during the year ended September 30, 2003, compared to $421,000 for the year ended September 30, 2002. The decrease in the amortization of deferred compensation from fiscal 2002 to fiscal 2003 was a result of our discontinuing to amortize costs associated with former employees that had been terminated. Deferred compensation was amortized on a straight line basis over the vesting period of the options and was fully amortized as of September 30, 2003.

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

Interest Income, Interest and other Expenses

	2003	2002	% Change
	(In thousands)
Interest income	$5,742	$12,075	(52)%
Interest and other expenses	(273)	(76)	259%

Interest income, interest and other expenses, net	$5,469	$11,999	(54)%

Interest income, and interest and other expenses, net, decreased by $6.5 million, or 54%, during the year ended September 30, 2003 as compared to the year ended September 30, 2002. The majority of the interest income was earned on our invested cash. The decrease in interest income was primarily attributable to a lower level of invested cash due to the use of $85.0 million of restricted cash to purchase our headquarters’ building in September 2002, the use of approximately $79.2 million of cash to repurchase our common stock primarily in our two issuer tender offers in November 2002 and May 2003, and the continued decline in interest rates. Substantially all of the interest income represents interest earned from our cash, short-term investments and restricted cash.

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

Liquidity and Capital Resources

	As of September 30, 2004	As of September 30, 2003	As of September 30, 2002
	(In thousands)
Cash, cash equivalents and short-term investments	$148,117	$160,214	$239,287
Accounts receivable, net	$6,138	$4,349	$4,820
Working capital	$136,883	$153,981	$231,128
Days sales in accounts receivable (DSO) (a)	45	41	45

(a)	DSO is based on ending net accounts receivable and the most recent quarterly net sales for each period

	2004	2003	2002
	(In thousands)
For the year ended September 30:
Cash provided by operating activities	$15,163	$6,040	1,094
Cash provided by (used in) investing activities	$(26,166)	$71,438	(102,438)
Cash provided by (used in) financing activities	$7,099	$(75,110)	77,987

Cash, cash equivalents and short-term investments

At September 30, 2004, we had approximately $19.3 million in cash and cash equivalents and approximately $128.8 million in short-term investments, for a total of approximately $148.1 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better. The increase in cash, cash equivalents and short-term investments for the year ended September 30, 2004 was primarily due to approximately $15.2 million from cash flow from operating activities, and approximately $7.1 million from cash flow from financing activities. The largest uses of cash from investing activities during the year ended September 2004 were the net purchases of property, equipment and software for approximately $4.0 million and approximately $25.7 million for the purchases of MatrixNet in December 2003, NetRaker in April 2004, Hudson Williams in July 2004, and Vividence in September 2004.

Cash provided by operating activities

For the twelve months ended September 30, 2004, net cash provided by operating activities was approximately $15.2 million which was mainly due to net income, excluding all non-cash amortization and depreciation charges, an increase of accounts payable and accrued liabilities of approximately $1.1 million, and an increase in deferred revenue of $956,000, partially offset by an increase in accounts receivable of $802,000 and an increase of prepaids and other assets of $125,000. The increase in deferred revenue was mainly attributable to an increase in the value of prepaid invoices and deferred revenue arising from the Vividence acquisition in September 2004. Net accounts receivable increased primarily due to the increase in revenue for fiscal 2004 as compared to the corresponding period in 2003. The decrease in prepaids and other assets was mainly attributable to normal monthly amortization, as well as lower spending and renegotiation of maintenance and support contracts at lower rates. The increase in accounts payable and accrued liabilities was mainly attributable to an increase in personnel costs related accruals such as vacation associated with our recent acquisitions and withheld our Employee Stock Purchase Plan contributions and increased spending in legal and audit services related to regulatory compliance and acquisitions.

Cash used in investing activities

For the twelve months ended September 30, 2004, net cash used in our investing activities was approximately $26.2 million. We utilized approximately $25.7 million, including direct costs of the acquisitions, for the acquisitions of the business of the MatrixNet in December 2003, NetRaker in April 2004, Hudson Williams in July 2004, and Vividence in September 2004. We utilized approximately $4.0 million to purchase property and equipment, primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have rented in our headquarters building. We generated approximately $3.5 million from the net sales and maturities of our short-term investments.

Cash provided by financing activities

For the twelve months ended September 30, 2004, net cash provided by our financing activities was approximately $7.1 million. We received approximately $7.8 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. We utilized $723,000 to repay two lines of credit that were assumed as a result of our recent acquisitions of NetRaker and Vividence. Our board of directors has approved a program to repurchase shares of our common stock, and pursuant to the stock repurchase program, a total of 10.4 million shares were repurchased between January 2001 and September 2004 for an aggregate price of approximately $90.1 million. At September 30, 2004, approximately $39.9 million was available to repurchase shares of our common stock pursuant to this stock repurchase program. No repurchases occurred during the twelve months ended September 30, 2004.

Commitments and Contractual Obligations

As of September 30, 2004, our principal commitments consisted of $506,000 in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in June 2007. Additionally, we had contingent commitments to 126 bandwidth and collocation providers amounting to $912,000 for 101 locations ranging from one to fifteen months, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million related to our operations and headquarters building for the first quarter of fiscal 2005, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2004 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Payment due by period
	Total	Less than 1 year	1–3 years	4–5 years		More than 5 years
Contractual Obligations: Leases	$506	$309	$197		$—	$—
Commercial Commitments: Bandwidth and Collocation	912	893	19		—	—

Total	$1,418	$1,202	$216	$		$—

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, additional stock repurchases, decreases in customers or renewals, decreases in revenue or changes in the value of our short-term investments. If, after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

We also have earn out obligations associated with some of our acquisitions. For our Streamcheck acquisition, we are expected to pay out a cash payment of approximately $129,000 in January 2005. For our NetRaker and Vividence acquisitions, there are additional contingent consideration cash payments of up to $8.9 million and $6 million, respectively, that could be made if certain revenue and profitability targets are achieved by the acquired businesses during the year ended September 30, 2005. For more details, see Note 9 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We did not enter into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in a unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Indemnifications

We do not generally indemnify customers for our measuring, monitoring and testing Web-based applications against legal claims that our products and services infringe on third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions under which we could be subject to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and in the opinion of management, we do not have a liability related to any infringement claims subject to indemnification and as such, there is no material adverse affect on our financial condition, liquidity or results of operations.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although we will continue to monitor the application of EITF 03-01, we do not currently believe adoption will have a material impact on our financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB No. 104 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on our reported results.

Accounting for Stock-Based Compensation

We currently measure compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and provide pro forma disclosures of the effect on net income (loss) and earnings (loss) per share as if the fair value-based method had been applied in measuring compensation expense. We have elected to follow APB Opinion No. 25 because, as further discussed in Part II, Item 8 of this Form 10-K at Note 2 of the Notes to Consolidated Financial Statements, the alternative fair value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB Opinion No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. If adopted, it is currently anticipated that the proposed Statement would be effective for us beginning our fourth fiscal quarter of 2005. We have not elected to expense the value of employee stock options until the FASB finalizes its new accounting standard on the matter, which may play a significant role in determining the fair value of and accounting for employee stock options. We will monitor the progress at the FASB and other developments with respect to the general issue of employee stock compensation. We are currently reviewing the potential impact from the guidance of the proposed statement, which may require that we recognize substantially more compensation expense in future periods that could have a material adverse impact on our future results of operations. The accounting impact had we chosen to apply the fair-value recognition provisions of SFAS No. 123, instead of the recognition provisions under APB Opinion No. 25, is described in Part II, Item 8 of this Form 10-K at Note 2 of the Notes to the Consolidated Financial Statements.

Factors That May Impact Future Operating Results

We have introduced new products and services, and we have an unproven business model, which makes it difficult to evaluate our current business and future prospects.

We have introduced many new services during the past fiscal year, including:

•	In October 2003, we introduced an updated version of our Wireless Perspective service and we introduced several new services including, Application Perspective, Performance Scoreboard, PerformanceTune, and Test Perspective for Siebel 7.

•	In January 2004, we introduced Network Perspective, which we acquired in connection with our acquisition of the business of the MatrixNet division of Xaffire, Inc in December 2003.

•	In February 2004, we introduced Application Perspective Outside Edition.

•	In April 2004, we introduced WebEffective Intelligence Platform, an integration of our existing WebEffective services with NetRaker’s services as a result of our acquisition of NetRaker in April 2004.

•	In June 2004, we launched WebIntegrity 3.0, a new version of our hosted service.

•	In September 2004, we entered into the customer experience management market through our acquisition of Vividence Corporation.

Because we introduced these services relatively recently, it is difficult for us to evaluate the long-term revenue and income potential of our current business and services and the related markets. In addition, because some of our services are new and because the market for e-business performance management services is evolving and we also have little previous experience in the customer experience management market and, therefore, we have limited insight into trends that may emerge and affect our business.

We have incurred in the past and may in the future continue to incur losses, and we may not sustain profitability.

Although we have recently been profitable, we have experienced operating losses in each annual period since inception and in each quarterly period since inception through the third quarter of fiscal 2003. We may not be able to sustain operating profitability in the future. We generated net income of approximately $4.6 million for the twelve months ended September 30, 2004, and as of September 30, 2004, we had an accumulated deficit of $137.4 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2004, we had approximately $6.1 million of net identifiable intangible assets and approximately $24.4 million of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

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

Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	the rate of new and renewed subscriptions to our services during the quarter;

•	the amount and timing of any reductions by our customers in their usage of our services during the quarter;

•	our ability to increase the number of web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	our ability to attract new customers in a quarter, particularly larger customers;

•	our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used;

•	the timing and amount of consulting and support services revenue, which is difficult to predict because this is dependent on the number of consulting and support services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	the timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•	the timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

•	the timing and amount, if any, of restructuring costs if we are required to further restructure our operations.

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

We have completed several acquisitions, and as a part of our business strategy we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies;

•	difficulties in managing a larger organization;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from other business concerns;

•	entry in new businesses in which we have little direct experience, as was the case with our acquisition of Vividence Corporation;

•	adverse effects on existing business relationships with resellers of our service and our customers;

•	difficulties in managing geographically-dispersed businesses;

•	difficulties in retaining personnel from acquired companies;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write-down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	use of substantial portions of our available cash or dilution in equity if stock is used to consummate the acquisition and/or operate the acquired business.

If we are required by law to account for stock options under our stock option plans as a compensation expense, our results of operations would be materially affected.

It is possible that future laws, regulations or accounting standards will require us to treat all stock options as a compensation expense. If there is any such change in accounting regulations or standards, this could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 2 of our Consolidated Financial Statements shows the impact that such a change in accounting treatment would have had on our net income (loss) and net income (loss) per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 2.

Our operating results could be harmed if sales of our e-business performance measurement services decline.

Sales of our e-business performance measurement services, primarily our Web Site Perspective-Business Edition services, and, to a lesser degree, our Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our benchmarking services as well as our recently added consulting services. Revenues from our measurement services have been declining from historic levels. If these revenue continues to decline, our operating results could suffer if we are not able to increase revenues from other services.

Improvements to the infrastructure of the Internet could reduce or eliminate demand for our Internet performance measurement services.

The demand for our e-business performance measurement services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that the measurement and evaluation of the performance of their web sites is no longer important to their business. Because the inherent complexity of the Internet currently causes significant quality of service problems for e-business companies, we believe that the vendors and operators that supply and manage the underlying infrastructure still look to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies’ web sites, demand for our services would likely decline which would harm our operating results.

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

The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our e-business performance management solutions, particularly in response to offerings of our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new services as quickly as possible. The success of new services depends on several factors, including proper definition of the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services to these developments.

We face competition that could make it difficult for us to acquire and retain customers.

The market for e-business performance measurement services and performance management solutions is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services such as Mercury Interactive, Gomez Advisors, Segue Software, WatchFire and a variety of small companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to e-business performance management solutions, such as Webtrends, Omniture, Webside Story and Coremetrics, and free services that measure web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Veritas’ Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours.

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

Ten customers accounted for approximately 34%, 30% and 29% of our total revenue for the twelve months ended September 30, 2004, 2003, and 2002, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our e-business performance management solutions, we may not be able to grow our business.

To increase sales of services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In the past, we terminated relationships with three of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we are investing time and resources in evaluating replacements for these resellers and are committing resources to supplement our direct sales effort in the United Kingdom and Germany.

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

We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although we, and a number of other technology companies, have implemented workforce reductions, there remains substantial competition for highly skilled employees. In addition, Vividence had approximately 50 employees, and some of these employees have decided not to continue to work with us. Because the Vividence business is an area in which we have little experience, it will be important for us to retain the key personnel from this company and we cannot assure you that we will be successful in doing so. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

If the market does not accept our professional services, our results of operations could be harmed.

Consulting and support services revenue represented approximately 12% of total revenue for the twelve months ended September 30, 2004. We have recently added to our consulting services with our acquisitions of NetRaker Corporation in April 2004, Hudson-Williams Corporation in July 2004, and Vividence Corporation in September 2004. The cost of consulting and support services has, at times, exceeded our consulting revenue. We will also need to successfully market these services to potential customers in order to increase consulting revenue. Each consulting engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of consulting and support services revenue recognized in any particular quarter. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and due to our limited experience in delivering consulting services, we may not succeed in selling these services.

The success of our business depends on the continued use of the Internet by business and consumers for e-business and communications.

Because our business is based on providing e-business performance management solutions, the Internet must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

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

All data collected from our measurement computers are stored in and distributed from our operations center, which we maintain at a single location. Therefore, our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. Although we have a generator to provide our own source of long-term uninterruptible power, if we experience power outages at our operations center, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our services to our customers on a timely basis. Although we believe our main operations are redundant between our San Mateo and Plano, Texas datacenters, an outage at either center could lead to service interruptions. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events.

Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, this could disrupt our services, which could impair our ability to retain existing customers or attract new customers.

If our computer infrastructure is not functioning properly, we may not be able to deliver our services in a timely or accurate manner. We have occasionally experienced outages of our service in the past, which have typically lasted no more than a few hours. These outages have been caused by a variety of factors including electrical distribution equipment malfunctions, operator error, the failure of a back-up computer to operate when the primary computer ceased functioning and power outages due to our previous facility’s being inadequately equipped to house our operations center. Any outage for any period of time or loss of customer data could cause us to lose customers.

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

We believe we must expand the sales of our services outside the United States. To date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 6% of our total revenue for each of the twelve months ended September 30, 2004 and 2003, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

We currently do not occupy approximately 70% of our headquarters building in San Mateo, California. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our building operating costs. In addition, we have previously incurred a charge for the write-down of the building, and, if the real estate market continues to deteriorate, we may incur charges for future write-downs. Any such charge could harm our results of operations.

Compliance with new rules and regulations concerning corporate governance may increase our costs and could harm our business.

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

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers, with the effect that loss of a major customer could harm our revenue.

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements could cause our stock price to decrease substantially.

We are in the process of reviewing our internal controls and procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, when and as such requirements become applicable to us. We are continuing to evaluate, and where appropriate, enhance, our written policies and procedures and internal controls. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended from time to time, we may not be able to provide accurate financial statements and comply wit the Sarbanes-Oxley Act of 2002. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements would cause the trading price of our common stock to decrease substantially.

Item 7A.    Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at September 30, 2004, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $273,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at September 30, 2004. We do not enter into derivative transactions for trading or speculative purposes.

Item 8.    Financial Statements And Supplementary Data.

Keynote Systems, Inc. and Subsidiaries

Index to Consolidated Financial Statements

and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Keynote Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries (the Company) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2004. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on October 1, 2001.

/s/    KPMG LLP

Mountain View, California

December 10, 2004

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$19,338	$23,242
Short-term investments	128,779	136,972

Total cash, cash equivalents, and short-term investments	148,117	160,214
Accounts receivable, less allowance for doubtful accounts of $758 and $1,048 as of September 30, 2004 and 2003, respectively	6,138	4,349
Prepaids and other current assets	2,329	1,506

Total current assets	156,584	166,069
Property and equipment, net	34,573	33,928
Goodwill	24,442	195
Identifiable purchased intangible assets, net	6,131	2,176

Total assets	$221,730	$202,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,692	$654
Accrued expenses	10,188	7,077
Current portion of capital lease obligation	80	—
Deferred revenue	7,741	4,357

Total current liabilities	19,701	12,088
Long term portion of capital lease obligation	35	—

Total liabilities	19,736	12,088

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,805,754 and 18,817,420 shares issued and outstanding as of September 30, 2004 and 2003, respectively	19	19
Treasury stock	(29)	(29)
Additional paid-in capital	339,734	331,912
Accumulated deficit	(137,409)	(142,056)
Accumulated other comprehensive income (loss)	(321)	434

Total stockholders’ equity	201,994	190,280

Total liabilities and stockholders’ equity	$221,730	$202,368

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended September 30,
	2004	2003	2002
Revenue:
Subscription services	$37,148	$34,484	$34,337
Consulting and support services	5,255	3,778	3,603

Total revenue	42,403	38,262	37,940

Expenses:
Costs of subscription services	5,480	8,237	11,565
Costs of consulting and support services	4,453	3,710	3,408
Research and development	7,051	7,431	8,942
Sales and marketing	10,598	13,696	19,934
Operations	5,007	6,319	7,484
General and administrative	5,022	6,315	7,218
Excess occupancy costs	840	1,137	—
Lease termination charge	—	—	52,028
Amortization and impairment of identifiable intangible assets	1,696	1,580	1,106
Amortization of deferred compensation, stock-based compensation and in-process research and development	241	31	621

Total operating expenses	40,388	48,456	112,306

Income (loss) from operations before cumulative effect of a change in accounting principle	2,015	(10,194)	(74,366)
Interest income	2,728	5,742	12,075
Interest and other expenses	(37)	(273)	(76)

Net income (loss) before income taxes and cumulative effect of a change in accounting principle	4,706	(4,725)	(62,367)
Provision for income taxes	(59)	—	—

Net income (loss) before cumulative effect of a change in accounting principle	4,647	(4,725)	(62,367)
Cumulative effect of a change in accounting principle	—	—	(3,160)

Net income (loss)	$4,647	$(4,725)	$(65,527)

Net income (loss) per share:
Basic net income (loss) per share before the cumulative effect of a change in accounting principle	$0.24	$(0.21)	$(2.24)
Diluted net income (loss) per share before the cumulative effect of a change in accounting principle	0.22	(0.21)	(2.24)
Basic and diluted cumulative effect per share of a change in accounting principle	—	—	(0.11)

Basic net income (loss) per share	$0.24	$(0.21)	$(2.35)
Diluted net income (loss) per share	$0.22	$(0.21)	$(2.35)

Number of shares used in computing basic net income (loss) per share	19,397	22,080	27,864

Number of shares used in computing diluted net income (loss) per share	20,886	22,080	27,864

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
Balances as of September 30, 2001	28,096,454	$28	$413,966	(174,672)	$(1,086)	$(452)	$(71,804)	$2,467	$343,119

Repurchase of common stock	—	—	(28)	(1,159,812)	(7,977)	—	—	—	(8,005)
Issuance of common stock	22,501	—	(254)	282,296	2,073	—	—	—	1,819
Amortization of stock-based compensation	—	—	—	—	—	421	—	—	421
Net loss	—	—	—	—	—	—	(65,527)	—	(65,527)	(65,527)
Foreign currency translation	—	—	—	—	—	—	—	107	107	107
Unrealized loss on available-for sale investments	—	—	—	—	—	—	—	(479)	(479)	(479)

Balance as of September 30, 2002	28,118,955	$28	$413,684	(1,052,188)	$(6,990)	(31)	$(137,331)	$2,095	$271,455	$(65,899)

Repurchase of common stock	—	—	(1,084)	(8,931,419)	(78,521)	—	—	—	(79,605)
Issuance of common stock	407,335	1	2,787	163,312	1,301	—	—	—	4,089
Issuance of common stock in connection with the Enviz acquisition	111,000	—	696	—	—	—	—	—	696
Retirement of treasury stock	(9,817,314)	(10)	(84,171)	9,817,739	84,181	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	—	(4,725)	—	(4,725)	(4,725)
Foreign currency translation	—	—	—	—	—	—	—	30	30	30
Unrealized loss on available-for sale investments	—	—	—	—	—	—	—	(1,691)	(1,691)	(1,691)

Balance as of September 30, 2003	18,819,976	$19	$331,912	(2,556)	$(29)	$—	$(142,056)	$434	$190,280	$(6,386)

Repurchase of common stock	—	—	(19)	—	—	—	—	—	(19)
Issuance of common stock	988,334	—	7,841	—	—	—	—	—	7,841
Net income	—	—	—	—	—	—	4,647	—	4,647	4,647
Foreign currency translation	—	—	—	—	—	—	—	24	24	24
Unrealized loss on available-for sale investments	—	—	—	—	—	—	—	(779)	(779)	(779)

Balance as of September 30, 2004	19,808,310	$19	$339,734	(2,556)	$(29)	$—	$(137,409)	$(321)	$201,994	$(3,892)

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,647	$(4,725)	$(65,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,580	6,418	7,887
Amortization of goodwill and other intangible assets	1,696	1,580	1,106
Cumulative effect of a change in accounting principle	—	—	3,160
In-process research and development	241	—	200
Lease termination charge	—	—	52,028
Amortization of debt investment premium	3,904	3,765	2,343
Amortization of stock-based compensation	—	31	421
Changes in operating assets and liabilities:
Accounts receivable, net	(802)	319	3,121
Prepaids and other assets	(125)	1,355	2,114
Accounts payable and accrued expenses	1,066	(2,076)	(5,161)
Deferred revenue	956	(627)	(598)

Net cash provided by operating activities	15,163	6,040	1,094

Cash flows from investing activities:
Purchase of headquarters building	—	—	(85,741)
Purchases of other property and equipment	(4,015)	(2,512)	(3,249)
Purchase of assets of Envive and OnDevice	—	—	(1,023)
Purchase of NetMechanic, net of cash acquired	—	(234)	(1,171)
Purchase of MatrixNet, NetRaker, Hudson Williams, and Vividence, net of cash acquired	(25,685)	—	—
Purchases of short-term investments	(79,622)	(116,912)	(80,228)
Sales and maturities of short-term investments	83,156	191,096	68,974

Net cash provided by (used in) investing activities	(26,166)	71,438	(102,438)

Cash flows from financing activities:
Repayment of credit facilities	(723)	—	—
Repayments of notes payable and capital lease	—	—	(830)
Proceeds from issuance of common stock, net of issuance costs	7,822	4,088	1,882
Use of restricted cash for purchase of headquarters building	—	—	85,000
Repurchase of outstanding common stock	—	(79,198)	(8,065)

Net cash provided by (used in) financing activities	7,099	(75,110)	77,987

Net increase (decrease) in cash and cash equivalents	(3,904)	2,368	(23,357)
Cash and cash equivalents at beginning of the year (1)	23,242	20,874	44,231

Cash and cash equivalents at end of the year (1)	$19,338	$23,242	$20,874

Noncash financing activities:
Cash paid during the year for interest	$2	$—	$37

Cash paid for income taxes, net	$160	$74	$116

Common stock issued in connection with acquisitions	$—	$696	$—

(1)	Excludes $128.8 million, $137.0 million, and $218.4 million of short-term investments at September 30, 2004, 2003, and 2002.

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)    The Company

Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) provide e-business performance measurement services and performance management solutions that enable corporate enterprises to improve e-business performance by reducing costs, improving customer satisfaction and increasing profitability.

(2)    Summary of Significant Accounting Policies

(A)    Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances have been eliminated in consolidation.

(B)    Revenue Recognition

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to the Company’s e-business performance measurement services and performance management services. Subscription services revenue also consists of the subscription to use our technology for our webeffective intelligence platform. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is provided, generally ranging from one to twelve months. Subscription revenue related to the use of the Webeffective Intelligence Platform to conduct evaluations is recognized upon completion of each evaluation. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable. The Company does not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Consulting and support services revenue consists of fees generated by the Company’s consulting and support services, and is recognized as the services are performed, typically over a period of one to three months. For consulting projects that span more than one month, the Company recognizes revenue as milestones or deliverables are completed.

(C)    Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowance for doubtful accounts and billing allowance and income taxes. Actual results could differ from those estimates.

(D)    Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(E)    Short-Term Investments

The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. The Company realized a gain of approximately $7,000 for the twelve months ended September 30, 2004. The Company did not have any realized gains or losses for the twelve months ended September 30, 2003 and 2002.

(F)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the equipment or the lease term. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. The carrying values of the land and building associated with the Company’s headquarters were reduced to their fair market values as of September 30, 2002 based on an independent appraisal report. The actual acquisition cost of the land and building was higher than its fair market value because the Company acquired the building pursuant to a synthetic lease arrangement which provided for a residual guarantee of $85.0 million. The cost of the building is being depreciated over a thirty year life.

(G)    Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The functional currency of the Company’s foreign operations is the applicable local currency or United States dollar. Gains and losses from foreign currency transactions are reflected in interest and other expenses in the condensed consolidated statements of operations as incurred.

(H)    Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, and capital lease obligation, approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. In addition to the allowance for doubtful accounts, the Company maintains a billing allowance

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

which represents the reserve for potential billing adjustments that are recorded as a reduction of revenue. The Company’s accounting for billing allowance represents a percentage of revenue based on historical trends and experience.

The allowance for doubtful accounts and billing allowance represent management’s best current estimate, but changes in circumstances relating to accounts receivable and billing adjustments, including unforeseen declines in market conditions and collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future. The Company believes that it has adequately reserved for doubtful accounts and potential billing adjustments as of the date of each balance sheet presented herein.

At September 30, 2004 and 2003, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the years ended September 30, 2004, 2003, and 2002, no single customer accounted for more than 10% of total revenue. For the years ended September 30, 2004, 2003, and 2002, 34%, 30% and 29% of total revenue was generated by ten customers, respectively.

(I)    Excess Occupancy Costs

Excess occupancy costs are fixed costs associated with the unoccupied portion of the Company’s headquarters building, such as property taxes, insurance and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 60% during the nine months ended September 30, 2003 and 70% for the last three months for the year ended September 30, 2003 and twelve months ended September 30, 2004, respectively.

(J)    Goodwill and Identifiable Purchased Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Identifiable purchased intangible assets are generally amortized on a straight-line basis over a three-or four year period. Prior to October 1, 2001, goodwill was also amortized on a straight-line basis over a three-year period. SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted on October 1, 2001, requires that goodwill and purchased intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Amortization of identifiable intangible assets was $1.7 million, $1.6 million, and $1.1 million for the twelve months ended September 30, 2004, 2003, and 2002, respectively.

The Company reviews its long-lived assets, including identifiable intangible assets, for impairment periodically and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(K)    Stock-Based Compensation

The Company accounts for stock option grants under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which permits the use of the intrinsic-value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No compensation expense is recognized on the grant date when the option exercise price equals or exceeds the market price of the underlying common stock. See Note 8 to the Consolidated Financial Statements for more details.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income (loss) and income (loss) per share for employee stock options granted and employee stock purchase plan share purchases have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income (loss) over the options vesting period.

The Black-Scholes option valuation model was developed for use in estimating the fair value of freely traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected life of options and the Company’s expected stock price volatility. Because the Company’s employee stock options and employee stock purchase plan shares have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable measure of the fair value of the Company’s employee stock options.

The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands, except per share amounts):

	Year Ended September 30,
	2004	2003	2002
Net income (loss), as reported	$4,647	$(4,725)	$(65,527)
Add: Stock-based employee compensation included in net income (loss)	—	31	421
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,922)	(9,969)	(15,502)

Pro forma net loss	$(1,275)	$(14,663)	$(80,608)

Net income (loss) per share:
Basic—as reported	$0.24	$(0.21)	$(2.35)
Basic—pro forma	(0.07)	(0.66)	(2.89)
Diluted—as reported	0.22	(0.21)	(2.35)
Diluted—pro forma	(0.07)	(0.66)	(2.89)

Number of shares used in the computing as reported and pro forma:
Basic—as reported	19,397	22,080	27,864
Basic—pro forma	19,397	22,080	27,864
Diluted—as reported	20,886	22,080	27,864
Diluted—pro forma	19,397	22,080	27,864

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The amounts reflected as stock-based employee compensation included in pro forma net loss for the years ended September 30, 2003 and 2002 have been revised from the historically reported amounts. The revision was required to correct an immaterial error in these amounts associated with the Company’s April 2001 Stock Repurchase Program under SFAS No. 123.

(L)    Income Taxes

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

(M)    Research and Development

Research and development costs are expensed as incurred until technological feasibility has been established, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. To date, the Company’s service offerings have been available for general release concurrent with the establishment of technological feasibility and, accordingly, no research and development costs have been capitalized.

(N)    Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock excluding shares of restricted stock subject to repurchase, summarized below. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended September 30,
	2004	2003	2002
Numerator:
Net income (loss)	$4,647	$(4,725)	$(65,527)

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	19,397	22,080	27,864
Incremental common shares attributable to shares issuable under employee stock option plans and unvested restricted common stock	1,489	—	—

Denominator for diluted net income (loss) per share—weighted average shares	20,886	22,080	27,864

Net income (loss) per share (basic)	$0.24	$(0.21)	$(2.35)

Net income (loss) per share (diluted)	$0.22	$(0.21)	$(2.35)

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect would have been antidilutive (in thousands):

	Year Ended September 30,
	2004	2003	2002
Shares outstanding under stock options	1,670	5,581	6,378
Shares of restricted stock subject to repurchase	2	5	21

The weighted-average exercise price of excluded outstanding stock options was $25.27, $12.61, and $12.58, for the years ended September 30, 2004, 2003, and 2002, respectively. The weighted-average purchase price of restricted stock was $2.06, $2.06, and $1.09, for the years ended September 30, 2004, 2003, and 2002, respectively.

(O)    Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were approximately $168,000, $598,000 and $1.3 million for the years ended September 30, 2004, 2003, and 2002, respectively.

(P)    Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to monitor the application of EITF 03-01, management does not currently believe adoption will have a material impact on its financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supersedes SAB No. 101, “Revenue Recognition in Financial Statements”. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB No. 104 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portion of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the its reported results.

(3)    Cumulative Effect of a Change in Accounting Principle

As described in Note 2, “Summary of Significant Accounting Policies—Goodwill and Identifiable Purchased Intangible Assets”, the Company adopted SFAS No. 142, effective October 1, 2001. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

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

SFAS No. 142 required the Company to determine the fair value of its one reporting unit as of October 1, 2001, and compare it to the reporting unit’s carrying amount. To the extent that the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. During the second quarter of fiscal 2002, the Company performed the first step of the transitional impairment test required under SFAS No. 142, and obtained an indicator of impairment in its single reporting unit. During the third quarter of fiscal 2002, the Company performed the second step of the transitional impairment test. In the second step, in accordance with SFAS No. 141, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation to its carrying amount, both of which were measured as of the date of adoption. The Company determined the fair value of its single reporting unit using its market capitalization value after adjusting for a control premium and compared it to its carrying value. The Company determined its market capitalization value based on the number of shares outstanding and the stock price as of October 1, 2001, adjusting for a 10% premium that is assumed to represent additional value that an acquirer would be required to pay for a controlling interest in the Company. This evaluation indicated that goodwill associated with acquisitions completed prior to fiscal 2002 was impaired as of October 1, 2001. Accordingly, the Company recorded a $3.2 million non-cash impairment charge as a cumulative effect of a change in accounting principle for the write-off goodwill as of October 1, 2001. The charge is reflected in the results for the year ended September 30, 2002. The goodwill recorded on the Company’s Consolidated Balance Sheets as of September 30, 2004 was $24.4 million, as compared to $195,000 as of September 30, 2003.

(4)    Investments

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of September 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. government agencies	$51,763	$—	$(176)	$51,587
Corporate bonds and commercial paper	77,499	40	(347)	77,192

Total	$129,262	$40	$(523)	$128,779

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the maturities of fixed maturity investments available for sale at September 30, 2004 (in thousands). Expected maturities of the debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Year ending September 30,
2004	$96,739	$96,525
2005	32,523	32,254
Thereafter	—	—

Total	$129,262	$128,779

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2004 (in thousands):

	Less than 12 Months		12 Months or greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury and Agencies	$46,117	$(140)	$—	$—	$46,117	$(140)
Corporate bonds	65,937	(323)	8,245	(58)	74,182	(381)
Commercial paper	2,823	(2)	—	—	2,823	(2)

Total	$114,877	$(465)	$8,245	$(58)	$123,122	$(523)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

(5)    Property and Equipment

Property and equipment, net, comprised the following (in thousands):

	Useful Lives (Years)	September 30,
		2004	2003
Computer equipment and software	3	$24,306	$23,223
Furniture and fixtures	5	1,570	1,485
Land	—	14,150	14,150
Building	30	10,750	10,750
Leasehold and building improvements	5–30	7,433	6,655

		58,209	56,263
Less accumulated depreciation and amortization		23,636	22,335

Total		$34,573	$33,928

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The balance for Property and Equipment as of September 30, 2004 includes assets acquired under capital leases amounted to $28,000. There was no capital leases as of September 30, 2003.

(6)    Goodwill and Identifiable Intangible Assets

As described in Note 2, “Summary of Significant Accounting Policies”, and Note 3, “Cumulative Effect of a Change in Accounting Principle”, the Company adopted SFAS No. 142 effective October 1, 2001.

The following table represents the changes in goodwill for the two years ended September 30, 2004 (in thousands):

Balance at September 30, 2002	$—
Additional goodwill for the acquisition of the business of Streamcheck (Note 9)	195

Balance at September 30, 2003	195

Additional goodwill for acquisition of the business of Streamcheck (Note 9)	129

Additional goodwill for acquisition of the business of the MatrixNet division of Xaffire, Inc. (Note 9)	272
Additional goodwill for acquisition of NetRaker Corporation (Note 9)	4,122
Additional goodwill for acquisition of Hudson Williams, Inc. (Note 9)	1,321
Additional goodwill for acquisition of Vividence Corporation (Note 9)	18,403

Balance at September 30, 2004	$24,442

Identifiable intangible assets amounted to approximately $6.1 million (net of accumulated amortization of approximately $11.7 million) and approximately $2.2 million (net of accumulated amortization of approximately $9.8 million) at September 30, 2004 and 2003, respectively. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of September 30, 2003:
Gross carrying value	$8,006	$3,725	$250	$11,981
Accumulated amortization	(5,951)	(3,604)	(250)	(9,805)

Net carrying value at September 30, 2003	$2,055	$121	$0	$2,176

As of September 30, 2004:
Gross carrying value	$11,623	$6,000	$250	$17,873
Accumulated amortization	(7,603)	(3,889)	(250)	(11,742)

Net carrying value at September 30, 2004	$4,020	$2,111	$0	$6,131

Assuming no additional acquisitions, the amortization expense for existing identifiable intangible assets is estimated to be approximately $2.4 million for fiscal 2005, approximately $1.5 million for fiscal 2006, approximately $1.2 million for fiscal 2007, and approximately $1.0 million for fiscal 2008.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(7)    Accrued Expenses

Accrued expenses comprised the following (in thousands):

	September 30,
	2004	2003
Accrued employee compensation	$3,536	$2,529
Income and other taxes	745	619
Other accrued expenses	5,907	3,929

	$10,188	$7,077

(8)    Stockholders’ Equity

(A)    1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company’s right of repurchase that lapses as the shares vest. In general, options vest over a four-year period. As of September 30, 2004, the Company was authorized to issue up to approximately 9.9 million shares of common stock in connection with the Incentive Plan to employees, directors, and consultants, which includes options reserved for issuance under the Company’s 1996 and 1999 Stock Option Plans, which plans terminated upon the completion of the Company’s initial public offering. As of September 30, 2004, options to purchase approximately 5.9 million shares were outstanding under the Incentive Plan, and approximately 4.0 million shares have been reserved for future issuance.

Stock options granted prior to April 1999 were generally immediately exercisable subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the unvested portion of the shares upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the original issuance cost. The Company’s right of repurchase lapsed with respect to 25% of the shares after one year and ratably on a monthly basis over the following three years. As of September 30, 2004, the Company’s right of repurchased had lapsed for all shares granted prior to April 1999. However, as of September 30, 2004, approximately 2,331 shares of common stock issued upon exercise of stock options assumed in connection with an acquisition were subject to repurchase at a weighted-average price of $2.06 per share.

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

(B)    1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”). The Company had reserved a total of approximately 1.4 million shares of common stock for issuance under the Purchase Plan as of September 30, 2004.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of September 30, 2004, approximately 550,000 shares had been issued under the Purchase Plan, and approximately 873,000 shares had been reserved for future issuance.

(C)    Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees with stock purchase rights pursuant to stockholder approved equity incentive and employee stock purchase plans. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in operating expenses for the three years ended September 30, 2004, as all options granted under these plans had an exercise price equal to or in excess of the fair market value of the underlying common stock as of the grant date for each stock option, except for certain stock options granted in fiscal 1999 or earlier, prior to the Company’s initial public offering. For those option grants in fiscal 1999 or earlier, the Company recorded deferred stock compensation of $1.9 million for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount was being amortized on a straight-line basis over the vesting period, which was generally four years. As of September 30, 2004, the deferred stock compensation has been fully amortized.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted for the years ended September 30, 2004, 2003, and 2002, respectively, are as follows:

	2004	2003	2002
Volatility	33.6%	38.6%	59.0%
Risk-free interest rates	2.59%	1.83%	3.06%
Expected life (in years)	2.50	2.50	2.50
Dividend yield	—	—	—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of activity under the Company’s option plans is as follows:

	Year Ended September 30,
	2004		2003		2002
	Weighted- Average Exercise		Weighted- Average Exercise		Weighted- Average Exercise
	Shares (in 000s)	Price	Shares (in 000s)	Price	Shares (in 000s)	Price
Outstanding at the beginning of the year	5,581	$12.60	6,378	$12.58	3,351	$19.58
Granted	1,477	13.26	879	9.67	4,498 (1)	7.78
Exercised	(866)	8.26	(453)	7.48	(173)	5.37
Cancelled	(303)	12.76	(1,223)	12.25	(1,298)	14.91

Outstanding at the end of the year	5,889	$13.39	5,581	$12.61	6,378	$12.58

Options exercisable at end of the year	3,132	$15.53	2,655	$14.59	1,874	$17.32

Weighted-average fair value of options granted during the year with exercise prices equal to fair value at date of grant		$3.15		$2.68		$2.98

(1)	includes the impact of the Company’s stock option exchange program which is described in more detail below under “Stock Option Exchange Program.”

The following table summarizes the shares available for grant for the years ended September 30, 2004, 2003, and 2002 (in thousands):

	Year Ended September 30,
	2004	2003	2002
Shares available at the beginning of the year	5,216	3,724	5,529
Additional options authorized	—	1,148	1,395
Options granted	(1,477)	(879)	(4,498)
Options cancelled	240	901	1,091
Plan shares expired	63	322	207

Shares available for grant at end of the year	4,042	5,216	3,724

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of September 30, 2004 (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
At $0.50	1	4.2	$0.50	1	$0.50
From $1.60 to $2.05	13	4.5	1.64	14	1.64
From $3.20 to $4.42	21	4.6	4.06	21	4.06
From $6.21 to $9.30	2,970	7.0	7.76	2,093	7.81
From $9.35 to $13.94	2,031	8.7	11.75	565	10.99
From $14.21 to $21.00	439	9.7	14.33	23	16.24
From $22.31 to $26.00	33	5.9	24.38	32	24.39
From $33.75 to $36.69	66	5.9	35.89	67	35.89
From $54.75 to $81.13	310	5.3	69.67	311	69.67
At $154.00	5	5.4	154.00	5	154.00

From $0.50 to $154.00	5,889	7.6	$13.39	3,132	$15.53

(D)    Stock Repurchase Plan

In January 2001, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s outstanding common stock on the open market from time to time as market conditions warrant. In October 2002, the Company’s Board of Directors increased the amount authorized for repurchase to an aggregate of $130.0 million of the Company’s outstanding common stock on the open market, less the amount paid for shares previously purchased. The Company completed an issuer tender offer on November 26, 2002 and purchased approximately 4.3 million shares at a price of $8.00 per share for an aggregate price of approximately $34.6 million.

Additionally, the Company completed an issuer tender offer on May 16, 2003 and purchased approximately 4.3 million shares at a price of $9.50 per share for an aggregate price of approximately $40.5 million. No repurchases occurred during the twelve months ended September 30, 2004.

In accordance with the January 2001 share repurchase authorization, the Company acquired 8.9 million, 1.2 million and 250,000 shares of common stock in fiscal 2003, 2002 and 2001, respectively. The total number of shares repurchased since January 2001, including the tender offers described above, is approximately 10.4 million shares, for an aggregate price of approximately $90.1 million. The Company currently has authorization to repurchase up to an additional of approximately $39.9 million of its common stock.

(E)    Stock Option Exchange Program

In April 2001, the Company’s Board of Directors approved a stock option exchange program. The Company offered its employees (other than its Chief Executive Officer, executive officers who report to the Chief Executive Officer, directors and non-exempt employees) the opportunity to cancel certain stock options granted on or after September 24, 1999, with exercise prices above the then-current market value of the Company’s common stock, in exchange for new options to be granted at the then-fair market value on a date at least six months and one day after the options were cancelled. Options to purchase a total of approximately 1.2 million shares were cancelled pursuant to this program on May 8, 2001. On November 12, 2001, the Company granted new options to purchase a total of approximately 1.2 million shares at $7.52 per share.

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

(9)    Acquisitions

In September 2004, the Company acquired Vividence Corporation (“Vividence”), a provider of web-based customer experience management for an initial cash payment of $20 million plus direct transaction costs of $572,000. The initial purchase price of $20.0 million, payable in cash, was reduced by approximately $400,000 which represented the preliminary difference between Vividence’s total assets and liabilities (“net assets”) as of the acquisition date after certain adjustments as defined in the Agreement and Plan of Reorganization dated September 10, 2004 (“Agreement and Plan”). Pursuant to the Agreement and Plan, the Company and Vividence will finalize and agree to an amount representing the net assets as of the acquisition date by December 17, 2004. In the event that the Company and Vividence cannot agree to an amount representing the net assets as of the acquisition date by December 17, 2004, the matter will be resolved by an independent accounting firm by January 16, 2005. Any difference in net assets as of the acquisition date will change the purchase price, however, pursuant to the Agreement and Plan, the initial purchase price cannot exceed $20.0 million. Any changes to purchase price will be recorded as a reduction or addition to goodwill. Additional contingent consideration payment of up to $6 million in cash could be made if certain revenue and profitability targets are achieved by the acquired business through September 30, 2005. The Company believes that this acquisition will enhance and broaden its customer experience management solutions for enterprise customers as well as allow it to target e-business marketing executives within Fortune 500 companies such as usability and market research managers.

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including technology-based and customer-based intangible assets acquired. The Company expects to finalize the initial purchase price allocation in the first quarter of fiscal 2005. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$678
Accounts receivable	431
Prepaid and other assets	543
Property and equipment	86
Customer-based intangible assets	1,680
Technology-based intangible assets	2,780
In-process research and development	241
Goodwill	18,403
Liabilities assumed:
Line of credit	(723)
Deferred revenue	(1,889)
Accrued employee compensation	(937)
Other liabilities assumed	(1,121)

Total purchase price, including direct acquisition costs	$20,172

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The in-process research and development expense of $241,000 for the year ended September 30, 2004 related to the estimated fair value of an acquired in-process research and development project in connection with the acquisition of Vividence. This project related to Vividence’s technology for its web-based customer research, had not yet reached technological feasibility and had no alternative future use,. The estimated fair value of this project was determined based on the avoided cost approach as of the acquisition date where the fair value of the acquired technology is equal to the costs which an acquirer will avoid spending in developing a similar functional technology. This amount was immediately expensed as of the acquisition date.

The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the years ended September 30, 2004 and 2003, assuming Vividence had been acquired on October 1, 2002, (in thousands, except per share data):

	Year ended September 30, 2004	Year ended September 30, 2003
Revenue	$51,487	$47,579

Net loss	$(916)	$(10,614)

Net loss per share—basic and diluted	$(0.05)	$(0.48)

Shares used in pro forma per share computation—basic and diluted	19,397	22,080

In July 2004, the Company acquired Hudson Williams Corporation (“Hudson Williams”), a provider of performance management and load testing consulting services for an initial cash payment of approximately $1.6 million and a cash payment of $332,000 as a preliminary payment for the Hudson Williams estimated net assets as of the closing date. An additional cash payment of $231,000 was made in August 2004 based upon the final calculation of the Hudson Williams net assets as of the closing date. In addition to the cash payments for the acquisition of Hudson Williams, the Company incurred direct acquisition costs of approximately $140,000. Pursuant to the merger agreement, an additional payment of approximately $240,000 will be paid in July 2005. The Company believes this acquisition will enhance and broaden its enterprise solutions group and provide customers in the northeast with more local access to Keynote expertise.

The purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including technology-based assets acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$483
Accounts receivable	351
Prepaid and other assets	51
Property and equipment	4
Customer-based intangible assets	387
Goodwill	1,321
Liabilities assumed	(54)

Total purchase price, including direct acquisition costs	$2,543

In April 2004, the Company acquired NetRaker Corporation (“NetRaker”), a provider of online customer experience management solutions that help e-business managers measure, evaluate and improve the design and navigability of their web sites. The total price of approximately $3.7 million included a $2.6 million initial cash payment made in April 2004, a second payment of approximately $530,000 based on the final calculation of the

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

NetRaker net assets as of the closing date, and approximately $553,000 of direct acquisition costs. An additional contingent consideration cash payment of up to $8.9 million could be made if certain revenue and profitability targets are achieved by the acquired business during the twelve months ending March 31, 2005. The Company believes this acquisition will enhance and broaden its customer experience management solutions for enterprise customers as well as allow it to target e-business marketing executives within Fortune 500 companies, such as usability and market research managers.

The purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including technology-based and customer-based intangible assets acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$12
Accounts receivable	150
Prepaid and other assets	104
Property and equipment	20
Customer-based intangible assets	165
Technology-based intangible assets	512
Goodwill	4,122
Liabilities assumed	(870)
Deferred revenue	(532)

Total purchase price, including direct acquisition costs	$3,683

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

The following table summarizes the adjusted estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable, net	$55
Property and equipment	135
Customer-based intangible assets	43
Technology-based intangible assets	84
Goodwill	272
Deferred revenue	(7)

Total purchase price, including direct acquisition costs	$582

In July 2003, the Company acquired the business of Streamcheck, a provider of quality measurement services for streaming media, for $567,000 in cash, and an additional contingent consideration cash payment of up to $450,000 could be made if certain revenue and profitability targets were achieved during the period from July 22, 2003 through September 30, 2004. Certain of the revenue and profitability targets were achieved and the Company estimates that a cash payment of $129,000 will be paid in January 2005. This additional payment has been recorded as an addition to goodwill as of September 30, 2004.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The consolidated statement of operations includes activities relating to the acquisitions’ business activities subsequent to their respective acquisition dates.

Identifiable intangible assets are being amortized on a straight-line basis over a three to four year period. Pro forma results of operations have not been presented for Netraker, Hudson Williams, MatrixNet and Streamcheck because the effects of these acquisitions were not considered material to the consolidated financial statements.

(10)    Lease Termination and Other Charges on Headquarters Building

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

(11)    Income Taxes

Income (loss) before income taxes is attributable to the following geographic locations for the years ended September 30, 2004, 2003, and 2002 (in thousands):

	Year Ended September 30,
	2004	2003	2002
United States	$4,525	$(5,045)	$(65,543)
Foreign	181	320	16

Income (loss) before income taxes	$4,706	$(4,725)	$(65,527)

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Income tax expense for the years ended September 30, 2004, 2003, and 2002 consisted of the following (in thousands):

	Year Ended September 30,
	2004	2003	2002
Current:
Federal	$101	$—	$—
Foreign	(44)	—	—
State	2	—	—

Total current tax expense	$59	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total deferred tax expense	$—	$—	$—

Total income tax expense	$59	$—	$—

Income tax expense (benefit) for the years ended September 30, 2004, 2003, and 2002 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Year ended September 30,
	2004	2003	2002
Federal tax expense (benefit) at statutory rate	$1,647	$(1,653)	$(22,935)
State tax expense at statutory rate	5	—	—
Net operating loss (utilized) not utilized	(755)	1,524	12,367
Non-deductible goodwill	—	—	133
Write off of IPR&D	85	—	—
Property impairment	—	—	10,255
Capitalized costs	—	—	118
Non-deductible expenses and other	144	242	68
Alternative minimum tax	—	—	—
Change in valuation allowance	(944)	—	—
Foreign tax differential	(123)	(113)	(6)

Total income tax expense	$59	$—	$—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below (in thousands):

	September 30,
	2004	2003
Deferred tax assets:
Accruals, reserves and other	$2,070	$1,504
State taxes	39	54
Intangibles related to acquisition	3,947	6,160
Net operating loss carryforwards	22,891	16,129
Property and equipment	23,495	23,964
Tax credit carryforwards	2,789	1,930

Gross deferred tax assets	55,231	49,741
Valuation allowance	(55,231)	(49,741)

Total deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended September 30, 2004 and 2003 was an increase of approximately $5.5 million and $15.4 million, respectively. The Company’s accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes,” involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. To support the Company’s conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company’s recent history of operating losses, net income in 2004, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon several factors, including the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences become deductible, history of operating income or losses. At present, management does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets.

As of September 30, 2004, approximately $5.4 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be recorded in additional paid-in capital if and when subsequently realized.

As of September 30, 2004, approximately $7.1 million of the valuation allowance for deferred tax assets is attributable to acquired companies, the benefit of which will reduce goodwill if and when realized.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings outside the United States. On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in the future. The Company is currently evaluating the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

When the Company completes its evaluation, any changes in the current position on the repatriation of undistributed earnings could result in the recognition of deferred tax liabilities at that time.

The Company has net operating loss carryforwards for U.S. and foreign income tax purposes of approximately $59 million and $2.1 million, respectively, available to reduce future income subject to income taxes. The U.S. net operating loss carryforwards will begin to expire, if not utilized, in the year 2011. The foreign net operating loss carryforwards will begin to expire in the year 2005. In addition, the Company had approximately $25.5 million of net operating loss carryforwards available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will begin to expire, if not utilized, in the year 2005.

As of September 30, 2004, the Company had research credit carryforwards for both federal and state income tax purposes of approximately $1.5 million and $2.2 million, respectively, available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards expire indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company is currently in the process of determining whether ownership changes have occurred. If an ownership change has occurred, the utilization of net operating loss and credit carryforwards could be reduced significantly.

We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax return positions are fully supportable. We adjust these reserves, as well as related interest, in light of changing circumstances such as the progress of tax exams. During the fourth quarter of fiscal 2004, the Company recorded net income tax benefits totaling $218,000 associated with the resolution of tax matters relating to a foreign subsidiary and U.S. state taxes.

(12)    Commitments and Contingencies

(A)    Leases

The Company leases certain of its facilities and equipment under noncancellable capital and operating leases, which expire on various dates through June 2007. At September 30, 2004, future minimum payments under the leases, are as follows (in thousands):

	Operating	Capital
Year ending September 30:
2005	$224	$85
2006	102	28
2007	60	7
Thereafter	—	—

Total minimum lease payments	$386	$120

Less amounts representing interest		(5)

Present value of minimum lease payments		115
Less current portion of obligation under capital lease		(80)

Obligation under capital and operating leases, less current portion		35

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rent expense for the years ended September 30, 2004, 2003 and 2002 was approximately $45,200, $151,000, and $2,536,000, respectively.

(B)    Legal Proceedings

Beginning on August 16, 2001, a number of class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of the Company’s initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 to August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. In June 2003, the plaintiffs’ counsel and the issuer defendants’ counsel reached a settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by the Company. The settlement awaits approval by the Court.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(13)    Geographic and Segment Information

The Company has determined that it operates in a single reportable operating segment: the development and sale of services to measure, test, assure and improve the quality of service of e-business.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. These sales and the Company’s foreign-owned assets are not significant. At September 30, 2004 and 2003, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the years ended September 30, 2004, 2003, and 2002, no single customer accounted for more than 10% of the Company’s total revenue.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table identifies which services are categorized as performance measurement services and performance management solutions and where they are recorded in the Company’s condensed consolidated statements of operations (listed in alphabetical order):

	Subscription Services	Consulting and Support Services
Performance Measurement Services:
Application Perspective Outside	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X

Performance Management Solutions:
Application Perspective Private	X
Diagnostic Services		X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes performance measurement services and performance management solutions revenue (in thousands):

	2004	2003	2002
For the years ended September 30:
Performance measurement services revenue	$28,159	$28,965	$31,631
Performance management solutions revenue	14,244	9,297	6,309

Total Revenue	$42,403	$38,262	$37,940

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Supplementary Data (Unaudited)

The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2004.

	2004
	Quarter Ended				Year Ended September 30, 2004
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
	(In thousands, except per share data)
Revenue	$9,723	$9,819	$10,714	$12,147	$42,403
Total operating expenses	9,689	9,182	9,771	11,746	40,388
Income from operations	34	637	943	401	2,015
Net income	667	1,169	1,494	1,317	4,647
Basic net income per share	$0.04	$0.06	$0.08	$0.07	$0.24
Diluted net income per share	$0.03	$0.06	$0.07	$0.06	$0.22

	2003
	Quarter Ended				Year Ended September 30, 2003
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
	(In thousands, except per share data)
Revenue	$9,758	$9,558	$9,432	$9,514	$38,262
Total operating expenses	13,919	13,336	11,697	9,504	48,456
Loss from operations	(4,161)	(3,778)	(2,265)	10	(10,194)
Net income (loss)	(1,997)	(2,117)	(1,263)	652	(4,725)
Basic and diluted net income (loss) per share	$(0.08)	$(0.09)	$(0.06)	$0.03	$(0.21)

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

KEYNOTE SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

CLASSIFICATION PERIOD	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO OPERATIONS	WRITE-OFFS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND BILLING ADJUSTMENTS FOR THE YEAR ENDED
September 30, 2004	$1,048,000	$216,000	$(506,000)	$758,000
September 30, 2003	$1,238,000	$525,000	$(715,000)	$1,048,000
September 30, 2002	$1,041,000	$2,022,000	$(1,825,000)	$1,238,000

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors is presented under the caption “Proposal No. 1—Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, and “Code of Ethics” in our definitive proxy statement in connection with our 2005 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference.

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

Item 14.    Principal Accountant Fees and Services

Information required by this item will be presented under the caption “Principal Accountant Fees and Services” in our definitive proxy statement. That information is incorporated into this report by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    Documents to be filed as part of this report:

(1)	Financial Statements (see index to Item 8).

(2)	Financial Statement Schedule.

The following financial statement schedule is filed as part of this report and should be read together with our consolidated financial statements:

Schedule II—Valuation and Qualifying Accounts

(3)	Exhibits

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

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
2.01	Agreement and Plan of Reorganization by and between Keynote, Vivid Acquisition Corporation, Vividence Corporation and the Shareholders’ Representative named therein	8-K	000-27241	11-29-04	2.01

2.02	Agreement and Plan of Reorganization dated as of August 18, 2000 by and among Keynote, Big Red Acquisition Corporation, Digital Content, L.L.C. and the members of Digital Content L.L.C.	8-K	000-27241	09-01-00	2.01

3.01	Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04

3.02	Bylaws.	14A	000-27241	01-19-00	Annex B

3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02

4.01	Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01

10.01	Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A

10.02	1996 Stock Option Plan.	S-1	333-82781	07-13-99	10.02

10.03	1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03

10.04	1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.	S-1	333-82781	08-23-99	10.04

10.05	1999 Employee Stock Purchase Plan and related forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension.	S-1	333-82781	08-23-99	10.05

10.06	401(k) Plan.	S-1	333-82781	07-13-99	10.06

10.07*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08

10.08*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01

21.01	Subsidiaries of Keynote.					X

23.01	Consent of KPMG LLP, Independent Auditors.					X

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 15 th day of December, 2004.

KEYNOTE SYSTEMS INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/s/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 15, 2004

Principal Financial and Accounting Officer:

/s/ PETER J. MALONEY Peter J. Maloney	Vice President and Chief Financial Officer	December 15, 2004

Additional Directors:

/s/ JENNIFER BOLT Jennifer Bolt	Director	December 15, 2004

/s/ DAVID COWAN David Cowan	Director	December 15, 2004

/s/ MOHAN GYANI Mohan Gyani	Director	December 15, 2004

/s/ GEOFFREY PENNEY Geoffrey Penney	Director	December 15, 2004

/s/ RAYMOND OCAMPO, JR. Raymond L Ocampo Jr	Director	December 15, 2004

/s/ DR. DEBORAH RIEMAN Dr. Deborah Rieman	Director	December 15, 2004