Form 10-Q
period 2004-12-31
KEYNOTE SYSTEMS INC
filed 2005-02-09
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of January 31, 2005
Common Stock, $.001 par value	20,048,823

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$26,129	$19,338
Short-term investments	123,554	128,779

Total cash, cash equivalents, and short-term investments	149,683	148,117
Accounts receivable, less allowance for doubtful accounts of $589 and $758 as of December 31, 2004 and September 30, 2004, respectively	5,912	6,138
Prepaid and other current assets	2,210	2,329

Total current assets	157,805	156,584
Property and equipment, net	34,492	34,573
Goodwill	24,665	24,442
Identifiable intangible assets, net	5,467	6,131

Total assets	$222,429	$221,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,495	$1,692
Accrued expenses	9,722	10,188
Current portion of capital lease obligation	78	80
Deferred revenue	7,228	7,741

Total current liabilities	18,523	19,701
Long term portion of capital lease obligation	29	35

Total liabilities	18,552	19,736

Commitments and contingencies - see Note 11
Stockholders’ equity:
Common stock	19	19
Treasury stock	(29)	(29)
Additional paid-in capital	341,033	339,734
Accumulated deficit	(136,618)	(137,409)
Accumulated other comprehensive loss	(528)	(321)

Total stockholders’ equity	203,877	201,994

Total liabilities and stockholders’ equity	$222,429	$221,730

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,
	2004	2003
Revenue:
Subscription services	$10,283	$8,671
Consulting and support services	3,305	1,052

Total revenue	13,588	9,723

Expenses:
Costs of subscription services	1,351	1,506
Costs of consulting and support services	2,609	803
Research and development	1,962	1,624
Sales and marketing	3,548	2,709
Operations	1,384	1,255
General and administrative	1,793	1,164
Excess occupancy costs	134	266
Amortization of identifiable intangible assets	664	362

Total expenses	13,445	9,689

Income from operations	143	34
Interest income and other, net	703	663

Income before provision for income taxes	846	697
Provision for income taxes	(55)	(30)

Net income	$791	$667

Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.03
Shares used in computing basic and diluted net income per share:
Basic	19,866	19,031
Diluted	21,357	20,435

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$791	$667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	793	1,088
Amortization of debt investment premium	794	1,017
Amortization of identifiable intangible assets	664	362
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	226	(331)
Prepaids and other current assets	(120)	116
Accounts payable and accrued expenses	122	(40)
Deferred revenue	(497)	1,439

Net cash provided by operating activities	2,773	4,318

Cash flows from investing activities:
Purchases of property, equipment and software	(712)	(405)
Purchase of businesses and assets, net	(385)	(582)
Sale of short-term investments	27,329	29,271
Purchases of short-term investments	(23,105)	(32,964)

Net cash provided by (used in) investing activities	3,127	(4,680)

Cash flows from financing activities:
Payment of capital leases	(8)	—
Proceeds from issuance of common stock and exercise of stock options	1,299	3,358
Final payment associated with prior year issuer tender offers	(400)	—

Net cash provided by financing activities	891	3,358

Net increase in cash and cash equivalents	6,791	2,996
Cash and cash equivalents at beginning of the period	19,338	23,242

Cash and cash equivalents at end of the period	$26,129	$26,238

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the results of operations and cash flows for the interim periods ended December 31, 2004 and 2003.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004 included in the Company’s Report on Form 10-K as filed with the SEC.

The results of operations and cash flows for any interim period are not necessarily indicative of the Company’s results of operations and cash flows for any other future interim period or for a full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowance for doubtful accounts and billing allowance and income taxes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Excess occupancy costs are fixed costs associated with the portion of the Company’s headquarters’ building which is not occupied by the Company, such as property taxes, insurance and depreciation. These particular costs, which are reduced by any rental income from the sublease of space in its headquarters building, represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 60% and 70% of the total rentable square footage of the headquarters’ building during the three months ended December 31, 2004 and 2003, respectively.

(2) Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that companies recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method). The Company is currently reviewing SFAS No. 123R to determine which fair-value –based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS No. 123R include either the modified prospective or the modified retrospective methods. SFAS No. 123R will be effective beginning in the Company’s fourth quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS No. 123R, management expects the adoption of SFAS No. 123R will lead to substantial additional compensation expense and, therefore, could have a material impact on its results of operations.

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, no compensation expense is recognized on the grant date, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying common stock.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and income per share for employee stock options granted have been estimated at the date of grant, using a Black Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options’ vesting period.

The Black Scholes option valuation model was developed for use in estimating the fair value of freely traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly sensitive assumptions including the expected life of options and the Company’s expected stock price volatility. Because the Company’s employee stock options and employee stock purchase plan shares have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable measure of the fair value of the Company’s employee stock options.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company’s pro forma information for the three months ended December 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net income, as reported	$791	$667
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,241)	(2,029)

Pro forma net loss	$(450)	$(1,362)

Net income (loss) per share:
Basic—as reported	$0.04	$0.04
Basic—pro forma	$(0.02)	$(0.07)
Diluted—as reported	$0.04	$0.03
Diluted—pro forma	$(0.02)	$(0.07)
Number of shares used in computing as reported and pro forma net income (loss) per share:
Basic—as reported	19,866	19,031
Basic—pro forma	19,866	19,031
Diluted—as reported	21,357	20,435
Diluted—pro forma	19,866	19,031

No tax effects were included in the determination of pro forma net income because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets. The effects on pro forma disclosures of applying SFAS No. 123 may not be representative of the effects on pro forma disclosures in future periods. The amounts reflected as stock-based compensation included in pro forma net loss for the three months ended December 31, 2003 have been revised from the historically reported amounts. The revision was required to correct an immaterial error in these amounts associated with the Company’s April 2001 Stock Repurchase Program under SFAS No. 123.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted are as follows:

	Three Months Ended December 31,
	2004	2003
Volatility	33.6%	38.6%
Risk-free interest rates	2.9%	2.1%
Expected life (in years)	2.5	2.5
Dividend yield	—	—

(3) Revenue Recognition

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to the Company’s e-business performance measurement services and performance management solutions. Subscription services revenue also consists of the subscription to use its technology for its WebEffective Intelligence Platform. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is first provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Subscription revenue related to the use of the WebEffective Intelligence Platform to conduct evaluations is recognized upon completion of each evaluation. Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable. The Company does not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Consulting and support services revenue consists of fees generated by the Company’s consulting and support services, and is recognized as the services are performed, typically over a period of one to three months. For most consulting projects that span more than one month, the Company recognizes revenue as milestones or deliverables are completed.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(4) Comprehensive Income

Comprehensive income includes net income, unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The functional currency of the Company’s foreign operations is the applicable local currency or United States dollar. Gains and losses from foreign currency transactions are reflected in the condensed consolidated statements of operations as incurred. The components of comprehensive income are as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Net income	$791	$667
Net unrealized loss on available-for-sale investments	(245)	(180)
Foreign currency translation gain	38	13

Comprehensive income	$584	$500

The tax effect on the foreign currency translation gain is immaterial.

(5) Financial Instruments and Concentration of Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued expenses and capital lease obligations, approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends as well as specifically identified accounts that are deemed uncollectible. In addition to the allowance for doubtful accounts, the Company maintains a billing allowance which represents the reserve for potential billing adjustments that are recorded as a reduction of revenue. The Company’s accounting for billing allowance represents a percentage of revenue based on historical trends and experience.

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

As of December 31, 2004 and 2003, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three months ended December 31, 2004 and 2003, no single customer accounted for more than 10% of the Company’s total revenue during each period. For the three months ended December 31, 2004 and 2003, the ten largest customers accounted for approximately 34% and 32% of total revenue, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(6) Investments

The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the quarter ended December 31, 2004. The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents. The following table summarizes the Company’s short-term investments in investment-grade debt securities as of December 31, 2004 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. federal and state governments and agencies	$55,696	$0	$(251)	$55,445
Corporate bonds and commercial paper	68,586	0	(477)	68,109

Total	$124,282	$0	$(728)	$123,554

The following table summarizes the contractual maturities of fixed maturity investments available for sale as of December 31, 2004 (in thousands). Expected maturities of debt securities and issuances will differ from contractual maturities of the debt securities and issuances because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Year ending December 31,	Amortized Cost	Estimated Fair Market Value
2005	$86,384	$86,046
2006	37,898	37,508

Total	$124,282	123,554

(7) Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill during the three months ended December 31, 2004 (in thousands):

Balance at September 30, 2004	$24,442
Adjustment to goodwill for the acquisition of NetRaker Corporation (see Note 9)	(16)
Adjustment to goodwill for the acquisition of Vividence Corporation (see Note 9)	239

Balance at December 31, 2004	$24,665

As of December 31, 2004, the net carrying value of identifiable intangible assets was approximately $5.5 million (net of accumulated amortization of approximately $12.4 million). The components of identifiable intangible assets are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of December 31, 2004:
Gross carrying value	$11,623	$6,000	$250	$17,873
Accumulated amortization	(8,158)	(3,998)	(250)	(12,406)

Net carrying value at December 31, 2004	$3,465	$2,002	$0	$5,467

As of September 30, 2004:
Gross carrying value	$11,623	$6,000	$250	$17,873
Accumulated amortization	(7,603)	(3,889)	(250)	(11,742)

Net carrying value at September 30, 2004	$4,020	$2,111	$0	$6,131

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Assuming no additional acquisitions and no impairment, the amortization expense for existing intangible assets as of December 31, 2004 is estimated to be approximately $1.8 million for the remainder of fiscal 2005, approximately $1.5 million for fiscal 2006, approximately $1.2 million for fiscal 2007, and approximately $1.0 million for fiscal 2008.

(8) Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase, summarized below. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended December 31,
	2004	2003
Numerator:
Net income	$791	$667
Denominator:
Denominator for basic net income per share—weighted average shares	19,866	19,031
Incremental common shares attributable to shares issuable under stock option plans	1,491	1,404

Denominator for diluted net income per share—weighted average shares	21,357	20,435

Net income per share—basic	$0.04	$0.04

Net income per share—diluted	$0.04	$0.03

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect would have been antidilutive (in thousands):

	Three months ended December 31,
	2004	2003
Shares outstanding under stock options	985	589

The weighted-average exercise price of excluded outstanding stock options was $34.05 and $47.50 for the three months ended December 31, 2004 and 2003, respectively. The weighted average purchase price of restricted stock was $2.06 for the three months ended December 31, 2004 and 2003.

(9) Acquisitions

In September 2004, the Company acquired Vividence Corporation (“Vividence”), a provider of web-based customer experience management for an initial cash payment of $20.0 million plus direct transaction costs of $572,000. The initial purchase price of $20.0 million, payable in cash, was reduced by approximately $400,000 which represented the preliminary difference between Vividence’s total assets and liabilities (“net assets”) as of the acquisition date after certain adjustments as defined in the Agreement and Plan of Reorganization dated September 10, 2004 (“Agreement and Plan”). The Company and the Shareholder’s Representative of Vividence are currently working on finalizing the amount representing the net assets as of the acquisition date. Both parties intend to resolve the matter pursuant of the terms of the Agreement and Plan and no later than March 31, 2005. Any difference in net assets as of the acquisition date will change the purchase price, however, pursuant to the Agreement and Plan, the initial purchase price cannot exceed $20.0 million. Any changes to purchase price will be recorded as a reduction or addition to goodwill. An additional contingent consideration payment of up to $6 million in cash could be made if certain revenue and profitability targets are achieved by the acquired business through September 30, 2005. The Company believes that this acquisition will enhance and broaden its customer experience management solutions for enterprise customers as well as allow it to target e-business marketing executives within Fortune 500 companies such as usability and market research managers. The Company and the Shareholder’s Representative of Vividence are working with a third party tax consultant in resolving several pre-acquisition sales and use tax matters. Any payment, if the tax matter is resolved by September 2005, would be the subject of a claim against the escrow by the Company. Based on its preliminary analysis, the Company believes that the matter will be resolved by September 2005 for a range between $350,000 to $750,000, although there can be no assurance as to the final outcome.

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including technology-based and customer-based intangible assets acquired. During the three months ended December 31, 2004, an adjustment of $239,000 was made to finalize the fair value of prepaid and other assets. This reduction in prepaid and other assets correspondingly increased goodwill. The following table summarizes the revised estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$678
Accounts receivable	431
Prepaid and other assets	304
Property and equipment	86
Customer-based intangible assets	1,680
Technology-based intangible assets	2,780
In-process research and development	241
Goodwill	18,642
Liabilities assumed:
Line of credit	(723)
Deferred revenue	(1,889)
Accrued employee compensation	(937)
Other liabilities assumed	(1,121)

Total purchase price, including direct acquisition costs	$20,172

The in-process research and development expense of $241,000 related to the estimated fair value of an acquired in-process research and development project in connection with the acquisition of Vividence. This project related to Vividence’s technology for its web-based customer research, which had not yet reached technological feasibility and had no alternative future use. The estimated fair value of this project was determined based on the avoided cost approach as of the acquisition date where the fair value of the acquired technology was equal to the costs which an acquirer would avoid spending in developing a similar functional technology. This amount was immediately expensed as of the acquisition date during the three months ended September 30, 2004.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the three months ended December 31, 2003, assuming Vividence had been acquired on October 1, 2003, (in thousands, except per share data):

Three months ended December 31, 2003
Revenue	$11,247

Net income	$97

Net income per share – basic	$0.01

Net income per share – diluted	$0.00

Shares used in pro forma per share computation - basic	19,031

Shares used in pro forma per share computation - diluted	20,435

In April 2004, the Company acquired NetRaker Corporation (“NetRaker”), a provider of online customer experience management solutions that help e-business managers measure, evaluate and improve the design and navigability of their websites. The total price of approximately $3.7 million included a $2.6 million initial cash payment made in April 2004, a second payment of approximately $530,000 based on the final calculation of the NetRaker net assets as of the closing date, and approximately $553,000 of direct acquisition costs. An additional contingent consideration cash payment of up to $7.9 million could be made if certain revenue and profitability targets are achieved by the acquired business during the twelve months ending March 31, 2005. Any additional payments would be recorded to purchase price. The Company believes this acquisition will enhance and broaden its customer experience management solutions for enterprise customers as well as allow it to target e-business marketing executives within Fortune 500 companies, such as usability and market research managers.

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including technology-based and customer-based intangible assets acquired. An adjustment of $16,000 was made in the three months ended December 31, 2004 between goodwill and deferred revenue to reflect an adjustment in a contract that was entered into prior to the Company’s acquisition of NetRaker. The following table summarizes the revised estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$12
Accounts receivable	150
Prepaid and other assets	104
Property and equipment	20
Customer-based intangible assets	165
Technology-based intangible assets	512
Goodwill	4,106
Liabilities assumed	(870)
Deferred revenue	(516)

Total purchase price, including direct acquisition costs	$3,683

Pro forma consolidated results of operations have not been presented for Netraker as the effect of this acquisition was not considered material to the three months ended December 31, 2003.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(10) Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2004 and 2003 was 6.5% and 4.3%, respectively.

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

(11) Commitments and Contingencies

(A) Leases

The Company leases certain of its facilities and equipment under noncancellable capital and operating leases, which expire on various dates through April 2008. As of December 31, 2004, future minimum payments under the leases are as follows (in thousands):

	Operating Leases	Capital Leases
Twelve months ended December 31:
2005	$247	$82
2006	128	29
2007	92	—
2008	17	—
Thereafter	—	—

Total minimum lease payments	$484	$111

less amounts representing interest		(4)

Present value of minimum lease payments		$107

Less current portion of obligation under capital lease		(78)

Obligation under capital and operating leases, less current portion		29

Rent expense for the three months ended December 31, 2004 and 2003 were approximately $130,000 and $95,000, respectively.

(B) Commitments

The Company has contingent commitments to 126 bandwidth and collocation providers amounting to $881,000 for 100 locations that represent one to fifteen months commitments. The commitments become due if the Company terminates any of these agreements prior to their expiration. At present, the Company does not intend to terminate any of these agreements prior to their expiration.

(C) Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by the Company. The settlement awaits approval by the Court. No amount is accrued as of December 31, 2004 and September 30, 2004, as the Company anticipates that it will be dismissed from the case as a result of the settlement.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(12) Stock Repurchase Program

The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, a total of 10.4 million shares had been repurchased as of December 31, 2004, for approximately $90.1 million. No repurchases occurred during the three months ended December 31, 2004 and 2003.

On January 27, 2005, the Company entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 2 million shares of the Company’s common stock, representing approximately 10% of the Company’s outstanding common stock, over a period of twelve months commencing as early as March 1, 2005.

As of December 31, 2004, the Company had authorization to repurchase up to approximately $39.9 million of its common stock pursuant to this stock repurchase program.

During the three months ended December 31, 2004, in accordance with its agreement between the Company and Goldman Sachs, the Company paid the final payment of $400,000 for costs associated with its previous issuer tender offers in fiscal 2003.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(13) Geographic and Segment Information

The Company has determined that it operates in a single reportable operating segment: the development and sale of services to measure, test, assure and improve the quality of service of web sites. While the Company operates under one operating segment, management reviews revenue under two categories – performance measurement services revenue (“measurement services”) and performance management solutions revenue (“management solutions”). Management continues to allocate resources based on the one operating segment.

The following table identifies which services fall under measurement services and management solutions and where they are recorded in the condensed consolidated statements of operations listed in alphabetical order:

	Subscription Services	Consulting and Support Services
Measurement Services:
Application Perspective Outside	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X

Management Solutions:
Application Perspective Private	X
Diagnostic Services		X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes measurement services and management solutions revenue (in thousands):

	2004	2003
For the three months ended December 31:
Measurement services revenue	$7,087	$7,053
Management solutions revenue	6,501	2,670

Total Revenue	$13,588	$9,723

International revenue was approximately 6% of total revenue for each of the three months ended December 31, 2004 and 2003, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(14) Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-1-1 which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for fiscal years ending after December 15, 2003 for investments accounted for under SFAS No. 115. Although the Company will continue to monitor the application of EITF 03-01, it does not currently believe adoption will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes”. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented, would affect its tax provision and deferred tax assets and liabilities. However, given the preliminary stage of its evaluation, it is not possible at this time to determine the amount, if any, that may be repatriated or the related potential income tax effects of such repatriation.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that companies recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method). The Company is currently reviewing SFAS No. 123R to determine which fair-value–based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS No. 123R include either the modified prospective or the modified retrospective methods. SFAS No. 123R will be effective beginning in the Company’s fourth quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS No. 123R, it expects the adoption will lead to substantial additional compensation expense and therefore could have a material impact on its results of operations. The accounting impact, had the Company chosen to apply the fair-value recognition provisions of SFAS No. 123, instead of the recognition provisions under APB Opinion No. 25, is described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

(15) Subsequent Event

On February 1, 2005, the Company acquired Hudson Williams Europe (“HWE”), a privately held e-business performance consulting firm based in the Netherlands, for a purchase price of approximately $260,000. An initial cash payment of approximately $210,000 was made to HWE as of the closing date. Pursuant to the Asset Purchase Agreement, approximately $50,000 of the purchase price is being held back and will be released on January 31, 2006. An additional contingent consideration cash payment of up to approximately $130,000 could be made if profitability targets are achieved by HWE through June 30, 2005. The Company believes that this acquisition will provide its European customers the same range of management solutions that it has been offering in North America.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section and in our annual report on Form 10-K for the fiscal year ended September 30, 2004, in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Impact Future Operating Results” and elsewhere in that report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We offer e-business performance measurement services (“measurement services”) and performance management solutions (“management solutions”) that enable corporate enterprises to measure, monitor, test and tune, diagnose and optimize their e-business systems both inside and outside the firewall. Keynote’s services provide enterprise customers with solutions enabling them to increase return on investment, save money and efficiently link information technology resources to e-business goals. Our solutions are comprised of three broad areas: customer experience management (CEM), service level management (SLM) and web monitoring and measurement which include a broad portfolio of cost-effective measurement, monitoring, performance management, load testing, content quality testing and usability testing services. Our customer experience management and service level management services represent our management solutions. Our web monitoring and measurement services represents our measurement services. Keynote’s goal is to empower customers to deliver an optimal experience to end-users and to gain competitive advantage, while helping them reduce unnecessary capital expenditures and leverage enterprise management software they already own.

Revenue consists of subscription services revenue and consulting and support services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing, customer experience, diagnostic and WebEffective Intelligence Platform services. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is first provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Subscription revenue related to the use of our WebEffective Intelligence Platform to conduct evaluations is recognized upon completion of each evaluation. Deferred revenue is comprised of all unearned revenue that has been collected, primarily unearned subscription services revenue, and is recorded as deferred revenue on our balance sheet until the revenue is earned. Any uncollected deferred revenue is offset against accounts receivable on our balance sheet. As of December 31, 2004, we had recorded approximately $7.2 million of deferred revenue. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized during free trial periods. For most consulting engagements that span more than one month, revenue is recognized as milestones or deliverables are completed. A majority of our subscription services revenue comes from our e-business performance measurement services, which include our Perspective services. Subscription services revenue also includes our Red Alert and NetMechanic monitoring and alarm services, Test Perspective, WebEffective Intelligence Platform, performance management subscription services, our private agent and application performance management services. Our customers purchase these services for an initial term of three to twelve months and then may renew on an annual, semi-annual, or month-to-month basis. Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We offer our consulting and support services on a per engagement basis. Consulting and support services revenue amounted to approximately 24% and 11% of total revenue for the three months ended December 31, 2004 and 2003, respectively. We believe that consulting and support services revenue may increase somewhat in the future as a percentage of total revenue, as our existing consulting and support services become more widely used, as a result of acquisitions of NetRaker, Hudson Williams, Vividence and Hudson Williams Europe and as we introduce additional services that require consulting expertise. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

We had total revenue of approximately $13.6 million and $9.7 million for the three months ended December 31, 2004 and 2003, respectively. We achieved net income of $791,000 and $667,000 for the three months ended December 31, 2004 and 2003, respectively. We had total expenses of approximately $13.4 million and $9.7 million for the three months ended December 31, 2004 and 2003, respectively. The increase in total expenses was mainly attributable to increased personnel costs related to the acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004 and higher spending on accounting and audit fees mainly attributable to the increasing cost of compliance requirements. The increase in total expenses was offset by a $300,000 reduction in personnel expenses related to a reduction in the required incurred but not reported claims reserve associated with our previous medical program that was partially self-funded by us. This partially self-funded medical program was terminated in March 2004, and we currently have a fully insured medical program. Our revision of the estimated incurred but not reported claims reserve was based on claims information provided by the previous insurance provider.

As of December 31, 2004 and 2003, no single customer accounted for more than 10% of our total accounts receivable. For the three months ended December 31, 2004 and 2003, no single customer accounted for more than 10% of total revenue during each period. For the three months ended December 31, 2004 and 2003, our ten largest customers accounted for approximately 34% and 32% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could decline significantly.

Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure.

Costs of consulting and support services consist of compensation expenses and related costs for consulting and support services personnel, external consulting costs to deliver our consulting and support services revenue, panel and reward costs associated with our WebEffective Intelligence Platform services, all load-testing bandwidth costs and related network infrastructure costs.

We believe that the challenges for our business include 1) increasing management solutions revenue while continuing to stabilize measurement services revenue, 2) integrating and realizing the anticipated benefits of our recent acquisitions and 3) controlling our expenses for the second quarter of fiscal 2005 at 2% to 4% lower than the first quarter of fiscal 2005, excluding expenses associated with our most recent acquisition of the business of Hudson Williams Europe.

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

The following table identifies which services are categorized as measurement services and management solutions and where they are recorded in our condensed consolidated statements of operations listed in alphabetical order):

	Subscription Services	Consulting and Support Services
Measurement Services:
Application Perspective Outside	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X

Management Solutions:
Application Perspective Private	X
Diagnostic Services		X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes measurement services and management solutions revenue (in thousands):

	2004	2003	% change
For the three months ended December 31:
Measurement services revenue	$7,087	$7,053	0%
Management solutions revenue	6,501	2,670	143%

Total Revenue	$13,588	$9,723	40%

Measurement services revenue increased by $34,000 for the three months ended December 31, 2004 as compared to the corresponding period in fiscal 2003. Measurement services revenue represented 52% and 73% of total revenue for the three months ended December 31, 2004 and 2003, respectively. The slight increase in measurement services revenue was mainly attributable to revenue from our Application Perspective service which was newly introduced in the second quarter of fiscal 2004 and increased subscriptions for our Transaction Perspective service. The decrease in the percentage of total revenue was mainly attributable to higher revenue in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 for management solutions revenue.

Management solutions revenue increased by approximately $3.8 million for the three months ended December 31, 2004 as compared to the corresponding period in fiscal 2003. Management solutions revenue represented 48% and 27% of total revenue for the three months ended December 31, 2004 and 2003, respectively. The increase in management solutions revenue as listed in descending order of impact, was mainly attributable to our acquisitions of NetRaker in April 2004 and Vividence in September 2004, as well as increases in revenue from our Wireless Perspective and our Enterprise Solutions.

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

Revenue Recognition

Substantially all of our revenue is derived from three sources: (1) subscriptions to our monitoring and measurement services, otherwise known as subscription revenue, (2) subscription for the use of our technology for our WebEffective Intelligence Platform which is also recorded as subscription revenue, and (3) providing services including consulting services, training, premium support and other miscellaneous items.

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, Emerging Issue Task Force (“EITF”) Issue 00-21, and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, where applicable. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) service has occurred or milestone or deliverable has been completed, (3) the fee is fixed or determinable, and (4) collectibility is probable.

One of the critical judgments we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis considering past payment history and credit history. The timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

We recognize our subscription services revenue, which is generally deferred upon invoicing, ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Subscription revenue related to the use of the WebEffective Intelligence Platform to conduct evaluations is recognized upon completion of each evaluation. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods.

We recognize our consulting and support services revenue ratably as the services are performed, typically over a period of one to three months. For most consulting engagements that span more than one month, we generally recognize revenue as milestones or deliverables are completed.

Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue and is recorded as deferred revenue on our balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable.

Allowance for Doubtful Accounts and Billing Allowance

Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $589,000, or 9% of total accounts receivable, and approximately $1.1 million, or 18% of total accounts receivable, as of December 31, 2004 and 2003, respectively. The decrease in our allowance for doubtful accounts and billing allowance is primarily due to improved collection efforts.

Our accounting policy for our allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice of the accounts receivable aging, each customer’s expected ability to pay and our collection history with each customer. We review invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage, based on historical collection trends, to the outstanding accounts receivable balance as well as specifically identified accounts that are deemed uncollectible.

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

We perform goodwill impairment tests on an annual basis, and between annual tests in certain circumstances for our single reporting unit. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period;

•	our market capitalization relative to net book value

We performed an annual impairment review during the fourth quarter in both fiscal 2003 and 2004. We did not record an impairment charge based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value. The goodwill recorded on the Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004 was approximately $24.7 million as compared to $501,000 as of December 31, 2003.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. At present, our deferred tax assets have been offset by a full valuation allowance because of our history of losses through fiscal 2003, limited number of profitable quarters and the impact of acquisitions on our quarterly results. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the result would be a positive adjustment to earnings in the period such determination is made.

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

	Three months ended December 31,
	2004	2003
Revenue:
Subscription services	75.7%	89.2%
Consulting and support services	24.3	10.8

Total revenue	100.0	100.0
Expenses:
Costs of subscription services	9.9	15.5
Costs of consulting and support services	19.2	8.3
Research and development	14.4	16.7
Sales and marketing	26.1	27.9
Operations	10.2	12.9
General and administrative	13.2	12.0
Excess occupancy costs	1.0	2.7
Amortization of identifiable intangible assets and stock-based compensation	4.9	3.7

Total expenses	98.9	99.7
Income from operations	1.1	0.3
Interest income, net	5.2	6.8

Net income before provision for income taxes	6.3	7.1
Provision for income taxes	(0.4)	(0.3)

Net income	5.9%	6.8%

Our results improved by $124,000, from a net income of $667,000 for the three months ended December 31, 2003 to a net income of $791,000 for the three months ended December 31, 2004. Total revenue increased by approximately $3.9 million or 40%, from approximately $9.7 million for the three months ended December 31, 2003 to approximately $13.6 million for the three months ended December 31, 2004. Total expenses increased by approximately $3.8 million or 39%, from approximately $9.7 million for the three months ended December 31, 2003 to approximately $13.4 million for the three months ended December 31, 2004. The increase in total expenses was mainly attributable to increased personnel costs related to the acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004 and higher spending on accounting and audit fees mainly attributable to the increasing cost of compliance requirements. The increase in total expenses was offset by a $300,000 reduction in personnel expenses related to our estimate of the required reserve needed for incurred but not reported claims associated with our previous medical program that was partially self-funded by us. This partially self-funded medical program was terminated in March 2004, and we currently have a fully insured medical program.

We anticipate that total expenses for the second quarter of fiscal 2005 will decrease slightly compared to the first quarter of fiscal 2005 excluding costs associated with the acquisition of the business of Hudson Williams Europe in February 2005.

Revenue

	2004	2003	% Change
	(in thousands)
For the three months ended December 31:
Subscription services	$10,283	$8,671	19%
Consulting and support services	3,305	1,052	214%

Total revenue	$13,588	$9,723	40%

Subscription Services. Revenue from subscription services increased approximately $1.6 million for the three months ended December 31, 2004 as compared to the same period in fiscal 2004. The increase in subscription services revenue was mainly attributable to increases in our subscription based management solutions services. These increases, as listed in descending order of impact, were mainly from our WebEffective Intelligence Platform Services due to our recent acquisitions of NetRaker in April 2004 and Vividence in September 2004, our Wireless Perspective, our Transaction Perspective, our Enterprise Solutions, and our Application Perspective services, offset by a decrease in our Website Perspective services. At the end of December 31, 2004, we measured for revenue 8,661 page measurements or URLs, and 7,451 internet-connected devices. At the end of December 31, 2003, we measured for revenue 7,231 URLs and 7,897 internet-connected devices.

Consulting and Support Services. Revenue from consulting and support services increased approximately $2.3 million for the three months ended December 31, 2004 as compared to the same period in fiscal 2004. The increase in consulting and support services revenue was primarily due to increased contribution from our WebEffective Intelligence Platform services due to our recent acquisitions of NetRaker and Vividence. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, consulting and support services revenue are less predictable than subscription services revenue and may vary from period to period.

Expenses:

Costs of Subscription and Consulting and Support Services

	2004	2003	% Change
	(In thousands)
For the three months ended December 31:
Costs of subscription services	$1,351	$1,506	(10)%
Costs of consulting and support services	$2,609	$803	225%

Costs of Subscription Services. Costs of subscription services decreased $155,000 for the three months ended December 31, 2004 as compared to the same period in fiscal 2004 and represented 13% and 17% of subscription services revenue for the three months ended December 31, 2004 and 2003, respectively. The decrease was due to reduced costs for bandwidth and a decrease in depreciation expenses, partially offset by costs associated with our NetRaker and Vividence acquisitions.

Costs of Consulting and Support Services. Costs of consulting and support services increased approximately $1.8 million for the three months ended December 31, 2004 as compared to the corresponding period in fiscal 2004, and represented 79% and 76% of consulting and support services revenue for the three months ended December 31, 2004 and 2003, respectively. The increase in costs of consulting and support services for the three months ended December 31, 2004 as compared to the corresponding period in fiscal 2004 was primarily due to additional personnel and consulting costs associated with our acquisitions of NetRaker in April 2004, Hudson Williams in July 2004, and Vividence in September 2004.

Research and Development

	2004	2003	% Change
	(In thousands)
For the three months ended December 31:
Research and development	$1,962	$1,624	21%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased $338,000 for the three months ended December 31, 2004 as compared to the corresponding period in fiscal 2004. The increase in research and development expenses was mainly attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the second quarter of fiscal 2005 will remain comparable to those of the first quarter of fiscal 2005.

Sales and Marketing

	2004	2003	% Change
	(In thousands)
For the three months ended December 31:
Sales and marketing	$3,548	$2,709	31%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased $839,000 for the three months ended December 31, 2004 as compared to the corresponding period in fiscal 2004. The increase for the three months ended December 31, 2004 as compared to the corresponding period in fiscal 2004 was mainly attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. We believe that sales and marketing expenses in absolute dollars for the second quarter of fiscal 2005 will decrease slightly compared to the first quarter of fiscal 2005 due to the fact that the expense for the 2004 Global Internet Performance Conference event that was held in the first quarter of fiscal 2005 will not be incurred in the second quarter of fiscal 2005.

Operations

	2004	2003	% Change
	(In thousands)
For the three months ended December 31:
Operations	$1,384	$1,255	10%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic customer support during the business day. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $129,000 for the three months ended December 31, 2004 as compared to the corresponding period in fiscal 2004. The increase in operations expenses was primarily attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. We believe that operations expenses in absolute dollars for the second quarter of fiscal 2005 will remain comparable to the first quarter of fiscal 2005.

General and Administrative

	2004	2003	% Change
	(In thousands)
For the three months ended December 31:
General and administrative	$1,793	$1,164	54%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $629,000 for the three months ended December 31, 2004 as compared to the same period in fiscal 2004. The increase in our general and administrative expenses was primarily attributable to increased costs for corporate governance, compliance requirements, audit work and temporary personnel costs associated with our Vividence acquisition in September 2004. We believe that general and administrative expenses for the second quarter of fiscal 2005 will decrease slightly as compared to the first quarter of fiscal 2005 due to lower temporary personnel costs.

Excess Occupancy Costs

	2004	2003	% Change
	(In thousands)
For the three months ended December 31:
Excess occupancy costs	$134	$266	(50)%

Excess occupancy costs are fixed expenses associated with the portion of our headquarters’ building not occupied by us, such as property taxes, insurance, and depreciation. These particular expenses are reduced by the rental income from the sublease of space in our headquarters’ building. Rental income from the sublease of space has increased as well. The costs are based on the actual unoccupied square footage, which were 60% and 70% of the total rentable square footage of the headquarters’ building for the three months ended December 31, 2004 and 2003, respectively.

Amortization of Identifiable Intangible Assets

	2004	2003	% Change
	(In thousands)
For the three months ended December 31:
Amortization of identifiable intangible assets	$664	$362	83%

As of December 31, 2004 and 2003, we had identifiable intangible assets with a gross carrying value of approximately $17.9 million and $12.1 million, respectively. Amortization of identifiable intangible assets increased by $302,000 mainly due to our recent acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. As of December 31, 2004 and 2003, the net carrying value of identifiable intangible assets was approximately $5.5 million and $1.9 million, respectively.

We review our identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We expect the amortization of intangible assets to be approximately $700,000 for the second quarter of fiscal 2005, assuming no additional acquisitions, changes in preliminary purchase price allocations or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of December 31, 2004, as listed in the table below, will be fully amortized by September 2008 (in thousands).

	Technology Based	Customer Based	Total
Net carrying value at December 31, 2004	$3,465	$2,002	$5,467

Interest Income and Other, Net

	2004	2003	% Change
	(In thousands)
For the three months ended December 31:
Interest income and other, net	$703	$663	6%

Interest income and other, net, increased $40,000 for the three months ended December 31, 2004 as compared to the corresponding period in fiscal 2004. The increase in interest income and other, net, was primarily attributable to increasing investment yields resulting from higher market interest rates earned on our invested cash. Substantially all of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. The weighted average interest rate earned on our invested funds increased to 2.02% in the first quarter of fiscal 2005 compared to the 1.8% earned during the same period in fiscal 2004.

Provision for Income Taxes

	2004	2003	% Change
	(In thousands)
For the three months ended December 31:
Provision for income taxes	$55	$30	83%

Provision for income taxes increased by $25,000 for the three months ended December 31, 2004, as compared to the comparable period in fiscal 2004. The increase was attributable to alternative minimum tax and state tax associated with the net income generated during the three months ended December 31, 2004. Our effective tax rate for the three months ended December 31, 2004 and 2003 was 6.5% and 4.3%, respectively.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in the future. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. We are currently evaluating the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides further clarifying language on key elements of the provision.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments

	As of December 31, 2004	As of September 30, 2004
	(In thousands)
Cash, cash equivalents and short-term investments	$149,683	$148,117
Accounts receivable, net	$5,912	$6,138
Working capital	$139,282	$136,883
Days sales in accounts receivable (DSO) (a)	40	45

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

	2004	2003
	(In thousands)
For the three months ended December 31:
Cash provided by operating activities	$2,773	$4,318
Cash provided by (used in) investing activities	$3,127	$(4,680)
Cash provided by financing activities	$891	$3,358

Cash, cash equivalents and short-term investments

As of December 31, 2004, we had approximately $26.1 million in cash and cash equivalents and approximately $123.6 million in short-term investments, for a total of approximately $149.7 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better. The increase in cash, cash equivalents and short-term investments for the three months ended December 31, 2004 was primarily due to approximately $2.8 million from cash flow from operating activities, $3.1 million from investing activities primarily related to sales of short term investments and approximately $900,000 from cash flow from financing activities. The largest uses of cash from investing activities during the three months ended December 31, 2004 were the purchases of property and equipment of $712,000 and $385,000 for additional direct costs associated with our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004.

Cash provided by operating activities

For the three months ended December 31, 2004, net cash provided by operating activities was approximately $2.8 million which was mainly due to net income, excluding all non-cash amortization and depreciation charges, a decrease in accounts receivable of $226,000, and increase of accounts payable and accrued expenses of $122,000, partially offset by a decrease in deferred revenue of $497,000 and an increase of prepaids and other assets of $120,000. The decrease in accounts receivable was mainly attributable to lower DSO for the period. The increase in accounts payable and accrued expenses was mainly attributable to an increased spending in legal and audit services related to regulatory compliance and acquisitions. The decrease in deferred revenue was mainly attributable to less consulting engagements that span quarters. The increase in prepaids and other assets was mainly attributable to higher prepaid insurance costs.

Cash used in investing activities

For the three months ended December 31, 2004, net cash provided in our investing activities was approximately $3.1 million. We realized a net amount of approximately $4.2 million on the net sale of short-term investments. We utilized approximately $712,000 to purchase property and equipment, primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have rented in our headquarters building. We utilized $385,000, mainly for payments of direct costs associated with our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004.

Cash provided by financing activities

For the three months ended December 31, 2004, net cash provided by our financing activities was $891,000. We received approximately $1.3 million from the issuance of common stock, associated with our employee stock option plan. Our board of directors has approved a program to repurchase shares of our common stock, and pursuant to the stock repurchase program, a total of 10.4 million shares were repurchased between January 2001 and December 2004 for an aggregate price of approximately $90.1 million. As of December 31, 2004, approximately $39.9 million was available to repurchase shares of our common stock pursuant to this stock repurchase program. On January 25, 2005, we announced that we would be entering into a trading plan with a broker intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, for the broker to repurchase up to 2 million shares of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 over a twelve month period. We utilized $400,000 to pay the final costs associated with our previous issuer tender offers in fiscal 2003.

Commitments

As of December 31, 2004, our principal commitments consisted of $595,000 in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in June 2007. Additionally, we had contingent commitments to 126 bandwidth and collocation providers amounting to $881,000 for 100 locations ranging from one to fifteen months commitments, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million related to our operations and headquarters building for the second quarter of fiscal 2005, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2004 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Contractual Obligations Leases	$595	$329	$249	$17	$—
Commercial Commitments Bandwidth and Collocation	881	864	17	—	—

Total	$1,476	$1,193	$266	$17	$—

As of December 31, 2004, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

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

Recently Issued Accounting Pronouncement

In March 2004, the Emerging Issues Task Force reached consensus on Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 03-1-1 which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for fiscal years ending after December 15, 2003 for investments accounted for under SFAS No. 115. Although we will continue to monitor the application of EITF 03-01, we do not currently believe adoption will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes”. We are currently evaluating the repatriation provisions of AJCA, which if implemented, would affect our tax provision and deferred tax assets and liabilities. However, given the preliminary stage of our valuation, it is not possible at this time to determine the amount, if any, that may be repatriated or the related potential income tax effects of such repatriation.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that companies recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method). We are currently reviewing SFAS No. 123R to determine which fair-value–based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS No. 123R include either the modified prospective or the modified retrospective methods. SFAS No. 123R will be effective beginning our fourth quarter of fiscal 2005. Although we will continue to evaluate the application of SFAS No. 123R, we expect the adoption will lead to substantial additional compensation expense and therefore will have a material impact on our results of operations. The accounting impact, had we chosen to apply the fair-value recognition provisions of SFAS No. 123, instead of the recognition provisions under APB Opinion No. 25, is described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Factors That May Impact Future Results

We have incurred in the past and may in the future continue to incur losses, and we may not sustain profitability.

Although we have been profitable since the fourth quarter of fiscal 2003, we have experienced operating losses in each quarterly period since inception through the third quarter of fiscal 2003. We may not be able to sustain operating profitability in the future. We generated net income of approximately $791,000 for the three months ended December 31, 2004, and as of December 31, 2004, we had an accumulated deficit of $136.6 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2004, we had approximately $5.5 million of net identifiable intangible assets and approximately $24.7 million of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

Changes in accounting rules could affect our future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the Securities and Exchange Commission (“SEC”), who interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on our results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which will be effective for us in our fourth quarter of fiscal 2005. Although we will continue to evaluate the application of SFAS 123R, we expect the adoption to have a material adverse affect on our results of operations. Note 2 of the Condensed Consolidated Financial Statements shows the impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 2.

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

Sales of our e-business performance measurement services, primarily our Web Site Perspective-Business Edition and Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our performance measure services and performance management solutions. While total revenue has been increasing for the past six quarters, our measurement services revenue has experienced declines from historic levels. If these revenue continues to decline, our operating results could suffer if we are not able to increase revenues from other services.

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

The market for e-business performance measurement services and management solutions is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer software and services with features similar to our services such as Mercury Interactive, Gomez Advisors, Segue Software, WatchFire and a variety of small companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

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

Our ten largest customers accounted for approximately 34% and 32% of our total revenue for the three months ended December 31, 2004 and 2003, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

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

We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although we, and a number of other technology companies, have implemented workforce reductions, there remains substantial competition for highly skilled employees. In addition, Vividence had approximately 50 employees, and some of these employees have decided not to continue to work with us. Because the Vividence business is an area in which we have little experience, it will be important for us to retain the key personnel from this company and we cannot ensure that we will be successful in doing so. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

If the market does not accept our professional services, our results of operations could be harmed.

Consulting and support services revenue represented approximately 24% and 11% of total revenue for the three months ended December 31, 2004 and 2003, respectively. We have recently added to our consulting services with our acquisitions of NetRaker Corporation in April 2004, Hudson-Williams Corporation in July 2004, and Vividence Corporation in September 2004. In the past, the cost of consulting and support services has, at times, exceeded our consulting revenue. We will also need to successfully market these services to potential customers in order to increase consulting revenue. Each consulting engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of consulting and support services revenue recognized in any particular quarter. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering consulting services, because this area is very competitive, and because we have limited experience in delivering consulting services, we may not succeed in selling these services.

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

Our measurement computers that we use to provide many of our services are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Although we operate these computers remotely from our San Mateo, California operations center, we do not own or operate the facilities, and we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or are acquired. In addition, if our measurement computers cease to function properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.

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

We believe we must expand the sales of our services outside the United States. Although we completed our first international acquisition in February 2005, to date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 6% of our total revenue for each of the three months ended December 31, 2004 and 2003, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

We currently do not occupy approximately 60% of our headquarters building in San Mateo, California. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our building operating costs. In addition, we have previously incurred a charge for the write-down of the building, and, if the real estate market continues to deteriorate, we may incur charges for future write-downs. Any such charge could harm our results of operations.

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

We are in the process of reviewing our internal controls and procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, when and as such requirements become applicable to us. We are continuing to evaluate, and where appropriate, enhance, our written policies and procedures and internal controls. If we fail to maintain the adequacy of our internal controls as such standards are modified, supplemented or amended form time to time, we may not be able to provide accurate financial statements and comply with the Sarbanes-Oxley Act of 2002. Any failure to maintain the adequacy of our internal controls and provide accurate financial statements would cause the trading price of our common stock to decrease substantially.

Item 3.	Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of December 31, 2004, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $274,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies as of December 31, 2004. We do not enter into derivative transactions for trading or speculative purposes.

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

(b) Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the first quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payment by us. The settlement awaits approval by the Court.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 9th day of February 2005.

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