Form 10-Q
period 2005-03-31
KEYNOTE SYSTEMS INC
filed 2005-05-10
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of April 29, 2005
Common Stock, $.001 par value	20,252,324

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$24,520	$9,932
Short-term investments	124,825	138,185

Total cash, cash equivalents, and short-term investments	149,345	148,117

Accounts receivable, less allowance for doubtful accounts of $588 and $758 as of March 31, 2005 and September 30, 2004, respectively	7,746	6,138
Prepaid and other current assets	1,894	2,329

Total current assets	158,985	156,584

Property and equipment, net	34,415	34,573
Goodwill	26,494	24,442
Identifiable intangible assets, net	4,854	6,131

Total assets	$224,748	$221,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,624	$1,692
Accrued expenses	10,903	10,188
Current portion of capital lease obligation	70	80
Deferred revenue	7,397	7,741

Total current liabilities	19,994	19,701
Long term portion of capital lease obligation	25	35

Total liabilities	20,019	19,736

Commitments and contingencies - see Note 11
Stockholders’ equity:
Common stock	20	19
Treasury stock	(2,345)	(29)
Additional paid-in capital	343,348	339,734
Accumulated deficit	(135,621)	(137,409)
Accumulated other comprehensive loss	(673)	(321)

Total stockholders’ equity	204,729	201,994

Total liabilities and stockholders’ equity	$224,748	$221,730

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenue:
Subscription services	$9,962	$8,941	$20,414	$17,736
Professional services	3,203	878	6,339	1,806

Total revenue	13,165	9,819	26,753	19,542

Costs and Expenses:
Costs of subscription services	1,309	1,298	2,660	2,804
Costs of professional services	2,440	765	4,868	1,437
Research and development	2,074	1,634	4,036	3,258
Sales and marketing	2,987	2,278	6,535	4,987
Operations	1,440	1,360	3,005	2,746
General and administrative	1,841	1,221	3,634	2,385
Excess occupancy costs	114	254	248	520
Amortization of identifiable intangible assets	677	372	1,341	734

Total expenses	12,882	9,182	26,327	18,871

Income from operations	283	637	426	671
Interest income and other, net	783	662	1,486	1,325

Income before provision for income taxes	1,066	1,299	1,912	1,996

Provision for income taxes	(69)	(130)	(124)	(160)

Net income	$997	$1,169	$1,788	$1,836

Net income per share:
Basic	$0.05	$0.06	$0.09	$0.10
Diluted	$0.05	$0.06	$0.08	$0.09

Shares used in computing basic and diluted net income per share:
Basic	20,096	19,341	19,979	19,187
Diluted	21,214	20,833	21,276	20,637

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,788	$1,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,594	2,013
Amortization of debt investment premium	1,793	2,137
Amortization of identifiable intangible assets	1,341	734
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(1,487)	(319)
Prepaids and other current assets	233	208
Accounts payable and accrued expenses	(299)	347
Deferred revenue	(352)	1,414

Net cash provided by operating activities	4,611	8,370

Cash flows from investing activities:
Purchases of property and equipment	(1,436)	(936)
Purchase of businesses and assets, net	(681)	(560)
Sale of short-term investments	70,520	92,646
Purchases of short-term investments	(59,305)	(106,211)

Net cash provided by (used in) investing activities	9,098	(15,061)

Cash flows from financing activities:
Payment of capital leases	(20)	—
Proceeds from issuance of common stock and exercise of stock options	3,620	5,055
Repurchase of outstanding common stock	(2,321)	—
Final payment associated with prior year tender offers	(400)	—

Net cash provided by financing activities	879	5,055

Net increase in cash and cash equivalents	14,588	(1,636)
Cash and cash equivalents at beginning of the period	9,932	19,642

Cash and cash equivalents at end of the period	$24,520	$18,006

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the results of operations and cash flows for the interim periods ended March 31, 2005 and 2004.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowance for doubtful accounts, billing allowance and income taxes. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Excess occupancy costs are fixed costs associated with the portion of the Company’s headquarters’ building, which is not occupied by the Company, such as property taxes, insurance and depreciation. These particular costs, which are reduced by rental income from the sublease of space in its headquarters’ building, represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 60% and 70% of the total rentable square footage of the headquarters’ building during the three and six months ended March 31, 2005 and 2004, respectively.

Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, and Condensed Consolidated Statement of Cash Flows have been reclassified to conform to current year presentation. The Company reclassified approximately $9.4 million in auction rate securities from cash and cash equivalents to short-term investments on the fiscal 2004 consolidated balance sheet. The Company also reclassified $7.8 million and $3.6 million in auction rate securities from cash and cash equivalents to short-term investments as of March 31, 2004 and September 30, 2003, respectively, which decreased cash flows from investing activities by $4.2 million in the condensed consolidated statement of cashflows for the six months ended March 31, 2004. The reclassification of short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows.”

(2) Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” and in March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Topic 14: Share-Based Payment, that address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. These new rules eliminate the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating these new rules to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in these new rules include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method requires that compensation expense be recorded for stock options and restricted stock for all periods presented. SFAS 123R and SAB 107 will be effective for the Company beginning in its first quarter of fiscal year 2006. Although the Company will continue to evaluate the application of SFAS 123R and SAB 107, management expects the adoption to have a material impact on the Company’s results of operations.

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, no compensation expense is recognized, when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying common stock on the grant date.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and income per share for employee stock options granted and employee stock purchase plan share purchases have been estimated at the date of grant and beginning of the period, respectively, using a Black Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income over the options’ vesting period and the shares plan period.

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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company’s pro forma information for the three and six months ended March 31, 2005 and 2004, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$997	$1,169	$1,788	$1,836
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(751)	(1,668)	(2,057)	(3,757)

Pro forma net income (loss)	$246	$(499)	$(269)	$(1,921)

Net income (loss) per share:
Basic—as reported	$0.05	$0.06	$0.09	$0.10
Basic—pro forma	$0.01	$(0.03)	$(0.01)	$(0.10)
Diluted—as reported	$0.05	$0.06	$0.08	$0.09
Diluted—pro forma	$0.01	$(0.03)	$(0.01)	$(0.10)
Number of shares used in computing as reported and pro forma net income (loss) per share:

Basic—as reported	20,096	19,341	19,979	19,187
Basic—pro forma	20,096	19,341	19,979	19,187
Diluted—as reported	21,214	20,833	21,276	20,637
Diluted—pro forma	20,796	19,341	19,979	19,187

No tax effects were included in the determination of pro forma net income (loss) because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets. The effects on pro forma disclosures of applying SFAS No. 123 may not be representative of the effects on pro forma disclosures in future periods.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchases are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Volatility—stock options	33.6%	34.7%	33.6%	37.4%
Volatility—stock purchases	33.0%	33.0%	33.0%	33.0%
Risk-free interest rates—stock options	3.5%	2.0%	3.2%	2.1%
Risk-free interest rates—stock purchases	1.7%	2.0%	1.7%	2.0%
Expected life (in years)—stock options	2.5	2.5	2.5	2.5
Expected life (in years)—stock purchases	0.91	1.56	0.91	1.56
Dividend yields	—	—	—	—

3) Revenue Recognition

Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to the Company’s e-business performance measurement services and performance management solutions. Subscription services revenue also consists of the subscription to use its technology for its WebEffective Intelligence Platform. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period,

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

commencing on the day service is first provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Subscription revenue related to the use of the WebEffective Intelligence Platform to conduct evaluations is recognized upon completion of each evaluation. Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable. The Company does not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Professional services revenue consists of fees generated by the Company’s professional services, and is recognized as the services are performed, typically over a period of one to three months. For most consulting projects that span more than one month, the Company recognizes revenue as milestones or deliverables are completed.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income	$997	$1,169	$1,788	$1,836
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	(129)	214	(374)	34
Foreign currency translation gain (loss)	(16)	22	22	35

Other comprehensive income (loss)	(145)	236	(352)	69

Total comprehensive income	$852	$1,405	$1,436	$1,905

The tax effect on the foreign currency translation gain (loss) is immaterial.

(5) Financial Instruments and Concentration of Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations, approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

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

As of March 31, 2005 and 2004, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three and six months ended March 31, 2005 and 2004, no single customer accounted for more than 10% of the Company’s total revenue during each period. For the three months ended March 31, 2005 and 2004, the ten largest customers accounted for approximately 37% and 34% of total revenue, respectively. For the six months ended March 31, 2005 and 2004, the ten largest customers accounted for approximately 35% and 32% of total revenue, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(6) Investments

The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities and issuances and auction rate securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the quarter ended March 31, 2005. The Company considers all highly liquid investments held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of three months or less to be cash equivalents. The following table summarizes the Company’s short-term investments as of March 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. federal and state governments and agencies	$60,679	$—	$(262)	$60,417
Corporate bonds and commercial paper	65,003	—	(595)	64,408

Total	$125,682	$—	$(857)	$124,825

The following table summarizes the contractual maturities of fixed maturity investments available for sale as of March 31, 2005 (in thousands). Expected maturities of debt securities and issuances and auction rate securities will differ from contractual maturities of the debt securities and issuances and auction rate securities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Year ending March 31,
2006	$103,497	$102,937
2007	22,185	21,888

Total	$125,682	$124,825

The following table summarizes the Company’s short-term investments as of September 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. federal and state governments and agencies	$57,462	$—	(176)	$57,286
Corporate bonds and commercial paper	81,206	40	(347)	80,899

Total	$138,668	$40	$(523)	$138,185

7) Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill during the six months ended March 31, 2005 (in thousands):

Balance at September 30, 2004	$24,442
Adjustment to goodwill for the acquisition of NetRaker Corporation (see Note 9)	1,659
Adjustment to goodwill for the acquisition of Vividence Corporation (see Note 9)	201
Additional goodwill for acquisition of the business of Hudson Williams Europe (see Note 9)	192

Balance at March 31, 2005	$26,494

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2005, the net carrying value of identifiable intangible assets was approximately $4.9 million (net of accumulated amortization of approximately $13.1 million). The components of identifiable intangible assets are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of March 31, 2005:
Gross carrying value	$11,623	$6,064	$250	$17,937
Accumulated amortization	(8,633)	(4,200)	(250)	(13,083)

Net carrying value at March 31, 2005	$2,990	$1,864	$0	$4,854

As of September 30, 2004:
Gross carrying value	$11,623	$6,000	$250	$17,873
Accumulated amortization	(7,603)	(3,889)	(250)	(11,742)

Net carrying value at September 30, 2004	$4,020	$2,111	$0	$6,131

Assuming no additional acquisitions and no impairment, the amortization expense for existing intangible assets as of March 31, 2005 is estimated to be approximately $1.1 million for the remainder of fiscal 2005, approximately $1.5 million for fiscal 2006, approximately $1.2 million for fiscal 2007, and approximately $1.1 million for fiscal 2008.

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

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Numerator:
Net income	$997	$1,169	$1,788	$1,836

Denominator:
Denominator for basic net income per share—weighted average shares	20,096	19,341	19,979	19,187
Incremental common shares attributable to shares issuable under stock option plans	1,118	1,492	1,297	1,450

Denominator for diluted net income per share—weighted average shares	21,214	20,833	21,276	20,637

Net income per share—basic	$0.05	$0.06	$0.09	$0.10

Net income per share—diluted	$0.05	$0.06	$0.08	$0.09

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect would have been antidilutive (in thousands):

	Three months ended, March 31		Six months ended March 31,
	2005	2004	2005	2004
Shares outstanding under stock options	1,684	609	1,474	621

The weighted-average exercise price of excluded outstanding stock options was $24.23 and $46.42 for the three months ended March 31, 2005 and 2004 and $25.90 and $45.80 for the six months ended March 31, 2005 and 2004, respectively. The weighted average purchase price of restricted stock was $2.06 for the three and six months ended March 31, 2005 and 2004.

(9) Acquisitions

On February 1, 2005, the Company acquired Hudson Williams Europe (“HWE”), a privately held e-business performance consulting firm based in the Netherlands, for a purchase price of approximately $260,000 plus direct transaction costs of $131,000. An initial cash payment of approximately $210,000 was made to HWE as of the closing date. Pursuant to the Asset Purchase Agreement, approximately $50,000 of the purchase price is being held back and will be released on January 31, 2006. An additional contingent consideration cash payment of up to approximately $130,000 could be made if profitability targets are achieved by HWE through June 30, 2005. The Company believes that this acquisition will provide its European customers the same range of management solutions that it has been offering in North America. The purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including customer-based intangible assets acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$86
Accounts receivable	121
Prepaid and other assets	37
Customer-based intangible assets	64
Goodwill	192
Liabilities assumed:
Accounts payable & accrued liabilities	(85)
Deferred revenue	(24)

Total purchase price, including direct acquisition costs	$391

In September 2004, the Company acquired Vividence Corporation (“Vividence”), a provider of web-based customer experience management for an initial cash payment of $20.0 million plus direct transaction costs of $572,000. The initial purchase price of $20.0 million, payable in cash, was reduced by approximately $400,000 which represented the preliminary difference between Vividence’s total assets and liabilities (“net assets”) as of the acquisition date after certain adjustments as defined in the Agreement and Plan of Reorganization dated September 10, 2004 (“Agreement and Plan”). In the second quarter of fiscal 2005, the Company and the Shareholders’ Representative of Vividence finalized the amount representing the net assets as of the acquisition date, resulting in a final net asset shortfall of approximately $38,000. This reduction in the purchase price has been recorded as a reduction of goodwill. An additional contingent consideration payment of up to $6 million in cash could be made if certain revenue and profitability targets are achieved by the acquired business through September 30, 2005. The Company believes that this acquisition will enhance and broaden its customer experience management solutions for enterprise customers as well as allow it to target e-business marketing executives within Fortune 500 companies such as usability and market research managers. The Company and the Shareholders’ Representative of Vividence are working with a third party tax consultant in resolving several pre-acquisition sales and use tax matters. Any payment, if the tax matter is resolved by September 2005, would be the subject to a claim against the escrow by the Company. Based on its preliminary analysis, the Company believes that the matter will be resolved by September 2005 for a range between $350,000 to $750,000, although there can be no assurance as to the final outcome.

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including technology-based and customer-based intangible assets acquired. For the three months ended March 31, 2005, total net adjustments decreased from $239,000 to $201,000, reflecting the final net asset shortfall of $38,000 as noted above. This reduction in prepaid and other assets combined with the decrease in purchase price and liabilities assumed had the net impact of increasing goodwill. The following table summarizes the revised estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Cash	$678
Accounts receivable	431
Prepaid and other assets	304
Property and equipment	86
Customer-based intangible assets	1,680
Technology-based intangible assets	2,780
In-process research and development	241
Goodwill	18,604
Liabilities assumed:
Line of credit	(723)
Deferred revenue	(1,889)
Accrued employee compensation	(937)
Other liabilities assumed	(1,121)

Total purchase price, including direct acquisition costs	$20,134

The in-process research and development expense of $241,000 is related to the estimated fair value of an acquired in-process research and development project in connection with the acquisition of Vividence. This project is related to Vividence’s technology for its web-based customer research, which had not yet reached technological feasibility and had no alternative future use. The estimated fair value of this project was determined based on the avoided cost approach as of the acquisition date where the fair value of the acquired technology was equal to the costs which an acquirer would avoid spending in developing a similar functional technology. This amount was immediately expensed as of the acquisition date during the three months ended September 30, 2004. This web-based customer research technology became generally available in February 2005.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including technology-based and customer-based intangible assets acquired. Pursuant to the Agreement and Plan of Reorganization dated April 2, 2004 (“Agreement and Plan”), an additional contingent cash payment of up to $7.9 million could be made if certain revenue and profitability targets are achieved by the acquired business during the 12 months ended March 31, 2005. The Company estimates that a cash payment of approximately $1.7 million was earned by the acquired business pursuant to the earnout provisions of the Agreement and Plan. However, two of the former stockholders of Netraker are disputing the amounts to be paid under the Agreement and Plan as described under Part II, Item 1 of the quarterly report. Although the Company believes these claims are without merit, the outcome of this matter is currently not determinable. The estimated additional payment has been recorded as an addition to goodwill as of March 31, 2005. An adjustment of $16,000 was made in the three months ended December 31, 2004 between goodwill and deferred revenue to reflect an adjustment in a contract that was entered into prior to the Company’s acquisition of NetRaker. The following table summarizes the revised estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$12
Accounts receivable	150
Prepaid and other assets	104
Property and equipment	20
Customer-based intangible assets	165
Technology-based intangible assets	512
Goodwill	5,781
Liabilities assumed	(870)
Deferred revenue	(516)

Total purchase price, including direct acquisition costs	$5,358

In January 2005, pursuant to the Asset Purchase Agreement dated July 22, 2003, an additional contingent cash payment of approximately $128,000 was made to Candescent Software Inc. (“Candescent”) based on the achievement of certain revenue and profitability targets attained by the purchased business, Streamcheck. This additional payment was recorded as an addition to goodwill as of September 30, 2004.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(10) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2005 and 2004 was 6.5% and 10.0%, respectively. The Company’s effective tax rate for the six months ended March 31, 2005 and 2004 was 6.5% and 8%, respectively.

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

(11) Commitments and Contingencies

(A) Leases

The Company leases certain of its facilities and equipment under noncancellable capital and operating leases, which expire on various dates through April 2015. As of March 31, 2005, future minimum payments under the leases are as follows (in thousands):

	Operating Leases	Capital Leases
Twelve months ended March 31:
2006	$365	$74
2007	292	25
2008	300	—
Thereafter	2,178	—

Total minimum lease payments	$3,135	$99

less amounts representing interest		(4)

Present value of minimum lease payments		$95

Less current portion of obligation under capital lease		(70)

Obligation under capital and operating leases, less current portion		$25

Rent expense for the three months ended March 31, 2005 and 2004 was approximately $241,000 and $102,000, respectively. Rent expense for the six months ended March 31, 2005 and 2004 was approximately $371,000 and $197,000, respectively.

(B) Commitments

The Company has contingent commitments to 116 bandwidth and collocation providers amounting to $630,000 for 100 locations that represent one to twelve months commitments. The commitments become due if the Company terminates any of these agreements prior to their expiration. At present, the Company does not intend to terminate any of these agreements prior to their expiration.

(C) Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as of March 31, 2005 and September 30, 2004, as the Company anticipates that it will be dismissed from the case as a result of the settlement.

On February 15, 2005, individuals George A. Papazian and Douglas K. van Duyne filed the action Papazian, et al. v. Keynote Systems, Inc., et al., Case No. CIV 444884 in Superior Court of San Mateo County against the Company and its Chief Executive Officer, Umang Gupta. The complaint asserts claims of fraud, breach of contract, and unfair business practices against Keynote and fraud against Mr. Gupta in connection with the Company’s April 2, 2004 acquisition of Netraker Corporation. The complaint also alleges that the Company precluded plaintiffs from maximizing their earn-out under the terms of the acquisition agreement. The complaint seeks rescission of the agreement, unspecified monetary and punitive damages, and equitable relief in the form of restitution and disgorgement of any profits.

On March 28, 2005, the Company and Mr. Gupta demurred to the complaint and moved to strike portions thereof. The hearing on its motions is currently scheduled for May 11, 2005. Written discovery has not commenced. No trial date has been set. Because of the preliminary stage of this litigation, it is difficult for the Company to assess the eventual outcome of this matter, although management believes the claims are without merit and the Company intends to vigorously defend this matter. Nevertheless, the costs of any litigation, regardless of the outcome can be significant, and the Company cannot assure you that it will not incur significant expenses in defense of this claim.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(12) Stock Repurchase Program

The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, a total of 10.6 million shares had been repurchased as of March 31, 2005, for approximately $92.4 million.

On January 27, 2005, the Company entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 2 million shares of the Company’s common stock, representing approximately 10% of the Company’s outstanding common stock, over a period of twelve months commencing as early as March 1, 2005. For the three and six months ended March 31, 2005, the Company repurchased approximately 200,000 shares for $2.3 million in connection with purchases in the open market. For the three and six months ended March 31, 2004, the Company did not repurchase any of its common stock

As of March 31, 2005, the Company had authorization to repurchase up to approximately $37.6 million of its common stock pursuant to this stock repurchase program.

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

The following table identifies which services fall under measurement services and management solutions and where they are recorded in the condensed consolidated statements of operations listed in alphabetical order:

	Subscription Services	Professional Services
Measurement Services:
Application Perspective Outside	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X

Management Solutions:
Application Perspective Private	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes measurement services and management solutions revenue (in thousands):

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	2005	2004
For the three months ended March 31:
Measurement services revenue	$7,235	$6,867
Management solutions revenue	5,930	2,952

Total Revenue	$13,165	$9,819

	2005	2004
For the six months ended March 31:
Measurement services revenue	$14,322	$13,920
Management solutions revenue	12,431	5,622

Total Revenue	$26,753	$19,542

International sales were approximately 9% and 6% of total revenue for the three months ended March 31, 2005 and 2004, respectively. International sales were approximately 7% and 6% of total revenue for the six months ended March 31, 2005 and 2004, respectively.

(14) Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company is currently evaluating the repatriation provisions of AJCA, which if implemented, would affect its tax provision and deferred tax assets and liabilities. However, given the preliminary stage of its evaluation, it is not possible at this time to determine the amount, if any, that may be repatriated or the related potential income tax effects of such repatriation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial position, cashflows, or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” and in March 2005 the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Topic 14: Share-Based Payment, that address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. These new rules eliminate the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating these new rules to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in these new rules include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method requires that compensation expense be recorded for stock options and restricted stock for all periods presented. SFAS 123R and SAB 107 will be effective for the Company beginning in its first quarter of fiscal year 2006. Although the Company will continue to evaluate the application of SFAS 123R and SAB 107, management expects the adoption to have a material impact on the Company’s results of operations.

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

Overview

We offer e-business performance measurement services (“measurement services”) and performance management solutions (“management solutions”) that enable corporate enterprises to measure, monitor, test and tune, diagnose and optimize their e-business systems both inside and outside the firewall. Keynote’s services enable enterprise to increase return on investment, save money and efficiently link information technology resources to e-business goals. Our solutions are comprised of three broad areas: customer experience management (CEM), service level management (SLM) and web monitoring and measurement which include a broad portfolio of cost-effective measurement, monitoring, performance management, load testing, content quality testing and usability testing services. Our customer experience management and service level management services comprise our management solutions. Our web monitoring and measurement services represent our measurement services. Keynote’s goal is to empower customers to deliver an optimal experience to end-users and to gain competitive advantage, while helping them reduce unnecessary capital expenditures and leverage enterprise management software they already own.

Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing, customer experience, diagnostic and WebEffective Intelligence Platform services. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is first provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Subscription revenue related to the use of our WebEffective Intelligence Platform to conduct evaluations is recognized upon completion of each evaluation. Deferred revenue is comprised of all unearned revenue that has been collected, primarily unearned subscription services revenue, and is recorded as deferred revenue on our balance sheet until the revenue is earned. Any uncollected deferred revenue is offset against accounts receivable on our balance sheet. As of March 31, 2005, we had recorded approximately $7.4 million of deferred revenue. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized during free trial periods. For most consulting engagements that span more than one month, revenue is recognized as milestones or deliverables are completed. A majority of our subscription services revenue comes from our e-business performance measurement services, which include our Perspective services. Subscription services revenue also includes our Red Alert and NetMechanic monitoring and alarm services, Test Perspective, WebEffective Intelligence Platform, performance management subscription services, our private agent and application performance management services. Our customers purchase these services for an initial term of three to twelve months and then may renew on an annual, semi-annual, or month-to-month basis. Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We offer our professional services on a per engagement basis. Professional services revenue amounted to approximately 24% and 9% of total revenue for the three months ended March 31, 2005 and 2004, respectively. Professional services revenue amounted to approximately 24% and 9% of total revenue for the six months ended March 31, 2005 and 2004, respectively. We believe that professional services revenue may increase somewhat in the future as a percentage of total revenue, as our existing professional services become more widely used, as a result of the acquisitions of NetRaker, Hudson Williams, Vividence and Hudson Williams Europe and as we introduce additional services that require consulting expertise. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

We had total revenue of approximately $13.2 million and $9.8 million for the three months ended March 31, 2005 and 2004, respectively. We achieved net income of $997,000 and approximately $1.2 million for the three months ended March 31, 2005 and 2004, respectively. We had total expenses of approximately $12.9 million and $9.2 million for the three months ended March 31, 2005 and 2004, respectively. We had total revenue of approximately $26.8 million and $19.5 million for the six months ended March 31, 2005 and 2004, respectively. We achieved net income of approximately $1.8 million for each of the six months ended March 31, 2005 and the comparative period in 2004. We had total expenses of approximately $26.3 million and $18.9 million for the six months ended March 31, 2005 and 2004, respectively. The increase in total expenses was mainly attributable to increased personnel costs related to the acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004 and higher spending on accounting and audit fees mainly attributable to the increasing cost of compliance requirements. The increase in total expenses for the six month period was offset by a $300,000 reduction in personnel expenses related to a reduction in the required incurred but not reported claims reserve associated with our previous medical program that was partially self-funded by us. This partially self-funded medical program was terminated in March 2004, and we currently have a fully insured medical program. Our revision of the estimated incurred but not reported claims reserve was based on claims information provided by the previous insurance provider.

As of March 31, 2005 and 2004, no single customer accounted for more than 10% of our total accounts receivable. For the three and six months ended March 31, 2005 and 2004, no single customer accounted for more than 10% of total revenue during each period. For the three months ended March 31, 2005 and 2004, our ten largest customers accounted for approximately 37% and 34% of total revenue, respectively. For the six months ended March 31, 2005 and 2004, our ten largest customers accounted for approximately 35% and 32% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could decline significantly.

Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure.

Costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting costs to deliver our professional services revenue, panel and reward costs associated with our WebEffective Intelligence Platform services, all load-testing bandwidth costs and related network infrastructure costs.

We believe that the challenges for our business include 1) increasing both management solutions and measurement services revenue by focusing on generating organic revenue growth from current services we acquired or developed internally, 2) integrating and realizing anticipated benefits of our recent acquisitions and 3) continuing to control our expenses for the third quarter of fiscal 2005.

In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as measurement services and management solutions.

The following table identifies which services are categorized as measurement services and management solutions and where they are recorded in our condensed consolidated statements of operations listed in alphabetical order):

	Subscription Services	Professional Services
Measurement Services:
Application Perspective Outside	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X

Management Solutions:
Application Perspective Private	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes measurement services and management solutions revenue (in thousands):

	2005	2004	% change
For the three months ended March 31:
Measurement services revenue	$7,235	$6,867	5%
Management solutions revenue	5,930	2,952	101%

Total Revenue	$13,165	$9,819	34%

	2005	2004	% change
For the six months ended March 31:
Measurement services revenue	$14,322	$13,920	3%
Management solutions revenue	12,431	5,622	121%

Total Revenue	$26,753	$19,542	37%

Measurement services revenue increased by $368,000 for the three months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. Measurement services revenue represented 55% and 70% of total revenue for the three months ended March 31, 2005 and 2004, respectively. Measurement services revenue increased by $402,000 for the six months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. Measurement services revenue represented 54% and 71% of total revenue for the six months ended March 31, 2005 and 2004, respectively. The slight increase in measurement services revenue was mainly attributable to revenue from our Application Perspective service which was newly introduced in the second quarter of fiscal 2004 and increased subscriptions for our Transaction Perspective service. The decrease in the percentage of total revenue was mainly attributable to higher revenue in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 for measurement services revenue.

Management solutions revenue increased by approximately $3.0 million for the three months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. Management solutions revenue represented 45% and 30% of total revenue for the three months ended March 31, 2005 and 2004, respectively. Management solutions revenue increased by approximately $6.8 million for the six months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. Management solutions revenue represented 46% and 29% of total revenue for the six months ended March 31, 2005 and 2004, respectively. The increase in management solutions revenue as listed in descending order of impact, was mainly attributable to our acquisitions of Vividence in September 2004 and NetRaker in April 2004, as well as increases in revenue from our Enterprise Solutions.

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

Revenue Recognition

Substantially all of our revenue is derived from three sources: (1) subscriptions to our monitoring and measurement services, otherwise known as subscription revenue, (2) subscription for the use of our technology for our WebEffective Intelligence Platform which is also recorded as subscription revenue, and (3) providing professional services including all consulting services and other miscellaneous items.

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

We recognize our professional services revenue ratably as the services are performed, typically over a period of one to three months. For most consulting engagements that span more than one month, we generally recognize revenue as milestones or deliverables are completed.

Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue and is recorded as deferred revenue on our balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable.

Allowance for Doubtful Accounts and Billing Allowance

Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $588,000, or 7% of total accounts receivable, and approximately $879,000, or 16% of total accounts receivable, as of March 31, 2005 and 2004, respectively. The decrease in our allowance for doubtful accounts and billing allowance is primarily due to improved experience rates associated with customer write-offs and billing adjustments.

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

We performed an annual impairment review during the fourth quarter in both fiscal 2003 and 2004. We did not record an impairment charge based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value. The goodwill recorded on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 was approximately $26.5 million as compared to $24.4 million as of September 30, 2004.

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenue:
Subscription services	75.7%	91.1%	76.3%	90.8%
Professional services	24.3	8.9	23.7	9.2

Total revenue	100.0	100.0	100.0	100.0
Expenses:
Costs of subscription services	9.9	13.2	10.0	14.3
Costs of professional services	18.5	7.8	18.2	7.4
Research and development	15.8	16.6	15.1	16.7
Sales and marketing	22.7	23.2	24.4	25.5
Operations	10.9	13.9	11.2	14.1
General and administrative	14.0	12.4	13.6	12.2
Excess occupancy costs	0.9	2.6	0.9	2.7
Amortization of identifiable intangible assets	5.1	3.8	5.0	3.8

Total expenses	97.8	93.5	98.4	96.7

Income from operations	2.2	6.5	1.6	3.3
Interest income, net	5.9	6.7	5.6	6.8

Net income before provision for income taxes	8.1	13.2	7.2	10.1
Provision for income taxes	(0.5)	(1.3)	(0.5)	(0.8)

Net income	7.6%	11.9%	6.7%	9.3%

Our results decreased by $172,000, from a net income of approximately $1.2 million for the three months ended March 31, 2004 to a net income of $997,000 for the three months ended March 31, 2005. Total revenue increased by approximately $3.3 million or 34%, from approximately $9.8 million for the three months ended March 31, 2004 to approximately $13.2 million for the three months ended March 31, 2005. Total expenses increased by approximately $3.7 million or 40%, from approximately $9.2 million for the three months ended March 31, 2004 to approximately $12.9 million for the three months ended March 31, 2005.

Our results decreased slightly by $48,000, from a net income of approximately $1.84 million for the six months ended March 31, 2004 to a net income of approximately

$1.79 million for the six months ended March 31, 2005. Total revenue increased by approximately $7.2 million or 37%, from approximately $19.5 million for the six months ended March 31, 2004 to approximately $26.8 million for the six months ended March 31, 2005. Total expenses increased by approximately $7.5 million or 40%, from approximately $18.9 million for the six months ended March 31, 2004 to approximately $26.3 million for the six months ended March 31, 2005. The increase in total expenses for the three and six month period was mainly attributable to increased personnel costs related to the acquisitions of Vividence, NetRaker, and Hudson Williams in the second half of fiscal 2004 and higher spending on accounting and audit fees mainly attributable to the increasing cost of compliance requirements. The increase in total expenses for the six month period was offset by a $300,000 reduction in personnel expenses related to our estimate of the required reserve needed for incurred but not reported claims associated with our previous medical program that was partially self-funded by us. This partially self-funded medical program was terminated in March 2004, and we currently have a fully insured medical program.

We anticipate that total expenses for the third quarter of fiscal 2005 will decrease slightly compared to the second quarter of fiscal 2005 associated with lower personnel costs.

Revenue:

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
Subscription services	$9,962	$8,941	11%
Professional services	3,203	878	265%

Total revenue	$13,165	$9,819	34%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
Subscription services	$20,414	$17,736	15%
Professional services	6,339	1,806	251%

Total revenue	$26,753	$19,542	37%

Subscription Services. Revenue from subscription services increased approximately $1.0 million for the three months ended March 31, 2005 as compared to the same period in fiscal 2004. The increase in subscription services revenue was mainly attributable to increases in our subscription based management solutions services. These increases, as listed in descending order of impact, were mainly from sales of our WebEffective Intelligence Platform Services due to our recent acquisitions of NetRaker in April 2004 and Vividence in September 2004, our Transaction Perspective and our Application Perspective services, offset by a decrease in sales of our Website Perspective services. Revenue from subscriptions services increased approximately $2.7 million for the six months ended March 31, 2005 as compared to the same period in 2004. The increases in subscription services revenue, as listed in descending order of impact, were mainly from increased sales of our WebEffective Intelligence Platform services, our Transaction Perspective, our Application Perspective, our Wireless Perspective, and our Enterprise Solutions, offset by a decrease in sales of our Website Perspective services. At the end of March 31, 2005, we measured for revenue 9,097 page measurements or URLs, and 7,719 internet-connected devices. At the end of March 31, 2004, we measured for revenue 7,217 URLs and 7,629 internet-connected devices.

Professional Services. Revenue from professional services increased approximately $2.3 million for the three months ended March 31, 2005 as compared to the same period in fiscal 2004. Revenue from Professional services increased approximately $4.5 million for the six months ended March 31, 2005 as compared with the same period in 2004. The increase in professional services revenue was primarily due to increased contribution from our WebEffective Intelligence Platform services due to our recent acquisitions of NetRaker and Vividence. Because our professional services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, professional services revenue is less predictable than subscription services revenue and may vary from period to period.

Expenses:

Costs of Subscription and Professional Services

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
Costs of subscription services	$1,309	$1,298	1%
Costs of professional services	$2,440	$765	219%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
Costs of subscription services	$2,660	$2,804	(5)%
Costs of professional services	$4,868	$1,437	239%

Costs of Subscription Services. Costs of subscription services increased slightly for the three months ended March 31, 2005 as compared to the same period in fiscal 2004 and represented 13% and 15% of subscription services revenue for the three months ended March 31, 2005 and 2004, respectively. Costs of subscriptions services decreased $144,000 for the six months ended March 31, 2005 as compared to the same period in fiscal 2004 and represented 13% and 16% of subscription services revenue for the six months ended March 31, 2005 and 2004, respectively. The decrease was due to reduced costs for bandwidth, partially offset by costs associated with our NetRaker and Vividence acquisitions.

Costs of Professional Services. Costs of professional services increased approximately $1.7 million for the three months ended March 31, 2005 as compared to the corresponding period in fiscal 2004, and represented 76% and 87% of professional services revenue for the three months ended March 31, 2005 and 2004, respectively. Costs of professional services increased approximately $3.4 million for the six months ended March 31, 2005 as compared to the corresponding period in fiscal 2004, and represented 77% and 80% of professional services revenue for the six months ended March 31, 2005 and 2004, respectively. The increase in costs of professional services for the three months ended March 31, 2005 as compared to the corresponding period in fiscal 2004 was primarily due to additional personnel and consulting costs from our acquisitions of NetRaker in April 2004, Hudson Williams in July 2004, Vividence in September 2004, and Hudson Williams Europe in February 2005.

Research and Development:

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
Research and development	$2,074	$1,634	27%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
Research and development	$4,036	$3,258	24%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased $440,000 for the three months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. Research and development expenses increased $778,000 for the six months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. The increase in research and development expenses was mainly attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the third quarter of fiscal 2005 are expected to decrease slightly compared to the second quarter of fiscal 2005 as a result of reduced personnel costs.

Sales and Marketing

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
Sales and marketing	$2,987	$2,278	31%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
Sales and marketing	$6,535	$4,987	31%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased $709,000 for the three months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. Our sales and marketing expenses increased approximately $1.5 million for the six months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. The increases for the three and six months ended March 31, 2005 as compared to the corresponding periods in fiscal 2004 were mainly attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. We believe that sales and marketing expenses in absolute dollars for the third quarter of fiscal 2005 will increase slightly compared to the second quarter of fiscal 2005 due to additional sales personnel costs and increased spending on marketing programs.

Operations

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
Operations	$1,440	$1,360	6%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
Operations	$3,005	$2,746	9%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic customer support during the business day. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $80,000 for the three months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. Our operations expenses increased $259,000 for the six months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. The increase in operations expenses was primarily attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. We believe that operations expenses in absolute dollars for the third quarter of fiscal 2005 will remain comparable to the second quarter of fiscal 2005.

General and Administrative

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
General and administrative	$1,841	$1,221	51%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
General and administrative	$3,634	$2,385	52%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $620,000 for the three months ended March 31, 2005 as compared to the same period in fiscal 2004. General and administrative expenses increased approximately $1.2 million for the six months ended March 31, 2005. The increase in our general and administrative expenses was primarily attributable to increased costs for corporate governance, compliance requirements, audit work and temporary personnel costs. We believe that general and administrative expenses for the third quarter of fiscal 2005 will decrease slightly as compared to the second quarter of fiscal 2005 due to lower temporary personnel costs.

Excess Occupancy Costs

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
Excess occupancy costs	$114	$254	(55)%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
Excess occupancy costs	$248	$520	(52)%

Excess occupancy costs are fixed expenses associated with the portion of our headquarters’ building not occupied by us, such as property taxes, insurance, and depreciation. These particular expenses are reduced by the rental income from the sublease of space in our headquarters’ building. Rental income from the sublease of space has increased as well. The costs are based on the actual unoccupied square footage, which were 60% and 70% of the total rentable square footage of the headquarters’ building for the three and six months ended March 31, 2005 and 2004, respectively.

Amortization of Identifiable Intangible Assets

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
Amortization of identifiable intangible assets	$677	$372	82%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
Amortization of identifiable intangible assets	$1,341	$734	83%

As of March 31, 2005 and 2004, we had identifiable intangible assets with a gross carrying value of approximately $17.9 million and $12.1 million, respectively. Amortization of identifiable intangible assets increased by $305,000 mainly due to our recent acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004 and Hudson Williams Europe in February 2005. As of March 31, 2005 and 2004, the net carrying value of identifiable intangible assets was approximately $4.9 million and $1.6 million, respectively.

We review our identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We expect the amortization of intangible assets to be approximately $600,000 for the third quarter of fiscal 2005, assuming no additional acquisitions, changes in preliminary purchase price allocations or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of March 31, 2005, as listed in the table below, will be fully amortized by February 2009 (in thousands).

	Technology Based	Customer Based	Total
Net carrying value at March 31, 2005	$2,990	$1,864	$4,854

Interest Income and Other, Net

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
Interest income and other, net	$783	$662	18%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
Interest income and other, net	$1,486	$1,325	12%

Interest income and other, net, increased $121,000 for the three months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. Interest income and other, net, increased $161,000 for the six months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. The increase in interest income and other, net, was primarily attributable to increased investment yields resulting from higher market interest rates earned on our invested cash. Substantially all of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. The weighted average interest rate earned on our invested funds increased to 2.32% in the second quarter of fiscal 2005 compared to the 1.72% earned during the same period in fiscal 2004.

Provision for Income Taxes

	2005	2004	% Change
	(In thousands)
For the three months ended March 31:
Provision for income taxes	$69	$130	(47)%

	2005	2004	% Change
	(In thousands)
For the six months ended March 31:
Provision for income taxes	$124	$160	(23)%

Provision for income taxes decreased by $61,000 for the three months ended March 31, 2005, as compared to the comparable period in fiscal 2004. Provision for income taxes decreased by $36,000 for the six months ended March 31, 2005 as compared to the corresponding period in fiscal 2004. Our effective tax rate for the three months ended March 31, 2005 and 2004 was 6.5% and 10.0%, respectively. Our effective tax rate of the six months ended March 31, 2005 and 2004 was 6.5% and 8%, respectively.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments

	As of March 31, 2005	As of September 30, 2004
	(In thousands)
Cash, cash equivalents and short-term investments	$149,345	$148,117
Accounts receivable, net	$7,746	$6,138
Working capital	$138,991	$136,883
Days sales in accounts receivable (DSO) (a)	53	45

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

	2005	2004
	(In thousands)
For the six months ended March 31:
Cash provided by operating activities	$4,611	$8,370
Cash provided by (used in) investing activities	$9,098	$(15,061)
Cash provided by financing activities	$879	$5,055

Cash, cash equivalents and short-term investments

As of March 31, 2005, we had approximately $24.5 million in cash and cash equivalents and approximately $124.8 million in short-term investments, for a total of approximately $149.3 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances and auction rate securities with Moody’s ratings of A2 or better. The increase in cash, cash equivalents and short-term investments for the six months ended March 31, 2005 was primarily due to approximately $4.6 million from cash flow from operating activities, $9.1 million from investing activities primarily related to the net sales of short term investments and approximately $879,000 from cash flow from financing activities. The largest uses of cash from investing activities during the six months ended March 31, 2005 were the purchases of property and equipment, of approximately $1.4 million and $681,000 primarily for the purchase of Hudson Williams Europe in February 2005, payment of the earnout to Candescent in January 2005, and additional direct costs associated with our acquisitions of NetRaker, and Vividence in the second half of fiscal 2004.

Cash provided by operating activities

For the six months ended March 31, 2005, net cash provided by operating activities was approximately $4.6 million which was mainly due to net income, excluding all non-cash amortization and depreciation charges, a decrease in prepaids and other assets of $233,000, partially offset by an increase in accounts receivable of approximately $1.5 million, a decrease in accounts payable and accrued expenses of $299,000 and decrease in deferred revenue of $352,000. The decrease in prepaids and other assets was mainly attributable to normal monthly amortization. The increase in accounts receivable was mainly attributable to higher DSO for the period. This increase was due to the fact that management solutions revenue has constituted a larger portion of total revenue this quarter, and a large percentage of management solutions billings were generated in the last month of the quarter. The decrease in accounts payable and accrued expenses was mainly attributable to decreases in certain personnel costs related accruals such as bonus and withheld contributions from our Employee Stock Purchase Plan (“ESPP”). The decrease in deferred revenue was mainly attributable to less consulting engagements that continued over multiple quarters.

Cash provided by investing activities

For the six months ended March 31, 2005, net cash provided by our investing activities was approximately $9.1 million. We realized a net amount of approximately $11.2 million on the net sale of short-term investments. We utilized approximately $1.4 million to purchase property and equipment, primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have subleased in our headquarters building. We utilized $681,000 of cash during the six months ended March 31, 2005 primarily for the purchase of Hudson Williams Europe in February 2005, payment of the earnout to Candescent in January 2005, and additional direct costs associated with our acquisitions of NetRaker, and Vividence in the second half of fiscal 2004.

Cash provided by financing activities

For the six months ended March 31, 2005, net cash provided by our financing activities was $879,000. We received approximately $3.6 million from the issuance of common stock, associated with our employee stock option plan and ESPP. Our board of directors has approved a program to repurchase shares of our common stock, and pursuant to the stock repurchase program, a total of 10.6 million shares were repurchased between January 2001 and March 2005 for an aggregate price of approximately $92.4 million. On January 25, 2005, we announced that we entered into a trading plan with a broker intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, for the broker to repurchase up to 2.0 million shares of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 over a twelve month period. For the six months ended March 31, 2005, we repurchased approximately 200,000 shares for $2.3 million, primarily in connection with purchases in the open market. As of March 31, 2005, approximately $37.6 million was available to repurchase shares of our common stock pursuant to this stock repurchase program. We utilized $400,000 to pay the final costs associated with our previous issuer tender offers in fiscal 2003.

Commitments

As of March 31, 2005, our principal commitments consisted of approximately $3.2 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in April 2015. Additionally, we had contingent commitments to 116 bandwidth and collocation providers amounting to $630,000 in the aggregate for 100 locations ranging from one to twelve months commitments, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million related to our operations and headquarters building for the third quarter of fiscal 2005, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2005 (in thousands), and the effect we expect them to have on our liquidity and cash flow in future periods:

	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Contractual Obligations Leases	$3,234	$439	$617	$513	$1,665
Commercial Commitments Bandwidth and Collocation	630	603	27
Commitments to repurchase common stock	136	136	—	—	—

Total	$4,000	$1,178	$644	$513	$1,665

As of March 31, 2005, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2005.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate their plans for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” We are currently evaluating the repatriation provisions of AJCA, which if implemented, would affect our tax provision and deferred tax assets and liabilities. However, given the preliminary stage of our valuation, it is not possible at this time to determine the amount, if any, that may be repatriated or the related potential income tax effects of such repatriation.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial position, cashflows, or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” and in March 2005 the SEC released Staff Accounting Bulletin (“SAB”) No. 107, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. These new rules eliminate the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that companies recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method). We are currently reviewing these new rules to determine which fair-value–based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in the new rules include either the modified prospective or the modified retrospective methods. These new rules will be effective beginning our first quarter of fiscal 2006. Although we will continue to evaluate the application of SFAS No. 123R and SAB 107, we expect the adoption will lead to substantial additional compensation expense and therefore will have a material impact on our results of operations. The accounting impact, had we chosen to apply the fair-value recognition provisions of SFAS No. 123, instead of the recognition provisions under APB Opinion No. 25, is described in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Factors That May Impact Future Results

We have incurred in the past and may in the future continue to incur losses, and we may not sustain profitability.

Although we have been profitable since the fourth quarter of fiscal 2003, we experienced operating losses in each quarterly period since inception through the third quarter of fiscal 2003. We may not be able to sustain operating profitability in the future. As of March 31, 2005, we had an accumulated deficit of $135.6 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2005, we had approximately $4.9 million of net identifiable intangible assets and approximately $26.5 million of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. We also expect in the next fiscal year to have increased expenses due to the adoption of SFAS No. 123R. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

Changes in accounting rules could affect our future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the Securities and Exchange Commission (“SEC”), who interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on our results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which will be effective for us in our first quarter of fiscal 2006. Although we will continue to evaluate the application of SFAS 123R, we expect the adoption to have a material adverse affect on our results of operations. Note 2 of the Condensed Consolidated Financial Statements shows the impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 2.

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

Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	The rate of new and renewed subscriptions to our services during the quarter;

•	The amount and timing of any reductions by our customers in their usage of our services during the quarter;

•	Our ability to increase the number of web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger customers;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	The timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

•	The timing and amount, if any, of restructuring costs if we are required to further restructure our operations.

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

We have completed several acquisitions, and as a part of our business strategy we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies;

•	difficulties in managing a larger organization;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from other business concerns;

•	entry in new businesses in which we have little direct experience, as was the case with our acquisition of Vividence Corporation;

•	difficulties in marketing additional services to the acquired companies’ customer base or to our customer base;

•	adverse effects on existing business relationships with resellers of our service and our customers;

•	difficulties in managing geographically-dispersed businesses;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write-down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	Use of substantial portions of our available cash or dilution in equity if stock is used to consummate the acquisition and/or operate the acquired business.

Our operating results could be harmed if sales of our e-business performance measurement services decline.

Sales of our e-business performance measurement services, primarily our Web Site Perspective-Business Edition and Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our performance measure services and performance management solutions. While total revenue has been increasing for the past six quarters, our measurement services revenue has otherwise experienced declines from historic levels. If these revenue continues to decline, our operating results could suffer if we are not able to increase revenues from other services.

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

The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our services, particularly in response to offerings of our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new services as quickly as possible. The success of new services depends on several factors, including proper definition of the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services to these developments.

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

There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering professional services, because this area is very competitive, and because we have limited experience in delivering professional services, we may not succeed in selling these services.

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

Our ten largest customers accounted for approximately 37% and 34% of our total revenue for the three months ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005 and 2004, the ten largest customers accounted for approximately 35% and 32% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our e-business performance management solutions, we may not be able to grow our business.

To increase sales of services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In the past, we terminated relationships with three of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we are investing time and resources in evaluating replacements for these resellers and are committing resources to supplement our direct sales effort in the United Kingdom, Germany, and the Netherlands through the acquisition of Hudson Williams Europe.

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

Professional services revenue represented approximately 24% and 9% of total revenue for the three and six months ended March 31, 2005 and 2004, respectively. We have recently added to our professional services with our acquisitions of NetRaker Corporation in April 2004, Hudson-Williams Corporation in July 2004, Vividence Corporation in September 2004, and Hudson Williams Europe in February 2005. In the past, the cost of professional services has, at times, exceeded our professional services revenue. We will also need to successfully market these services to potential customers in order to increase consulting revenue. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter.

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

We believe we must expand the sales of our services outside the United States. Although we completed our first international acquisition in February 2005, to date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 9% and 6% of our total revenue for the three months ended March 31, 2005 and 2004, respectively. International sales were approximately 7% and 6% of total revenue for the six months ended March 31, 2005 and 2004, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

The Sarbanes-Oxley Act, which was signed into law in July 2002, mandated, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, thorough reviews and attestations of our internal controls and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq Stock Market, on which our common stock is listed, has also adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. As a result, we have experienced and expect to continue to experience increased costs of compliance which could harm our results of operations and divert management’s attention from business operations.

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

Item 3. Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of March 31, 2005, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $295,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies as of March 31, 2005. We do not enter into derivative transactions for trading or speculative purposes.

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

(b) Changes in Internal Controls

There have been no significant changes in our internal control over financial reporting during the second quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2005, individuals George A. Papazian and Douglas K. van Duyne filed the action Papazian, et al. v. Keynote Systems, Inc., et al., Case No. CIV 444884 in Superior Court of San Mateo County against the Company and its Chief Executive Officer, Umang Gupta. The complaint asserts claims of fraud, breach of contract, and unfair business practices against us and fraud against Mr. Gupta in connection with our April 2, 2004 acquisition of Netraker Corporation. The complaint also alleges that we precluded plaintiffs from maximizing their earn-out under the terms of the acquisition agreement. The complaint seeks rescission of the agreement, unspecified monetary and punitive damages, and equitable relief in the form of restitution and disgorgement of any profits. On March 28, 2005, we, including Mr. Gupta demurred to the complaint and moved to strike portions thereof. The hearing on our motions is currently scheduled for May 11, 2005. Written discovery has not commenced. No trial date has been set. Because of the preliminary stage of this litigation, it is difficult for us to assess the eventual outcome of this matter, although management believes the claims are without merit and we intend to vigorously defend ourselves in this matter. Nevertheless, the costs of any litigation, regardless of the outcome can be significant, and we cannot assure you that we will not incur significant expenses in defense of this claim.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Issuer Purchases of Equity Securities (in thousands, except per-share amounts)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
March 4, 2005 to March 31, 2005	200	$11.58	200	$37,600

Total	200	$11.58	200	$37,600

(1)	The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, a total of 10.6 million shares had been repurchased as of March 31, 2005, for approximately $92.4 million. On January 27, 2005, the Company entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 2 million shares of the Company’s common stock, representing approximately 10% of the Company’s outstanding common stock, over a period of twelve months commencing as early as March 1, 2005. For the three and six months ended March 31, 2005, the Company repurchased approximately 200,000 shares for $2.3 million in connection with purchases in the open market. As of March 31, 2005, the Company had authorization to repurchase up to approximately $37.6 million of its common stock pursuant to this stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on March 24, 3005. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)	The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of directors were as indicated.

(1)	Holders of our common stock voted to elect six directors, each to serve until his or her successor has been elected and qualified or until his or her earlier resignation or removal as follows:

	For	Against	Withheld	Non-Vote
Umang Gupta	16,312,558	—	978,405	—
Doug Cowan	16,624,144	—	666,819	—
Deborah Rieman	16,622,169	—	668,794	—
Mohan Gyani	16,993,324	—	297,639	—
Geoffrey Penney	16,994,774	—	296,189	—
Raymond L. Ocampo Jr.	16,995,424	—	295,539	—
Jennifer J. Bolt	16,986,999	—	303,964	—

(2)	Holders of our common stock voted to ratify the appointment of KPMG LLP as our auditors for the fiscal year ending September 30, 2005.

For	Against	Abstain	Non-Vote
17,037,297	243,509	10,157	—

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as Exhibits to this Report:

10.1	Agreement with UBS Securities LLC dated January 27, 2005

10.2	Separation Agreement with Arnold Waldstein dated March 28, 2005

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 10th day of May 2005.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PETER J. MALONEY
Peter J. Maloney
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.
10.1	Agreement with UBS Securities LLC dated January 27, 2005

10.2	Separation Agreement with Arnold Waldstein dated March 28, 2005

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.