Form 10-Q
period 2005-06-30
KEYNOTE SYSTEMS INC
filed 2005-08-09
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of July 31, 2005
Common Stock, $.001 par value	18,855,617

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2005	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,946	$9,932
Short-term investments	104,168	138,185

Total cash, cash equivalents, and short-term investments	143,114	148,117

Accounts receivable, less allowance for doubtful accounts of $534 and $758 as of June 30, 2005 and September 30, 2004, respectively	7,993	6,138
Prepaid and other current assets	2,011	2,329

Total current assets	153,118	156,584
Property and equipment, net	34,513	34,573
Goodwill	26,510	24,442
Identifiable intangible assets, net	4,263	6,131

Total assets	$218,404	$221,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,645	$1,692
Accrued expenses	10,938	10,188
Current portion of capital lease obligation	65	80
Deferred revenue	7,106	7,741

Total current liabilities	19,754	19,701
Long term portion of capital lease obligation	17	35

Total liabilities	19,771	19,736

Commitments and contingencies - see Note 11
Stockholders’ equity:
Common stock	20	19
Treasury stock	(9,372)	(29)
Additional paid-in capital	342,811	339,734
Accumulated deficit	(134,386)	(137,409)
Accumulated other comprehensive loss	(440)	(321)

Total stockholders’ equity	198,633	201,994

Total liabilities and stockholders’ equity	$218,404	$221,730

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Revenue:
Subscription services	$10,043	$9,663	$29,718	$27,399
Professional services	3,422	1,051	10,500	2,857

Total revenue	13,465	10,714	40,218	30,256

Costs and Expenses:
Costs of subscription services	1,308	1,226	3,968	4,030
Costs of professional services	2,088	998	6,956	2,435
Research and development	1,829	1,829	5,865	5,087
Sales and marketing	3,154	2,636	9,689	7,623
Operations	1,543	1,292	4,548	4,038
General and administrative	2,352	1,206	5,986	3,591
Excess occupancy costs	105	164	353	684
Amortization of identifiable intangible assets	591	420	1,932	1,154

Total costs and expenses	12,970	9,771	39,297	28,642

Income from operations	495	943	921	1,614
Interest income and other, net	833	681	2,319	2,006

Income before provision for income taxes	1,328	1,624	3,240	3,620

Provision for income taxes	(93)	(130)	(217)	(290)

Net income	$1,235	$1,494	$3,023	$3,330

Net income per share:
Basic	$0.06	$0.08	$0.15	$0.17
Diluted	$0.06	$0.07	$0.14	$0.16

Shares used in computing basic and diluted net income per share:
Basic	19,792	19,504	19,892	19,290
Diluted	20,691	20,982	21,059	20,756

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,023	$3,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,455	2,778
Amortization of debt investment premium	2,391	2,772
Amortization of identifiable intangible assets	1,932	1,154
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(1,734)	(116)
Prepaids and other current assets	269	466
Accounts payable and accrued expenses	(294)	431
Deferred revenue	(643)	1,332

Net cash provided by operating activities	7,399	12,147

Cash flows from investing activities:
Purchases of property and equipment	(2,455)	(1,681)
Purchases of businesses and assets, net	(739)	(3,659)
Sale of short-term investments	118,577	113,885
Purchases of short-term investments	(87,070)	(131,834)

Net cash provided by (used in) investing activities	28,313	(23,289)

Cash flows from financing activities:
Payment of capital leases	(33)	(65)
Proceeds from issuance of common stock and exercise of stock options	5,425	6,269
Repurchase of outstanding common stock	(11,690)	—
Final payment associated with prior year tender offers	(400)	—

Net cash provided by (used in) financing activities	(6,698)	6,204

Net increase (decrease) in cash and cash equivalents	29,014	(4,938)
Cash and cash equivalents at beginning of the period	9,932	19,642

Cash and cash equivalents at end of the period	$38,946	$14,704

Supplemental disclosures:
Cash paid during the period for income taxes, net	$221	$128

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the results of operations and cash flows for the interim periods ended June 30, 2005 and 2004.

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

Excess occupancy costs are fixed costs associated with the portion of the Company’s headquarters’ building, which is not occupied by the Company, such as property taxes, insurance and depreciation. These particular costs, which are reduced by rental income from the sublease of space in its headquarters’ building, represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual square footage not occupied by the Company, which was determined to be 60% and 70% of the total rentable square footage of the headquarters’ building during the three and nine months ended June 30, 2005 and 2004, respectively.

Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations, and Condensed Consolidated Statement of Cash Flows have been reclassified to conform to current year presentation. The Company reclassified approximately $9.4 million in auction rate securities from cash and cash equivalents to short-term investments on the fiscal 2004 consolidated balance sheet. The Company also reclassified $4.0 million and $3.6 million in auction rate securities from cash and cash equivalents to short-term investments as of June 30, 2004 and September 30, 2003, respectively, which decreased cash flows from investing activities by $400,000 in the condensed consolidated statement of cashflows for the nine months ended June 30, 2004. The reclassification of short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards No. 95 (“SFAS 95”), “Statement of Cash Flows.”

(2) Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” and in March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Topic 14: Share-Based Payment, that address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. These new rules eliminate the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating these new rules to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in these new rules include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method requires that compensation expense be recorded for stock options and restricted stock for all periods presented. SFAS 123R and SAB 107 will be effective for the Company beginning in its first quarter of fiscal year 2006. Management expects the adoption to have a material impact on the Company’s results of operations, but will not impact the Company’s cashflows.

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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company’s pro forma information for the three and nine months ended June 30, 2005 and 2004, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,235	$1,494	$3,023	$3,330
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(734)	(1,373)	(2,789)	(5,010)

Pro forma net income (loss)	$501	$121	$234	$(1,680)

Net income (loss) per share:
Basic—as reported	$0.06	$0.08	$0.15	$0.17
Basic—pro forma	$0.03	$0.01	$0.01	$(0.09)
Diluted—as reported	$0.06	$0.07	$0.14	$0.16
Diluted—pro forma	$0.02	$0.01	$0.01	$(0.09)

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

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Volatility	33.6%	34.7%	33.6%	34.7	% - 38.6%
Risk-free interest rates	3.7%	2.3%	3.6%	2.0	% - 2.3%
Expected life (in years)	2.5	2.5	2.5	2.5
Dividend yield	—	—	—	—

3) Revenue Recognition

Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to the Company’s e-business performance measurement services and performance management solutions. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is first provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable. The Company does not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods. Revenue related to the use of the Company’s WebEffective Intelligence Platform is accounted for as either subscription services revenue or professional services revenue depending on its use. If a customer purchases a subscription to the Company’s WebEffective Intelligence Platform, revenue is recognized ratably over the subscription period, commencing on the day service is provided and recorded as subscription services revenue. If the WebEffectice Intelligence Platform is used to conduct evaluations on consulting engagements, revenue is recognized upon the completion of the evaluation and recorded as professional services revenue. Professional services revenue consists of fees generated by the Company’s professional services, and is recognized as the services are performed, typically over a period of one to three months. For most consulting projects that span more than one month, the Company recognizes revenue as milestones or deliverables are completed.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income	$1,235	$1,494	$3,023	$3,330
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	298	(1,096)	(76)	(1,062)
Foreign currency translation gain (loss)	(65)	(6)	(43)	29

Other comprehensive income (loss)	233	(1,102)	(119)	(1,033)

Total comprehensive income	$1,468	$392	$2,904	$2,297

The tax effect on the foreign currency translation gain (loss) and unrealized gain (loss) on available-for-sale investments is immaterial.

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

Credit risk is concentrated in North America, but exists to a lesser extent in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends as well as specifically identified accounts that are deemed uncollectible, if any. In addition to the allowance for doubtful accounts, the Company maintains a billing allowance which represents the reserve for potential billing adjustments that are recorded as a reduction of revenue. The Company’s accounting for billing allowance represents a percentage of revenue based on historical trends and experience.

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

As of June 30, 2005, one single customer accounted for more than 10% of the Company’s total accounts receivable. At June 30, 2004, one single customer accounted for more than 10% of the Company’s total accounts receivable. For the three months ended June 30, 2005, one single customer accounted for more than 10% of the Company’s total revenue during the period. For the three months ended June 30, 2004, no single customer accounted for more than 10% of total revenue during the period. For the nine months ended June 30, 2005 and 2004, no single customer accounted for more than 10% of total revenue during each of the periods. For the three months ended June 30, 2005 and 2004, the ten largest customers accounted for approximately 39% and 35% of total revenue, respectively. For the nine months ended June 30, 2005 and 2004, the ten largest customers accounted for approximately 37% and 34% of total revenue, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(6) Investments

The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities and issuances and auction rate securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the quarter ended June 30, 2005. The Company considers all highly liquid investments held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of three months or less to be cash equivalents. The following table summarizes the Company’s short-term investments in investment-grade debt securities as of June 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Obligations of U.S. federal and state governments and agencies	$46,798	$—	$(136)	$46,662
Corporate bonds and commercial paper	57,929	—	(423)	57,506

Total	$104,727	$—	$(559)	$104,168

The following table summarizes the contractual maturities of fixed maturity investments available for sale as of June 30, 2005 (in thousands). Expected maturities of debt securities and issuances will differ from contractual maturities of the debt securities and issuances because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Market Value
Year ending June 30,
2006	$91,822	$91,356
2007	12,905	12,812

Total	$104,727	$104,168

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of September 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of U.S. federal and state government agencies	$57,462	$—	(176)	$57,286
Corporate bonds and commercial paper	81,206	40	(347)	80,899

Total	$138,668	$40	$(523)	$138,185

7) Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill during the nine months ended June 30, 2005 (in thousands):

Balance at September 30, 2004	$24,442
Adjustment to goodwill for the acquisition of NetRaker Corporation (see Note 9)	1,659
Adjustment to goodwill for the acquisition of Vividence Corporation (see Note 9)	201
Additional goodwill for acquisition of the business of Hudson Williams Europe (see Note 9)	208

Balance at June 30, 2005	$26,510

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of June 30, 2005, the net carrying value of identifiable intangible assets was approximately $4.3 million (net of accumulated amortization of approximately $13.7 million). The components of identifiable intangible assets are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of June 30, 2005:
Gross carrying value	$11,623	$6,064	$250	$17,937
Accumulated amortization	(8,931)	(4,493)	(250)	(13,674)

Net carrying value at June 30, 2005	$2,692	$1,571	$0	$4,263

As of September 30, 2004:
Gross carrying value	$11,623	$6,000	$250	$17,873
Accumulated amortization	(7,603)	(3,889)	(250)	(11,742)

Net carrying value at September 30, 2004	$4,020	$2,111	$0	$6,131

Assuming no additional acquisitions and no impairment, the amortization expense for existing intangible assets as of June 30, 2005 is estimated to be $506,000 for the remainder of fiscal 2005, approximately $1.5 million for fiscal 2006, approximately $1.2 million for fiscal 2007, and approximately $1.1 million for fiscal 2008.

(8) Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock summarized below. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$1,235	$1,494	$3,023	$3,330

Denominator:
Denominator for basic net income per share—weighted average shares	19,792	19,504	19,892	19,290
Incremental common shares attributable to shares issuable under stock option plans	899	1,478	1,167	1,466

Denominator for diluted net income per share—weighted average shares	20,691	20,982	21,059	20,756

Net income per share—basic	$0.06	$0.08	$0.15	$0.17

Net income per share—diluted	$0.06	$0.07	$0.14	$0.16

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following potential shares of common stock have been excluded from the computation of diluted net income per share because the effect would have been antidilutive (in thousands):

	Three months ended, June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Shares outstanding under stock option plans	2,338	736	1,502	801

The weighted-average exercise price per share of excluded outstanding stock options was $20.65 and $40.65 for the three months ended June 30, 2005 and 2004 and $25.52 and $38.38 for the nine months ended June 30, 2005 and 2004, respectively. For the three and nine months ended June 30, 2004, dilutive potential common shares outstanding reflected all shares issuable under the Company’s stock option plan. As of June 30, 2005, there is no restricted stock outstanding.

(9) Acquisitions

On February 1, 2005, the Company acquired Hudson Williams Europe (“HWE”), a privately held e-business performance consulting firm based in the Netherlands, for a purchase price of approximately $260,000 plus direct transaction costs of $131,000. An initial cash payment of approximately $210,000 was made to HWE as of the closing date. Pursuant to the Asset Purchase Agreement, approximately $50,000 of the purchase price is being held back and will be released on January 31, 2006. An additional contingent consideration cash payment of up to approximately $130,000 will be made if profitability targets were achieved by HWE through June 30, 2005. The Company is evaluating the profitability achieved by HWE through June 30, 2005, and expects to determine if the profitability targets were achieved during the fourth quarter of its fiscal year 2005. In the third quarter of fiscal 2005, the Company updated the amount representing net assets of HWE as of the acquisition date, resulting in an adjustment to certain working capital amounts acquired of approximately $16,000. This adjustment has been recorded as a decrease to cash and increase in goodwill. The Company believes that this acquisition will provide its European customers the same range of management solutions that it has been offering in North America. The purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including customer-based intangible assets acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$70
Accounts receivable	121
Prepaid and other assets	37
Customer-based intangible assets	64
Goodwill	208
Liabilities assumed:
Accounts payable & accrued liabilities	(85)
Deferred revenue	(24)

Total purchase price, including direct acquisition costs	$391

In September 2004, the Company acquired Vividence Corporation (“Vividence”), a provider of web-based customer experience management for an initial cash payment of $20.0 million plus direct transaction costs of $572,000. The initial purchase price of $20.0 million, payable in cash, was reduced by approximately $400,000 which represented the preliminary difference between Vividence’s total assets and liabilities (“net assets”) as of the acquisition date after certain adjustments as defined in the Agreement and Plan of Reorganization dated September 10, 2004. In the second quarter of fiscal 2005, the Company and the Shareholders’ Representative of Vividence finalized the amount representing the net assets as of the acquisition date, resulting in a final net asset shortfall of approximately $38,000. This reduction in the purchase price has been recorded as a reduction of goodwill. An additional contingent consideration payment of up to $6.0 million in cash could be made if certain revenue and profitability targets are achieved by the acquired business through September 30, 2005. The Company believes that this acquisition will enhance and broaden its customer experience management solutions for enterprise customers as well as allow it to target e-business marketing executives within Fortune 500 companies such as usability and market research managers. The Company and the Shareholders’ Representative of the former shareholders of Vividence are working with a third party tax consultant in resolving several pre-acquisition sales and use tax matters. Any payment, if the tax matter is resolved by September 2005, would be the subject to a claim against the escrow by the Company. Based on its preliminary analysis, the Company believes that the matter will be resolved by September 2005 for a range between $350,000 to $750,000, although there can be no assurance as to the final outcome. As of June 30, 2005, the Company has prepaid approximately $114,000 in liabilities primarily related to pre-acquisition sales and use tax matters and pre-acquisition income tax matters, for which the Company has submitted claims against the escrow.

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including technology-based and customer-based intangible assets acquired. For the nine months ended June 30, 2005, total net adjustments of $201,000 were made to the fair value of net assets acquired and liabilities assumed as of the acquisition date. For the three months ended December 31, 2004, net adjustments totaled $239,000. This reduction in prepaid and other assets combined with the decrease in purchase price and liabilities assumed had the net impact of increasing goodwill. The following table summarizes the revised estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including technology-based and customer-based intangible assets acquired. Pursuant to the Agreement and Plan of Reorganization dated April 2, 2004 (“Agreement and Plan”), an additional contingent cash payment of up to $7.9 million could be made if certain revenue and profitability targets are achieved by the acquired business during the 12 months ended March 31, 2005. The Company estimated that a cash payment of approximately $1,667,000 was earned by the acquired business pursuant to the earnout provisions of the Agreement and Plan and recorded this to goodwill as of March 31, 2005. Two of the former stockholders of Netraker disputed the amounts to be paid under the Agreement and Plan and a settlement agreement was reached subsequent to June 30, 2005, as described in Part II, Item 1 of this quarterly report. As a result of settling this matter prior to the filing of this report on Form 10-Q, in addition to the earnout payment of $1,667,000 previously recorded to goodwill, the Company was required under GAAP to record those costs associated with the settlement in its financial statements for the quarter ended June 30, 2005. The Company’s previously announced net income of $1,666,000, or $0.08 per diluted share, for the quarter ended June 30, 2005, was reduced to $1,235,000, or $0.06 per diluted share, to reflect these costs associated with the settlement that were not included in goodwill. In addition, Keynote has agreed in principle with its insurance carrier that the legal fees and costs associated with the lawsuit will be partially covered under Keynote’s insurance policies and Keynote expects to receive these amounts during the fourth quarter of its current fiscal year. These amounts will be recorded as a credit to General and Administrative expenses on Keynote’s financial statements for the fourth quarter of its current fiscal year.

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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(10) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2005 and 2004 was 7.0% and 8.0%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2005 and 2004 was 6.7% and 8.0%, respectively.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in the future. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company is currently evaluating the repatriation provisions of AJCA, which if implemented, would affect its tax provision and deferred tax assets and liabilities. This analysis is expected to be completed by the end of the fiscal year; therefore, it is not possible at this time to determine the amount, if any, that may be repatriated or the related potential income tax effects of such repatriation.

(11) Commitments and Contingencies

(A) Leases

The Company leases certain of its facilities and equipment under noncancellable capital and operating leases, which expire on various dates through April 2015. As of June 30, 2005, future minimum payments under the leases are as follows (in thousands):

	Operating Leases	Capital Leases
Twelve months ended June 30:
2006	$365	$69
2007	294	17
2008	293	—
2009	256	—
2010	263
Thereafter	1,358	—

Total minimum lease payments	$2,829	$86

less amounts representing interest		(4)

Present value of minimum lease payments		$82

Less current portion of obligation under capital lease		(65)

Obligation under capital leases, less current portion		$17

Rent expense for the three months ended June 30, 2005 and 2004 was approximately $117,000 and $67,000, respectively. Rent expense for the nine months ended June 30, 2005 and 2004 was approximately $357,000 and $169,000, respectively.

(B) Commitments

The Company has contingent commitments to 116 bandwidth and collocation providers amounting to $672,000 for 107 locations that represent one to eleven month commitments. The commitments become due if the Company terminates any of these agreements prior to their expiration. At present, the Company does not intend to terminate any of these agreements prior to their expiration.

(C) Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as of June 30, 2005 and September 30, 2004, as the Company anticipates that it will be dismissed from the case as a result of the settlement.

On February 15, 2005, individuals George A. Papazian and Douglas K. van Duyne filed the action Papazian, et al. v. Keynote Systems, Inc., et al., Case No. CIV 444884 in Superior Court of San Mateo County against the Company and its Chief Executive Officer, Umang Gupta. The complaint asserted claims of fraud, breach of contract, and unfair business practices against Keynote and fraud against Mr. Gupta in connection with the Company’s April 2, 2004 acquisition of Netraker Corporation. The complaint also alleged that the Company precluded plaintiffs from maximizing their earn-out under the terms of the acquisition agreement. The complaint sought rescission of the agreement, unspecified monetary and punitive damages, and equitable relief in the form of restitution and disgorgement of any profits. On March 28, 2005, the Company and Mr. Gupta demurred to the complaint and moved to strike portions thereof. Plaintiffs initiated the lawsuit with allegations in good faith. The parties have resolved the case on a mutually satisfactory basis. Based on the facts developed through investigation and discovery, plaintiffs have agreed to dismiss all claims, including the fraud allegations. The matter was settled pursuant to a confidential settlement agreement between the parties on July 25, 2005.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(12) Stock Repurchase Program

The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, a total of 11.4 million shares had been repurchased as of June 30, 2005, for approximately $101.8 million.

On January 27, 2005, the Company entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 2 million shares of the Company’s common stock, representing approximately 10% of the Company’s outstanding common stock, over a period of twelve months commencing as early as March 1, 2005. For the three and nine months ended June 30, 2005, the Company repurchased approximately 826,000 and 1,026,000 shares for $9.4 million and $11.7 million, respectively, in connection with purchases in the open market. In April 2005, the Company retired 200,000 shares of treasury stock repurchased under the provisions of the Trading Plan. For the three and nine months ended June 30, 2004, the Company did not repurchase any of its common stock.

As of June 30, 2005, the Company had authorization to repurchase up to approximately $28.2 million of its common stock pursuant to this stock repurchase program.

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

The following table identifies which services fall under measurement services and management solutions and where they are recorded in the condensed consolidated statements of operations listed in alphabetical order:

	Subscription Services	Professional Services
Measurement Services:
Application Perspective Outside	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X

Management Solutions:
Application Perspective Private	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes measurement services and management solutions revenue (in thousands):

	2005	2004
For the three months ended June 30:
Measurement services revenue	$7,392	$7,040
Management solutions revenue	6,073	3,674

Total Revenue	$13,465	$10,714

	2005	2004
For the nine months ended June 30:
Measurement services revenue	$21,714	$20,960
Management solutions revenue	18,504	9,296

Total Revenue	$40,218	$30,256

International sales were approximately 10% and 6% of total revenue for the three months ended June 30, 2005 and 2004, respectively. International sales were approximately 8% and 6% of total revenue for the nine months ended June 30, 2005 and 2004, respectively.

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

Overview

We offer e-business performance measurement services (“measurement services”) and performance management solutions (“management solutions”) that enable corporate enterprises to measure, monitor, test and tune, diagnose and optimize their e-business systems both inside and outside the firewall. Keynote’s services enable enterprises to increase return on investment, save money and efficiently link information technology resources to e-business goals. Our solutions are comprised of three broad areas: customer experience management (CEM), service level management (SLM) and web monitoring and measurement which include a broad portfolio of cost-effective measurement, monitoring, performance management, load testing, content quality testing and usability testing services. Our customer experience management and service level management services comprise our management solutions. Our web monitoring and measurement services represent our measurement services. Keynote’s goal is to empower customers to deliver an optimal experience to end-users and to gain competitive advantage, while helping them reduce unnecessary capital expenditures and leverage enterprise management software they already own.

Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to our Internet measurement, monitoring, testing, customer experience, diagnostic and WebEffective Intelligence Platform services. Subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, commencing on the day service is first provided, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Revenue related to the use of our WebEffective Intelligence Platform is accounted for as either subscription services revenue or professional services revenue depending upon its use. If a customer purchases a subscription to our WebEffective Intelligence Platform, we recognize revenue ratably over the subscription period, commencing on the day service is provided and such revenue is recorded as subscription services revenue. If the WebEffective Intelligence Platform is used to conduct evaluations on consulting engagements, we recognize revenue upon the completion of the evaluation and record such revenue as professional services revenue. Deferred revenue is comprised of all unearned revenue that has been collected, primarily unearned subscription services revenue, and is recorded as deferred revenue on our balance sheet until the revenue is earned. Any uncollected deferred revenue is offset against accounts receivable on our balance sheet. As of June 30, 2005, we had recorded approximately $7.1 million of deferred revenue. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized during free trial periods. For most consulting engagements that span more than one month, revenue is recognized as milestones or deliverables are completed. A majority of our subscription services revenue comes from our e-business performance measurement services, which include our Perspective services. Subscription services revenue also includes our Red Alert and NetMechanic monitoring and alarm services, Test Perspective, WebEffective Intelligence Platform, performance management subscription services, our private agent and application performance management services. Our customers purchase these services for an initial term of three to twelve months and then may renew on an annual, semi-annual, or month-to-month basis. Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

On August 8, 2005, Keynote issued a press release announcing that on July 25, 2005 it had entered into a confidential settlement agreement with two former stockholders of Netraker Corporation. They disputed the amounts to be paid under the Agreement and Plan of Reorganization dated April 2, 2004 and a settlement agreement was reached subsequent to June 30, 2005, as described in Part II, Item 1 of this quarterly report. As a result of settling this matter prior to the filing of this report on Form 10-Q, and in addition to the earnout payment of $1.7 million previously recorded to goodwill, the Company was required under GAAP to record those costs associated with the settlement in its financial statements for the quarter ended June 30, 2005. The Company’s previously announced net income of $1,666,000, or $0.08 per diluted share, for the quarter ended June 30, 2005, was reduced to $1,235,000, or $0.06 per diluted share, to reflect those costs associated with the settlement that were not included in goodwill. In addition, Keynote has agreed in principle with its insurance carrier that the legal fees and costs associated with the lawsuit will be partially covered under Keynote’s insurance policies and Keynote expects to receive these amounts during the fourth quarter of its current fiscal year. These amounts will be recorded as a credit to General and Administrative expenses on Keynote’s financial statements for the fourth quarter of its current fiscal year. As a result, Keynote now expects that diluted earnings per share will be between $0.07 and $0.10 per share for the fourth quarter of the fiscal year ending September 30, 2005, as compared to its previously announced guidance of between $0.06 to $0.08 per share.

We offer our professional services on a per engagement basis. Professional services revenue amounted to approximately 25% and 10% of total revenue for the three months ended June 30, 2005 and 2004, respectively. Professional services revenue amounted to approximately 26% and 9% of total revenue for the nine months ended June 30, 2005 and 2004, respectively. We believe that professional services revenue may increase somewhat in the future as a percentage of total revenue, as our existing professional services become more widely used, as a result of the acquisitions of NetRaker, Hudson Williams, Vividence and Hudson Williams Europe in late 2004 and early 2005 and as we introduce additional services that require consulting expertise. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

We had total revenue of approximately $13.5 million and $10.7 million for the three months ended June 30, 2005 and 2004, respectively. We achieved net income of approximately $1.2 and approximately $1.5 million for the three months ended June 30, 2005 and 2004, respectively. We had total expenses of approximately $13.0 million and $9.8 million for the three months ended June 30, 2005 and 2004, respectively. We had total revenue of approximately $40.2 million and $30.3 million for the nine months ended June 30, 2005 and 2004, respectively. We achieved net income of approximately $3.0 million and $3.3 million for the nine months ended June 30, 2005 and the comparative period in 2004. We had total expenses of approximately $39.3 million and $28.6 million for the nine months ended June 30, 2005 and 2004, respectively. The increase in total expenses was mainly attributable to increased personnel costs related to the acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004 and higher spending on legal fees and accounting and audit fees, mainly attributable to the increasing cost of compliance requirements. The increase in total expenses for the nine month period was offset by a $485,000 reduction in personnel expenses related to a reduction in the required incurred but not reported claims reserve associated with our previous medical program that was partially self-funded by us. This partially self-funded medical program was terminated in March 2004, and we currently have a fully insured medical program. Our revision of the estimated incurred but not reported claims reserve was based on claims information provided by the previous insurance provider. As of June 30, 2005, we have received confirmation from our former insurance provider that the claims period has expired.

As of June 30, 2005 and 2004, one single customer accounted for more than 10% of our total accounts receivable. For the three months ended June 30, 2005, one single customer accounted for slightly more than 10% of total revenue during the period. For the three months ended June 30, 2004, no single customer accounted for more than 10% of total revenue during the period. For the nine months ended June 30, 2005 and 2004, no single customer accounted for more than 10% of total revenue for each of the periods. For the three months ended June 30, 2005 and 2004, our ten largest customers accounted for approximately 39% and 35% of total revenue, respectively. For the nine months ended June 30, 2005 and 2004, our ten largest customers accounted for approximately 37% and 34% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could decline.

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

We believe that the challenges for our business include 1) increasing both management solutions and measurement services revenue by generating organic revenue growth from current services we acquired or developed internally, 2) integrating and realizing anticipated benefits of our prior acquisitions and any acquisitions that may occur in the future and 3) continuing to control our expenses for the fourth quarter of fiscal 2005.

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

The following table identifies which services are categorized as measurement services and management solutions and where they are recorded in our condensed consolidated statements of operations listed in alphabetical order):

	Subscription Services	Professional Services
Measurement Services:
Application Perspective Outside	X
NetMechanic	X
Red Alert	X
Streaming Perspective	X
Transaction Perspective	X
Website Perspective	X

Management Solutions:
Application Perspective Private	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
Network Perspective	X
Professional Services		X
Test Perspective	X
WebEffective Intelligence Platform	X	X
WebIntegrity	X
Wireless Perspective	X

The following table summarizes measurement services and management solutions revenue (in thousands):

	2005	2004	% change
For the three months ended June 30:
Measurement services revenue	$7,392	$7,040	5%
Management solutions revenue	6,073	3,674	65%

Total Revenue	$13,465	$10,714	26%

	2005	2004	% change
For the nine months ended June 30:	$21,714	$20,960	4%
Measurement services revenue	18,504	9,296	99%

Management solutions revenue
Total Revenue	$40,218	$30,256	33%

Measurement services revenue increased by $352,000 for the three months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. Measurement services revenue represented 55% and 66% of total revenue for the three months ended June 30, 2005 and 2004, respectively. Measurement services revenue increased by $754,000 for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. Measurement services revenue represented 54% and 69% of total revenue for the nine months ended June 30, 2005 and 2004, respectively. The slight increase in measurement services revenue was mainly attributable to revenue from our Application Perspective service which was newly introduced in the second quarter of fiscal 2004 and increased subscriptions for our Transaction Perspective service.

Management solutions revenue increased by approximately $2.4 million for the three months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. Management solutions revenue represented 45% and 34% of total revenue for the three months ended June 30, 2005 and 2004, respectively. Management solutions revenue increased by approximately $9.2 million for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. Management solutions revenue represented 46% and 31% of total revenue for the nine months ended June 30, 2005 and 2004, respectively. The increase in management solutions revenue as listed in descending order of impact, was mainly attributable to our acquisitions of Vividence in September 2004 and NetRaker in April 2004, as well as increases in revenue from our Enterprise Solutions.

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

Revenue Recognition

Substantially all of our revenue is derived from three sources: (1) subscriptions to our monitoring and measurement services, otherwise known as subscription revenue, (2) subscription for the use of our technology for our WebEffective Intelligence Platform which, depending on its use, is also recorded as either subscription or professional services revenue, and (3) providing professional services including all consulting services and other miscellaneous items.

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, Emerging Issue Task Force (“EITF”) Issue 00-21, Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, and Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, where applicable. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) service has occurred or milestone or deliverable has been completed, (3) the fee is fixed or determinable, and (4) collectibility is probable.

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

We recognize our subscription services revenue, which is generally deferred upon invoicing, ratably over the service period, generally ranging from one to twelve months. For some customers, subscription services revenue is invoiced monthly upon completion of the services. Revenue related to the use of our WebEffective Intelligence Platform is accounted for as either subscription services revenue or professional services revenue depending upon its use. If a customer purchases a subscription to our WebEffective Intelligence Platform, we recognize revenue ratably over the subscription period, commencing on the day service is provided and such revenue is recorded as subscription services revenue. If the WebEffective Intelligence Platform is used to conduct evaluations on consulting engagements, we recognize revenue upon the completion of the evaluation and record such revenue as professional services revenue. We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods.

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

Allowance for Doubtful Accounts and Billing Allowance

Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $534,000, or 6% of total accounts receivable, and approximately $758,000, or 11% of total accounts receivable, as of June 30, 2005 and September 30, 2004, respectively. The decrease in our allowance for doubtful accounts and billing allowance is primarily due to improved experience rates associated with customer write-offs and billing adjustments.

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

We performed an annual impairment review during the fourth quarter in both fiscal 2003 and 2004. We did not record an impairment charge based on our reviews. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value. The goodwill recorded on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 was approximately $26.5 million as compared to $24.4 million as of September 30, 2004.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. At present, our deferred tax assets have been offset by a full valuation allowance because of our history of losses through fiscal 2003, previously limited number of profitable quarters and the impact of acquisitions on our quarterly results. As the company has demonstrated profitability in eight of its most recent quarters, the company has begun determining to what extent some or all deferred tax assets that were previously offset by a valuation allowance are realizable. To the extent any of these tax assets are realizable a positive adjustment to fourth quarter earnings will be made.

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

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Revenue:
Subscription services	74.6%	90.2%	74.6%	90.6%
Professional services	25.4	9.8	25.4	9.4

Total revenue	100.0	100.0	100.0	100.0
Expenses:
Costs of subscription services	9.7	11.4	9.9	13.3
Costs of professional services	15.5	9.3	17.3	8.0
Research and development	13.6	17.1	14.6	16.8
Sales and marketing	23.4	24.6	24.1	25.2
Operations	11.4	12.1	11.3	13.3
General and administrative	17.5	11.3	14.9	11.9
Excess occupancy costs	0.8	1.5	0.9	2.3
Amortization of identifiable intangible assets	4.4	3.9	4.8	3.8

Total expenses	96.3	91.2	97.8	94.6

Income from operations	3.7	8.8	2.2	5.4
Interest income, net	6.2	6.4	5.8	6.6

Net income before provision for income taxes	9.9	15.2	8.0	12.0
Provision for income taxes	(0.7)	(1.2)	(0.5)	(1.0)

Net income	9.2%	14.0%	7.5%	11.0%

Our net income decreased by $259,000, from net income of approximately $1.5 million for the three months ended June 30, 2004 to net income of approximately $1.2 million for the three months ended June 30, 2005. Total revenue increased by approximately $2.8 million or 26%, from approximately $10.7 million for the three months ended June 30, 2004 to approximately $13.5 million for the three months ended June 30, 2005. Total expenses increased by approximately $3.2 million or 33%, from approximately $9.8 million for the three months ended June 30, 2004 to approximately $13.0 million for the three months ended June 30, 2005.

Our net income decreased by $307,000, from a net income of approximately $3.3 million for the nine months ended June 30, 2004 to a net income of approximately $3.0 million for the nine months ended June 30, 2005. Total revenue increased by approximately $10.0 million or 33%, from approximately $30.3 million for the nine months ended June 30, 2004 to approximately $40.2 million for the nine months ended June 30, 2005. Total expenses increased by approximately $10.7 million or 37%, from approximately $28.6 million for the nine months ended June 30, 2004 to approximately $39.3 million for the nine months ended June 30, 2005. The increase in total expenses for the three and nine month period was mainly attributable to increased personnel costs related to the acquisitions of Vividence, NetRaker, and Hudson Williams in the second half of fiscal 2004 and higher spending on legal, accounting and audit fees mainly attributable to the increasing cost of compliance requirements and the settlement of the NetRaker lawsuit. The increase in total expenses for the nine month period was offset by a $485,000 reduction in personnel expenses related to our estimate of the required reserve needed for incurred but not reported claims associated with our previous medical program that was partially self-funded by us. The claims period expired in the Company’s third fiscal quarter. We currently have a fully insured medical program. As of June 30, 2005, we have received confirmation from our former insurance provider that the claims period has expired.

We anticipate that total expenses for the fourth quarter of fiscal 2005 will decrease slightly when compared to the third quarter of fiscal 2005 due to the fact that the third quarter included the costs associated with the NetRaker litigation settlement and we expect the fourth quarter to include insurance proceeds associated with the settlement.

Revenue:

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
Subscription services	$10,043	$9,663	4%
Professional services	3,422	1,051	226%

Total revenue	$13,465	$10,714	26%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
Subscription services	$29,718	$27,399	8%
Professional services	10,500	2,857	268%

Total revenue	$40,218	$30,256	33%

Subscription Services. Revenue from subscription services increased $380,000 for the three months ended June 30, 2005 as compared to the same period in fiscal 2004. The increase in subscription services revenue was mainly attributable to increases in our subscription based management solutions services. This increase, as listed in descending order of impact, was mainly from sales of our WebEffective Intelligence Platform services due to our acquisition Vividence in September 2004, our Transaction Perspective and our Application Perspective services, offset by a decrease in sales of our Website Perspective services. Revenue from subscriptions services increased approximately $2.3 million for the nine months ended June 30, 2005 as compared to the same period in 2004. The increase in subscription revenue for the three months ended June 30, 2005 as compared to the same period in fiscal 2004, as listed in descending order of impact, was mainly from increased sales of our WebEffective Intelligence Platform services, our Transaction Perspective services, our Application Perspective, our Enterprise Solutions and our Wireless Perspective services. The increases were offset by decreases in sales of our Website Perspective and Network Perspective Services. At the end of June 30, 2005, we measured for revenue 9,247 page measurements or URLs, and 7,614 internet-connected devices. At the end of June 30, 2004, we measured for revenue 7,822 URLs and 7,641 internet-connected devices.

Professional Services. Revenue from professional services increased approximately $2.4 million for the three months ended June 30, 2005 as compared to the same period in fiscal 2004. Revenue from professional services increased approximately $7.6 million for the nine months ended June 30, 2005 as compared with the same period in 2004. The increase in professional services revenue was primarily due to increased contribution from our WebEffective Intelligence Platform services due to our recent acquisitions of NetRaker and Vividence. Because our professional services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, professional services revenue is less predictable than subscription services revenue and may vary from period to period.

Expenses:

Costs of Subscription and Professional Services

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
Costs of subscription services	$1,308	$1,226	7%
Costs of professional services	$2,088	$998	109%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
Costs of subscription services	$3,968	$4,030	(2)%
Costs of professional services	$6,956	$2,435	186%

Costs of Subscription Services. Costs of subscription services increased $82,000 for the three months ended June 30, 2005 as compared to the same period in fiscal 2004 and represented 13% of subscription services revenue for each of the three months ended June 30, 2005 and 2004, respectively. Costs of subscriptions services decreased $62,000 for the nine months ended June 30, 2005 as compared to the same period in fiscal 2004 and represented 13% and 15% of subscription services revenue for the nine months ended June 30, 2005 and 2004, respectively. The decrease was due to reduced costs for bandwidth, partially offset by costs associated with our NetRaker and Vividence acquisitions.

Costs of Professional Services. Costs of professional services increased approximately $1.1 million for the three months ended June 30, 2005 as compared to the corresponding period in fiscal 2004, and represented 61% and 95% of professional services revenue for the three months ended June 30, 2005 and 2004, respectively. The increase in costs of professional services for the three months ended June 30, 2005 as compared to the corresponding period in fiscal 2004 was primarily due to additional personnel and consulting costs from our acquisitions of Hudson Williams in July 2004, Vividence in September 2004, and Hudson Williams Europe in February 2005. Costs of professional services increased approximately $4.5 million for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004, and represented 66% and 85% of professional services revenue for the nine months ended June 30, 2005 and 2004, respectively. The increase in costs of professional services for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004 was primarily due to additional personnel and consulting costs from the acquisitions described above.

Research and Development:

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
Research and development	$1,829	$1,829	0%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
Research and development	$5,865	$5,087	15%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses remained consistent for the three months ended June 30, 2005 as compared to the corresponding period in fiscal 2004 due to personnel reductions in our first and second quarters offset by headcount increases from acquisitions. Research and development expenses increased $778,000 for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. For the comparable nine month periods, the increase in research and development expenses was mainly attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the fourth fiscal quarter of fiscal 2005 are expected to be comparable to the third quarter of fiscal 2005.

Sales and Marketing

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
Sales and marketing	$3,154	$2,636	20%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
Sales and marketing	$9,689	$7,623	27%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased $518,000 for the three months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. The increase for the three months ended June 30, 2005 as compared to the corresponding period in fiscal 2004 was mainly attributable to additional personnel costs as a result of our acquisitions of Hudson Williams, and Vividence in the fourth quarter of fiscal 2004. Our sales and marketing expenses increased approximately

$2.1 million for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. The increase for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004 was mainly attributable to additional personnel costs as a result of the acquisitions of Hudson Williams and Vividence as well as the acquisition of Netraker, which occurred in April 2004. We believe that sales and marketing expenses in absolute dollars for the fourth quarter of fiscal 2005 will increase slightly compared to the third quarter of fiscal 2005 due to additional sales personnel costs and increased spending on marketing programs.

Operations

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
Operations	$1,543	$1,292	19%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
Operations	$4,548	$4,038	13%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and paid for customer support during the business day. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $251,000 for the three months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. The increase for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily due to additional personnel costs as a result of our acquisitions of Hudson Williams and Vividence in the fourth quarter of fiscal 2004. Our operations expenses increased $510,000 for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. The increase for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004 was primarily attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. We believe that operations expenses in absolute dollars for the fourth quarter of fiscal 2005 will remain comparable to the third quarter of fiscal 2005.

General and Administrative

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
General and administrative	$2,352	$1,206	95%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
General and administrative	$5,986	$3,591	67%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $1,146,000 for the three months ended June 30, 2005 as compared to the same period in fiscal 2004. General and administrative expenses increased approximately $2,395,000 for the nine months ended June 30, 2005. The increase in our general and administrative expenses was primarily attributable to increased costs for corporate governance, compliance requirements, legal fees, audit work, the NetRaker litigation settlement and temporary personnel costs. We believe that general and administrative expenses for the fourth quarter of fiscal 2005 will decrease when compared to the third quarter of fiscal 2005 due to the fact that the NetRaker litigation settlement is included in the third quarter and the insurance proceeds are expected in the fourth quarter and to lower temporary personnel costs and the absence of the NetRaker settlement.

Excess Occupancy Costs

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
Excess occupancy costs	$105	$164	(36)%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
Excess occupancy costs	$353	$684	(48)%

Excess occupancy costs are fixed expenses associated with the portion of our headquarters’ building not occupied by us, such as property taxes, insurance, and depreciation. These particular expenses are reduced by the rental income from the sublease of space in our headquarters’ building. Rental income from the sublease of space has increased in recent periods. The costs are based on the actual unoccupied square footage, which was 60% and 70% of the total rentable square footage of the headquarters’ building for the three and nine months ended June 30, 2005 and 2004, respectively.

Amortization of Identifiable Intangible Assets

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
Amortization of identifiable intangible assets	$591	$420	41%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
Amortization of identifiable intangible assets	$1,932	$1,154	67%

As of June 30, 2005 and September 30, 2004, we had identifiable intangible assets with a gross carrying value of approximately $17.9 million and $17.9 million, respectively. Amortization of identifiable intangible assets increased by $171,000 mainly due to our recent acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004 and Hudson Williams Europe in February 2005 offset partially by intangibles associated with the Company’s 2002 acquisition of Net Mechanic becoming fully amortized in April, 2005. As of June 30, 2005 and September 30, 2004, the net carrying value of identifiable intangible assets was approximately $4.3 million and $6.1 million, respectively.

We review our identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

We expect the amortization of intangible assets to be $506,000 for the fourth quarter of fiscal 2005, assuming no additional acquisitions, changes in preliminary purchase price allocations or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of June 30, 2005, as listed in the table below, will be fully amortized by February 2009 (in thousands).

	Technology Based	Customer Based	Total
Net carrying value at June 30, 2005	$2,692	$1,571	$4,263

Interest Income and Other, Net

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
Interest income and other, net	$833	$681	22%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
Interest income and other, net	$2,319	$2,006	16%

Interest income and other, net, increased $152,000 for the three months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. Interest income and other, net, increased $313,000 for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. The increase in interest income and other, net, was primarily attributable to increased investment yields resulting from higher market interest rates earned on our invested cash. Interest income represents interest earned from our cash, cash equivalents, and short-term investments.

Provision for Income Taxes

	2005	2004	% Change
	(In thousands)
For the three months ended June 30:
Provision for income taxes	$93	$130	(28)%

	2005	2004	% Change
	(In thousands)
For the nine months ended June 30:
Provision for income taxes	$217	$290	(25)%

Provision for income taxes decreased for the three months ended June 30, 2005, as compared to the same period in fiscal 2004. Provision for income taxes decreased by $73,000 for the nine months ended June 30, 2005 as compared to the corresponding period in fiscal 2004. Our effective tax rate for the three months ended June 30, 2005 and 2004 was 7.0% and 8.0%, respectively. Our effective tax rate of the nine months ended June 30, 2005 and 2004 was 6.7% and 8%, respectively.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in the future. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. We are currently evaluating the effects of the repatriation provision; we have not yet decided whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. This analysis is expected to be completed by the end of the fiscal year.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments

	As of June 30, 2005	As of September 30, 2004
	(In thousands)
Cash, cash equivalents and short-term investments	$143,114	$148,117
Accounts receivable, net	$7,993	$6,138
Working capital	$133,795	$136,883
Days sales in accounts receivable (DSO) (a)	54	45

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

	2005	2004
	(In thousands)
For the nine months ended June 30:
Cash provided by operating activities	$7,399	$12,147
Cash provided by (used in) investing activities	$28,313	$(23,289)
Cash provided by (used in) financing activities	$(6,698)	$6,204

Cash, cash equivalents and short-term investments

As of June 30, 2005, we had approximately $38.9 million in cash and cash equivalents and approximately $104.2 million in short-term investments, for a total of approximately $143.1 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, United States government agency discount notes, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances and auction rate securities with Moody’s ratings of A2 or better. Cash, cash equivalents and short-term net investments for the nine months ended June 30, 2005 decreased by approximately $5.0 million. Cash flow from operating activities was approximately $7.4 million, cash flow from investing activities was approximately $28.3 million, and approximately $6.7 million was utilized by the Company in financing activities. The largest uses of cash from financing activities during the nine months ended June 30, 2005 primarily related to the repurchase of approximately 1,026,000 shares of the Company’s common stock for a purchase price of approximately $11.7 million. The most significant uses of cash from investing activities during the nine months ended June 30, 2005 were the purchases of property and equipment, of approximately $2.5 million and $739,000 primarily for the purchase of Hudson Williams Europe in February 2005, payment of the additional purchase consideration to Candescent in January 2005, and additional direct costs associated with our acquisitions of NetRaker, and Vividence in the second half of fiscal 2004.

Cash provided by operating activities

For the nine months ended June 30, 2005, net cash provided by operating activities was approximately $7.4 million which was mainly due to net income, excluding all non-cash amortization and depreciation charges, a decrease in prepaids and other assets of $269,000, partially offset by an increase in accounts receivable of approximately $1.7 million, a decrease in accounts payable and accrued expenses of $294,000 and decrease in deferred revenue of $643,000. The decrease in prepaids and other assets was mainly attributable to normal monthly amortization. The increase in accounts receivable was mainly attributable to higher DSO for the period. This increase was due to the fact that management solutions revenue has constituted a larger portion of total revenue for the nine months ended June 30, 2005, and a large percentage of management solutions billings were generated in the last month of the quarter. The decrease in accounts payable and accrued expenses was mainly attributable to decreases in certain personnel costs related accruals such as bonus and benefits and the $485,000 reduction in the required reserve needed for incurred but not reported claims associated with our previous medical program that was partially self-insured by us. The decrease in deferred revenue was mainly attributable to less consulting engagements that continued over multiple quarters.

Cash provided by investing activities

For the nine months ended June 30, 2005, net cash provided by our investing activities was approximately $28.3 million. We realized a net amount of approximately $31.5 million on the sale of short-term investments. We utilized approximately $2.5 million to purchase property and equipment, primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have subleased in our headquarters building. We utilized $739,000 of cash during the nine months ended June 30, 2005 primarily for the purchase of Hudson Williams Europe in February 2005, payment of the earnout to Candescent in January 2005, and additional direct costs associated with our acquisitions of NetRaker, and Vividence in the second half of fiscal 2004.

Cash used in financing activities

For the nine months ended June 30, 2005, net cash used in our financing activities was approximately $6.7 million. We received approximately $5.4 million from the issuance of common stock, associated with our employee stock option plan and employee stock purchase plan (ESPP). For the nine months ended June 30, 2005, we repurchased approximately 1.0 million shares of common stock for approximately $11.7 million, primarily in connection with purchases in the open market.

Commitments

As of June 30, 2005, our principal commitments consisted of approximately $2.9 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in April 2015. Additionally, we had contingent commitments to 116 bandwidth and collocation providers amounting to $672,000 in the aggregate for 107 locations ranging from one to eleven months commitments, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million related to our operations and headquarters building for the third quarter of fiscal 2005, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of June 30, 2005 (in thousands):

	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Contractual Obligations Leases	$2,915	$434	$604	$517	$1,360
Commercial Commitments Bandwidth and Collocation	672	672	—	—	—
Commitments to repurchase common stock	286	286	—	—	—

Total	$3,873	$1,392	$604	$517	$1,360

As of June 30, 2005, we did not have any purchase commitments other than obligations incurred in the normal course of business. These amounts are accrued when services or goods are received.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2005.

Recently Issued Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in the future. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” The Company is currently evaluating the repatriation provisions of AJCA, which if implemented, would affect its tax provision and deferred tax assets and liabilities. This analysis is expected to be completed by the end of the fiscal year; therefore, it is not possible at this time to determine the amount, if any, that may be repatriated or the related potential income tax effects of such repatriation.

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

Although we have been profitable since the fourth quarter of fiscal 2003, we experienced operating losses in each quarterly period since inception through the third quarter of fiscal 2003. We may not be able to sustain operating profitability in the future. As of June 30, 2005, we had an accumulated deficit of $134.0 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of June 30, 2005, we had approximately $4.3 million of net identifiable intangible assets and approximately $26.5 million of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. We also expect in the next fiscal year to have increased expenses due to the adoption of SFAS No. 123R. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

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

Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	The rate of new and renewed subscriptions to our services during the quarter;

•	The amount and timing of any reductions by our customers in their usage of our services during the quarter;

•	Our ability to increase the number of web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger customers;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

•	The timing and amount, if any, of restructuring costs if we are required to further restructure our operations.

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

We have completed several acquisitions, and as a part of our business strategy we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies;

•	difficulties in managing a larger organization;

•	unanticipated costs associated with the acquisition or incurring of additional unknown liabilities;

•	diversion of management’s attention from other business concerns;

•	entry in new businesses in which we have little direct experience, as was the case with our acquisition of Vividence Corporation;

•	difficulties in marketing additional services to the acquired companies’ customer base or to our customer base;

•	adverse effects on existing business relationships with resellers of our service and our customers;

•	difficulties in managing geographically-dispersed businesses;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write-down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	Use of substantial portions of our available cash or dilution in equity if stock is used to consummate the acquisition and/or operate the acquired business.

Our operating results could be harmed if sales of our e-business performance measurement services decline.

Sales of our e-business performance measurement services, primarily our Web Site Perspective-Business Edition and Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our performance measurement services and performance management solutions. While total revenue has been increasing for the past six quarters, our measurement services revenue has otherwise experienced declines from historic levels or has not increased significantly. If these revenue trends continue with respect to our measurement services, our operating results could suffer if we are not able to increase revenues from other services.

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

Our ten largest customers accounted for approximately 39% and 35% of our total revenue for the three months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005 and 2004, the ten largest customers accounted for approximately 37% and 34% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

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

Professional services revenue represented approximately 25% and 10% of total revenue for the three months ended June 30, 2005 and 2004, respectively, and approximately 26% and 9% for the nine months ended June 30, 2005 and 2004, respectively. We have added to our professional services with our acquisitions of NetRaker Corporation in April 2004, Hudson-Williams Corporation in July 2004, Vividence Corporation in September 2004, and Hudson Williams Europe in February 2005. In the past, the cost of professional services has, at times, exceeded our professional services revenue. We will also need to successfully market these services in order to increase consulting revenue. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter.

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

We believe we must expand the sales of our services outside the United States. Although we completed our first international acquisition in February 2005, to date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 9% and 6% of our total revenue for the three months ended June 30, 2005 and 2004, respectively. International sales were approximately 8% and 6% of total revenue for the nine months ended June 30, 2005 and 2004, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

We currently do not occupy or sublease approximately 60% of our headquarters building in San Mateo, California. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our building operating costs. In addition, we have previously incurred a charge for the write-down of the building, and, if the real estate market continues to deteriorate, we may incur charges for future write-downs. Any such charge could harm our results of operations.

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

Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require us to include a management assessment of our internal controls over financial reporting and auditor attestation of that assessment in our annual report for our fiscal year ending September 30, 2005. This effort has required, and continues to require, the commitment of significant financial and managerial resources. Although we believe that our ongoing review of our internal controls will enable us to provide a favorable assessment of our internal controls and for our external auditors to provide their attestation as of September 30, 2005, as required by Section 404, we can give no assurance that these efforts will be completed on a timely and successful basis. Any failure to complete a favorable assessment and obtain our auditors’ attestation could have a material adverse effect on our stock price.

We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties as a result of these developments. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our business.

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

Item 3. Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of June 30, 2005, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $349,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies as of June 30, 2005. We do not enter into derivative transactions for trading or speculative purposes.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as of June 30, 2005 and September 30, 2004, as the Company anticipates that it will be dismissed from the case as a result of the settlement.

On February 15, 2005, individuals George A. Papazian and Douglas K. van Duyne filed the action Papazian, et al. v. Keynote Systems, Inc., et al., Case No. CIV 444884 in Superior Court of San Mateo County against the Company and its Chief Executive Officer, Umang Gupta. The complaint asserted claims of fraud, breach of contract, and unfair business practices against Keynote and fraud against Mr. Gupta in connection with the Company’s April 2, 2004 acquisition of Netraker Corporation. The complaint also alleged that the Company precluded plaintiffs from maximizing their earn-out under the terms of the acquisition agreement. The complaint sought rescission of the agreement, unspecified monetary and punitive damages, and equitable relief in the form of restitution and disgorgement of any profits. On March 28, 2005, the Company and Mr. Gupta demurred to the complaint and moved to strike portions thereof. Plaintiffs initiated the lawsuit with allegations in good faith. The parties have resolved the case on a mutually satisfactory basis. Based on the facts developed through investigation and discovery, plaintiffs have agreed to dismiss all claims, including the fraud allegations. The matter was settled pursuant to a confidential settlement agreement between the parties on July 25, 2005.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

(a) Not applicable.

(b) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
April 1, 2005 to April 30, 2005	209,000	$11.71	409,131	$35,200
May 1, 2005 to May 31, 2005	319,768	$10.78	728,899	$31,700
June 1, 2005 to June 30, 2005	297,185	$11.68	1,026,000	$28,200

Total	825,953	$11.34	1,026,000	$28,200

(1)	The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, a total of 11.4 million shares had been repurchased as of June 30, 2005, for approximately $101.8 million. On January 27, 2005, the Company entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 2 million shares of the Company’s common stock, representing approximately 10% of the Company’s outstanding common stock, over a period of twelve months commencing as early as March 4, 2005. For the three and nine months ended June 30, 2005, the Company repurchased approximately 826,000 shares for $9.4 million and 1,026,000 shares for $11.7 million, respectively, in connection with purchases in the open market. As of June 30, 2005, the Company had remaining authorization to repurchase up to approximately $28.2 million of its common stock pursuant to this stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as Exhibits to this Report:

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.1	Employment Offer Letter dated as of April 7, 2005 between Keynote Systems, Inc. and Patrick Quirk.*	8-K	000-27241	4/12/2005	99.1

10.2	Promotion Letter Agreement dated as of May 1, 2005 between Keynote Systems, Inc. and Vikram Chaudary.*	8-K	000-27241	5/5/2005	99.1

10.3	Addendum to Stock Option Agreement dated as of May 1, 2005 between keynote Systems, Inc. and Vikram Chaudary.*	8-K	000-27241	5/5/2005	99.2

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 9th day of August 2005.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PETER J. MALONEY
Peter J. Maloney
Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.1	Employment Offer Letter dated as of April 7, 2005 between Keynote Systems, Inc. and Patrick Quirk.*	8-K	000-27241	4/12/2005	99.1

10.2	Promotion Letter Agreement dated as of May 1, 2005 between Keynote Systems, Inc. and Vikram Chaudary.*	8-K	000-27241	5/5/2005	99.1

10.3	Addendum to Stock Option Agreement dated as of May 1, 2005 between Keynote Systems, Inc. and Vikram Chaudary.*	8-K	000-27241	5/5/2005	99.2

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.