Form 10-K
period 2005-09-30
KEYNOTE SYSTEMS INC
filed 2005-12-08
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.    YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    YES ☐    NO ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of March 31, 2005, the aggregate market value of voting stock held by non-affiliates of the Registrant was $209 million.

The number of shares of the Registrant’s common stock outstanding as of December 5, 2005 was 20,531,342 including 1,788,153 treasury shares.

Documents incorporated by reference: Part III incorporates information by reference to portions of the Registrant’s proxy statement for its 2006 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

PART I

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our future business strategy, costs and expenses. These forward-looking statements include, among others, statements including the words “expect,” “anticipate,” “intend,” “will” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section “Risk Factors” and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2006. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. No person is authorized to make any forward-looking statements on behalf of Keynote Systems, Inc. other than its authorized officers and then only through its external communications processes. Accordingly, you should not rely on any forward-looking statements regarding Keynote Systems, Inc. from any other sources and we undertake no obligation to correct or clarify any such forward-looking statements.

The trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, Perspective®, Keynote Traffic Perspective ®, The Internet Performance Authority®, MyKeynote® and all related trademarks, trade names, logos, characters, design and trade dress are trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries and may not be used without written permission.

PART I

Item 1.    Business.

Overview

Keynote Systems, Inc. (“Keynote” or “we”) offers technology-based services that enable corporate enterprises to improve their online business performance and communications technologies. Formerly, we had internally categorized and analyzed our offerings as performance measurement services and performance management solutions. In order to view the progress of our business consistent with how we manage it internally, we now categorize our offerings as: customer experience management (“CEM”) and service level management (“SLM”). The SLM category comprises all our offerings formerly categorized as performance measurement services and all performance management solutions except WebEffective. The CEM category consists of the WebEffective platform whether sold on a technology license basis, or as part of a competitive intelligence study or custom engagement. Both these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.

An important foundation of our SLM services is an extensive network of strategically-located measurement and testing computers running our proprietary software that measure online business performance from the viewpoint of a geographically dispersed user base. Our over 1,400 measurement computers are connected to major Internet backbones in over 60 cities worldwide, and are connected via a sophisticated operations center for collecting, analyzing and disseminating Web site response time and availability data along with diagnostic tools to uncover the source of performance problems. In addition, Keynote hosts an extensive infrastructure of distributed wireless devices on behalf of key wireless carriers in the U.S. that benchmark and monitor the performance of those carriers’ wireless services from multiple regional markets. Keynote’s infrastructure, together with our consulting services, and in some cases, with Keynote-managed “private agent” appliances placed on a customer’s premises, all provide our customers the ability to manage the technical performance of their online systems and communications technologies in real-time, 24 hours a day, 7 days a week. As of September 30, 2005, we measured the performance of 8,882 universal resource locators, or URLs, and 7,165 Red Alert devices connected to the Internet.

Our CEM services combine our proprietary software technology with consulting expertise to provide online businesses with research and actionable insight into customer satisfaction, online behavior, and industry trends. Keynote’s CEM solutions can be applied at various stages of Web site development and at many levels of online strategy and maturity. An important foundation of our research is the use of the “Keynote Research Panel” (“KRP”). The KRP is a panel of over 160,000 individual internet users. KRP panelists are profiled against detailed demographic data for targeted sampling conducted for the purposes of researching and improving the overall customer experience of online businesses. We also conduct research using “private panels” recruited for specific customer projects. Through task-based testing, observation of natural customer behavior, online surveys and remote usability testing, Keynote consultants enable our customers to answer important questions regarding customer behavior and attitudes, and as a result, we help develop ways to improve the overall quality of that customer experience.

We offer our SLM services primarily on a subscription basis and our CEM services primarily on an engagement basis although, in some cases, we offer SLM professional services on an incident and per engagement basis. We also offer the self-service use of our CEM technology for a fixed period on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of URLs, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted.

Revenue from our subscription services represented 74% of our total revenue for the fiscal year ended September 30, 2005, and 89% and 92% for the fiscal years ended September 30, 2004 and 2003, respectively.

Professional services revenue represented 26% of total revenue for the year ended September 30, 2005, and 11% and 8% of total revenue for the fiscal years ended September 30, 2004 and 2003, respectively. We market our services primarily from our operations in the United States. International sales are primarily to customers in Europe. International sales were 8%, 6% and 6% of total revenue for the years ended September 30, 2005, 2004, and 2003, respectively.

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

Service Level Management (SLM) Subscriptions and Professional Services

Our SLM subscriptions and professional services enable enterprises to monitor key technical performance metrics in order to benchmark and improve online application responsiveness and operational support, proactively detect problems that impact end users and accelerate the time to respond to and repair performance issues—all from the end user perspective. Our SLM subscriptions comprise the Keynote Perspective family of services plus various enterprise-premises based solutions such as Private Agents and Adapters, the Performance Scoreboard and WebIntegrity. Our SLM professional services comprise our custom consulting and load testing engagements. All our SLM services for the enterprise include access to the MyKeynote portal and/or various specialized monitoring and reporting consoles. In addition, we offer Red Alert and NetMechanic for small businesses or departmental Web sites on a subscription basis. The following are our SLM subscription and professional service offerings.

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

Application Perspective is a cost-effective, self-service, Web transaction monitoring service that measures the ‘response time’ and ‘success rate’ for performing Web transactions from multiple geographic locations worldwide. Additionally, the service provides sophisticated trending, alarms and reporting to enable the rapid assessment, diagnosis and repair of performance issues when they occur. Application Perspective Private Edition is an inside the firewall, appliance-based service designed to provide high-capacity, real time transaction monitoring with sophisticated trending, alarming and reporting, including optional integration with popular application instrumentation software for rapid root cause analysis from partners including Hewlett Packard (“HP”) (Application Perspective for HP OpenView).

Web Site Perspective measures Web site performance from metropolitan areas. Web Site Perspective is designed to diagnose performance problems quickly and measure the speed and reliability of Web pages.

Streaming Perspective measures, compares and assures the performance of audio and video streams, diagnosing performance problems before they impact the end-user. Streaming Perspective supports all the latest media players, including Flash Video, Real Media, Windows Media and QuickTime players.

Enterprise Private Agents are cost-effective, easy-to-deploy appliances that enable enterprises to actively measure and manage the performance of their internal networks, system architecture, and other local processes and Web-based applications, as well as Web performance from locations not already covered by Keynote’s worldwide infrastructure of computers.

Enterprise Adapters can integrate with any SNMP-capable application, such as CA Unicenter, HP OpenView and IBM Tivoli, and securely incorporate performance alarms for external or internal Web-based events. The Keynote SNMP Adapter is non-intrusive and requires no changes to a company’s security policies; security is provided through a standard outbound HTTPS connection from inside the network.

Data Pulse is an XML-based, real-time data feed service that simplifies Web application performance management for operations departments, giving the network operations center immediate access to data in order to identify and troubleshoot problems. Customers can customize polling frequencies as frequently as once every minute.

Performance Scoreboard is a customizable portal that allows customers to review service level objectives for multi-property, multi-location online businesses. Performance Scoreboard is an effective portal for tracking performance of a company’s multiple data centers, properties, VPNs and suppliers. Performance Scoreboard enables customers to track service level objectives (SLOs), quickly identify application and network latency issues and analyze trends and infrastructure details using on-demand diagnostic tools.

Web Performance Indices benchmark page download and transaction response time and reliability against an online business’ competitors in particular vertical industries. Keynote’s various page download and transaction indices are also used for setting internal goals and metrics for performance, and for use in service level agreements (SLAs). Keynote’s current Web performance indices include the following page download indices: the Keynote Business 40 Internet Performance Index, the Keynote Consumer 40 Internet Performance Index and the Keynote Government 40 Index. Keynote’s current transaction indices include: The Keynote Broker Web Transaction Performance Index, The Keynote E-Commerce Web Transaction Performance Index, The Keynote E-Banking Web Transaction Performance Index, The Keynote E-Government Web Transaction Performance Index, The Keynote Credit Card Web Transaction Performance Index and The Keynote Travel & Hospitality Web Transaction Performance Index Suite (includes leading airlines, hotels and online travel agencies). Additionally, Keynote offers specific single page download indices for various markets including healthcare and computers.

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

VoIP Perspective is a monitoring solution to help Cable, DSL and Service Providers measure their service reliability and audio clarity relative to Public Switched Telephone Networks and competitive services. Service Providers can leverage the ongoing competitive insight provided by the Keynote study to narrow the gap between their Internet phone service performance in target markets relative to public phone service. Combining Keynote’s monthly competitive insight with internal network monitoring tools enables providers to focus on issues that have a maximum impact on the end-user experience.

Wireless Perspective measures the availability and performance of wireless data services from actual mobile phone handsets enabling wireless carriers and mobilized enterprises to improve the quality of wireless data services. Services currently measured include core wireless data network technologies such as (GPRS/EDGE/UMTS/HSDPA, CDMA 1xRTT/1xEV-DO, and iDEN), Web browsing, text messaging, picture messaging, streaming video, instant messaging and walkie-talkie features.

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

Red Alert is a self-service, real-time monitoring service that tests devices connected to the Internet every 5 minutes. Red Alert tests the availability of any Internet server or other TCP-enabled Internet devices including Web servers, secure Web servers, domain name servers, mail servers, FTP servers and network gateways. Red Alert also provides alerts when conditions exceed specified thresholds.

NetMechanic is a self-service set of tools that helps businesses and individuals save time and money and improve overall Web site quality. These automated tools test site integrity, optimize page visualization, and can improve search engine rankings.

Keynote Diagnostic Service (KDS) is “fee-based” technical support provided on a monthly subscription basis or a per-incident basis by our technical support consultants for services such as advanced transaction scripting and proactive diagnostic assistance.

LoadPro is a consultative load testing service utilizing Keynote load testing expertise and proprietary technology. Keynote consultants help companies to accurately and dynamically test their Web-based applications, avoid over- or under-provisioning, and quantify the opportunity cost of performance problems.

Test Perspective is a cost-effective, self-service testing service. Customers can take advantage of Keynote’s worldwide infrastructure of load-generating computers to easily test their Web applications at varying traffic levels.

Customer Experience Management (CEM) Solutions and Engagements

Keynote’s CEM services provide companies a complete view of the experience of their customers as they interact with their online businesses. The following are our CEM service offerings:

WebEffective is a flexible technology platform for conducting in-depth customer experience and market research studies on individual sites or across an entire industry. Using these services, customers can benefit from the Keynote Research Panel of over 160,000 panelists, existing customer lists from the client or real-time polling of site visitors. The latest release of WebEffective brings together many Keynote technologies acquired over the past few years, including technologies from Vividence, NetRaker and Enviz.

Keynote’s Professional Services team provides custom research services to address the most critical elements of customer experience on the Web. Some of these services include:

Open Web Research, which provides information about which sites in an industry are most attractive to users with a particular goal, the types of content and tools these users are looking for and their behavior patterns based on their demographic profiles.

Site Research, which provides an understanding of what types of users visit a site, what they hope to accomplish while viewing the site and how well the site meets their needs. These services also help clients understand what barriers to usability should be addressed to increase customer satisfaction and online conversion.

Competitive Research looks at how a customer’s site compares to its competitors on core customer experience metrics such as satisfaction, ease of use, and likelihood to return. This enables clients to understand their competitors’ strengths and weaknesses so that they can react accordingly.

Keynote Competitive Intelligence Studies offer a standardized comparison of customer experience across sites in a particular industry. These studies provide a competitive benchmark from which clients can evaluate their site’s performance against industry norms over time; examine industry wide factors that affect customer acquisition, loyalty, brand, and online adoption; and identify competitors’ strengths and weaknesses.

Technology and Infrastructure

Our SLM infrastructure consists of three key primary components: measurement and data collection infrastructure, our operations and data center, and reporting and analysis tools. Our CEM infrastructure consists of the Keynote Research Panel and proprietary software that sets up and manages customer experience research projects.

Measurement and Data Collection Infrastructure

Our measurement computers are Windows-based computers or mobile devices that run Keynote proprietary software to replicate the experience of a user accessing Web sites through a standard Web browser. We designed our measurement-computer software to perform thousands of download measurements concurrently without distorting or affecting the integrity of any single measurement. The measurement computers are collocated at the data center facilities of major telecommunication and internet access providers that are selected to be statistically representative of Internet users. At some locations, we employ multiple Internet connections and install equipment racks that can accommodate multiple measurement computers. The hosting arrangements for our measurement computers typically have terms ranging from three months to one year. We typically pay a small set-up fee and pay monthly fees to continue to locate the measurement computers at these locations. We also pay additional monthly fees for communications lines.

These measurement computers access a Web site to download Web pages and execute multi-page transactions, while taking measurements of every component in the process. The computers take measurements continually throughout the day, at intervals as short as three minutes, depending on the customer’s requirements and subscription service level.

As of September 30, 2005, we had deployed more than 1,400 measurement computers in 69 domestic and 64 international telecommunication and internet access provider locations, with most locations having multiple measurement computers in order to provide different types of measurement services or to accommodate changes in measurement volume. We continually upgrade and balance our network capacity to meet the needs of our customers.

Operations and Data Centers

Our operations centers, located in San Mateo, California, and Plano, Texas, are designed to be scalable to support large numbers of measurement computers and to store, analyze and manage large amounts of data from these computers. Our measurement computers receive instructions from, and return collected data to, our operations center. The data are stored in large databases that incorporate a proprietary transaction-processing system that we designed to be efficient in storing and delivering measurement data with fast response times. We also employ proprietary, high-performance application server computers that manage the collection of measurement data, the insertion of the data into our databases and the dissemination of this data to our customers in a variety of forms and delivery methods. In addition, we support NetMechanic and Red Alert operations in our Plano, Texas location, and the majority of our other services in our San Mateo, California location.

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

CEM Infrastructure

Our CEM solution is a combination of private and public research panels (Keynote Research Panels), or intercepted Web users and proprietary software that offers customer experience research and actionable insight into customer satisfaction, online behavior, and industry trends. WebEffective solutions combine technology, online research, and consulting to provide a comprehensive understanding of customers, competitors, and markets.

Support and operations for WebEffective are located in our San Mateo, California location. WebEffective is built on Microsoft technology in a three-tier architectural model. Keynote has designed high level of redundancy in all three tiers to offer a high level of availability. Data is gathered through a small ActiveX component installed on the panelist’s machine or via a proxy-based solution. Keynote uses industry standards to protect confidentiality of the panelists, the integrity of the data and customer’s proprietary information.

Customers

For the years ended September 30, 2005 and 2004, no single customer accounted for more than 10% of our total revenue. As of September 30, 2005 and 2004, we provided services to approximately 2,300 and 2,100 companies, respectively, including over half of the Fortune 100 companies.

Our 10 largest customers, based on revenue and listed in alphabetical order, for the fiscal year ended September 30, 2005, were American Express, Cingular Wireless, Hewlett Packard, IBM, Microsoft, Nokia, Savvis Communications, SBC Communications, US Patent & Trademark Office, and Yahoo!. These customers accounted for approximately 35% of our revenue for the year ended September 30, 2005.

Sales, Marketing and Customer Support

Sales

We sell our services through our field sales and telesales organization. Our field sales teams consist of direct sales representatives and sales engineers, located in 16 metropolitan areas—12 across the United States, 3 in Europe and 1 in the Asia Pacific region—and concentrate on selling and servicing our largest customers. In addition to the field sales teams across the country, we have telesales personnel located in Plano, Texas. These telesales personnel focus primarily on selling our SLM subscription services and also provide telephone and email sales support and customer service to our enterprise customers. We also market and sell some of our services through our self-service Web site, where customers can sign up and try, purchase, and use our services.

In addition, domestically, we distribute our services through Web-hosting and Internet service providers such as IBM Global Services and EDS, who manage e-business Web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers’ Web sites. We also sell to content distribution providers, such as Akamai, who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We also market our services through several other technology companies, such as Hewlett Packard, on a “lead referred” basis. Internationally, we use both direct and indirect sales approaches in the United Kingdom, Nordic Countries and Germany and sell indirectly through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia.

Marketing

We maintain an active marketing program designed to demonstrate to Fortune 1000 companies the breadth and depth of our SLM and CEM solutions. We promote our brand through multiple means including the public availability on our Web site of top level details for our e-business performance indices (both page download and transaction), and through our regular reporting and commentary to the media regarding Internet performance-related events.

Our marketing programs include advertising, Internet marketing, trade events, public relations, and events such as the Global Internet Performance Conference. Our Global Internet Performance Conference event provides an opportunity for us and our partners to brief chief information officers, chief technology officers, information technology executives and network administrators on emerging solutions, new methodologies and best practices to help customers optimize online performance.

Professional Services

Our Global Professional Services organization consists of 33 employee consultants who deliver our SLM and CEM services. Our SLM consultants have substantial experience in technical areas ranging from capacity and performance tuning to network and application diagnostics. Our CEM consultants provide expertise in fields ranging from market research to panel management to survey methodologies.

Customer Support

We provide customer support by email and telephone. Basic support for all our services is available during the business day. Advanced support is available for a fee through our Keynote Diagnostic Services, for customers who want analytical or diagnostic support, or who require access 24 hours per day, 7 days per week to Keynote expertise to assist them with their questions.

Research and Development

The Internet is characterized by rapid technological developments, frequent new application or service introductions and evolving industry standards such as Internet telephony, wireless devices, wireless fidelity, and WI-FI networks. The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our online business performance measurement services and online business performance management solutions, particularly in response to competing offerings. Therefore, we believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop or acquire new services and technologies that achieve market acceptance. The success of service introductions depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

Our research and development expenses were $7.6 million for the fiscal year ended September 30, 2005, $7.1 million for the fiscal year ended September 30, 2004 and $7.4 million for the fiscal year ended September 30, 2003.

Competition

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer SLM software and services with features similar to our services such as Mercury Interactive, Segue Software, and a variety of small CEM consulting companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture, WebsideStory and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless SLM services from companies such as Argogroup, Casabyte, Agilent and Mobil Complete.

In the future, we intend to expand our service offerings and continue to measure and manage the performance of emerging technologies such as Internet telephony, wireless devices, and wireless fidelity, or WI-FI networks and, as a result, could face competition from other companies. Some of our existing and future competitors have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

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

Intellectual Property Assets

Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications and the proprietary software we developed or acquired to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our services. Our trademarks include our registered trademark Keynote, DataPulse, Perspective, Keynote Traffic Perspective, MyKeynote and The Internet Performance Authority. Our trademark on Keynote is pending registration outside of the United States. We have other trademarks that are currently pending registration with the U.S. Patent and Trademark Office or have not been registered.

We currently have three issued U.S. patents and one foreign patent. We have seven pending U.S. patent applications and three pending foreign patent applications related to our service level management and customer experience management services. It is possible that no patents will be issued from our currently pending patent applications and that our issued patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that can be patented, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

Foreign and Domestic Operations and Geographic Data

The United States represents our largest geographic marketplace. Approximately 92% of our net sales during the year ended September 30, 2005 came from customers in the United States. Margins on sales of our services in foreign countries mainly those in Europe can be adversely affected by foreign currency exchange rate fluctuations.

Employees

As of September 30, 2005, we had a total of 191 full-time employees, of which 179 were based in the United States, and 12 were based internationally. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. We believe that our relationships with our employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, including our management team, and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Although a number of technology companies have implemented workforce reductions, there remains substantial competition for highly skilled employees with experience in the Internet industry. None of our key employees are bound by agreements that could prevent them from terminating their employment at any time.

Item 1A.    Risk Factors.

We have incurred in the past and may in the future continue to incur losses, and we may not sustain profitability.

Although we have been profitable since the fourth quarter of fiscal 2003, we experienced operating losses in each quarterly period since inception through the third quarter of fiscal 2003. We may not be able to sustain operating profitability in the future. As of September 30, 2005, we had an accumulated deficit of $130.0 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2005, we had approximately $3.8 million of net identifiable intangible assets and approximately $21.2 million of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. We also expect in the next fiscal year to have increased expenses due to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS No. 123R.”) As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

Changes in accounting rules will affect our future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”), who interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on our results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which will be effective for us in our first quarter of fiscal 2006. We expect the adoption of SFAS No. 123R to have a material adverse affect on our results of operations by requiring us to reflect the value of share-based payments as an operating expense.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our services. Our customers have no obligation to renew our services after the term and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates or the prices at which the customer renews their subscription. Our customer renewal rates and renewal prices may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations.

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

Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	The rate of new and renewed subscriptions to our services during the quarter;

•	The amount and timing of any reductions by our customers in their usage of our services during the quarter;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger enterprise customers;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

•	The timing and amount, if any, of restructuring costs if we are required to further restructure our operations.

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

We have completed several acquisitions, and as a part of our business strategy we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies;

•	difficulties in managing a larger organization;

•	unanticipated costs associated with the acquisition or incurring of additional unknown liabilities;

•	diversion of management’s attention from other business concerns;

•	entry in new businesses in which we have little direct experience;

•	difficulties in marketing additional services to the acquired companies’ customer base or to our customer base;

•	adverse effects on existing business relationships with resellers of our service and our customers;

•	difficulties in managing geographically-dispersed businesses;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write-down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	use of substantial portions of our available cash or dilution in equity if stock is used to consummate the acquisition and/or operate the acquired business.

Our operating results could be harmed if sales of SLM subscriptions decline.

Sales of our service level management subscription services, primarily our Web Site Perspective-Business Edition and Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our service level management services and customer experience management services. While total revenue has increased over the past year, our service level management subscriptions revenue has otherwise experienced declines from historic levels or has not increased significantly. If these revenue trends continue with respect to our service level management subscriptions services, our operating results could suffer if we are not able to increase revenue from other services.

Improvements to the infrastructure of the Internet could reduce or eliminate demand for our Internet subscription services.

The demand for our subscription services could be reduced or eliminated if future improvements to the infrastructure of the Internet lead companies to conclude that the measurement and evaluation of the performance of their Web sites is no longer important to their business. Because the inherent complexity of the Internet currently causes significant quality of service problems for e-business companies, we believe that the vendors and operators that supply and manage the underlying infrastructure still look to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of the Internet, which would result in corresponding improvements in the performance of companies’ Web sites, demand for our services would likely decline which would harm our operating results.

The inability of our services to perform properly could result in loss of or delay in revenue, injury to our reputation or other harm to our business.

We offer complex services, which may not perform at the level our customers expect. We have, in the past, occasionally given credits to customers as a result of past problems with our service. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs. In addition, we often acquire, rather than developed internally, some of our services. These services may not perform at the level we or our customers expect.

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

The ongoing evolution of the Internet has led to the development of new technologies such as Internet telephony, wireless devices, wireless fidelity, and WI-FI networks. These developing technologies require us to continually improve the functionality, features and reliability of our services, particularly in response to offerings of our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new services as quickly as possible. The success of new services depends on several factors, including proper definition of the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services to these developments or we could lose market share or some of our services could become obsolete.

We face competition that could make it difficult for us to acquire and retain customers.

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer SLM software and services with features similar to our services such as Mercury Interactive, Segue Software and a variety of other CEM companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture, Webside Story and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless SLM services from companies such as Argogroup, Casabyte, Agilent and Mobil Complete.

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

Our ten largest customers accounted for approximately 35%, 34% and 30% of our total revenue for the years ended September 30, 2005, 2004 and 2003, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our services, we may not be able to grow our business.

To increase sales of services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In the past, we have had to terminate relationships with some of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we may have to commit resources to supplement our direct sales effort in the United Kingdom, Nordic countries, Germany, and the Netherlands through the acquisition of Hudson Williams Europe.

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

We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. In fiscal 2005, we experienced three changes in executive management. In addition, our Chief Financial Officer will be departing the Company in January 2006. Although we, and a number of other technology companies, have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

If the market does not accept our professional services, our results of operations could be harmed.

Professional services revenue represented approximately 26%, 11%, and 8% of total revenue for the years ended September 30, 2005, 2004, and 2003, respectively. Although our professional services revenue has increased recently, we cannot assure you that this trend will continue. We have added to our professional services with our acquisitions of NetRaker Corporation in April 2004, Hudson-Williams Corporation in July 2004,

Vividence Corporation in September 2004, and Hudson Williams Europe in February 2005. In the past, the cost of professional services has, at times, exceeded our professional services revenue. We will also need to successfully market these services in order to increase consulting revenue. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter.

The success of our business depends on the continued use of the Internet by business and consumers for e-business and communications.

Because our business is based on providing SLM and CEM services, the Internet must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

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

We believe we must expand the sales of our services outside the United States. Although we completed our first international acquisition in February 2005, to date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 8%, 6% and 6% of our total revenue for the years ended September 30, 2005, 2004, and 2003, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

We currently do not occupy or lease approximately 60% of our headquarters building in San Mateo, California. Since we have purchased this space, we have only been able to lease a small amount of this excess space. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our building operating costs. In addition, we have previously incurred a charge for the write-down of the building, and, if the real estate market continues to deteriorate, we may incur charges for future write-downs. Any such charge could harm our results of operations.

Compliance with new rules and regulations concerning corporate governance may increase our costs and could harm our results of operations.

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

We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties as a result of these developments. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our results of operations.

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

One or more material weaknesses in our internal controls over financial reporting could occur or be identified in the future. For example, as set forth in Item 9A of this report, we had a material weakness in our internal controls over financial reporting that existed as of September 30, 2005 with respect to our accounting for income taxes. In addition, because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of the effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligation and there could be a material adverse effect on the price of our securities.

Our future operating results could be harmed if tax audits result in material differences between that which is reflected in historical income tax provisions and recorded assets and liabilities.

Although we believe that the estimates and assumptions supporting our assessments of tax reserves are reasonable, the final determination of tax audits could be materially different than that which is reflected in historical income tax benefits or provisions and recorded assets and liabilities. Due to the complexity involved, we are not able to estimate the range of reasonably possible losses in excess of amounts recorded, which could adversely affect our future operating results.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As of September 30, 2005, our facilities primarily consisted of our headquarters building in San Mateo, California, a 188,000 square foot building which includes rentable space of approximately 169,000 square feet, which we own. We currently occupy approximately 73,000 square feet of this facility, which is our principal sales/marketing, product development and administrative location and contains our operations personnel and data center. We also lease facilities as follows:

Location	Approximate Square Footage	Business Purpose	Lease Expiration
Plano, Texas	8,000	Red Alert, NetMechanic, inside sales and support and operations	February 2007

Austin, Texas	1,200	Engineering and operations support	February 2007

New York, New York	7,600	Consulting operations	August 2015

Seattle, Washington	2,100	Wireless operations	April 2008

We also maintain an office in West Toronto, Ontario for our streaming operations on a month-to-month lease arrangement and have leases on three corporate apartments, of which all three leases expire by June 2006. These corporate apartments are used by our out-of-town consultants who utilize these corporate apartments rather than hotels. We believe that our facilities are adequate for our current and future needs.

Item 3.    Legal Proceedings.

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against Keynote, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including our’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by us. The settlement was preliminarily approved and awaits final approval by the Court. No amount was accrued as September 30, 2005 and September 30, 2004, as management anticipated that it would be dismissed from the case as a result of the settlement.

On February 15, 2005, individuals George A. Papazian and Douglas K. van Duyne filed the action Papazian, et al. v. Keynote Systems, Inc., et al., Case No. CIV 444884 in Superior Court of San Mateo County against Keynote and our Chief Executive Officer, Umang Gupta. The complaint asserted claims of fraud, breach of contract, and unfair business practices against Keynote and fraud against Mr. Gupta in connection with our April 2, 2004 acquisition of Netraker Corporation. The complaint also alleged that management precluded plaintiffs from maximizing their earn-out under the terms of the acquisition agreement. The complaint sought rescission of the agreement, unspecified monetary and punitive damages, and equitable relief in the form of restitution and disgorgement of any profits. On March 28, 2005, Keynote and Mr. Gupta demurred to the complaint and moved to strike portions thereof. Plaintiffs initiated the lawsuit with allegations in good faith. The parties have resolved the case on a mutually satisfactory basis. Based on the facts developed through investigation and discovery, plaintiffs agreed to dismiss all claims, including the fraud allegations. The matter was settled pursuant to a confidential settlement agreement between the parties on July 25, 2005. (See Note 8 to the Notes to Consolidated Financial Statements under Item 8 of this report for more detail).

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2005.

Item 4A.    Executive Officers.

The following table presents information regarding our executive officers as of December 5, 2005:

Name	Age	Position
Umang Gupta	56	Chairman of the Board and Chief Executive Officer
Patrick D Quirk	48	Executive Vice President of Worldwide Customer Operations
Donald Aoki	48	Senior Vice President of Engineering and Operations
Peter Maloney	42	Vice President and Chief Financial Officer
Vik Chaudhary	39	Vice President of Marketing and Corporate Development

Umang Gupta has served as one of our directors since September 1997 and as our chief executive officer and chairman of the board of directors since December 1997. Previously, he was a private investor and an advisor to high-technology companies and the founder and chairman of the board and chief executive officer of Gupta Corporation. He previously held various positions with Oracle Corporation and IBM. Mr. Gupta holds a B.S. degree in chemical engineering from the Indian Institute of Technology, Kanpur, India, and an M.B.A. degree from Kent State University.

Patrick D. Quirk has served as executive vice president of worldwide customer operations since April 2005. Prior to joining Keynote, Mr. Quirk served as PeopleSoft’s general manager and group vice president in charge of the company’s supply chain management, product and technology business from August 2002 to October 2004. He was vice president of the Americas and then vice president of strategic accounts from June 1997 to June 2002 at i2 Technologies which was acquired by Aspect Development in June 2000. From March 1981 to May 1997, Mr. Quirk held various positions with Connect Inc., Avalon Software, Oracle, Control Data, and Texas Instruments. Mr. Quirk holds a bachelor’s degree in Industrial Engineering from the University of Wisconsin-Madison.

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

Peter Maloney has served as our chief financial officer since October 2003 and as our vice president of finance since January 2002. Mr. Maloney joined Keynote in October 2001 as Vice President and Controller and served in that position until January 2002. From May 1998 to September 2001, Mr. Maloney served at Adaptive Broadband Corporation, a fixed wireless broadband company, in senior management positions including Senior Vice President of Finance and Senior Vice President of Corporate Development. Prior to Adaptive, he served at Republic Industries, Inc., a diversified consumer products and services company, in senior financial positions including Vice President of Investor Relations. Prior to Republic, Mr. Maloney served in financial management positions at Dole Food Company and Arthur Andersen LLP. Mr. Maloney holds an M.B.A. degree in corporate finance from the University of Southern California and a B.B.A. in economics from Temple University. Peter Maloney will be departing the Company effective January 2006.

Vik Chaudhary has served as vice president of marketing and corporate development since May 2005 and as senior director of corporate development since May 2002. Before joining Keynote, Mr. Chaudhary founded Bizmetric, an online business measurements company in July 1998 and acted as CEO of the company until March 2002. He was director of product management at Gupta Corporation, a database company, from February 1993 to March 1998. Prior to that, he led software engineering teams at Oracle Corporation from September 1989 to February 1993. Mr. Chaudhary holds a B.S. in Computer Science and Engineering from the Massachusetts Institute of Technology.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters and Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has traded on the Nasdaq National Market under the symbol “KEYN” since our initial public offering on September 24, 1999. On December 5, 2005, we had 20,531,342 shares, including 1,788,153 treasury shares, of our common stock outstanding held by 85 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders. The following table presents the high and low sales price per share of our common stock for the period indicated, as reported on the Nasdaq National Market:

	High	Low
Fiscal Year ended September 30, 2005
Fourth Quarter	$14.61	$11.49
Third Quarter	12.19	10.02
Second Quarter	14.21	11.00
First Quarter	14.40	12.24

Fiscal Year ended September 30, 2004
Fourth Quarter	$14.68	$12.00
Third Quarter	14.20	11.30
Second Quarter	13.98	11.21
First Quarter	12.97	10.91

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

•	the rate of new and renewed subscriptions to our services;

•	the amount and timing of any reductions by our customers in their usage of our services;

•	our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	our ability to attract new customers in a quarter, particularly large enterprise customers;

•	our ability to successfully introduce new products and services to offset any reductions in revenue;

•	the timing and amount of professional services revenue, which is difficult to predict in any given quarter due to the short-term nature of these engagements;

•	the timing and amount of operating costs and capital expenditures relating to expansion or contraction of our domestic and international operations infrastructure;

•	our ability to increase our customer base from our acquisitions;

•	the timing and amount, if any, of impairment charges related to potential write-downs of assets acquired in acquisitions; and

•	the timing and amount, if any, of restructuring costs if we are required to further restructure our operations.

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

Purchases of Equity Securities

Common stock repurchases in the fourth quarter of fiscal year 2005 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Cumulative Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands)
July 1, 2005 to July 31, 2005	354,264	$12.76	1,380,000	$23,600
August 1, 2005 to August 31, 2005	354,451	$13.22	1,735,000	$18,900
September 1, 2005 to September 30, 2005	143,485	$12.95	1,878,000	$17,000

	852,200	$12.98	1,878,000	$17,000

(1)	Our Board of Directors approved a program to repurchase shares of our common stock in January 2001. Pursuant to the stock repurchase program, a total of approximately 12.3 million shares had been repurchased as of September 30, 2005, for approximately $113 million. On January 27, 2005, we entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for us, in accordance with Rule 10b-18 of the Exchange Act, up to 2 million shares of our common stock, representing approximately 10% of our outstanding common stock, over a period of twelve months commencing as early as March 4, 2005. For the three and twelve months ended September 30, 2005, we repurchased 852,200 shares for approximately $11.0 million and approximately 1.9 million shares for approximately $22.8 million, respectively, in connection with purchases in the open market. As of September 30, 2005, we had remaining authorization to repurchase up to approximately $17.0 million of our common stock pursuant to this stock repurchase program.

Item 6.    Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2005, 2004, and 2003, and the consolidated balance sheet data as of September 30, 2005 and 2004, are derived from and are qualified in their entirety by our Consolidated Financial Statements, which have been audited by KPMG LLP, Independent Registered Public Accounting Firm, and which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended September 30, 2002 and 2001, and the consolidated balance sheet data as of September 30, 2003, 2002, and 2001, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Year Ended September 30,
	2005 (3)	2004	2003	2002 (2)	2001 (1)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$53,692	$42,403	$38,262	$37,940	$45,629
Income (loss) from operations before cumulative effect of a change in accounting principle	1,727	2,015	(10,194)	(74,366)	(74,083)
Net income (loss) before cumulative effect of a change in accounting principle	7,365	4,647	(4,725)	(62,367)	(56,401)
Cumulative effect of a change in accounting principle	—	—	—	(3,160)	—
Net income (loss)	7,365	4,647	(4,725)	(65,527)	(56,401)
Basic net income (loss) per share before cumulative effect of a change in accounting principle	0.37	0.24	(0.21)	(2.24)	(2.04)
Diluted net income (loss) per share before cumulative effect of a change in accounting principle	0.35	0.22	(0.21)	(2.24)	(2.04)
Basic net income (loss) per share	0.37	0.24	(0.21)	(2.35)	(2.04)
Diluted net income (loss) per share	0.35	0.22	(0.21)	(2.35)	(2.04)
Weighted average common shares outstanding used:
Basic	19,677	19,397	22,080	27,864	27,713
Diluted	20,860	20,886	22,080	27,864	27,713

	As of September 30,
	2005 (3)	2004	2003	2002 (2)	2001 (1)
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$133,803	$148,117	$160,214	$239,287	$254,193
Restricted cash	—	—	—	—	85,000
Total cash, cash equivalents, short-term investments and restricted cash	133,803	148,117	160,214	239,287	339,193
Total assets	209,828	221,730	202,368	285,781	372,664
Long-term obligations	27	35	—	—	—
Total stockholders’ equity	193,918	201,994	190,280	271,455	343,119

(1)	The results of operations for fiscal 2001 include: (a) a non-cash charge of approximately $30.5 million for the impairment of goodwill and identifiable intangible assets, (b) a non-cash charge of $11.0 million for certain costs related to the unoccupied portion of our headquarters building, and (c) a non-recurring charge of $271,000 for restructuring costs. The results of operations for fiscal 2001 also include approximately $17.9 million related to the amortization of goodwill and identifiable intangible assets, stock-based compensation and deferred compensation.

(2)	The results of operations for fiscal 2002 include: (a) a non-recurring lease termination charge of approximately $52.0 million we recorded in connection with the purchase of our headquarters building, and (b) a non-cash charge of approximately $3.2 million to reflect the cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001. The results of operations for fiscal 2002 exclude the amortization of goodwill in accordance with SFAS No. 142 which we adopted effective October 1, 2001, but includes approximately $1.7 million related to the amortization of identifiable intangible assets, stock-based compensation and a charge for in-process research and development.
(3)	The results of operations for fiscal 2005 include: (a) a non-cash benefit of approximately $3.1 million associated with the partial recognition of our net deferred tax assets, offset by a provision for income taxes for the year of $791,000, resulting in approximately $2.3 million of net tax benefits. For information regarding comparability of this data as it may relate to future periods, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 of the Notes to Consolidated Financial Statements under Item 8 of this report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in the current fiscal year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We offer technology based services that enable corporate enterprises to improve their online business performance and communications technologies. Formerly, we had internally categorized and analyzed our offerings as performance measurement services and performance management solutions. In order to view the progress of our business consistent with how we manage it internally, we now categorize our offerings as customer experience management (“CEM”) and service level management (“SLM”). The SLM category comprises all our offerings formerly categorized as performance measurement services and all performance management solutions except WebEffective. The CEM category consists of the WebEffective platform whether sold on a technology license basis or as part of a competitive intelligence study or custom engagement. Both these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.

SLM represents all of our technical measurement, monitoring and management services including our traditional Perspective Measurement Services, Wireless Perspective, VoIP Perspective, Load Testing and Enterprise Solutions. CEM includes our marketing oriented services obtained primarily from the NetRaker and Vividence acquisitions. We offer our SLM services primarily on a subscription basis and our CEM services primarily on an engagement basis although, in some cases, we offer SLM professional services on an incident and per engagement basis. We also offer the self-service use of our CEM technology for a fixed period on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of URLs, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted.

Our net income increased by approximately $2.7 million, from net income of approximately $4.6 million for the year ended September 30, 2004 to net income of approximately $7.4 million for the year ended September 30, 2005. Total revenue increased by approximately $11.3 million or 27%, from approximately $42.4 million for the year ended September 30, 2004 to approximately $53.7 million for the year ended September 30, 2005. The increase in total revenue was mainly attributable to increased professional services revenue due to increased contribution from WebEffective Intelligence Platform as a result of our fiscal 2004 acquisitions of NetRaker and Vividence. Total expenses increased by approximately $11.6 million or 29%, from approximately $40.4 million for the year ended September 30, 2004 to approximately $52.0 million for the year ended September 30, 2005. The increase in total expenses was mainly attributable to increased personnel costs related to the acquisitions of Vividence, NetRaker, and Hudson Williams in the second half of fiscal 2004, and Hudson Williams Europe in February 2005, and higher spending on legal, accounting and audit fees mainly attributable to the increased cost of compliance requirements. Professional services revenue is generally paid for as services are performed as compared to subscription services revenue that is billed monthly or paid in advance. Professional services revenue as a percentage of total revenue increased during the year ended September 30, 2005, resulting in decreased deferred revenue.

Our results improved by approximately $9.4 million, from a net loss of approximately $4.7 million for the year ended September 30, 2003 to net income of approximately $4.6 million for the year ended September 30, 2004. Total revenue increased by approximately $4.1 million or 11%, from approximately $38.3 million for the year ended September 30, 2003 to approximately $42.4 million for the year ended September 30, 2004. Total expenses decreased by approximately $8.1 million or 17%, from approximately $48.5 million for the year ended September 30, 2003 to approximately $40.4 million for the year ended September 30, 2004.

We anticipate that total expenses for the first quarter of fiscal 2006 will increase significantly compared to the fourth quarter of fiscal 2005 since we are required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), on October 1, 2005. Total expenses will also increase as compared to the fourth quarter of fiscal 2005 due to additional investment in our sales and marketing efforts.

For the year ended September 30, 2005, our 10 largest customers accounted for approximately 35% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

We believe that the challenges for our business include 1) increasing both SLM and CEM revenue by generating organic revenue growth from our existing services and by continuing to internally develop enhanced services, 2) integrating and realizing anticipated benefits from our prior acquisitions and any acquisitions that may occur in the future and 3) continuing to control our expenses for fiscal 2006.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Recognition of revenue

•	Allowance for doubtful accounts and billing allowance

•	Allocation of Purchase Price for Business combinations

•	Impairment assessments of goodwill, identifiable purchased intangibles, and long-lived assets

•	Stock-based compensation

•	Accounting for income taxes and deferred income tax assets

Recognition of Revenue

Substantially all of our revenue is derived from three sources: (1) subscriptions to our SLM services, otherwise known as subscription revenue, (2) subscriptions to our CEM services for the use of our technology for our WebEffective Intelligence Platform which, depending on its use, is recorded as either subscription or professional services revenue, and (3) providing CEM and SLM professional services including all consulting services and other miscellaneous items.

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables”. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) service has occurred or milestone or deliverable has been completed, (3) the fee is fixed or determinable, and (4) collectibility is reasonably assured.

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

We recognize our professional services revenue ratably as the services are performed, typically over a period of one to three months. For most consulting engagements that span more than one month, we generally recognize revenue as milestones or deliverables are completed as this is our estimate of the outputs to recognize the proportional performance under such contracts.

Revenue results are difficult to predict and any shortfall in revenue or unforeseen delay in recognizing revenue could cause operating results to vary from quarter to quarter.

Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily consisting of unearned subscription services revenue and is recorded as deferred revenue on our balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable.

Allowance for Doubtful Accounts and Billing Allowance

Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of $534,000, or 8% of total accounts receivable, and $758,000, or 11% of total accounts receivable, as of September 30, 2005 and 2004, respectively. The decrease in our allowance for doubtful accounts and billing allowance is primarily due to improved collection experience rates and a reduction in actual billing adjustments.

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

Allocation of Purchase Price for Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as any in-process research and development (“IPR&D”), based on their estimated fair values. Our methodology for allocating the purchase price relating to acquisitions is usually determined based on valuations performed by an independent third party. Such valuations require making significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists and acquired developed technologies, expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed and discount rates. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates such as accruals associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Impairment Assessments of Goodwill, Identifiable Purchased Intangibles, and Long-Lived Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

We evaluate our identifiable goodwill, intangible assets, and other long-lived assets for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable for our single reporting unit. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

Management continually applies its judgment when performing these evaluations to determine the timing of the testing, the undiscounted net cash flows used to assess recoverability of the intangible assets and the fair value of the asset group. If future events or circumstances indicate that an impairment assessment is required and an asset group is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

We performed an annual impairment review during the fourth quarter in fiscal 2003, 2004, and 2005. We did not record an impairment charge based on our reviews. The goodwill recorded on the Consolidated Balance Sheet as of September 30, 2005 was approximately $21.2 million as compared to $24.4 million as of September 30, 2004. The decrease was primarily related to the recognition of net deferred tax assets in fiscal 2005 associated with net operating losses not previously recognized for accounting purposes that related to our Vividence acquisition. Refer to Note 9 of the Consolidated Financial Statements under Item 8 of this report for additional information regarding the recognition of net deferred tax assets associated with our Vividence acquisition.

If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value. If future events or circumstances indicate that an impairment assessment is required on intangible or long-lived assets and an asset group is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Stock-based Compensation

We issue stock options to our employees and outside directors and provide our employees the right to purchase ordinary shares under employee stock purchase plans. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. For equity instruments under fixed plans, APB No. 25 does not require that any amount of expense be recorded in the statement of operations if the exercise price of the stock options is the same as the fair market value of the underlying common stock on the date of grant; however, Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation”, (“SFAS No. 123”), does require disclosure of these amounts in a pro forma table to the financial statements. In determining this disclosure, the value of an option is estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options or issue of stock under employee stock purchase plans.

We expect our accounting policies regarding stock-based compensation to be materially affected by our adoption of SFAS No. 123R, which is described under “Recent Accounting Pronouncements.”

Accounting for Income Taxes and Deferred Income Tax Assets

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. If a valuation allowance is decreased, deferred tax expense may be reduced, goodwill may be reduced, or paid in capital may be increased, depending on the nature and source of the deferred tax assets.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate. We perform an analysis of our effective tax rate and we assess the need for a valuation allowance against our deferred tax assets quarterly.

Prior to fiscal 2005, our deferred tax assets had been offset by a full valuation allowance because of our history of losses through fiscal 2003, limited number of profitable quarters and the impact of acquisitions on our quarterly results. As we have demonstrated profitability in nine of our most recent quarters, management has recorded approximately $7.4 million of deferred tax assets as of September 30, 2005, and has recognized approximately $3.1 million of income tax benefit and approximately $4.7 million as a reduction in goodwill associated with the partial recognition of its net deferred assets in the fourth quarter of fiscal 2005 based on the following factors:

•	we have demonstrated profitability in nine of our most recent quarters;

•	we believe that it is more likely than not that $7.4 million of deferred tax assets will be realized in the foreseeable future.

This $3.1 million benefit was partially offset by a provision for income taxes of $791,000, resulting in a net tax benefit of approximately $2.3 million. The $4.7 million of the deferred tax asset recorded as a reduction of goodwill was due to the recognition of net operating losses that arose from the Vividence acquisition which had previously not been recognized for accounting purposes.

The uncertainties which could affect the realization of our deferred tax assets include various factors as described in the risk factors section including the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized. As of September 30, 2005, we had a material weakness in our internal controls over financial reporting that existed as of September 30, 2005 with respect to our accounting for income taxes. As described in Item 9A of this report, we are taking steps to ensure that this material weakness is remediated by implementing enhanced control processes over accounting for deferred income tax assets and liabilities, including the valuation allowance.

We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax returns are fully supportable. We adjust these reserves, as well as related interest, in light of changing circumstances such as the progress of tax exams. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe that our tax positions comply with applicable tax law and that we have adequately provided for known material tax contingencies, however due to the complexity involved, management is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations as a percentage of total revenue for each of the three years ended September 30, 2005:

	Year Ended September 30,
	2005	2004	2003
Revenue:
Subscription services	73.8%	88.6%	92.0%
Professional services	26.2	11.4	8.0

Total revenue	100.0	100.0	100.0
Expenses:
Costs of subscription services	9.9	12.9	21.5
Costs of professional services	17.1	9.5	8.4
Research and development	14.2	16.6	19.4
Sales and marketing	24.3	25.0	35.8
Operations	11.4	12.9	17.8
General and administrative	14.5	11.8	16.5
Excess occupancy costs	0.8	2.0	3.0
Amortization of identifiable intangible assets	4.5	4.0	4.1
Amortization of stock-based compensation and in-process research and development	0.0	0.6	0.1

Total operating expenses	96.7	95.3	126.6
Income (loss) from operations	3.3	4.7	(26.6)
Interest income	6.2	6.4	15.0
Interest and other expenses	0.0	(0.1)	(0.7)
Benefit (provision) for income taxes	4.3	(0.1)	—

Net income (loss)	13.8%	10.9%	(12.3)%

Comparison of Fiscal Years Ended September 30, 2005 and 2004

Revenue

	2005	2004	% Change
	(In thousands)
Subscription services	$39,618	$37,574	5%
Professional services	14,074	4,829	191%

Total Revenue	$53,692	$42,403	27%

Subscription Services.    Subscription services revenue consists of fees from subscriptions to our traditional Perspective measurements, monitoring, testing, diagnostic and WebEffective Intelligence Platform services. Revenue from subscription services increased $2.0 million for the year ended September 30, 2005 as compared to the year ended September 30, 2004. Subscription services represented 74% and 89% of total revenue for the year ended September 30, 2005 and 2004, respectively. The increase in revenue in absolute dollars, as listed in descending order of impact, was primarily due to increased revenue from Transaction Perspective, Application Perspective, WebEffective Intelligence Platform, and Enterprise Solution. The increases were offset by a decrease in sales of Web Site Perspective, Network Perspective, Test Perspective and NetMechanic services. At September 30, 2005, we measured for revenue 8,882 page measurements or URLs, and 7,165 internet-connected devices. At September 30, 2004, we measured for revenue 8,167 URLs, and 7,528 internet-connected devices. Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

Professional Services.    Revenue from professional services increased by approximately $9.2 million for the year ended September 30, 2005 as compared to the year ended September 30, 2004. Revenue from professional services represented approximately 26% and 11% of total revenue for the year ended September 30, 2005 and 2004, respectively. The increase in revenue was primarily due to increased professional services contribution from WebEffective Intelligence Platform as a result of our fiscal 2004 acquisitions of NetRaker and Vividence. Because our professional services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, professional services revenue is less predictable than subscription services revenue and may vary from period to period. We believe that professional services revenue may increase somewhat in the future as a percentage of total revenue, as our existing professional services become more widely used, as a result of the acquisitions of NetRaker, Hudson Williams, Vividence and Hudson Williams Europe in late 2004 and early 2005 and as we introduce additional services that require consulting expertise. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Service Level Management (“SLM”) and Customer Experience Management (“CEM”). The following table identifies which services are categorized as SLM and CEM revenue and where they are recorded in our consolidated statements of operations listed in alphabetical order:

	Subscription Services	Professional Services
Service Level Management:
Application Perspective	X
Application Perspective Private Edition	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
NetMechanic	X
Network Perspective	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Wireless Perspective	X
VoIP Perspective	X

Customer Experience Management:
WebEffective Intelligence Platform	X	X

The following table summarizes SLM and CEM revenue (in thousands):

	2005	2004	% change
For the year ended September 30:
SLM Subscriptions	$37,619	$36,452	3%
SLM Engagements	3,811	3,629	5%

Total SLM Revenue	$41,430	$40,081	3%

CEM Subscriptions	$1,999	$1,122	78%
CEM Engagements	10,263	1,200	755%

Total CEM Revenue	$12,262	$2,322	428%

Total Revenue	$53,692	$42,403	27%

Total SLM revenue increased by approximately $1.3 million for the year ended September 30, 2005 as compared to the corresponding period in fiscal 2004. SLM revenue represented 77% and 95% of total revenue for the years ended September 30, 2005 and 2004, respectively. The increase in SLM revenue for the year ended September 30, 2005 over the corresponding period in fiscal 2004, as listed in descending order of impact, was primarily due to increased subscriptions for Transaction Perspective services and Application Perspective services which were newly introduced in the second quarter of fiscal 2004, and increased contribution from our Enterprise Solutions. The increases were offset by decreases in sales of Web Site Perspective and Network Perspective services.

Total CEM revenue increased by approximately $9.9 million for the year ended September 30, 2005 as compared to the corresponding period in fiscal 2004. CEM represented 23% and 5% of total revenue for the years ended September 30, 2005 and 2004, respectively. The increase was primarily due to increased contribution from our WebEffective Intelligence Platform services as a result of our acquisitions of NetRaker in April 2004 and Vividence in September 2004.

For the years ended September 30, 2005 and 2004, no single customer accounted for more than 10% of total revenue. At September 30, 2005, one customer accounted for 12% of total accounts receivable of which 100% of this customer’s balance was subsequently received. At September 30, 2004, no single customer accounted for more than 10% of total accounts receivable. International sales were approximately 8% and 6% of our total revenue for the years ended September 30, 2005 and 2004, respectively.

Expenses:

Costs of Subscription Services and Professional Services

	2005	2004	% Change
	(In thousands)
Costs of subscription services	$5,340	$5,455	(2)%
Costs of professional services	$9,171	$4,023	128%

Costs of Subscription Services.    Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services decreased by $115,000 for the year ended September 30, 2005 as compared to the year ended September 30, 2004 and represented 13% and 15% of subscription services revenue for the years ended September 30, 2005 and 2004, respectively. This decrease was primarily due to reduced costs for bandwidth, partially offset by additional connection fees and depreciation and hardware charges associated with our NetRaker and Vividence acquisitions. We believe that costs of subscription services in absolute dollars for the first quarter of fiscal 2006 will remain comparable to the fourth quarter of fiscal 2005.

Costs of Professional Services.    Costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting costs to deliver our professional services revenue, panel and reward costs associated with our WebEffective Intelligence Platform services, all load-testing bandwidth costs and related network infrastructure costs. Costs of professional services increased by approximately $5.1 million for the year ended September 30, 2005 as compared to the year ended September 30, 2004 and represented 65% and 83% of professional service revenue for the years ended September 30, 2005 and 2004, respectively. The increase in costs of professional services was primarily due to additional personnel and consulting costs from our acquisitions of NetRaker in April 2004, Hudson Williams in July 2004, Vividence in September 2004, and Hudson Williams Europe in February 2005. We expect that the costs of professional services as a percentage of professional services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We expect that costs of professional services in absolute dollars for the first quarter of fiscal 2006 will increase due to the expensing of stock based compensation with the adoption of SFAS No. 123R.

Research and Development

	2005	2004	% Change
	(In thousands)
Research and development	$7,615	$7,051	8%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased by $564,000 for the year ended September 30, 2005 as compared to the year ended September 30, 2004. This increase was primarily attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004, higher consulting costs and higher amortization and depreciation resulting from continued investment in software and hardware equipment. We anticipate that research and development expenses in absolute dollars for the first quarter of fiscal 2006 will increase from the fourth quarter of fiscal 2005 due to additional personnel costs related to the development of new or enhanced services and the expensing of stock based compensation with the adoption of SFAS No. 123R.

Sales and Marketing

	2005	2004	% Change
	(In thousands)
Sales and marketing	$13,060	$10,598	23%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $2.5 million for the year ended September 30, 2005 as compared to the year ended September 30, 2004. The increase was primarily attributable to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004 and increased spending on certain marketing programs. We believe that continued investments in our sales and marketing efforts are essential for us to maintain our market position and to further increase acceptance of our services. We anticipate that sales and marketing expenses in absolute dollars for the first quarter of fiscal 2006 will increase compared to the fourth quarter of fiscal 2005 due to additional personnel and marketing costs to help drive adoption of our services and to the expensing of stock based compensation with the adoption of SFAS No. 123R.

Operations

	2005	2004	% Change
	(In thousands)
Operations	$6,114	$5,462	12%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased by $652,000 for the year ended September 30, 2005 as compared to the year ended September 30, 2004. The increase in operations expenses was primarily due to additional personnel costs as a result of our acquisitions of NetRaker, Hudson Williams and Vividence in the second half of fiscal 2004, and to a lesser extent, increased spending on communication services and consulting. We anticipate that operations expenses in absolute dollars for the first quarter of fiscal 2006 will increase compared to the fourth quarter of fiscal 2005 due to additional personnel costs and the expensing of stock based compensation with the adoption of SFAS No. 123R.

General and Administrative

	2005	2004	% Change
	(In thousands)
General and administrative	$7,796	$5,022	55%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional services fees and other general corporate expenses. Our general and administrative expenses increased by approximately $2.8 million for the year ended September 30, 2005 as compared to the year ended September 30, 2004. The increase in our general and administrative expenses was primarily due to increased costs for corporate governance, compliance requirements, legal fees, and audit work, increased spending in temporary and permanent personnel costs, and, to a lesser extent, the NetRaker litigation settlement. We anticipate that general and administrative expenses in absolute dollars for the first quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005 will increase due to the expensing of stock based compensation with the adoption of SFAS No. 123R, offset partially by a decrease due to lower planned temporary personnel costs.

Excess Occupancy Costs

	2005	2004	% Change
	(In thousands)
Excess occupancy costs	$434	$840	(48)%

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters’ building, such as property taxes, insurance, and depreciation. These particular expenses are reduced by the rental income from the leasing of our space in our headquarters building. The costs are based on the actual unoccupied square footage, which was 60% and 70% for the years ended September 30, 2005 and 2004, respectively. The decrease in expenses was primarily due to an increase in tenant income due to the leasing of additional space. We expect the unoccupied portion of our headquarters building for the first quarter of fiscal 2006 will remain comparable to the fourth quarter of fiscal 2005.

Amortization of Identifiable Intangible Assets and In-process Research and Development

	2005	2004	% Change
	(In thousands)
Amortization of identifiable intangible assets	$2,435	$1,696	44%
In-process research and development costs	—	241	(100)%

Total amortization of identifiable intangible assets and in-process research and development	$2,435	$1,937	26%

Amortization of identifiable intangible assets increased by $739,000 for the year ended September 30, 2005 as compared to the corresponding period in fiscal 2004 primarily due to increased amortization of identifiable intangible assets resulting from our acquisitions of MatrixNet in December 2003, NetRaker in April 2004, Hudson Williams in July 2004, and Vividence in September 2004, offset partially by intangibles associated with our acquisition of NetMechanic becoming fully amortized in April 2005.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

At September 30, 2005, we had a remaining balance of approximately $3.8 million of identifiable intangible assets that are being amortized over a three or four-year expected life. We expect the amortization of identifiable intangible assets to be approximately $400,000 for the first quarter of fiscal 2006, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of September 30, 2005, as listed in the table below, will be fully amortized by December 2008 (in thousands):

	Technology Based	Customer Based	Total
Net carrying value at September 30, 2005	$2,360	$1,400	$3,760

The in-process research and development expense of $241,000 for the year ended September 30, 2004 was related to the estimated fair value of an acquired in-process research and development project in connection with the acquisition of Vividence. This project was related to Vividence’s technology for its Web-based customer research, which had not yet reached technological feasibility and had no alternative future use. The estimated fair value of this project was determined based on the avoided cost approach as of the acquisition date where the fair value of the acquired technology was equal to the costs which an acquirer would avoid spending in developing a similar functional technology. This amount was immediately expensed as of the acquisition date during the three months ended September 30, 2004. This Web-based customer research technology became generally available in February 2005.

Interest Income, and Interest and other Expenses

	2005	2004	% Change
	(In thousands)
Interest income	$3,344	$2,728	23%
Interest and other expenses	(15)	(37)	(59)%

Interest income, interest and other expenses, net	$3,329	$2,691	24%

Interest income, and interest and other expenses, net, increased by $638,000 for the year ended September 30, 2005 as compared to the year ended September 30, 2004. The increase in interest income, and interest and other expenses, net, was primarily attributable to increased investment yields resulting from higher market interest rates earned on our invested cash. Substantially all of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. We expect that interest income, and interest and other expense, net, for the first quarter of fiscal 2006 will be approximately $900,000, absent any additional transactions, and assuming no material changes in interest rates.

Benefit (Provision) for Income Taxes

	2005	2004	% Change
	(In thousands)
Benefit (provision) for income taxes	$2,309	$(59)	(4,014)%

For the year ended September 30, 2005, we recorded a net tax benefit of approximately $2.3 million. Our effective tax rate for the year ended September 30, 2005 was approximately 7% before recording in the fourth quarter of the year ended September 30, 2005 an income tax benefit totaling approximately $3.1 million associated with the partial recognition of our net deferred assets based upon demonstrated profitability in nine of our most recent quarters and it is more likely than not that $7.4 million of deferred tax assets will be realized in the foreseeable future. The $3.1 million benefit was partially offset by a provision for income taxes of $791,000.

For the year ended September 30, 2004, we recorded a tax provision of approximately $59,000. Our effective tax rate for the year ended September 30, 2004 was approximately 6%, before recording in the fourth quarter of the year ended September 30, 2004, a net income tax benefit totaling $218,000 associated with resolution of tax matters relating to a foreign subsidiary and United States (“U.S.”) state income taxes, which reduced the effective tax rate to approximately 1%.

The increase of 1% in the effective tax rate was primarily due to an increase in professional revenues in Europe which are taxed at a higher rate than U.S. profits due to the lack of loss carryforwards in Europe.

We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax returns are fully supportable. We adjust these reserves, as well as related interest, in light of changing circumstances such as the progress of tax examinations and the expiration of the statute of limitations.

As of September 30, 2005, we had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $55.0 million and $22.0 million available to reduce future income subject to income taxes, respectively. The federal net operating loss carryforwards will begin to expire, if not utilized, in the years 2017 through 2023. State net operating loss carryforwards will begin to expire if not utilized, in the years 2006 through 2013. In addition, as of September 30, 2005, we had research credit carryforwards for both federal and state income tax purposes of approximately $1.4 million each available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The unused California research credits carry forwards are available indefinitely. The foreign net operating loss carryforwards, principally in the United Kingdom, have been utilized through fiscal 2005. There are no other significant loss carryforwards in other foreign jurisdictions.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the United States.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. We have preliminarily determined that ownership changes have occurred, and the effects of the limitations have been included in the loss and credit carryforwards. If an ownership change has occurred at different dates or in addition to the dates preliminarily identified, the utilization of net operating loss and credit carryforwards could be significantly reduced.

Comparison of Fiscal Years Ended September 30, 2004 and 2003

Revenue

	2004	2003	% Change
	(In thousands)
Subscription services	$37,574	$35,216	7%
Professional services	4,829	3,046	59%

Total Revenue	$42,403	$38,262	11%

Subscription Services.    Revenue from subscription services increased approximately $2.4 million for the year ended September 30, 2004 as compared to the year ended September 30, 2003. Subscription services represented 89% and 92% of total revenue for the year ended September 30, 2004 and September 30, 2003, respectively. The increase in revenue in absolute dollars, as listed in descending order of impact, was primarily attributable to increased revenue from our wireless perspective, WebEffective Intelligence Platform, Network Perspective, streaming, and private agent services, offset by a decrease in our traditional perspective revenue.

Professional Services.    Revenue from professional services increased by approximately $1.8 million for the year ended September 30, 2004 as compared to the year ended September 30, 2003. Revenue from professional services represented approximately 11% and 8% of total revenue for the year ended September 30, 2004 and 2003, respectively. The increase in revenue in absolute dollars, as listed in descending order of impact, resulted primarily due to the increased contribution from WebEffective Intelligence Platform as a result of our fiscal 2004 acquisitions of NetRaker and Vividence, and from our Enterprise Solutions, and LoadPro services. Because our professional services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, professional services revenue is less predictable than subscription services revenue and may vary from period to period.

As mentioned above, management also internally analyzes revenue categorized by SLM and CEM as follows (in thousands):

	2004	2003	% change
For the year ended September 30:
SLM Subscriptions	$36,452	$35,011	4%
SLM Engagements	3,629	2,599	40%

Total SLM Revenue	$40,081	$37,610	7%

CEM Subscriptions	$1,122	$205	447%
CEM Engagements	1,200	447	168%

Total CEM Revenue	$2,322	$652	256%

Total Revenue	$42,403	$38,262	11%

Total SLM revenue increased by approximately $2.5 million for the year ended September 30, 2004 as compared to the corresponding period in fiscal 2003. SLM revenue represented 95% and 98% of total revenue for the year ended September 30, 2004 and 2003, respectively. The increase in SLM revenue for the year ended September 30, 2004 as compared to the corresponding period in fiscal 2003, as listed in descending order of impact, was primarily due to increased subscriptions for Transaction Perspective services, increased contribution from our Enterprise Solutions, increased subscriptions to our Wireless Perspective, Streaming Perspective, and Network Perspective which was newly introduced in December 2003 as a result of our acquisition of the business of MatrixNet, a division of Xaffire (“MatrixNet”).

Total CEM revenue increased by approximately $1.7 million for the year ended September 30, 2004 as compared to the corresponding period in fiscal 2003. The increase was primarily due to increased contribution from our WebEffective Intelligence Platform services as a result of our acquisitions of NetRaker in April 2004 and Vividence in September 2004.

For the years ended September 30, 2004 and 2003, no single customer accounted for more than 10% of total revenue. At September 30, 2004 and 2003, no single customer accounted for more than 10% of total accounts receivable. International sales were approximately 6% of our total revenue for each of the years ended September 30, 2004 and 2003.

Expenses:

Costs of Subscription Services and Professional Services

	2004	2003	% Change
	(In thousands)
Costs of subscription services	$5,455	$8,237	(34)%
Costs of professional services	$4,023	$3,215	25%

Costs of Subscription Services.    Costs of subscription services decreased by approximately $2.8 million for the year ended September 30, 2004 as compared to the year ended September 30, 2003 and represented 15%

and 23% of subscription services revenue for the years ended September 30, 2004 and 2003, respectively. This decrease was primarily due to reduced costs for bandwidth and, to a lesser extent, lower depreciation expenses.

Costs of Professional Services.    Costs of professional services increased by $808,000 for the year ended September 30, 2004 as compared to the year ended September 30, 2003 and represented 83% and 106% of professional services revenue for the years ended September 30, 2004 and 2003, respectively. The increase was primarily due to costs associated with our WebEffective Intelligence Platform services, which we acquired in April 2004 related to our NetRaker acquisition and September 2004 related to our Vividence acquisition and additional personnel costs as a result of our acquisition of Hudson Williams in July 2004, offset, in part, by a decrease in bandwidth costs.

Research and Development

	2004	2003	% Change
	(In thousands)
Research and development	$7,051	$7,431	(5)%

Research and development expenses decreased by $380,000 for the year ended September 30, 2004 as compared to the year ended September 30, 2003. This decrease was primarily attributable to lower costs resulting from a reduced number of research and development personnel and reduced salaries.

Sales and Marketing

	2004	2003	% Change
	(In thousands)
Sales and marketing	$10,598	$13,696	(23)%

Our sales and marketing expenses decreased by approximately $3.1 million for the year ended September 30, 2004 as compared to the year ended September 30, 2003. The decrease primarily resulted from a reduced number of sales and marketing personnel, and to a lesser extent, from reduced spending on certain marketing programs.

Operations

	2004	2003	% Change
	(In thousands)
Operations	$5,462	$6,814	(20)%

Our operations expenses decreased by approximately $1.4 million for the year ended September 30, 2004 as compared to the year ended September 30, 2003. The decrease in operations expenses was primarily the result of improving operating efficiencies and to lower personnel costs from reducing the number of personnel in the operations group, and, to a lesser extent, to reduced salaries, offset partially by increased spending in communication services.

General and Administrative

	2004	2003	% Change
	(In thousands)
General and administrative	$5,022	$6,315	(20)%

Our general and administrative expenses decreased by approximately $1.3 million for the year ended September 30, 2004 as compared to the year ended September 30, 2003. The decrease in our general and administrative expenses was primarily attributable to reduced personnel costs, lower spending on professional service fees such as legal and consulting, offset by an increase in spending on accounting and audit fees mainly attributable to the increasing cost of compliance requirements and audit work associated with our acquisitions.

Excess Occupancy Costs

	2004	2003	% Change
	(In thousands)
Excess occupancy costs	$840	$1,137	(26)%

The decrease in excess occupancy costs was primarily due to an increase in tenant income and a one-time property tax refund of $63,000. The costs are based on the actual unoccupied square footage, which was 60% for the first nine months and 70% for the last three months for the year ended September 30, 2003, and 70% for the year ended September 30, 2004.

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

We recorded approximately $1.7 million and $1.6 million for the amortization of identifiable intangible assets and for the years ended September 30, 2004 and 2003, respectively. Amortization of identifiable intangible assets increased by approximately $116,000 for the year ended September 30, 2004 due to increased amortization of identifiable intangible assets resulting from our acquisitions of MatrixNet in December 2003, NetRaker in April 2004, Hudson Williams in July 2004, and Vividence in September 2004.

The in-process research and development expense of $241,000 for the year ended September 30, 2004 related to the estimated fair value of an acquired in-process research and development project in connection with our acquisition of Vividence. This project, related to Vividence’s technology for its Web-based customer research, had not yet reached technological feasibility and had no alternative future use. The estimated fair value of this project was determined based on the avoided costs approach as of the acquisition date where the fair value of the acquired technology is equal to the costs, which an acquirer will avoid spending in developing a similar functional technology. This amount was immediately expensed as of the acquisition date. This Web-based customer research technology became generally available in February 2005.

Interest Income, and Interest and other Expenses

	2004	2003	% Change
	(In thousands)
Interest income	$2,728	$5,742	(52)%
Interest and other expenses	(37)	(273)	(86)%

Interest income, interest and other expenses, net	$2,691	$5,469	(51)%

Interest income, and interest and other expenses, net, decreased by approximately $2.8 million for the year ended September 30, 2004 as compared to the year ended September 30, 2003. The decrease in interest income, and interest and other expenses, net, was primarily attributable to a lower level of invested cash due to the use of approximately $79.2 million of cash to repurchase our common stock primarily in our two issuer tender offers in November 2002 and May 2003, the use of approximately $25.7 million of cash for our acquisitions of MatrixNet, NetRaker, Hudson Williams, and Vividence in December 2003, April 2004, July 2004, and September 2004, respectively, and lower average interest rates. Substantially all of the interest income represents interest earned from our cash, cash equivalents, and short-term investments.

Provision for Income Taxes

	2004	2003	% Change
	(In thousands)
Provision for income taxes	$59	—	100%

Provision for income taxes for the year ended September 30, 2004 was $59,000. Our effective tax rate for the year ended September 30, 2004 was approximately 6%, before recording in the fourth quarter of the year ended September 30, 2004, a net income tax benefit totaling $218,000 associated with resolution of tax matters relating to a foreign subsidiary and U.S. state income taxes, which reduced the effective tax rate to approximately 1%.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the United States.

Liquidity and Capital Resources

	As of September 30, 2005	As of September 30, 2004	As of September 30, 2003
	(In thousands)
Cash, cash equivalents and short-term investments	$133,803	$148,117	$160,214
Accounts receivable, net	$6,387	$6,138	$4,349
Working capital	$127,335	$136,883	$153,981
Days sales in accounts receivable (DSO) (a)	44	46	42

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

	2005	2004	2003
	(In thousands)
For the year ended September 30:
Cash provided by operating activities	$10,961	$15,163	$6,040
Cash provided by (used in) investing activities	$41,987	$(31,972)	$68,326
Cash provided by (used in) financing activities	$(15,946)	$7,099	$(75,110)

Cash, cash equivalents and short-term investments and working capital

At September 30, 2005, we had approximately $46.9 million in cash and cash equivalents and approximately $86.9 million in short-term investments, for a total of approximately $133.8 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances and auction rate securities with Moody’s ratings of A2 or better. The decrease in cash, cash equivalents and short-term investments and working capital as of September 30, 2005, compared to September 30, 2004, was primarily a result of cash used for the repurchase of common stock of approximately $23.3 million, capital expenditures of approximately $3.6 million, and payments related to our acquisitions of approximately $2.8 million, offset by cash provided by operating activities of approximately $11.0 million and cash provided by the issuance of common stock of approximately $7.4 million related to employee stock options exercises and employee stock purchases.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

Cash flows from operating activities

Our largest source of operating cash flow is cash collections from our customers for our subscription and professional services. Payments from customers for subscription services are generally collected in the beginning of the subscription period, ranging from one to twelve months. Payments from some of our customers are collected at the end of the monthly service period or as milestones are completed. Our primary use of cash from operating activities are for personnel related expenditures, payment of insurance, regulatory compliance and other expenses for the operations of our business.

Fiscal 2005 Compared to Fiscal 2004

Cash flows from operating activities decreased for the year ended September 30, 2005 compared to the prior year primarily due to lower net income, excluding all amortization and depreciation and deferred tax asset charges, and decreases in non-acquisition related deferred revenue, and payments of liabilities. The decline in the DSO was due to more timely collections. The decrease in non-acquisition related deferred revenue was mainly due to the shift in the mix of revenue from subscription to professional services. Subscription revenue is generally billed monthly or paid in advance. Professional services revenue, on the other hand, is generally billed when services are performed. Professional services revenue as a percentage of total revenue increased during the year ended September 30, 2005, resulting in decreased non-acquisition related deferred revenue. The decrease in accounts payable and accrued expenses was mainly due to the timing of certain payments associated with our headquarters building and periodic insurance renewals.

Fiscal 2004 Compared to Fiscal 2003

Cash flows from operating activities increased for the year ended September 30, 2004 compared to the prior year primarily due to higher net income, excluding all non-cash amortization and depreciation charges, an increase in accounts payable and accrued expenses, and an increase in non-acquisition related deferred revenue, partially offset by an increase in accounts receivable. The increase in non-acquisition related deferred revenue was mainly attributable to an increase in the value of prepaid invoices and deferred revenue arising from Vividence subsequent to the acquisition in September 2004. Net accounts receivable increased primarily due to the increase in revenue for fiscal 2004 as compared to the corresponding period in 2003. The increase in accounts payable and accrued liabilities was mainly attributable to an increase in personnel costs and related accruals such as vacation associated with our recent acquisitions and employee stock purchase plan contributions withheld and increased spending in legal and audit services related to regulatory compliance and acquisitions.

Cash flow from investing activities

The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of investments. We also use cash to invest in capital and other assets to support our growth and infrastructure.

Fiscal 2005 Compared to Fiscal 2004

Cash flows from investing activities increased for the year ended September 30, 2005 compared to the prior year primarily due to higher proceeds from maturities of marketable securities, net of purchases. The increase was also attributable, to a lesser extent, to lower capital expenditures and fewer acquisition activities for the year ended September 30, 2005.

Fiscal 2004 Compared to Fiscal 2003

Cash flows from investing activities decreased for the year ended September 30, 2004 compared to the prior year primarily due to cash paid for our acquisitions of MatrixNet in December 2003, NetRaker, Hudson Williams, and Vividence in the second half of fiscal 2004. We also utilized approximately $4.0 million to purchase property and equipment, primarily for our production infrastructure, information systems, and tenant improvements associated with space that we had rented in our headquarters building and approximately $2.3 million for the net purchases of short-term securities.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in October 2005. From the inception of the stock repurchase program in January 2001 to September 30, 2005, a total of approximately 12.3 million shares have been repurchased in the open market for approximately $113 million. At September 30, 2005, approximately $17 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. Cash flow from operations and existing cash balances were used to repurchase our common stock.

Fiscal 2005 Compared to Fiscal 2004

Cash flows from financing activities decreased for the year ended September 30, 2005 compared to the prior year primarily due to the repurchases of our common stock, partially offset by the proceeds received from the issuance of common stock associated with employee stock options and employee stock purchase plan. We utilized approximately $23.3 million to repurchase shares of our common stock in the open market. We received approximately $7.4 million and $7.8 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan for the years ended September 30, 2005 and 2004, respectively.

Fiscal 2004 Compared to Fiscal 2003

Cash flows from financing activities increased since we did not repurchase our common stock during the year ended September 30, 2004. For the year ended September 30, 2003, we used approximately $79.2 million for the repurchase of approximately 8.9 million shares of our common stock, primarily pursuant to the two issuer tender offers completed in fiscal 2003. We received approximately $7.8 million and $4.1 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan for the years ended September 2004 and 2003, respectively.

Commitments and Contractual Obligations

As of September 30, 2005, our principal commitments consisted of approximately $3.0 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to twelve months to 118 bandwidth and collocation providers amounting to $726,000 in the aggregate for 108 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million related to our operations and headquarters building for the first quarter of fiscal 2006, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2005 (in thousands):

	Payment due by period
	Total	Less than 1 year	2–3 years	4–5 years	More than 5 years
Contractual Obligations: Leases	$3,045	$492	$655	$516	$1,382
Commercial Commitments: Bandwidth and Collocation	726	726	—	—	—

Total	$3,771	$1,218	$655	$516	$1,382

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

Pursuant to the Hudson Williams Europe (“HWE”) acquisition asset purchase agreement, an additional contingent consideration payment would be made if certain revenue and profitability targets were achieved by the acquired business through June 30, 2005. The full amount of the additional contingent consideration cash payment of $82,000 was accrued as of September 30, 2005 since profitability targets were achieved by HWE through June 30, 2005.

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

Indemnification

We do not generally indemnify customers for our measuring, monitoring and testing Web-based applications against legal claims that our products and services infringe on third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that we could be subject to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and in the opinion of management, we do not have a liability related to any infringement claims subject to indemnification and as such, there is no material adverse affect on our financial condition, liquidity or results of operations.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement”—An Amendment of APB Opinion No. 28. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2007. Although we continually evaluate our accounting policies, management does not currently believe adoption will have a material impact on our results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS No. 153”) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of SFAS No. 153 will have a material impact on our financial position, cashflows, or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” and in March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Topic 14: Share-Based Payment, that address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. These new rules eliminate the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. Management has determined that it will value its options using the Black-Scholes model and will use the modified prospective transition method that requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. SFAS 123R and SAB 107 will be effective October 1, 2005, which is the beginning of our first quarter of fiscal year 2006. Management expects the adoption to have a material impact on our results of operations, but will not impact our cashflows or financial position.

In December 2004, the FASB issued Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, “Accounting for Income Taxes,” (“FAS 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act “AJCA” introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. Pursuant to the AJCA, management will not be able to claim this tax benefit until the first quarter of fiscal 2006. Management does not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FAS 109-2”), The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpaper (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The deduction is subject to several limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. Based on current understanding of the Act and subsequent guidance published by the U.S. Treasury, management has not determined that we are eligible and does not presently intend to repatriate dividends subject to the elective 85% dividends received deduction.

On June 29, 2005, the FASB ratified the consensus reached by the EITF on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“Issue 05-6”). Issue 05-6 provides that the amortization period for the leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-6 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our first quarter of fiscal 2006. Management does not expect the adoption of Issue 05-6 will have a material effect on our consolidated financial position, results of operations of cash flows.

On November 3, 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FAS 115-1” and “FAS 124-1”). FAS 115-1 and FAS 124-1 address determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring impairment loss as well as addressing the accounting after an entity recognized an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FAS 115-1 and FAS 124-1 are effective beginning our first quarter of fiscal 2006. Although management will continue to monitor the application of FAS 115-1 and FAS 124-1, management does not currently believe the adoption will have a material impact on our financial position or results of operations.

Item 7A.    Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity.    Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at September 30, 2005, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $334,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.    We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies at September 30, 2005. We do not enter into derivative transactions for trading or speculative purposes.

Item 8.    Financial Statements and Supplementary Data.

Keynote Systems, Inc. and Subsidiaries

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$46,934	$9,932
Short-term investments	86,869	138,185

Total cash, cash equivalents, and short-term investments	133,803	148,117
Accounts receivable, less allowance for doubtful accounts and billing adjustment of $534 and $758 as of September 2005 and 2004, respectively	6,387	6,138
Prepaids and other current assets	2,623	2,329
Deferred tax assets	405	—

Total current assets	143,218	156,584
Property and equipment, net	34,669	34,573
Goodwill	21,186	24,442
Identifiable intangible assets, net	3,760	6,131
Deferred tax assets	6,995	—

Total assets	$209,828	$221,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$538	$1,692
Accrued expenses	9,088	10,188
Current portion of capital lease obligation	40	80
Deferred revenue	6,217	7,741

Total current liabilities	15,883	19,701
Long term portion of capital lease obligation	27	35

Total liabilities	15,910	19,736

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,606,698 and 19,808,310 shares issued and outstanding as of September 30, 2005 and 2004, respectively	20	19
Treasury stock, 852,200 and 2,556 shares as of September 30, 2005 and 2004, respectively	(11,037)	(29)
Additional paid-in capital	335,350	339,734
Accumulated deficit	(130,044)	(137,409)
Accumulated other comprehensive loss	(371)	(321)

Total stockholders’ equity	193,918	201,994

Total liabilities and stockholders’ equity	$209,828	$221,730

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended September 30,
	2005	2004	2003
Revenue:
Subscription services	$39,618	$37,574	$35,216
Professional services	14,074	4,829	3,046

Total revenue	53,692	42,403	38,262

Expenses:
Costs of subscription services	5,340	5,455	8,237
Costs of professional services	9,171	4,023	3,215
Research and development	7,615	7,051	7,431
Sales and marketing	13,060	10,598	13,696
Operations	6,114	5,462	6,814
General and administrative	7,796	5,022	6,315
Excess occupancy costs	434	840	1,137
Amortization of identifiable intangible assets	2,435	1,696	1,580
Amortization of stock-based compensation and in-process research and development	—	241	31

Total operating expenses	51,965	40,388	48,456

Income (loss) from operations	1,727	2,015	(10,194)
Interest income	3,344	2,728	5,742
Interest and other expenses	(15)	(37)	(273)

Net income (loss) before income taxes	5,056	4,706	(4,725)
Benefit (provision) for income taxes	2,309	(59)	—

Net income (loss)	$7,365	$4,647	$(4,725)

Net income (loss) per share:
Basic net income (loss) per share	$0.37	$0.24	$(0.21)
Diluted net income (loss) per share	$0.35	$0.22	$(0.21)

Number of shares used in computing basic net income (loss) per share	19,677	19,397	22,080

Number of shares used in computing diluted net income (loss) per share	20,860	20,886	22,080

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share amounts)

	Common Stock			Treasury Stock		Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount	Additional Paid-In Capital	Shares	Amount
Balance as of September 30, 2002	28,118,955	$28	$413,684	(1,052,188)	$(6,990)	$(31)	$(137,331)	$2,095	$271,455	$(65,899)

Repurchase of common stock	—	—	(1,084)	(8,931,419)	(78,521)	—	—	—	(79,605)
Issuance of common stock	407,335	1	2,787	163,312	1,301	—	—	—	4,089
Issuance of common stock in connection with the Enviz acquisition	111,000	—	696	—	—	—	—	—	696
Retirement of treasury stock	(9,817,314)	(10)	(84,171)	9,817,739	84,181	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	31	—	—	31
Net loss	—	—	—	—	—	—	(4,725)	—	(4,725)	(4,725)
Foreign currency translation (1)	—	—	—	—	—	—	—	30	30	30
Unrealized loss on available-for sale investments (1)	—	—	—	—	—	—	—	(1,691)	(1,691)	(1,691)

Balance as of September 30, 2003	18,819,976	$19	$331,912	(2,556)	$(29)	$—	$(142,056)	$434	$190,280	$(6,386)

Repurchase of common stock	—	—	(19)	—	—	—	—	—	(19)
Issuance of common stock	988,334	—	7,841	—	—	—	—	—	7,841
Net income	—	—	—	—	—	—	4,647	—	4,647	4,647
Foreign currency translation (1)	—	—	—	—	—	—	—	24	24	24
Unrealized loss on available-for sale investments (1)	—	—	—	—	—	—	—	(779)	(779)	(779)

Balance as of September 30, 2004	19,808,310	$19	$339,734	(2,556)	$(29)	$—	$(137,409)	$(321)	$201,994	$3,892

Repurchase of common stock	—	—	(56)	(1,878,284)	(22,697)	—	—	—	(22,753)
Issuance of common stock	827,028	1	7,361	—	—	—	—	—	7,362
Retirement of treasury stock	(1,028,640)	—	(11,689)	1,028,640	11,689	—	—	—	—
Net income	—	—	—	—	—	—	7,365	—	7,365	7,365
Foreign currency translation (1)	—	—	—	—	—	—	—	(66)	(66)	(66)
Unrealized gain on available-for sale investments (1)	—	—	—	—	—	—	—	16	16	16

Balance as of September 30, 2005	19,606,698	$20	$335,350	(852,200)	$(11,037)	$—	$(130,044)	$(371)	$193,918	$7,315

(1)	The tax effect on foreign currency translation and unrealized gain (loss) on available-for-sale investments is immaterial.

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$7,365	$4,647	$(4,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,406	3,580	6,418
Charges to bad debt and billing adjustment reserves	171	216	525
Amortization of intangible assets	2,435	1,696	1,580
In-process research and development	—	241	—
Amortization of debt investment premium	2,843	3,904	3,765
Amortization of stock-based compensation	—	—	31
Deferred tax assets	(2,663)	—	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(299)	(1,018)	(206)
Prepaids and other assets	39	(125)	1,355
Accounts payable and accrued expenses	(989)	1,066	(2,076)
Deferred revenue	(1,347)	956	(627)

Net cash provided by operating activities	10,961	15,163	6,040

Cash flows from investing activities:
Purchases of other property and equipment	(3,634)	(4,015)	(2,512)
Purchase of businesses and assets, net of cash acquired	(2,802)	(25,685)	(234)
Purchases of short-term investments	(105,077)	(135,164)	(116,912)
Sales and maturities of short-term investments	153,500	132,892	187,984

Net cash provided by (used in) investing activities	41,987	(31,972)	68,326

Cash flows from financing activities:
Repayment of credit facilities	(48)	(723)	—
Proceeds from issuance of common stock and exercise of stock options	7,362	7,841	4,089
Repurchase of outstanding common stock	(23,260)	(19)	(79,199)

Net cash provided by (used in) financing activities	(15,946)	7,099	(75,110)

Net increase (decrease) in cash and cash equivalents	37,002	(9,710)	(744)
Cash and cash equivalents at beginning of the year (1)	9,932	19,642	20,386

Cash and cash equivalents at end of the year (1)	$46,934	$9,932	$19,642

Cash paid during the year for interest	$4	$2	$—

Cash paid for income taxes, net	$268	$160	$74

Noncash financing activities:
Common stock issued in connection with acquisitions	$—	$—	$696

(1)	Excludes $86.9 million, $138.2 million, and $140.6 million of short-term investments at September 30, 2005, 2004, and 2003, respectively.

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)    The Company

Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) provides technology based services that enable corporate enterprises to improve their online business performance and communications technologies.

(2)    Summary of Significant Accounting Policies

(A)    Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Significant intercompany balances have been eliminated in consolidation.

Certain amounts for fiscal years 2004 and 2003 as reported on the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows have been reclassified to conform to current year presentation. The Company reclassified approximately $9.4 million in auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2004. The Company also reclassified $3.6 million in auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2003. The reclassifications resulted in decreased cash flows from investing activities of $5.8 million and $3.1 million in the Consolidated Statements of Cash Flows for the years ended September 30, 2004 and 2003, respectively. The reclassification of short-term investments is based on the latest interpretation of cash equivalents pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 95 (“SFAS 95”), “Statement of Cash Flows.”

The Company also reclassified revenue related to its Keynote Diagnostic Services from subscription services revenue to professional services revenue, and reclassified associated expenses from costs of subscription services and costs of professional services to operations expense for the years ended September 30, 2004 and 2003 on the Consolidated Statements of Operations to conform to the current year presentation.

(B)    Revenue Recognition

Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to the Company’s e-business service level management and customer experience management services. Professional services revenue consists of fees generated by the Company’s professional services. Revenue related to the use of our WebEffective Intelligence Platform is accounted for as either subscription services revenue or professional services revenue depending upon its use.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, and Emerging Issue Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Subscription and professional services revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. The Company considers a signed quote, contract, or equivalent document to be evidence of an arrangement.

•	Delivery. For subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. The Company’s subscription services are generally

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services are completed, or in some cases, as milestones are reached to recognize the proportional performance of the services.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

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

Subscription Services Revenue:    For customers that pay in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers billed in arrears, subscription services revenue is invoiced monthly upon completion of the services. If a customer purchases a subscription to the Company’s WebEffective Intelligence Platform, revenue is recognized ratably over the subscription period, commencing on the day service is first provided, and recorded as subscription services revenue.

Professional Services Revenue:    Professional services revenue consists of fees generated by the Company’s professional services, and is recognized as the services are performed, typically over a period of one to three months. For most professional service projects that span more than one month, the Company recognizes revenue once the services have been delivered, or in some cases when milestones or deliverables are complete as this is its estimate of the outputs to recognize the proportional performance under such contracts. If the WebEffective Intelligence Platform is used to conduct evaluations for consulting engagements, revenue is recognized upon the completion of the evaluation and recorded as professional services revenue.

On limited occasions, the Company enters into arrangements with multiple elements, which include both subscription and professional service revenue. For these arrangements, the Company recognizes revenue in accordance with EITF 00-21 and allocates and defers revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. The Company determines fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items, then the entire arrangement fee is recognized ratably over the performance period.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(D)    Cash and Cash Equivalents

The Company considers all highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less to be cash equivalents.

(E)    Short-Term Investments

The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. The Company did not have any realized gains or losses for the twelve months ended September 30, 2005 and 2003, and realized a gain of approximately $7,000 for the twelve months ended September 30, 2004.

(F)    Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the equipment or the lease term. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. The cost of the Company’s building is being depreciated over a thirty-year life.

(G)    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The Company has subsidiaries located in France, United Kingdom and Canada. The functional currency of the Company’s foreign operations is the applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains and losses from foreign currency transactions are reflected in interest and other expenses in the condensed consolidated statements of operations as incurred.

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

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. In addition to the allowance for doubtful accounts, the Company maintains a billing allowance that represents the reserve for potential billing adjustments that are recorded as a reduction of revenue. The Company’s accounting for billing allowance represents a percentage of revenue based on historical trends and experience.

The allowance for doubtful accounts and billing allowance represent management’s best current estimate, but changes in circumstances relating to accounts receivable and billing adjustments, including unforeseen declines in market conditions and collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future. The Company believes that it has adequately reserved for doubtful accounts and potential billing adjustments as of the date of each balance sheet presented herein. Activity in the allowance for doubtful accounts and billing adjustment is as follows (in thousands):

Classification Period	Balance At Beginning Of Period	Additions Charged To Operations/ Revenue	Write-offs/ Credit Memos Issued	Balance At End Of Period (1)
For the year ended:
September 30, 2005	$758	$171	$(395)	$534
September 30, 2004	$1,048	$216	$(506)	$758
September 30, 2003	$1,238	$525	$(715)	$1,048

(1)	Included in the balance at the end of the period is an amount of $381,000, $541,000 and $560,000 in billing adjustments as of September 30, 2005, 2004 and 2003, respectively.

At September 30, 2005, one customer accounted for 12% of the Company’s total accounts receivable of which 100% of this customer’s balance was subsequently received. At September 30, 2004, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the years ended September 30, 2005, 2004, and 2003, no single customer accounted for more than 10% of total revenue. For the years ended September 30, 2005, 2004, and 2003, 35%, 34% and 30% of total revenue was generated by the ten largest customers, respectively.

(I)    Excess Occupancy Costs

Excess occupancy costs are fixed expenses associated with the portion of the Company’s headquarters’ building not occupied by Keynote, such as property taxes, insurance, and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be 60%, 70%, and 60% for the twelve months ended September 30, 2005 and 2004, and the nine months ended June 30, 2003, respectively, and 70% during the three months ended September 30, 2003. These particular costs are reduced by the rental income from the leasing of space not occupied by the Company in our headquarters building. Rental income was approximately $655,000, $253,000 and $35,000 for the years ended September 30, 2005, 2004 and 2003, respectively. As of September 30, 2005, the Company had

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

leased space with nine tenants of which seven had noncancellable operating leases, which expire on various dates through 2010. At September 30, 2005, future minimum rents receivable under the leases, are as follows (in thousands):

Year ending September 30:
2006	$964
2007	983
2008	914
2009	667
2010	176
Thereafter	—

Total future minimum rents receivable	$3,704

(J)    Goodwill and Identifiable Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and other identifiable intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are generally amortized on a straight-line basis over a three-or four-year period. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at September 30 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company has determined that it has only one reporting unit.

In accordance with SFAS 142, the Company completed the annual impairment tests and concluded that no impairment existed at September 30, 2005.

Amortization of identifiable intangible assets was $2.4 million, $1.7 million, and $1.6 million for the years ended September 30, 2005, 2004, and 2003, respectively.

(K)    Stock-Based Compensation

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) Opinion No. 25 (“APB No. 25”). The Company applies the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) as if the fair-value-based method had been

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

applied in measuring compensation expense. Under APB No. 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying common stock on the grant date.

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

The following table illustrates the effect on net income (loss) and basic and diluted net income (loss) per share if the Company had accounted for its stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123 as amended by SFAS No. 148, (in thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003
Net income (loss), as reported	$7,365	$4,647	$(4,725)
Add: Stock-based employee compensation included in net income (loss)	—	—	31
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,569)	(5,922)	(9,969)

Pro forma net income (loss)	$3,796	$(1,275)	$(14,663)

Net income (loss) per share:
Basic—as reported	$0.37	$0.24	$(0.21)
Basic—pro forma	0.19	(0.07)	(0.66)
Diluted—as reported	0.35	0.22	(0.21)
Diluted—pro forma	0.19	(0.07)	(0.66)

The amounts reflected as stock-based employee compensation included in pro forma net loss for the year ended September 30, 2003 have been revised from the historically reported amounts. The revision was required to correct an immaterial error in these amounts associated with the Company’s April 2001 Stock Repurchase Program under SFAS No. 123.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that the Company expects to realize.

(M)    Research and Development

Research and development costs are expensed as incurred until technological feasibility, defined as a working prototype, has been established, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” To date, the Company’s service offerings have been available for general release concurrent with the establishment of technological feasibility and, accordingly, no research and development costs have been capitalized.

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

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended September 30,
	2005	2004	2003
Numerator:
Net income (loss)	$7,365	$4,647	$(4,725)

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	19,677	19,397	22,080
Incremental common shares attributable to shares issuable under employee stock option plans and unvested restricted common stock	1,183	1,489	—

Denominator for diluted net income (loss) per share—weighted average shares	20,860	20,886	22,080

Basic net income (loss) per share	$0.37	$0.24	$(0.21)

Diluted net income (loss) per share	$0.35	$0.22	$(0.21)

The following potential shares of common stock have been excluded from the computation of diluted net income (loss) per share because the effect would have been antidilutive (in thousands):

	Year Ended September 30,
	2005	2004	2003
Shares outstanding under stock options	1,442	1,670	5,581
Shares of restricted stock subject to repurchase	—	2	5

The weighted-average exercise price of excluded outstanding stock options was $26.08, $25.27, and $12.61, for the years ended September 30, 2005, 2004, and 2003, respectively. The weighted-average purchase price of restricted stock was $2.06 for the years ended September 30, 2004, and 2003.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(O)    Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were approximately $426,000, $168,000 and $598,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

(P)    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS No. 153”) which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial position, cash flows, or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement—An Amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continually evaluate its accounting policies, management does not currently believe adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) and in March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Topic 14: Share-Based Payment, that address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. These new rules eliminate the ability to account for share-based compensation transactions using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company has determined that it will value its options using the Black-Scholes model and will use the modified prospective transition method that requires compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. SFAS 123R and SAB 107 will be effective October 1, 2005, which is the first quarter of fiscal year 2006. Management expects the adoption to have a material impact on the Company’s results of operations, but will not impact the Company’s cash flows or financial position.

In December 2004, the FASB issued Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, “Accounting for Income Taxes,” (“FAS 109-1”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act “AJCA” introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109. Pursuant to the AJCA, the Company will not be able to claim this tax benefit until the first quarter of fiscal 2006. The Company does not expect the adoption of these new tax provisions to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FAS

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

109-2”), The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpaper (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The deduction is subject to several limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. Based on current understanding of the Act and subsequent guidance published by the U.S. Treasury, the Company has not determined that it is eligible and does not presently intend to repatriate dividends subject to the elective 85% dividends received deduction.

(3)    Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and cash equivalents as of September 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Cash	$5,702	$—	$—	$5,702
Commercial paper	20,057	3	—	20,060
Money market mutual funds	1,611	—	—	1,611
Other money market securities	19,561	—	—	19,561

Total	$46,931	$3	$—	$46,934

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of September 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
State government agency securities	$19,824	$—	$—	$19,824
FNMA and FHLMC securities	12,065	—	(91)	11,974
Other U.S. government agency securities	5,026	—	(21)	5,005
Corporate bonds and commercial paper	50,421	—	(355)	50,066

Total	$87,336	$—	$(467)	$86,869

The following table summarizes the maturities of fixed maturity short-term investments available for sale as of September 30, 2005 (in thousands). Expected maturities of the debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Year ending September 30,
2005	$76,083	$75,732
2006	11,253	11,137
Thereafter	—	—

Total	$87,336	$86,869

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In accordance with EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2005:
U.S. federal and state government agencies	$3,954	$(39)	$11,916	$(73)	$15,870	$(112)
Corporate bonds	14,672	(142)	25,125	(212)	39,797	(354)
Commercial paper	5,197	(1)	—	—	5,197	(1)

Total	$23,823	$(182)	$37,041	$(285)	$60,864	$(467)

As of September 30, 2004:
U.S. federal and state government agencies	$46,117	$(140)	$—	$—	$46,117	$(140)
Corporate bonds	65,937	(323)	8,245	(58)	74,182	(381)
Commercial paper	2,823	(2)	—	—	2,823	(2)

Total	$114,877	$(465)	$8,245	$(58)	$123,122	$(523)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature because the Company intends to hold the investments until maturity. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

(4)    Property and Equipment

Property and equipment, net, comprised the following (in thousands):

	Useful Lives (Years)	September 30,
		2005	2004
Computer equipment and software	3	$25,925	$24,306
Furniture and fixtures	5	1,556	1,570
Land	—	14,150	14,150
Building	30	10,750	10,750
Leasehold and building improvements	5–30	8,099	7,433

		60,480	58,209
Less accumulated depreciation and amortization		25,811	23,636

Total		$34,669	$34,573

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(5)    Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill for the two years ended September 30, 2005 (in thousands):

Balance at September 30, 2003	$195
Additional goodwill for acquisition of the business of Streamcheck (Note 8)	129
Additional goodwill for acquisition of the business of the MatrixNet division of Xaffire, Inc. (Note 8)	272
Additional goodwill for acquisition of NetRaker Corporation (Note 8)	4,122
Additional goodwill for acquisition of Hudson Williams, Inc. (Note 8)	1,321
Additional goodwill for acquisition of Vividence Corporation (Note 8)	18,403

Balance at September 30, 2004	$24,442

Adjustment to goodwill for the acquisition of NetRaker Corporation (Note 8)	1,659
Adjustment to goodwill for the acquisition of Vividence Corporation (Note 8)	(5,205)
Additional goodwill for the acquisition of the business of Hudson Williams Europe (Note 8)	290

Balance at September 30, 2005	$21,186

Identifiable intangible assets amounted to approximately $3.8 million (net of accumulated amortization of approximately $14.2 million) and approximately $6.1 million (net of accumulated amortization of approximately $11.7 million) at September 30, 2005 and 2004, respectively. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of September 30, 2004:
Gross carrying value	$11,623	$6,000	$250	$17,873
Accumulated amortization	(7,603)	(3,889)	(250)	(11,742)

Net carrying value at September 30, 2004	$4,020	$2,111	$—	$6,131

As of September 30, 2005:
Gross carrying value	$11,623	$6,064	$250	$17,937
Accumulated amortization	(9,263)	(4,664)	(250)	(14,177)

Net carrying value at September 30, 2005	$2,360	$1,400	$—	$3,760

Assuming no additional acquisitions, the amortization expense for existing identifiable intangible assets is estimated to be approximately $1.5 million for fiscal 2006, approximately $1.2 million for fiscal 2007, and approximately $1.1 million for fiscal 2008.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(6)    Accrued Expenses

Accrued expenses comprised the following (in thousands):

	September 30,
	2005	2004
Accrued employee compensation	$2,337	$3,536
Accrued audit and professional fees	1,030	391
Income and other taxes	853	745
Other accrued expenses	4,868	5,516

	$9,088	$10,188

(7)    Stockholders’ Equity

(A)    1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company’s right of repurchase that lapses as the shares vest. In general, options vest over a four-year period. As of September 30, 2005, the Company was authorized to issue up to approximately 9.9 million shares of common stock in connection with the Incentive Plan to employees, directors, and consultants, which includes options reserved for issuance under the Company’s 1996 and 1999 Stock Option Plans, which plans terminated upon the completion of the Company’s initial public offering. As of September 30, 2005, options to purchase approximately 6.2 million shares were outstanding under the Incentive Plan, and approximately 3.0 million shares were available for future issuance under the Incentive Plan.

Stock options granted prior to April 1999 were generally immediately exercisable subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the unvested portion of the shares upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the original issuance cost. The Company’s right of repurchase lapsed with respect to 25% of the shares after one year and ratably on a monthly basis over the following three years. As of September 30, 2005, the Company’s right of repurchase had lapsed for all shares granted prior to April 1999.

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

(B)    1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”). The Company had reserved a total of approximately 1.4 million shares of common stock for issuance under the Purchase Plan as of September 30, 2005.

Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of September 30, 2005, approximately 636,000 shares had been issued under the Purchase Plan, and approximately 787,000 shares had been reserved for future issuance.

(C)    Stock-Based Compensation

The Company issues stock options to its employees and outside directors and provides employees with stock purchase rights pursuant to stockholder approved equity incentive and employee stock purchase plans. The Company accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion APB No. 25, and related interpretations. Accordingly, no stock-based employee compensation cost is reflected in operating expenses for the three years ended September 30, 2005, as all options granted under these plans had an exercise price equal to or in excess of the fair market value of the underlying common stock as of the grant date for each stock option, except for certain stock options granted in fiscal 1999 or earlier, prior to the Company’s initial public offering. For those option grants in fiscal 1999 or earlier, the Company recorded deferred stock compensation of $1.9 million for the difference at the grant date between the exercise price of each stock option granted and the fair value of the underlying common stock. This amount was being amortized on a straight-line basis over the vesting period, which was generally four years. As of September 30, 2004, the deferred stock compensation was fully amortized.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted under the equity incentive plans for the years ended September 30, 2005, 2004, and 2003, respectively, are as follows:

	2005	2004	2003
Volatility	32.8%	33.6%	38.6%
Risk-free interest rates	3.66%	2.59%	1.83%
Expected life (in years)	2.8	2.5	2.5
Dividend yield	—	—	—

Weighted-average assumptions for options related to the employee stock purchase plan for the years ended September 30, 2005, 2004, and 2003, respectively, were as follows:

	2005	2004	2003
Volatility	28.0%	34.0%	32.0%
Risk-free interest rates	2.12%	1.97%	1.72%
Expected life (in years)	0.7	1.6	0.7
Dividend yield	—	—	—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of activity under the Company’s option plans is as follows:

	Year Ended September 30,
	2005		2004		2003
	Weighted- Average Exercise		Weighted- Average Exercise		Weighted- Average Exercise
	Shares (in 000s)	Price	Shares (in 000s)	Price	Shares (in 000s)	Price
Outstanding at the beginning of the year	5,889	$13.39	5,581	$12.61	6,378	$12.58
Granted	2,011	12.07	1,477	13.26	879	9.67
Exercised	(741)	8.78	(866)	8.26	(453)	7.48
Cancelled/expired	(923)	14.02	(303)	12.76	(1,223)	12.25

Outstanding at the end of the year	6,236	$13.42	5,889	$13.39	5,581	$12.61

Options exercisable at end of the year	3,350	$14.76	3,132	$15.53	2,655	$14.59

Weighted-average fair value of options granted during the year		$3.09		$3.15		$2.68

The following table summarizes the shares available for grant for the years ended September 30, 2005, 2004, and 2003 (in thousands):

	Year Ended September 30,
	2005	2004	2003
Shares available at the beginning of the year	4,042	5,216	3,724
Additional options authorized	—	—	1,148
Options granted	(2,011)	(1,477)	(879)
Options cancelled	840	240	901
Plan shares expired	83	63	322

Shares available for grant at end of the year	2,954	4,042	5,216

The following table summarizes information about stock options outstanding as of September 30, 2005 (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
From $1.60 to $2.06	13	3.4	1.63	13	1.63
From $3.20 to $4.42	21	3.6	4.06	21	4.06
From $6.21 to $9.30	2,406	6.0	7.72	2,190	7.74
From $9.35 to $13.98	3,193	8.9	12.01	693	11.75
From $14.19 to $21.00	240	8.6	14.37	70	14.75
From $22.31 to $26.00	23	5.0	24.80	23	24.80
From $33.75 to $35.88	32	4.9	35.77	32	35.77
From $54.75 to $81.13	308	4.3	69.79	308	69.79

From $1.60 to $81.13	6,236	7.5	$13.42	3,350	$14.76

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

During fiscal 2003, the Company completed two issuer tender offers for a total of 8.6 million shares for an aggregate price of approximately $75.1 million.

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

In accordance with the January 2001 share repurchase authorization, the Company acquired approximately 1.9 million and 8.9 million shares of common stock in fiscal 2005 and 2003, respectively. No repurchases occurred during fiscal 2004. The Company retired approximately 1.0 million and approximately 9.8 million shares of treasury stock repurchased in fiscal 2005 and 2003, respectively. No retirement of treasury stock occurred during fiscal 2004.

Pursuant to the 2001 stock repurchase program, the total number of shares repurchased since January 2001 is approximately 12.3 million shares, for an aggregate price of approximately $113 million. As of September 30, 2005, the Company had authorization to repurchase up to an additional $17 million of its common stock pursuant to this stock repurchase program.

In October 2005, the Company’s Board of Directors approved the repurchase of an additional 1.0 million shares of the Company’s common stock under this repurchase program.

E)    Stock Option Exchange Program

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

policy under which a committee consisting solely of independent directors of the Board will review the Rights Agreement at least once every three years to consider whether maintaining the Rights Agreement continues to be in the best interests of Keynote and its stockholders. The Board may amend the terms of the rights without the approval of the holders of the rights.

(8)    Acquisitions

During the three fiscal years ended September 30, 2005, the Company completed several acquisitions. Pro forma results of operations have not been presented for any of the acquisitions, except for Vividence Corporation, because these other acquisitions did not constitute significant acquisitions and were not material to Keynote on either an individual or an aggregate annual basis. The results of operations of each purchase acquisition are included in the Company’s consolidated statement of operations from the date of acquisition.

On February 1, 2005, the Company acquired Hudson Williams Europe (“HWE”), a privately held online business performance consulting firm based in the Netherlands, for an initial purchase price of approximately $260,000 plus direct transaction costs of $131,000. An initial cash payment of approximately $210,000 was made to HWE as of the closing date. Pursuant to the Asset Purchase Agreement, approximately $50,000 of the purchase price is being held back and will be released on January 31, 2006. An additional contingent consideration cash payment of $82,000 was accrued as an addition to goodwill as of September 30, 2005 since profitability targets were achieved by HWE through June 30, 2005. The Company believes that this acquisition provides its European customers the same range of management solutions that it has been offering in North America. The purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including customer-based intangible assets acquired.

The purchase price of $473,000, which includes direct acquisition costs, was allocated as follows: (in thousands):

Cash	$70
Accounts receivable	121
Prepaid and other assets	37
Customer-based intangible assets	64
Goodwill	290
Liabilities assumed:
Accounts payable and accrued liabilities	(85)
Deferred revenue	(24)

Total purchase price, including direct acquisition costs	$473

In September 2004, the Company acquired Vividence Corporation (“Vividence”), a provider of Web-based customer experience management for an initial cash payment of $20.0 million plus direct transaction costs of $572,000. The initial purchase price of $20.0 million was reduced by approximately $400,000 which represented the preliminary difference between Vividence’s total assets and liabilities (“net assets”) as of the acquisition date after taking account of certain adjustments as defined in the Agreement and Plan of Reorganization dated September 10, 2004. An additional contingent consideration payment of up to $6.0 million in cash would be made if certain revenue and profitability targets were achieved by the acquired business through September 30, 2005. Based on revenue and profitability achieved by the acquired business, no additional cash payments will be made since the revenue target goals were not achieved through September 30, 2005. The Company believes that this acquisition enhances and broadens its customer experience management solutions for enterprise customers as well as allows it to target e-business marketing executives within Fortune 500 companies such as usability and market research managers.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In fiscal 2005, the Company and the Shareholders’ Representative of the former shareholders of Vividence worked with a third party tax consultant in resolving several pre-acquisition sales and use tax matters. Any payment, if the tax matter was resolved by September 2005, was the subject to a claim against the escrow by the Company. As of September 30, 2005, the Company estimated that the sales and use tax matters would result in payments of $120,000 of which $82,000 has been incurred and paid and the remaining $38,000 has been recorded as an accrued liability. As of September 30, 2005, the Company also prepaid approximately $209,000 for pre-acquisition income tax and other matters. Therefore, the Company has submitted a claim for $329,000 against escrow.

The initial purchase price allocation was based on the estimated fair value of the assets and liabilities acquired at the acquisition date, including technology-based and customer-based intangible assets acquired. For the twelve months ended September 30, 2005, total net adjustments of $468,000 were made to the fair value of net assets acquired and liabilities assumed as of the acquisition date which had the net impact of decreasing goodwill. In the second quarter of fiscal 2005, the Company and the Shareholders’ Representative of Vividence finalized the amount representing the net assets as of the acquisition date, resulting in a final net asset shortfall of approximately $38,000 which had a net impact of decreasing goodwill. During the twelve months ended September 30, 2005, a net adjustment of $33,000 to prepaid and other assets had the net impact of increasing goodwill. In the fourth quarter of fiscal 2005, the Company further adjusted goodwill as it reduced the initial purchase price allocations for deferred revenue and certain accruals by $463,000.

Additionally, in the fourth quarter of fiscal 2005, the Company reduced goodwill by approximately $4.7 million associated with the partial recognition of its net deferred tax assets related to net operating losses that arose from the Vividence acquisition which were not recognized previously for accounting purposes. Refer to Note 9 for further information regarding the partial recognition of the Company’s net deferred tax assets.

The total purchase price has been allocated as follows (in thousands):

Cash	$678
Accounts receivable	431
Prepaid and other assets	510
Property and equipment	86
Customer-based intangible assets	1,680
Technology-based intangible assets	2,780
In-process research and development	241
Goodwill	13,198
Deferred tax assets	4,737
Liabilities assumed:
Line of credit	(723)
Deferred revenue	(1,704)
Accrued employee compensation	(937)
Other liabilities assumed	(843)

Total purchase price, including direct acquisition costs	$20,134

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

The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the years ended September 30, 2004 and 2003, assuming Vividence had been acquired at the beginning of the periods presented, (in thousands, except per share data):

	Year ended September 30, 2004	Year ended September 30, 2003
Revenue	$51,487	$47,579

Net loss	$(916)	$(10,614)

Net loss per share—basic and diluted	$(0.05)	$(48.00)

Shares used in pro forma per share computation—basic and diluted	19,397	22,080

In July 2004, the Company acquired Hudson Williams Corporation (“Hudson Williams”), a provider of performance management and load testing consulting services for cash payments of approximately $2.2 million. In addition to the cash payments for the acquisition of Hudson Williams, the Company incurred direct acquisition costs of approximately $140,000. Pursuant to the merger agreement, an additional payment related to the cost of the acquisition of approximately $240,000 was paid in July 2005. The Company believes this acquisition enhances and broadens its enterprise solutions group and provides customers in the northeast with more local access to Keynote expertise.

In April 2004, the Company acquired NetRaker Corporation (“NetRaker”), a provider of online customer experience management solutions that help e-business managers measure, evaluate and improve the design and navigability of their Web sites. The initial price of approximately $3.7 million included $3.1 million in cash payments made in April 2004, and approximately $553,000 of direct acquisition costs. The Company believes this acquisition enhances and broadens its customer experience management solutions for enterprise customers as well as allow it to target e-business marketing executives within Fortune 500 companies, such as usability and market research managers.

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including technology-based and customer-based intangible assets acquired. Pursuant to the Agreement and Plan of Reorganization dated April 2, 2004 (“Agreement and Plan”), an additional contingent cash payment of up to $7.9 million could be made if certain revenue and profitability targets were achieved by the acquired business during the twelve months ended March 31, 2005. The Company estimated that a cash payment of approximately $1,675,000 was earned by the acquired business pursuant to the earnout provisions of the Agreement and Plan. Two of the former stockholders of Netraker disputed the amounts to be paid under the Agreement and Plan and a settlement agreement was reached in August 2005. As a result of settling this matter, a total additional cash payment of $2.1 million was paid, of which $1,675,000 was recorded

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

as an addition to goodwill, and the remaining amount of $463,000 was recorded as a General and Administrative expense. In the fourth quarter of fiscal 2005, the Company received $463,000 from its insurance carrier related to this matter, and this amount was reflected as a reduction to General and Administrative expenses.

An additional adjustment of $16,000 was also recorded in the year ended September 30, 2005 to reduce goodwill and deferred revenue to reflect an adjustment in a customer contract that was not considered in the original purchase price allocation. The purchase price was allocated as follows (in thousands):

Cash	$12
Accounts receivable	150
Prepaid and other assets	104
Property and equipment	20
Customer-based intangible assets	165
Technology-based intangible assets	512
Goodwill	5,781
Liabilities assumed	(870)
Deferred revenue	(516)

Total purchase price, including direct acquisition costs	$5,358

In July 2003, the Company acquired the business of Streamcheck, a provider of quality measurement services for streaming media, for $567,000 in cash, and an additional contingent consideration cash payment of $450,000 if certain revenue and profitability targets were achieved during the period from July 22, 2003 through September 30, 2004. In January 2005, pursuant to the Asset Purchase Agreement dated July 22, 2003, certain targets were obtained and an additional contingent cash payment of approximately $129,000 was made to Candescent Software Inc. (“Candescent”) based on the achievement of certain revenue and profitability targets attained by the purchased business, Streamcheck. This additional payment was recorded as an addition to goodwill as of September 30, 2004. The purchase price was allocated as follows (in thousands):

Fixed assets	$21
Customer-based intangible assets	59
Technology-based intangible assets	292
Goodwill	324

Total purchase consideration	$696

Identifiable intangible assets are being amortized on a straight-line basis over a three to four year period.

9)    Income Taxes

Income (loss) before income taxes is attributed to the following geographic locations for the years ended September 30, 2005, 2004, and 2003 (in thousands):

	Year Ended September 30,
	2005	2004	2003
United States	$4,988	$4,525	$(5,045)
Foreign	68	181	320

Income (loss) before income taxes	$5,056	$4,706	$(4,725)

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Benefit (provision) for income taxes for the years ended September 30, 2005, 2004, and 2003 consisted of the following (in thousands):

	Year Ended September 30,
	2005	2004	2003
Current:
Federal	$(76)	$(101)	$—
Foreign	(100)	44	—
State	(178)	(2)	—

Total current tax expense	$(354)	$(59)	$—

Reduction in goodwill for the tax benefit from utilization of acquired company’s tax attributes	$(437)	$—	$—

Deferred:
Federal	$3,100	$—	$—
Foreign	—	—	—
State	—	—	—

Total deferred tax expense	$3,100	$—	$—

Total benefit (provision) for income taxes	$2,309	$(59)	$—

Benefit (provision) for income taxes for the years ended September 30, 2005, 2004, and 2003 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Year Ended September 30,
	2005	2004	2003
Federal tax (expense) benefit at statutory rate	$(1,770)	$(1,647)	$1,653
State tax expense net of federal tax effect	(116)	(5)	—
Net operating loss utilized (not utilized)	—	755	(1,524)
Write off of IPR&D	—	(85)	—
Non-deductible expenses and other	(123)	(144)	(242)
Provision for tax for use of acquired net operating losses	(437)	—	—
Change in valuation allowance	4,831	944	—
Foreign tax differential	(76)	123	113

Total benefit (provision) for income taxes	$2,309	$(59)	$—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets are presented below (in thousands):

	September 30,
	2005	2004	2003
Deferred tax assets:
Accruals, reserves and other	$1,208	$1,544	$1,188
Capitalized research and development	3,276	526	316
State taxes	31	39	54
Intangibles related to acquisition	5,552	5,790	6,160
Property and equipment	23,729	23,495	23,964
Net operating loss carryforwards	21,379	22,891	16,129
Tax credit carryforwards	2,288	2,789	1,930

Gross deferred tax assets	57,463	57,074	49,741
Valuation allowance	(48,742)	(55,231)	(49,741)

Total deferred tax assets	$8,721	$1,843	$—

Deferred tax liabilities:
Intangible assets	(1,321)	(1,843)	—

Total net deferred tax assets	$7,400	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The net change in the total valuation allowance for the years ended September 30, 2005 and 2004 was a (decrease) and increase of approximately ($6.5) million and $5.5 million, respectively. The Company’s accounting for deferred taxes under SFAS No. 109, “Accounting for Income Taxes”, involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. At present, the Company’s management believes that it is more likely than not that $7.4 million of deferred tax assets will be realized in the forseeable future; accordingly, a deferred tax asset is shown in the accompanying consolidated balance sheets and a partial valuation allowance has been established against the remaining deferred tax assets.

As of September 30, 2005, the Company has recognized approximately $3.1 million of income tax benefit and approximately $4.7 million as a reduction in goodwill associated with the partial recognition of its net deferred assets in the fourth quarter of fiscal 2005 based on the following factors:

•	The Company has demonstrated profitability in nine of its most recent quarters, and

•	The Company’s management believes that it is more likely than not that $7.4 million of deferred tax assets will be realized in the forseeable future.

The $3.1 million benefit was partially offset by $437,000 related to the pre-acquisition net operating loss carryforwards of Vividence, Inc. that were utilized in fiscal 2005, and $354,000 of current tax expense, resulting in a net tax benefit of approximately $2.3 million.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The $4.7 million of the deferred tax asset recorded as a reduction of goodwill included $437,000 related to the preacquisition net operating loss carryforwards of Vividence, Inc. utilized in fiscal 2005. The remaining $4.3 million reduction to goodwill was based on the future projected taxable income and reflects the Company’s partial recognition of deferred tax assets. Any subsequent decreases in the valuation allowance related to the acquired deferred tax benefits will also be recorded as a reduction in goodwill.

As of September 30, 2005, approximately $7.3 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions, the benefit from which will be allocated to paid-in-capital if and when determined to be realizable.

Deferred tax liabilities and foreign withholding taxes have not been recognized for undistributed earnings of foreign subsidiaries because it is managements’ intention to indefinitely reinvest such undistributed earnings outside the United States.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $55 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the years 2017 through 2023. In addition, the Company had approximately $22.0 million of net operating loss carryforwards available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the years 2006 through 2013.

As of September 30, 2005, the Company had research credit carryforwards of approximately $1.4 million for both federal and state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit carryforwards are available indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has preliminarily determined that ownership changes have occurred, and the effects of the limitations have been included in the loss and credit carryforwards. If an ownership change has occurred at different dates or in addition to the dates preliminarily identified, the utilization of net operating loss and credit carryforwards could be significantly reduced.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004, and it creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations, with the balance of 15% taxed at regular rates with no offset for loss carryovers. The deduction is subject to several limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. Based on current understanding of the Act and subsequent guidance published by the U.S. Treasury, the Company has not determined that it is eligible and does not presently intend to repatriate dividends subject to the elective 85% dividends received deduction.

The Company’s management establishes liabilities or reserves when it believes that certain tax positions are likely to be challenged and it may not succeed, despite management’s belief that the tax return positions are fully supportable. The tax reserves are adjusted, as well as related interest, in light of changing circumstances such as the progress of tax exams. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies”. Through the fiscal year ended September 30, 2005, net income tax liabilities totaling approximately $249,000 related to foreign taxes were recorded. Although the Company’s management believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

which is reflected in historical income tax provisions and recorded assets and liabilities. Due to the complexity involved, the Company’s management is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

(10)    Commitments and Contingencies

(A)    Leases

The Company leases certain of its facilities and equipment under noncancellable capital and operating leases, which expire on various dates through August 2015. At September 30, 2005, future minimum payments under the leases, are as follows (in thousands):

	Operating	Capital
Year ending September 30:
2006	$452	$40
2007	347	19
2008	279	10
2009	255	—
2010	261	—
Thereafter	1,382	—

Total minimum lease payments	$2,976	69

Less amounts representing interest		(2)

Present value of minimum lease payments		67
Less current portion of obligation under capital lease		(40)

Obligations under capital leases, less current portion		$27

Rent expense was $483,000, $264,000 and $223,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

The Company had contingent commitments, which range in length from one to twelve months, to 118 bandwidth and collocation providers amounting to $726,000 in the aggregate for 108 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.

(B)    Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as September 30, 2005 and September 30, 2004, as the Company anticipates that it will be dismissed from the case as a result of the settlement.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

(C)    Indemnification

The Company does not generally indemnify customers for its measuring, monitoring and testing Web-based applications against legal claims that its products and services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, there have been no amounts accrued for infringement claims as of September 30, 2005 or September 30, 2004 in the consolidated balance sheets.

(11)    Geographic and Segment Information

The Company has determined that it operates in a single reportable operating segment: the development and sale of services to measure, test, assure and improve the quality of service of Web sites. While the Company operates under one operating segment, management reviews revenue under two categories—service level management and customer experience management services in addition to subscription services and professional services revenue. Management continues to allocate resources based on the one operating segment.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. International sales were approximately 8%, 6% and 6% of total revenue for the years ended September 30, 2005, 2004 and 2003, respectively. The Company’s foreign-owned assets are not significant.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table identifies which services are categorized as service level management and customer experience management services and where they are recorded in the Company’s consolidated statements of operations (listed in alphabetical order):

	Subscription Services	Professional Services
Service Level Management:
Application Perspective	X
Application Perspective Private Edition	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
NetMechanic	X
Network Perspective	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Wireless Perspective & Wireless Perspective Network Edition	X
VoIP Perspective	X

Customer Experience Management:
WebEffective Intelligence Platform	X	X

The following table summarizes service level management and customer experience management solutions revenue (in thousands):

	2005	2004	2003
For the year ended September 30:
Service level management	$41,430	$40,081	$37,610
Customer experience management	12,262	2,322	652

Total Revenue	$53,692	$42,403	$38,262

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Supplementary Data (Unaudited)

The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2005.

	2005
	Quarter Ended				Year Ended September 30, 2005
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
	(In thousands, except per share data)
Revenue	$13,588	$13,165	$13,465	$13,474	$53,692
Total operating expenses	13,445	12,882	12,970	12,668	51,965
Income from operations	143	283	495	806	1,727
Net income	791	997	1,235	4,342	7,365
Basic net income per share	$0.04	$0.05	$0.06	$0.23	$0.37
Diluted net income per share	$0.04	$0.05	$0.06	$0.21	$0.35

	2004
	Quarter Ended				Year Ended September 30, 2004
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
	(In thousands, except per share data)
Revenue	$9,723	$9,819	$10,714	$12,147	$42,403
Total operating expenses	9,689	9,182	9,771	11,746	40,388
Income from operations	34	637	943	401	2,015
Net income	667	1,169	1,494	1,317	4,647
Basic net income per share	$0.04	$0.06	$0.08	$0.07	$0.24
Diluted net income per share	$0.03	$0.06	$0.07	$0.06	$0.22

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Keynote Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Keynote Systems Inc. as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

December 6, 2005

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

(a)    Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conducting the evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, management identified a material weakness related to the accounting for income taxes. Specifically, the Company did not have resources with adequate technical knowledge relating to accounting for deferred income taxes in order to prepare or review the income tax related amounts recorded in the consolidated financial statements. This material weakness resulted in a material error in the Company’s consolidated financial statements related to the inappropriate recording of a reduction in the valuation allowance as a benefit for income taxes rather than as a reduction of goodwill. This error was corrected prior to the Company’s issuance of its 2005 consolidated financial statements.

As a result of this material weakness, management has concluded that, as of September 30, 2005, the Company’s internal control over financial reporting was not effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(b)    Changes in Internal Controls

Except as noted in this item, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are taking steps to ensure that the material weakness identified above is remediated by implementing enhanced control processes over accounting for deferred income tax assets and liabilities, including the valuation allowance, which will include utilizing personnel from a third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of our income tax provision and deferred tax assets and liabilities. The remediation will be included as part of our process of completing our financial close and generating our consolidated financial statements in the first quarter of fiscal 2006.

(c)    Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based upon the material weakness in our internal control over financial reporting referenced above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in reaching a level of reasonable assurance in achieving our desired control objectives. Management of the Company is in the process of implementing measures to remediate the material weakness in our internal control over financial reporting.

(d)    Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Keynote Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(a)), that Keynote Systems, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Keynote Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness related to accounting for income taxes has been identified and included in management’s assessment as of September 30, 2005. Specifically, the Company did not have resources with adequate technical knowledge related to accounting for deferred income taxes in order to prepare or review the income tax related amounts recorded in the consolidated financial statements. This material weakness resulted in a material error in the Company’s consolidated financial statements related to the inappropriate recording of a reduction in the valuation allowance as a benefit for income taxes rather than as a reduction of goodwill.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Keynote Systems Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended September 30, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated December 6, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Keynote Systems, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Keynote Systems, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    KPMG LLP

Mountain View, California

December 6, 2005

Item 9B.    Other Information.

None

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors will be presented under the caption “Proposal No. 1—Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, and “Code of Ethics” in our definitive proxy statement (“definitive proxy statement”) in connection with our 2006 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference.

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

Item 14.    Principal Accountant Fees and Services.

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

Schedule II—Valuation and Qualifying Accounts was omitted and included in Note 2 to the consolidated financial statements.

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

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
2.01	Agreement and Plan of Reorganization by and between Keynote, Vivid Acquisition Corporation, Vividence Corporation and the Shareholders’ Representative named therein	8-K	000-27241	11-29-04	2.01

3.01	Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04

3.02	Bylaws.	14A	000-27241	01-19-00	Annex B

3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02

4.01	Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01

10.01	Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A

10.02	1996 Stock Option Plan.	S-1	333-82781	07-13-99	10.02

10.03	1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03

10.04	1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.	S-1	333-82781	08-23-99	10.04

10.05	1999 Employee Stock Purchase Plan and related forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension.	S-1	333-82781	08-23-99	10.05

10.06	401(k) Plan.	S-1	333-82781	07-13-99	10.06

10.07*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08

10.08*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01

10.09	Agreement with UBS Securities LLC dated January 27, 2005	10-Q	000-27241	5-10-05	10.1

10.10*	Separation Agreement with Arnold Waldstein dated March 28, 2005	10-Q	000-27241	5-10-05	10.2

Exhibit No.	Exhibit	Incorporated by Reference				Filed Herewith
		Form	File No.	Filing Date	Exhibit No.
10.11*	Employment Offer Letter dated as of April 7, 2005 between Keynote Systems, Inc. and Patrick Quirk.	8-K	000-27241	04-12-05	99.1

10.12*	Promotion Letter Agreement dated as of May 1, 2005 between Keynote Systems, Inc. and Vikram Chaudhary.	8-K	000-27241	05-05-05	99.1

10.13*	Addendum to Stock Option Agreement dated as of May 1, 2005 between Keynote Systems, Inc. and Vikram Chaudhary.	8-K	000-27241	05-05-05	99.2

21.01	Subsidiaries of Keynote.					X

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 8th day of December 2005.

KEYNOTE SYSTEMS INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Umang Gupta and Andrew Hamer, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Title	Date
Principal Executive Officer:

/s/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 8, 2005

Principal Financial and Accounting Officer:

/s/ PETER J. MALONEY Peter J. Maloney	Vice President and Chief Financial Officer	December 8, 2005

Additional Directors:

/s/ JENNIFER BOLT Jennifer Bolt	Director	December 8, 2005

/s/ DAVID COWAN David Cowan	Director	December 8, 2005

/s/ MOHAN GYANI Mohan Gyani	Director	December 8, 2005

/s/ GEOFFREY PENNEY Geoffrey Penney	Director	December 8, 2005

/s/ RAYMOND OCAMPO, JR. Raymond L Ocampo Jr	Director	December 8, 2005

/s/ DR. DEBORAH RIEMAN Dr. Deborah Rieman	Director	December 8, 2005