Form 10-Q
period 2005-12-31
KEYNOTE SYSTEMS INC
filed 2006-02-14
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of February 10, 2006
Common Stock, $.001 par value	20,714,990 including 1,788,153 treasury shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$47,651	$46,934
Short-term investments	87,016	86,869

Total cash, cash equivalents, and short-term investments	134,667	133,803

Accounts receivable, less allowance for doubtful accounts and billing adjustment of $488 and $534 as of December 31, 2005 and September 30, 2005, respectively	7,087	6,387
Prepaid and other current assets	2,145	2,623
Deferred tax assets	372	405

Total current assets	144,271	143,218

Property and equipment, net	34,313	34,669
Goodwill	23,567	21,186
Identifiable intangible assets, net	3,843	3,760
Deferred tax assets	6,420	6,995

Total assets	$212,414	$209,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,464	$538
Accrued expenses	9,291	9,088
Current portion of capital lease obligation	39	40
Deferred revenue	6,035	6,217

Total current liabilities	16,829	15,883
Long term portion of capital lease obligation	19	27

Total liabilities	16,848	15,910

Commitments and contingencies—see Note 10
Stockholders’ equity:
Common stock	20	20
Treasury stock	(12,619)	(11,037)
Additional paid-in capital	337,913	335,350
Accumulated deficit	(129,457)	(130,044)
Accumulated other comprehensive loss	(291)	(371)

Total stockholders’ equity	195,566	193,918

Total liabilities and stockholders’ equity	$212,414	$209,828

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,
	2005	2004
Revenue:
Subscription services	$9,820	$10,023
Professional services	3,896	3,565

Total revenue	13,716	13,588

Expenses:
Costs of subscription services	1,459	1,351
Costs of professional services	2,445	2,428
Research and development	1,989	1,962
Sales and marketing	3,369	3,548
Operations	1,647	1,565
General and administrative	2,209	1,793
Excess occupancy costs	(10)	134
Amortization of identifiable intangible assets	397	664

Total expenses*	13,505	13,445

Income from operations	211	143
Interest income and other, net	1,108	703

Income before provision for income taxes	1,319	846

Provision for income taxes	732	55

Net income	$587	$791

Net income per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Shares used in computing basic and diluted net income per share:
Basic	18,724	19,866
Diluted	19,724	21,357
* Stock-based compensation by category:
Costs of professional services	$121	$—
Research and development	186	—
Sales and marketing	246	—
Operations	150	—
General and administrative	93	—

	$796	$—

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$587	$791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	905	793
Stock-based compensation	796	—
Charges to bad debt and billing adjustment reserves	83	164
Amortization of debt investment premium	147	794
Amortization of identifiable intangible assets	397	664
Deferred tax assets	608	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(775)	62
Prepaids and other current assets	396	(120)
Accounts payable and accrued expenses	907	122
Deferred revenue	(334)	(497)

Net cash provided by operating activities	3,717	2,773

Cash flows from investing activities:
Purchases of property, equipment and software	(549)	(712)
Purchase of businesses and assets, net	(2,520)	(385)
Sale of short-term investments	20,131	34,233
Purchases of short-term investments	(20,345)	(28,303)

Net cash provided by (used in) investing activities	(3,283)	4,833

Cash flows from financing activities:
Payment of capital leases	(9)	(8)
Proceeds from issuance of common stock and exercise of stock options	1,771	1,299
Repurchase of outstanding common stock	(1,479)	(400)

Net cash provided by financing activities	283	891

Net increase in cash and cash equivalents	717	8,497
Cash and cash equivalents at beginning of the period	46,934	9,932

Cash and cash equivalents at end of the period	$47,651	$18,429

Cash paid during the period for income taxes, net	$20	$36

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the results of operations and cash flows for the interim periods ended December 31, 2005 and 2004.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2005 included in the Company’s Report on Form 10-K as filed with the SEC.

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

Certain amounts for fiscal 2004 as reported on the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows have been reclassified to conform to current year presentation. The Company reclassified approximately $9.4 million in auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2004. The reclassifications resulted in an increase in cash flows from investing activities of $1.7 million in the Consolidated Statements of Cash Flows for the three months ended December 31, 2004.

The Company reclassified revenue and associated expenses related to its Keynote Diagnostic Services from professional services to subscription services, and also reclassified certain indirect employee costs related to Keynote Diagnostic Services from costs of subscription services to operations expense for the three months ended December 31, 2004 on the Consolidated Statements of Operations to conform to the current year presentation.

Excess occupancy costs are fixed costs associated with the portion of the Company’s headquarters’ building not occupied by the Company, such as property taxes, insurance and depreciation. These particular costs, which are reduced by any rental income from the leasing of space in its headquarters building, represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual square footage, which was determined to be 60% of the total rentable square footage of the headquarters’ building during the three months ended December 31, 2005 and 2004. Rental income was approximately $259,000 and $139,000 for the three months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company had leased space with nine tenants of which seven had noncancellable operating leases, which expire on various dates through 2010. As of December 31, 2005, future minimum rents receivable under the leases, are as follows (in thousands):

Year ending December 31:
2006	$986
2007	975
2008	883
2009	543
2010	90
Thereafter	—

Total future minimum rents receivable	$3,477

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

(a) Change in Accounting Principle

Effective October 1, 2005, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date for (a) all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based awards to employees through September 30, 2005.

With the adoption of SFAS 123R, the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on a straight-line basis. The fair value of the stock awards is measured based on the fair market value of the underlying common stock as of the date of grant. For awards granted prior to October 1, 2005, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” This is the same manner applied in the pro forma disclosures under SFAS No. 123.

(b) Summary of Plans

As of December 31, 2005, the Company was authorized to issue up to approximately 9.9 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of December 31, 2005, options to purchase approximately 6.0 million shares were outstanding under the Incentive Plan, and approximately 3.0 million shares were available for future issuance under the Incentive Plan.

Under the Company’s 1999 Employee Stock Purchase Plan (“Purchase Plan”), the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under the Purchase Plan as of December 31, 2005. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2005, approximately 636,000 shares had been issued under the Purchase Plan, and approximately 787,000 shares had been reserved for future issuance.

(c) Summary of Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The exercise price of the options granted is equal to the fair market value of the Company’s common stock on the date of grant. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of options granted is derived from a risk-adjusted single-exercise factor lattice model. The estimated forfeiture rate of 25% is derived from historical pre-vest termination rates and is used in determining compensation expense. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Weighted-average assumptions for options granted under the equity incentive plans for the three months ended December 31, 2005 and 2004, respectively, are as follows:

	Three Months Ended December 31,
	2005	2004*
Volatility	31.9%	33.6%
Risk-free interest rates	4.4%	2.9%
Expected life (in years)	3.1	2.5
Dividend yield	—	—

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

Weighted-average assumptions for options related to the employee stock purchase plan for the three months ended December 31, 2005 and 2004, respectively, were as follows:

	Three Months Ended December 31,
	2005	2004*
Volatility	26%	33%
Risk-free interest rates	2.5%	1.7%
Expected life (in years)	1.25	1.25
Dividend yield	—	—

*	The assumptions used in the three months ended December 31, 2004 were used to calculate the pro forma effect on net income and net income per share as disclosed in Note 1(d) “Pro-Forma Disclosure for Quarter ended December 31, 2004” per SFAS No. 123.

A summary of option activity as of December 31, 2005, and changes during the quarter then ended, is presented below (in thousands except per share and term amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2005	6,236	$13.42
Granted	105	13.13
Exercised	(222)	7.98
Forfeited, canceled or expired	(124)	11.94

Outstanding at December 31, 2005	5,995	$13.65	7.3	$14,320
Exercisable at December 31, 2005	3,341	$14.91	5.8	$11,886

The weighted-average grant-date fair value of options granted during the quarter ended December 31, 2005 was $3.63 per share. The aggregate intrinsic value of options exercised during the quarter ended December 31, 2005 was $1.1 million. The total grant-date fair value of shares vested during the quarter ended December 31, 2005 was $653,000. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the status of the Company’s nonvested options all of which are unvested stock options as of December 31, 2005, and changes during the quarter ended December 31, 2005, is presented below (in thousands except per share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Stock option awards:
Nonvested balance at October 1, 2005	2,886	$2.99
Nonvested stock options granted	105	3.63
Vested	(221)	2.95
Forfeited	(116)	3.00

Nonvested balance at December 31, 2005	2,654	$3.01

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

As of December 31, 2005, there was $4.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized on a straight-line basis over the next 6 years (or a weighted average period of 3.4 years).

As a result of adopting SFAS 123R on October 1, 2005, the Company’s income before income taxes and net income for the quarter ended December 31, 2005, was $796,000 and $583,000 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the quarter ended December 31, 2005 would have been $0.06 if the Company had not adopted SFAS 123R compared to reported basic and diluted income per share of $0.03.

(d) Pro-Forma Disclosure for Quarter ended December 31, 2004

If the fair value based method prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense for the three months ended December 31, 2004, the pro-forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

Three Months Ended December 31, 2004
Net income, as reported:	$791
Less: Stock-based compensation expense determined using the fair value method for all awards, zero tax effect*	(1,241)

Pro forma net loss	$(450)

Net income (loss) per share:
Basic-as reported	$0.04
Basic-pro forma	$(0.02)
Diluted-as reported	$0.04
Diluted-pro forma	$(0.02)

*	No tax effects were included in the determination of pro forma net loss because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets.

(2) Revenue Recognition

Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to the Company’s e-business service level management and customer experience management services. Professional services revenue consists of fees generated by the Company’s professional services. Revenue related to the use of our WebEffective and WebExcellence services is accounted for as either subscription services revenue or professional services revenue depending upon the use.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Subscription and professional services revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. The Company considers a customer signed quote, contract, or equivalent document to be evidence of an arrangement.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

•	Delivery. For subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. The Company’s subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. If milestones are not included in the project, delivery is based on labor hours incurred as a percentage of total estimated labor hours.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

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

Subscription Services Revenue: For customers that pay in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers billed in arrears, subscription services revenue is invoiced monthly upon completion of the services. If a customer purchases a subscription to the Company’s WebEffective and WebExcellence services, revenue is recognized ratably over the subscription period, commencing on the day service is first provided, and recorded as subscription services revenue.

Professional Services Revenue: Professional services revenue consists of fees generated by the Company’s professional services, and is recognized as the services are performed, typically over a period of one to three months. For professional service projects that contain milestones, the Company recognizes revenue once the services or milestones have been delivered. For those professional service projects that do not have milestones, the Company recognizes revenue as services are proportionally performed, based on labor hours incurred as a percentage of total estimated hours. Payment occurs either up front or over time.

On limited occasions, the Company enters into arrangements with multiple elements, which include both subscription and professional service revenue. For these arrangements, the Company recognizes revenue in accordance with EITF 00-21 and allocates and defers revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. The Company determines fair value of the undelivered elements based on historical evidence of its stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items, then the entire arrangement fee is recognized ratably over the performance period.

(3) Comprehensive Income

Comprehensive income includes net income, unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The Company has subsidiaries located in France, United Kingdom and Canada. The functional currency of the Company’s foreign operations is the applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders’ equity. Revenue and expenses are translated at average exchange rates in effect during the period. Gains and losses from foreign currency transactions are reflected in interest and other expenses in the condensed consolidated statements of operations as incurred.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Net income	$587	$791
Net unrealized gain (loss) on available-for-sale investments	102	(245)
Foreign currency translation (loss) gain	(22)	38

Comprehensive income	$667	$584

The tax effect on the foreign currency translation is immaterial.

(4) Financial Instruments and Concentration of Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses and capital lease obligations, approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

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

As of December 31, 2005, one customer accounted for 12% of the Company’s total accounts receivable of which 100% of this customer’s balance was subsequently received. At December 31, 2004, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three months ended December 31, 2005 and 2004, no single customer accounted for more than 10% of the Company’s total revenue during each period. For each of the three month periods ended December 31, 2005 and 2004, the ten largest customers accounted for approximately 34% of total revenue.

(5) Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less to be cash equivalents. The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the quarter ended December 31, 2005.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

The following table summarizes the Company’s cash and cash equivalents as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Cash	$6,843	$—	$—	$6,843
Commercial paper	14,623	5	—	14,628
Money market mutual funds	1,169	—	—	1,169
Other money market securities	25,011	—	—	25,011

Total	$47,646	$5	$—	$47,651

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
State government agency securities	$26,860	$—	$—	$26,860
FNMA and FHLMC securitites	12,066	—	(60)	12,006
Other U.S. government agency securities	6,052	—	(27)	6,025
Corporate bonds and commercial paper	42,407	—	(282)	42,125

Total	$87,385	$—	$(369)	$87,016

The following table summarizes the maturities of fixed maturity short-term investments available for sale as of December 31, 2005 (in thousands). Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Year ending December 31,
2006	$70,095	$69,864
2007	17,290	17,152

Total	$87,385	$87,016

(6) Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill during the three months ended December 31, 2005 (in thousands):

Balance at September 30, 2005	$21,186
Additional goodwill for acquisition of the GomezPro business of Watchfire Corporation (Note 8)	2,381

Balance at December 31, 2005	$23,567

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

Identifiable intangible assets amounted to approximately $3.8 million (net of accumulated amortization of approximately $14.6 million) at December 31, 2005, and approximately $3.8 million (net of accumulated amortization of approximately $14.2 million) at September 30, 2005. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of December 31, 2005:
Gross carrying value	$11,953	$6,214	$250	$18,417
Accumulated amortization	(9,507)	(4,817)	(250)	(14,574)

Net carrying value at December 31, 2005	$2,446	$1,397	$—	$3,843

As of September 30, 2005:
Gross carrying value	$11,623	$6,064	$250	$17,937
Accumulated amortization	(9,263)	(4,664)	(250)	(14,177)

Net carrying value at September 30, 2005	$2,360	$1,400	$—	$3,760

Amortization expense for the three months ended December 31, 2005 and 2004 was $397,000 and $664,000, respectively. Assuming no additional acquisitions, the amortization expense for existing identifiable intangible assets as of December 31, 2005 is estimated to be approximately $1.2 million for the remainder of fiscal 2006, $1.3 million for fiscal 2007, $1.2 million for fiscal 2008, $104,000 in fiscal 2009, and $16,000 in fiscal 2010.

(7) Net Income Per Share

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

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three months ended December 31,
	2005	2004
Numerator:
Net income	$587	$791
Denominator:
Denominator for basic net income per share—weighted average shares	18,724	19,866
Incremental common shares attributable to shares issuable under stock option plans	1,186	1,491
Reduction in shares for average unrecognized compensation costs	(186)	—

Denominator for diluted net income per share—weighted average shares	19,724	21,357

Basic net income per share	$0.03	$0.04

Diluted net income per share	$0.03	$0.04

Potential shares of common stock that have been excluded from the computation of diluted net income per share because the effect would have been antidilutive were 1,261,000 and 985,000 shares outstanding under stock options for the three months ended December 31, 2005 and 2004, respectively. The weighted-average exercise price of excluded outstanding stock options was $28.00 and $34.05 for the three months ended December 31, 2005 and 2004, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

(8) Acquisitions

In December 2005, the Company acquired the GomezPro business of Watchfire Corporation (“GomezPro”), a consultative e-business financial performance provider, for a purchase price of approximately $2.5 million plus direct transaction costs of $128,000. Pursuant to the Asset Purchase Agreement, the initial cash purchase price of $2.5 million was reduced by approximately $45,000 which represented the preliminary difference between GomezPro’s total assets and liabilities (“net assets”) as of the acquisition date. In addition, approximately $250,000 of the purchase price was held back and will be released in December 2006. The results of operations for the GomezPro are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition. The Company believes this acquisition will enhance and broaden its customer experience management solutions for assessing, benchmarking and improving the online customer experience.

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including technology-based and customer-based intangible assets acquired. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$8
Prepaid and other assets	25
Customer-based intangible assets (weighted-average amortization period of 3.3 years)	150
Technology-based intangible assets (weighted-average amortization period of 3.2 years)	330
Goodwill	2,381
Liabilities assumed	(159)
Deferred revenue	(152)

Total purchase price, including direct acquisition costs	$2,583

Pro forma consolidated results of operations have not been presented for GomezPro as the effect of this acquisition was not considered material to the three months ended December 31, 2005.

In connection with the acquisition of Vividence Corporation (“Vividence”) in September 2004, an escrow fund was established to secure the indemnification obligations relating to the acquisition of Vividence. The Company had made a claim against the escrow fund for amounts related to unpaid pre-acquisition sales tax and other undisclosed liabilities. In late September 2005, $310,000 was disbursed to the Company by the escrow agent which represented the amounts that were not contested. The Company then disbursed the amount in October 2005 to the respective parties entitled to receive the funds and in the amounts specified in the Merger Agreement. Upon receipt of the payment from the escrow company, the Company recorded a liability and accordingly relieved the liability when the funds were disbursed.

(9) Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2005 and 2004 was 55.5% and 6.5%, respectively. The increase in the effective tax rate was primarily due to two factors: 1) deferred income tax expense was included in the tax rate for the three months ended December 31, 2005 but was not included in the tax rate for the three months ended December 31, 2004 since the Company had a full valuation allowance as of December 31, 2004; and 2) the stock-based compensation charges under SFAS No. 123R associated with incentive stock options which was not recognized for tax provision purposes. Significant management judgment is involved in determining the extent to which a valuation allowance is necessary. In the three months ended December 31, 2004, it was management’s judgment that a full valuation allowance was required against the deferred tax assets due to the uncertainties in projecting future taxable income at that time; however, as of the year ended September 30, 2005, the projected sources of taxable income appeared to be sufficient to eliminate a portion of the valuation allowance, and the valuation allowance did not change for three months ended December 31, 2005. In future quarters, the projected taxable income will be evaluated for this purpose. and it is possible that the valuation allowance would be reduced further, which would reduce the effective tax rate, or would be increased, which would increase the effective tax rate. Any such changes in the valuation allowance could have a material effect on the effective tax rate. SFAS No. 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options, which have no associated tax benefit to the Company. In a future period it is possible that a tax benefit would be realized with respect these options, at which time the tax rate may be reduced as a result.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004, and it creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations, with the balance of 15% taxed at regular rates with no offset for loss carryovers. The deduction is subject to several limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. The Company does not have sufficient accumulated foreign profits to justify the administrative costs and professional fees to repatriate the funds under this provision. Further, there is a tax cost of repatriation the Company would incur upon repatriation. Therefore, based on the Company’s current understanding of the Act and subsequent guidance published by the U.S. Treasury, the Company does not intend to repatriate dividends subject to the elective 85% dividends received deduction.

(10) Commitments and Contingencies

(A) Leases

The Company leases certain of its facilities and equipment under noncancellable capital and operating leases, which expire on various dates through August 2015. As of December 31, 2005, future minimum payments under the leases are as follows (in thousands):

	Operating Leases	Capital Leases
Twelve months ended December 31:
2006	$480	$40
2007	319	11
2008	268	8
2009	256	—
2010	263	—
Thereafter	1,315	—

Total minimum lease payments	$2,901	59

Less amounts representing interest		(1)

Present value of minimum lease payments		58

Less current portion of obligation under capital lease		(39)

Long-term portion of capital lease obligation		$19

Rent expense for the three months ended December 31, 2005 and 2004 was approximately $155,000 and $130,000, respectively.

(B) Commitments

The Company has contingent commitments, which range in length from one to twelve months, to 121 bandwidth and collocation providers amounting to $627,000 in the aggregate for 106 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.

(C) Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as December 31, 2005 and September 30, 2005, as the Company anticipates that it will be dismissed from the case as a result of the settlement.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(D) Indemnification

The Company does not generally indemnify customers for its measuring, monitoring and testing Web-based applications against legal claims that its products and services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2005 and September 30, 2005 in the condensed consolidated balance sheets.

(11) Stock Repurchase Program

The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, approximately 12.4 million shares had been repurchased as of December 31, 2005 for an aggregate price of approximately $114.4 million. The Company repurchased 121,716 shares during the three months ended December 31, 2005 for approximately $1.5 million. No repurchases occurred during the three months ended December 31, 2004.

As of December 31, 2005, the Company had authorization to repurchase up to an additional $15.6 million of its common stock pursuant to this stock repurchase program.

(12) Geographic and Segment Information

The Company has determined that it operates in a single reportable operating segment: the development and sale of services to measure, test, assure and improve the quality of service of Web sites. While the Company operates under one operating segment, management reviews revenue under two categories – service level management and customer experience management services in addition to subscription services and professional services revenue. Management continues to allocate resources based on the one operating segment.

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. International sales were approximately 10% and 6% of total revenue for the three months ended December 31, 2005 and 2004, respectively. The Company’s foreign-owned assets are not significant.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

The following table identifies which services are categorized as service level management and customer experience management services and where they are recorded in the Company’s consolidated statements of operations (listed in alphabetical order):

	Subscription Services	Professional Services
Service Level Management:

Application Perspective Private Edition	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
NetMechanic	X
Network Perspective	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Wireless Perspective & Wireless Perspective Network Edition	X
VoIP Perspective	X

Customer Experience Management:

WebEffective	X	X
WebExcellence	X	X

The following table summarizes service level management and customer experience management solutions revenue (in thousands):

	2005	2004
For the three months ended December 31:
Service level management	$10,448	$10,250
Customer experience management	3,268	3,338

Total Revenue	$13,716	$13,588

(13) Recently Issued Accounting Pronouncements

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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)

In November 2005, the FASB issued Staff Position (“FSP”) FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. Although the Company will continue to evaluate the application of FSP Nos. FAS 115-1 and FAS 124-1, management does not currently believe adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In November 2005, the FASB issued FSP FAS No. 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. This FSP became effective in November 2005.The Company will continue to evaluate the impact that the adoption of this FSP could have on its financial statements as it has until one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election.

(14) Subsequent Event

On February 3, 2006, the Company entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares of the Company’s common stock, representing approximately 5% of the Company’s outstanding common stock less treasury shares. Repurchases under the plan are scheduled to terminate as late as October 2006.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors” in Item 1A of Part II of this report, and in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended September 30, 2005 and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We offer technology-based services that enable corporate enterprises to improve their online business performance and communications technologies. We categorize our services in two broad areas: service level management (“SLM”) and customer experience management (“CEM”). The SLM category comprises our traditional Perspective Measurement Services, Wireless Perspective, VoIP Perspective, Load Testing and Enterprise Solutions. The CEM category consists of the WebEffective and WebExcellence services whether sold on a technology license basis or as part of a competitive intelligence study or custom engagement. Both these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.

We offer our SLM services primarily on a subscription basis and our CEM services primarily on an engagement basis although, in some cases, we offer SLM professional services on an incident and per engagement basis. We also offer the use of our CEM technology for a fixed period on a self-service subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of URLs, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted.

Our net income decreased by $204,000, from net income of $791,000 for the quarter ended December 31, 2004 to net income of $587,000 for the quarter ended December 31, 2005. Total revenue increased slightly by $128,000 or 1%, from approximately $13.6 million for the quarter ended December 31, 2004 to approximately $13.7 million for the quarter ended December 31, 2005. The increase in total revenue was mainly attributable to increased professional services revenue due to increased contribution from our Load Testing and Enterprise Solutions services. Total expenses increased slightly by $60,000, from approximately $13.4 million for the quarter ended December 31, 2004 to approximately $13.5 million for the quarter ended December 31, 2005. The increase in total expenses was mainly attributable to a $796,000 increase in stock-based compensation expense due to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) on October 1, 2005. The increase in total expenses was offset by in the following, as listed in descending order of impact: 1) a $367,000 net reduction in expenses due to refunds and the reversal of accruals related to the resolutions of our property tax returns for the fiscal years 2002 through 2004, 2) lower amortization expense due to certain intangible assets being fully amortized in the second half of fiscal 2005, 3) lower sales and marketing expenses in fiscal 2006 since we have changed the timing and venue of our annual Global Internet Performance Conference (GIPC), and 4) lower excess occupancy costs due to the leasing of additional space in our headquarters’ building during fiscal 2005. The $367,000 net reduction in expenses related to our property taxes is not expected to be recurring. In the first quarter of fiscal 2005, total expenses included the costs associated with our GIPC conference, which was held in October 2004. This particular event did not occur during the first quarter of fiscal 2006. Rather than holding the annual conference, management will be holding several regional conferences throughout fiscal 2006.

We anticipate that total expenses for the second quarter of fiscal 2006 will increase compared to the first quarter of fiscal 2006 as a result of our acquisition of the GomezPro business of Watchfire (“GomezPro”) in December 2005 and additional investment in our sales and marketing efforts.

For the quarter ended December 31, 2005, our 10 largest customers accounted for approximately 34% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

We believe that the challenges for our business include 1) increasing both SLM and CEM revenue by generating organic revenue growth from our existing services and by continuing to internally develop enhanced services, 2) integrating and realizing anticipated benefits from our prior acquisitions and any acquisitions that may occur in the future and 3) continuing to control our expenses for the remainder of fiscal 2006.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition

•	Allowance for doubtful accounts and billing allowance

•	Allocation of purchase price for business combinations

•	Impairment assessments of goodwill, identifiable purchased intangibles, and long-lived assets

•	Stock-based compensation

•	Accounting for income taxes and deferred income tax assets

Revenue Recognition

•	Substantially all of our revenue is derived from three sources: (1) subscriptions to our SLM services, otherwise known as subscription revenue, (2) subscriptions to our CEM services for the use of our technology for our WebEffective and WebExcellence services which, depending on its use, are recorded as either subscription or professional services revenue, and (3) providing CEM and SLM professional services including all consulting services and other miscellaneous items. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables”. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) service has occurred or milestone or deliverable has been completed, or if milestones are not included in the project, delivery is based on labor hours incurred as a percentage of total estimated labor hours, (3) the fee is fixed or determinable, and (4) collectibility is reasonably assured.

One of the critical judgments we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable balance on a customer-by-customer basis considering past payment history and credit history. The timing or amount of revenue recognition may have been different if different assessments of the probability of collect had been made at the time the transactions were recorded in revenue. In cases where collectibility is not deemed probable, revenue is recognized at the time collection becomes probable, which is generally upon receipt of cash.

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

Subscription Services Revenue: For customers that pay in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers billed in arrears, subscription services revenue is invoiced monthly upon completion of the services. If a customer purchases a subscription to our WebEffective and WebExcellence services, revenue is recognized ratably over the subscription period, commencing on the day service is first provided, and recorded as subscription services revenue.

Professional Services Revenue: Professional services revenue consists of fees generated by the Company’s professional services, and is recognized as the services are performed, typically over a period of one to three months. For professional service projects that contain milestones, we recognize revenue once the services or milestones have been delivered. For those professional service projects that do not have milestones, we recognize revenue as services are proportionally performed, based on labor hours incurred as a percentage of total estimated hours. Payment occurs either up front or over time.

On limited occasions, we enter into arrangements with multiple elements, which include both subscription and professional service revenue. For these arrangements, we recognize revenue in accordance with EITF 00-21 and allocate and defer revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items, then the entire arrangement fee is recognized ratably over the performance period.

Revenue results are difficult to predict and any shortfall in revenue or unforeseen delay in recognizing revenue could cause operating results to vary from quarter to quarter.

Allowance for Doubtful Accounts and Billing Allowance

Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $488,000, or 6% of total accounts receivable, and approximately $534,000, or 8% of total accounts receivable, as of December 31, 2005 and September 30, 2005, respectively. The decrease in our allowance for doubtful accounts and billing allowance is due to improved collection experience rates and a reduction in actual billing adjustments.

Our allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the age of each invoice on the accounts receivable aging, each customer’s expected ability to pay and our collection history with each customer. We review invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage, based on historical collection trends, to the outstanding accounts receivable balance as well as specifically identified accounts that are deemed uncollectible.

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

Impairment Assessments of Goodwill, Identifiable Purchased Intangibles and Long-Lived Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

We evaluate our goodwill, identifiable intangible assets, and other long-lived assets for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable for our single reporting unit. Factors we consider important which could trigger an impairment review include the following:

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

Stock-Based Compensation

We issue stock options to our employees and outside directors and provide our employees the right to purchase common stock under employee stock purchase plans. Since October 1, 2005, we account for stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. In determining this disclosure, the value of an option is estimated using the Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and a change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options or issue of stock under employee stock purchase plans. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

The uncertainties which could affect the realization of our deferred tax assets include various factors as described in the risk factors section including the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized. As of September 30, 2005, we had a material weakness in our internal controls over financial reporting that existed as of September 30, 2005 with respect to our accounting for income taxes. The Company has taken steps to ensure that this material weakness was remediated by implementing enhanced control processes over accounting for income taxes including retaining third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of our income tax provision and deferred tax assets and liabilities.

We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax returns are fully supportable. We adjust these reserves, as well as related interest, in light of changing circumstances such as the progress of tax exams. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe that our tax positions comply with applicable tax laws and that we have adequately provided for known material tax contingencies; however, due to the inherent complexity and uncertainty relating to tax matters, including the likelihood and potential outcome of any tax audits, a risk exists that losses may exceed our provision.

Results of Operations

The following table sets forth, as a percentage of total revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this Form 10-Q. The operating results are not necessarily indicative of the results for any future period.

	Three months ended December 31,
	2005	2004
Revenue:
Subscription services	71.6%	73.8%
Professional services	28.4	26.2

Total revenue	100.0	100.0
Expenses:
Costs of subscription services	10.6	9.9
Costs of professional services	17.8	17.9
Research and development	14.5	14.4
Sales and marketing	24.6	26.1
Operations	12.0	11.5
General and administrative	16.1	13.2
Excess occupancy costs	0.0	1.0
Amortization of identifiable intangible assets	2.9	4.9

Total expenses	98.5	98.9

Income from operations	1.5	1.1
Interest income, net	8.1	5.2

Net income before provision for income taxes	9.6	6.3
Provision for income taxes	(5.3)	(0.4)

Net income	4.3%	5.9%

Comparison of Quarters Ended December 31, 2005 and 2004

Revenue

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
Subscription services	$9,820	$10,023	(2)%
Professional services	3,896	3,565	9%

Total revenue	$13,716	$13,588	1%

Subscription Services. Revenue from subscription services decreased $203,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The decrease in subscription services revenue, as listed in descending order of impact, was mainly attributable to a decrease in our Web Site Perspective, our Wireless Perspective, our WebEffective, and our Enterprise Solutions services, offset by an increase in our Transaction Perspective and Application Perspective services. At the end of December 31, 2005, we measured for revenue 9,576 URLs and 6,745 internet-connected devices. At the end of December 31, 2004, we measured for revenue 8,661 page measurements or URLs, and 7,451 internet-connected devices.

Professional Services. Revenue from professional services increased $331,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The increase in professional services revenue was primarily due to increased contribution from our Load Testing and Enterprise Solutions services. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, consulting and support services revenue are less predictable than subscription services revenue and may vary from period to period.

In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Service Level Management (“SLM”) and Customer Experience Management (“CEM”). The following table identifies which services are categorized as SLM and CEM revenue and where they are recorded in our condensed consolidated statements of operations listed in alphabetical order:

	Subscription Services	Professional Services
Service Level Management:

Application Perspective Private Edition	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
NetMechanic	X
Network Perspective	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Website Perspective	X
Wireless Perspective & Wireless Perspective Network Edition	X
VoIP Perspective	X

Customer Experience Management:

WebEffective	X	X
WebExcellence	X	X

The following table summarizes SLM and CEM revenue:

	2005	2004	% change
	(In thousands)
For the three months ended December 31:
SLM Subscriptions	$9,321	$9,428	(1)%
SLM Engagements	1,127	822	37

Total SLM revenue	$10,448	$10,250	2

CEM Subscriptions	$499	$595	(16)%
CEM Engagements	2,769	2,743	1

Total CEM revenue	$3,268	$3,338	(2)

Total revenue	$13,716	$13,588	1%

SLM revenue increased by $198,000 for the three months ended December 31, 2005 compared to three months ended December 31, 2004. SLM revenue represented 76% and 75% of total revenue for the three months ended December 31, 2005 and 2004, respectively. The increase in SLM revenue was mainly attributable to increased contribution from our Load Testing and Enterprise Solution services.

CEM revenue decreased by $70,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. CEM revenue represented 24% and 25% of total revenue for the three months ended December 31, 2005 and 2004, respectively. The decrease in CEM revenue was mainly attributable to decreased subscription renewals to our WebEffective technology.

For the three months ended December 31, 2005 and 2004, no single customer accounted for more than 10% of total revenue. As of December 31, 2005, one customer accounted for 12% of the Company’s total accounts receivable of which 100% of this customer’s balance was subsequently received. International sales were approximately 10% and 6% of our total revenue for the three months ended December 31, 2005 and 2004, respectively.

Expenses:

Costs of Subscription and Professional Services

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
Costs of subscription services	$1,459	$1,351	8%
Costs of professional services	$2,445	$2,428	1%

Costs of Subscription Services. Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services increased $108,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 and represented 15% and 14% of subscription services revenue for the three months ended December 31, 2005 and 2004, respectively. The increases were primarily due to increased depreciation, equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers.

Costs of Professional Services. Costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting costs to deliver our professional services revenue, panel and reward costs associated with our WebExcellence services, all load-testing bandwidth costs and related network infrastructure costs. Costs of professional services remained relatively unchanged for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, and represented 63% and 68% of professional services revenue for the three months ended December 31, 2005 and 2004, respectively. The increase in costs of professional services for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 was primarily due to an increase in stock-based compensation expense due to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) on October 1, 2005 and additional personnel costs associated with our acquisition of GomezPro in December 2005. The increases in expense was partially offset by a reduction in expense due to the resolution of our property tax returns for the years 2002 through 2004.

Research and Development

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
Research and development	$1,989	$1,962	1%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased slightly by $27,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The increase in research and development expenses was mainly attributable to an increase in stock-based compensation expense due to the adoption of SFAS No. 123R on October 1, 2005. This increase in expense was partially offset by a reduction in expense attributable to lower personnel costs and the resolution of our property tax returns for the years 2002 through 2004. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the second quarter of fiscal 2006 will remain comparable to those of the first quarter of fiscal 2006.

Sales and Marketing

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
Sales and marketing	$3,369	$3,548	(5)%

Sales and marketing expenses consist primarily of salaries, stock-based compensation, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased $179,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The decrease was mainly attributable to the Keynote’s annual Global Internet Performance Conference (“GIPC”) that was held in October 2004 that did not recur in the three months ended December 31, 2005. Rather than hosting this annual conference, we will be hosting several regional conferences throughout the remainder of fiscal 2006. The decrease in sales and marketing expense was also attributable to lower personnel costs and the resolution of our property tax returns for the years 2002 through 2004. These decreases were offset by an increase in stock-based compensation due to the adoption of SFAS No. 123R on October 1, 2005. We believe that sales and marketing expenses in absolute dollars for the second quarter of fiscal 2006 will increase compared to the first quarter of fiscal 2006 due to additional investment in our sales and marketing efforts.

Operations

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
Operations	$1,647	$1,565	5%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $82,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The increase in operations expenses was primarily attributable to an increase in stock-based compensation due to the adoption of SFAS No. 123R on October 1, 2005, offset by a reduction in expense due to refunds related to the resolution of our personal property tax returns for the years 2002 through 2004. We believe that operations expenses in absolute dollars for the second quarter of fiscal 2006 will increase slightly compared to the first quarter of fiscal 2006 due to additional personnel costs.

General and Administrative

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
General and administrative	$2,209	$1,793	23%

General and administrative expenses consist primarily of salaries and related expenses including stock-based compensation, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $416,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The increase in our general and administrative expenses was primarily attributable to increased costs for corporate governance and compliance requirements and audit work related to fiscal 2005 where such services were performed in the three months ended December 31, 2005 and, to a lesser extent, an increase in stock-based compensation due to the adoption of SFAS No. 123R on October 1, 2005, offset by a reduction in expense due to the resolution of our property tax returns for the years 2002 through 2004. We believe that general and administrative expenses for the second quarter of fiscal 2006 will decrease as compared to the first quarter of fiscal 2006 due to the completion of our audit and compliance work related to fiscal 2005 in the first quarter of fiscal 2006.

Excess Occupancy Costs

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
Excess occupancy costs	$(10)	$134	(107)%

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters’ building, such as property taxes, insurance, and depreciation. These particular expenses are reduced by the rental income from the leasing of our space in our headquarters building. The costs are based on the actual unoccupied square footage, which was 60% of the total rentable square footage of the headquarters’ building for both the three months ended December 31, 2005 and 2004. The decrease in expenses was primarily due to a $119,000 increase in tenant income due to the leasing of additional space and a $42,000 net decrease in expense due to the resolution of our property tax returns for the years 2002 through 2004. We expect the unoccupied portion of our headquarters building for the second quarter of fiscal 2006 will remain comparable to the first quarter of fiscal 2006.

Amortization of Identifiable Intangible Assets

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
Amortization of identifiable intangible assets	$397	$664	(40)%

Amortization of identifiable intangible assets decreased by $267,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 primarily due to certain intangibles becoming fully amortized in the second half of fiscal 2005.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

At December 31, 2005, we had a remaining balance of approximately $3.8 million of identifiable intangible assets that are being amortized over a three or four-year expected life. We expect the amortization of identifiable intangible assets to be approximately $418,000 for the second quarter of fiscal 2006, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of December 31, 2005, as listed in the table below, will be fully amortized by November 2010 (in thousands):

	Technology Based	Customer Based	Total
Net carrying value at December 31, 2005	$2,446	$1,397	3,843

Interest Income and Interest and Other Expenses

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
Interest income, interest and other expenses, net	$1,108	$703	58%

Interest income and interest and other expenses, net increased $405,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The increase in interest income and interest and other expenses, net, was primarily attributable to increased investment yields resulting from higher market interest rates earned on invested cash. Substantially all of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. We expect that interest income, and interest and other expense, net, for the second quarter of fiscal 2006 will be approximately $1.0 million, absent any additional transactions, and assuming no material changes in interest rates.

Provision for Income Taxes

	2005	2004	% Change
	(In thousands)
For the three months ended December 31:
Provision for income taxes	$732	$55	1,231%

For the three months ended December 30, 2005, we recorded a provision of $732,000. Our effective tax rate for the quarter ended December 31, 2005 was approximately 55.5%. We expect the cash paid for income taxes will constitute approximately 7.0% of income before provision for income taxes.

For the three months ended December 31, 2004, we recorded a tax provision of approximately $55,000. Our effective tax rate for the quarter ended December 31, 2004 was approximately 6.5%.

The increase in the effective tax rate was primarily due to two factors: 1) deferred income tax expense was included in the tax rate for the three months ended December 31, 2005 but was not included in the tax rate for the three months ended December 31, 2004 since we had a full valuation allowance as of December 31, 2004; and 2) the stock-based compensation charges under SFAS No. 123R associated with incentive stock options which was not recognized for tax provision purposes. Significant management judgment is involved in determining the extent to which a valuation allowance is necessary. In the three months ended December 31, 2004, it was management’s judgment that a full valuation allowance was required against the deferred tax assets due to the uncertainties in projecting future taxable income at that time; however, as of the year ended September 30, 2005, the projected sources of taxable income appeared to be sufficient to eliminate a portion of the valuation allowance, and the valuation allowance did not change for the three months ended December 31, 2005. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be reduced further, which would reduce the effective tax rate, or would be increased, which would increase the effective tax rate. Any such changes in the valuation allowance could have a material effect on the effective tax rate. SFAS No. 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options, which have no associated tax benefit to us. In a future period it is possible that a tax benefit would be realized with respect to these options, at which time the tax rate may be reduced as a result.

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

Stock-based Compensation Expense

On October 1, 2005, we adopted SFAS No. 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock-options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under SFAS No. 123R for the three months ended December 31, 2005, which was allocated as follows (in thousands):

Three months ended December 31, 2005
Costs of professional services	$121

Stock-based compensation cost of sales	121

Research and development	186
Sales and marketing	246
Operations	150
General and administrative	93

Stock-based compensation expense included in operating expenses	675

Stock-based compensation expense related to employee stock options and employee stock purchases	$796

Liquidity and Capital Resources

	As of December 31, 2005	As of September 30, 2005
	(In thousands)
Cash, cash equivalents and short-term investments	$134,667	$133,803
Accounts receivable, net	$7,087	$6,387
Working capital	$127,442	$127,335
Days sales in accounts receivable (DSO) (a)	48	44

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

	2005	2004
	(In thousands)
For the three months ended December 31:
Cash provided by operating activities	$3,717	$2,773
Cash provided by (used in) investing activities	$(3,283)	$4,833
Cash provided by financing activities	$283	$891

Cash, cash equivalents and short-term investments

As of December 31, 2005, we had approximately $47.7 million in cash and cash equivalents and approximately $87.0 million in short-term investments, for a total of approximately $134.7 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better. The increase in cash, cash equivalents and short-term investments for the three months ended December 31, 2005 was primarily due to approximately $3.7 million from cash flow from operating activities and approximately $283,000 from cash flow from financing activities. The largest uses of cash from investing activities during the three months ended December 31, 2005 were payments related to our acquisitions of approximately $2.5 million, the purchases of property and equipment of $549,000 and $214,000 for the net purchases of short-term investments.

Cash provided by operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

For the three months ended December 31, 2005, net cash provided by operating activities was approximately $3.7 million which was mainly due to net income, excluding all non-cash amortization and depreciation charges, an increase of accounts payable and accrued expenses of $907,000, and a decrease in prepaids and other assets of $396,000, partially offset by an increase in accounts receivable of $775,000 and a decrease in non-acquisition related deferred revenue of $334,000. The increase in accounts receivable was mainly attributable to higher DSO for the period. The increase in accounts payable and accrued expenses was mainly attributable to an increased spending in legal and audit services related to regulatory compliance and acquisitions and the timing of when payments are made. The decrease in non-acquisition related deferred revenue was mainly attributable to fewer renewals on expiring Perspective measurements. The decrease in prepaids and other assets was mainly attributable to lower spending on prepaid maintenance and to the amortization of insurance premiums, property tax and sales club related prepaids, and a decrease in capitalized labor costs related to CEM engagement projects.

Cash used in investing activities

The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of investments. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the three months ended December 31, 2005, net cash used in our investing activities was approximately $3.3 million. We utilized approximately $2.5 million, mainly for the acquisition of the GomezPro business in December 2005. We also utilized $549,000 to purchase property and equipment, primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have leased in our headquarters building. We also utilized $214,000 for the net purchases of short-term investments.

Cash provided by financing activities

The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in October 2005. From the inception of the stock repurchase program in January 2001 to December 31, 2005, a total of approximately12.4 million shares have been repurchased in the open market for approximately $114.4 million. At December 31, 2005, approximately $15.6 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. Cash flow from operations and existing cash balances were used to repurchase our common stock.

For the three months ended December 31, 2005, net cash provided by our financing activities was $283,000. We received approximately $1.8 million from the issuance of common stock, associated with our employee stock option plan.

Commitments

As of December 31, 2005, our principal commitments consisted of approximately $3.0 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to twelve months to 121 bandwidth and collocation providers amounting to $627,000 in the aggregate for 106 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million related to our operations and headquarters building for the second quarter of fiscal 2006, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of December 31, 2005 (in thousands):

	Total	Less than 1 year	2 –3 years	4 –5 years	More than 5 years
Contractual Obligations Leases	$2,901	$480	$587	$519	$1,315
Commercial Commitments Bandwidth and Collocation	59	40	19	—	—

Total	$2,960	$520	$606	$519	$1,315

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

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement—An Amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although we will continually evaluate its accounting policies, we do not currently believe adoption will have a material impact on our results of operations, cash flows or financial position.

In November 2005, the FASB issued Staff Position (“FSP”) FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. Although we will continue to evaluate the application of FSP Nos. FAS 115-1 and FAS 124-1, we do not currently believe adoption will have a material impact on our results of operations or financial position.

In November 2005, the FASB issued FSP FAS No. 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123R, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. This FSP became effective in November 2005. We will continue to evaluate the impact that the adoption of this FSP could have on our financial statements as we have until one year from the later of the initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate the available transition alternatives and make a one-time election.

Item 3. Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of December 31, 2005, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $450,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies as of December 31, 2005. We do not enter into derivative transactions for trading or speculative purposes.

Item 4. Controls and Procedures

(a) Changes in Internal Controls

Except as noted in this item, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2005, we had a material weakness in our internal controls over financial reporting that existed as of September 30, 2005 with respect to our accounting for income taxes. The Company has taken steps to ensure that this material weakness was remediated by implementing enhanced control processes over accounting for income taxes including retaining a third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of our income tax provision and deferred tax assets and liabilities.

(b) Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against Keynote, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including our’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants were dismissed from the case, without any payments by us. The settlement was preliminarily approved and awaits final approval by the Court. No amount was accrued as December 31, 2005 and September 30, 2005, as management anticipates that it will be dismissed from the case as a result of the settlement.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

We have incurred in the past and may in the future continue to incur losses, and we may not sustain profitability.

Although we have been profitable since the fourth quarter of fiscal 2003, we may not be able to sustain operating profitability in the future. As of December 31, 2005, we had an accumulated deficit of approximately $129.5 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2005, we had approximately $3.8 million of net identifiable intangible assets and approximately $23.6 million of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. We also experienced increased expenses due to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) in the first quarter of fiscal 2006. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

Changes in accounting rules will affect our future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the Securities and Exchange Commission (“SEC”), who interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on our results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which resulted in additional operating expenses of $796,000 in our first quarter of fiscal 2006.

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

Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	The rate of new and renewed subscriptions to our services during the quarter;

•	The amount of expenses for share-based payments;

•	The amount and timing of any reductions by our customers in their usage of our services during the quarter;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger enterprise customers;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

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

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture, Webside Story and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless SLM services from companies such as Argogroup, Casabyte, Agilent and MobilComplete.

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

Our ten largest customers accounted for approximately 34% of our total revenue for both the three months ended December 31, 2005 and 2004, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

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

We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. In fiscal 2005, we experienced three changes in executive management. In addition, our Chief Financial Officer departed the Company in January 2006. Although we, and a number of other technology companies, have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.

If the market does not accept our professional services, our results of operations could be harmed.

Professional services revenue represented approximately 28% and 26% of total revenue for the three months ended December 31, 2005 and 2004, respectively. Although our professional services revenue has increased recently, we cannot assure you that this trend will continue. In the past, the cost of professional services has, at times, exceeded our professional services revenue. We will also need to successfully market these services in order to increase consulting revenue. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter.

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

Because our business is based on providing SLM and CEM services, the Internet must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

•	security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

•	inconsistent quality of service, including well-publicized outages of popular Web sites;

•	lack of availability of cost-effective, high-speed services;

•	delay in the development or adoption of new standards;

•	inability to integrate business applications with the Internet;

•	the need to operate with multiple and frequently incompatible products; and

Our network infrastructure could be disrupted by a number of different occurrences, which could impair our ability to serve and retain existing customers or attract new customers.

All data collected from our measurement computers are stored in and distributed from our operations center, which we maintain at a single location. We maintain a backup operations center in Plano, Texas. Our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. Although we have a generator to provide our own source of long-term uninterruptible power, if we experience power outages at our operations center, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our services to our customers on a timely basis. Although we believe our main operations are redundant between our San Mateo and Plano, Texas datacenters, an outage at either center could lead to service interruptions. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events.

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

We believe we must expand the sales of our services outside the United States. Although we completed our first international acquisition in February 2005, to date, we have little experience with direct sales outside the United States, and we may not succeed in these efforts. International sales were approximately 10% and 6% of our total revenue for the three months ended December 31, 2005 and 2004, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

We currently do not occupy or lease approximately 60% of our headquarters building in San Mateo, California. Since we have purchased this space, we have only been able to lease a modest amount of this excess space. We may be unable to lease all or a part of the available space, and if it is leased, we may not receive sufficiently high rental rates to cover our building operating costs. In addition, we have previously incurred a charge for the write-down of the building, and, if the real estate market continues to deteriorate, we may incur charges for future write-downs. Any such charge could harm our results of operations.

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

One or more material weaknesses in our internal controls over financial reporting could occur or be identified in the future. For example, as set forth in Item 9A of our Form 10-K for the fiscal year ended September 30, 2005, we had a material weakness in our internal controls over financial reporting that existed as of September 30, 2005 with respect to our accounting for income taxes. In addition, because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of the effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligation and there could be a material adverse effect on the price of our securities.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Changes in Securities and Use of Proceeds

Not applicable.

(b) Issuer Purchases of Equity Securities

Common stock repurchases in the first quarter of fiscal year 2006 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Cumulative Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands)
October 1, 2005 to October 31, 2005	121,716	$13.03	2,000,000	$15,600
November 1, 2005 to November 30, 2005	—	—	2,000,000	15,600
December 1, 2005 to December 31, 2005	—	—	2,000,000	15,600

	121,716	$13.03	2,000,000	$15,600

1)	Our Board of Directors approved a program to repurchase shares of our common stock in January 2001. On January 27, 2005, we entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for us, in accordance with Rule 10b-18 of the Exchange Act, up to 2 million shares of our common stock, representing approximately 10% of our outstanding common stock, over a period of twelve months. As of December 31, 2005, the Company had repurchased all 2 million shares under this Trading Plan. Pursuant to the stock repurchase program, a total of approximately 12.4 million shares had been repurchased as of December 31, 2005, for approximately $114.4 million. As of December 31, 2005, we had remaining authorization to repurchase up to approximately $15.6 million of our common stock pursuant to this stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2005.

Item 5. Other Information

(a) As of January 1, 2006, Andrew Hamer became the Chief Financial Officer of the Company.

On February 3, 2006, Keynote Systems, Inc., a Delaware corporation (“Keynote”), entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for Keynote, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares of Keynote’s common stock, representing approximately 5% of Keynote’s outstanding common stock less treasury shares. Repurchases under the plan are scheduled to terminate as late as October 2006.

(b) Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.1	Promotion Agreement dated December 21, 2005 between Keynote Systems, Inc. and Andrew Hamer*					X

10.2	Addendum to Stock Option Agreement dated January 1, 2006 between Keynote Systems, Inc. and Andrew Hamer*					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.
**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 14th day of February 2006.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANDREW HAMER
Andrew Hamer
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)