Form 10-Q
period 2006-03-31
KEYNOTE SYSTEMS INC
filed 2006-05-10
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐                 Accelerated filer ☒                  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 9, 2006

Common Stock, $.001 par value	19,102,260

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$70,042	$46,934
Short-term investments	67,247	86,869

Total cash, cash equivalents, and short-term investments	137,289	133,803
Accounts receivable, less allowance for doubtful accounts and billing adjustment of $392 and
$534 as of March 31, 2006 and September 30, 2005, respectively	6,283	6,387
Prepaid and other current assets	2,567	2,623
Deferred tax assets	367	405

Total current assets	146,506	143,218
Property and equipment, net	34,237	34,669
Goodwill	23,565	21,186
Identifiable intangible assets, net	3,426	3,760
Deferred tax assets	6,142	6,995

Total assets	$213,876	$209,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,566	$538
Accrued expenses	7,696	9,088
Current portion of capital lease obligation	32	40
Deferred revenue	7,133	6,217

Total current liabilities	16,427	15,883
Long term portion of capital lease obligation	15	27

Total liabilities	16,442	15,910

Commitments and contingencies - see Note 10
Stockholders’ equity:
Common stock	19	20
Treasury stock	(1,582)	(11,037)
Additional paid-in capital	328,810	335,350
Accumulated deficit	(129,611)	(130,044)
Accumulated other comprehensive loss	(202)	(371)

Total stockholders’ equity	197,434	193,918

Total liabilities and stockholders’ equity	$213,876	$209,828

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Revenue:
Subscription services	$9,947	$9,652	$19,767	$19,675
Professional services	2,792	3,513	6,688	7,078

Total revenue	12,739	13,165	26,455	26,753

Costs and Expenses:
Costs of subscription services	1,552	1,309	3,011	2,660
Costs of professional services	2,210	2,440	4,655	4,868
Research and development	2,091	2,074	4,080	4,036
Sales and marketing	4,020	2,987	7,389	6,535
Operations	1,847	1,440	3,494	3,005
General and administrative	1,702	1,841	3,911	3,634
Excess occupancy costs	(40)	114	(50)	248
Amortization of identifiable intangible assets	418	677	815	1,341

Total expenses*	13,800	12,882	27,305	26,327

Income (loss) from operations	(1,061)	283	(850)	426
Interest income and other, net	1,280	783	2,388	1,486

Income before provision for income taxes	219	1,066	1,538	1,912
Provision for income taxes	373	69	1,105	124

Net income (loss)	$(154)	$997	$433	$1,788

Net income (loss) per share:
Basic	$(0.01)	$0.05	$0.02	$0.09
Diluted	$(0.01)	$0.05	$0.02	$0.08
Shares used in computing basic and diluted net income (loss) per share:
Basic	18,902	20,096	18,812	19,979
Diluted	18,902	21,214	19,762	21,276
_______ * Stock based compensation by category:

Costs of professional services	$161	$—	$282	$—
Research and development	215	—	401	—
Sales and marketing	255	—	501	—
Operations	183	—	333	—
General and administrative	94	—	187	—

	$908	$—	$1,704	$—

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$433	$1,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,824	1,594
Stock-based compensation	1,704	—
Charges to bad debt and billing adjustment reserves	116	223
Amortization of debt investment premium	265	1,793
Amortization of identifiable intangible assets	815	1,341
Deferred tax assets	891	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(4)	(1,710)
Prepaids and other current assets	81	233
Accounts payable and accrued expenses	(468)	(299)
Deferred revenue	789	(352)

Net cash provided by operating activities	6,446	4,611

Cash flows from investing activities:
Purchases of property, equipment and software	(1,392)	(1,436)
Purchase of businesses and assets, net	(2,662)	(681)
Effect of exchange rate fluctuations on cash and cash equivalents	20	22
Sale of short-term investments	68,851	70,520
Purchases of short-term investments	(49,345)	(59,327)

Net cash provided by investing activities	15,472	9,098

Cash flows from financing activities:
Payment of capital leases	(20)	(20)
Proceeds from issuance of common stock and exercise of stock options	2,796	3,620
Repurchase of outstanding common stock	(1,586)	(2,321)
Final payment associated with prior year tender offers	—	(400)

Net cash provided by financing activities	1,190	879

Net increase in cash and cash equivalents	23,108	14,588
Cash and cash equivalents at beginning of the period	46,934	9,932

Cash and cash equivalents at end of the period	$70,042	$24,520

Cash paid during the period for income taxes, net	$92	$87

Retirement of treasury stock	$11,037	$—

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the results of operations and cash flows for the interim periods ended March 31, 2006 and 2005.

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

The Company reclassified a portion of WebEffective services from subscription services revenue to professional services revenue for the three and six months ended March 31, 2005 on the Consolidated Statements of Operations to conform to the current year presentation.

Excess occupancy costs are fixed costs associated with the portion of the Company’s headquarters’ building not occupied by the Company, such as property taxes, insurance and depreciation. These particular costs, which are reduced by any rental income from the sublease of space in its headquarters building, represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual square footage, which was determined to be approximately 60% of the total rentable square footage of the headquarters’ building during the three months ended March 31, 2006 and 2005. These particular costs are reduced by the rental income from the leasing of space not occupied by the Company in our headquarters building. Rental income was approximately $231,000 and $142,000 for the three months ended March 31, 2006 and 2005, respectively. Rental income was approximately $490,000 and $282,000 for the six months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the Company had leased space with ten tenants of which eight had noncancellable operating leases, which expire on various dates through March 2014. As of March 31, 2006, future minimum rents receivable under the leases, are as follows (in thousands):

Twelve Months Ended March 31:
2007	$1,050
2008	1,058
2009	917
2010	497
2011	142
Thereafter	308

Total future minimum rents receivable	$3,972

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a) Change in Accounting Principle

Effective October 1, 2005, the Company adopted the Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

With the adoption of SFAS 123R, the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on a straight-line basis. The fair value of the stock awards is measured based on the fair market value of the underlying common stock as of the date of grant. For awards granted prior to October 1, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based awards to employees. The Company applied the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense.

(b) Summary of Plans

As of March 31, 2006, the Company was authorized to issue up to approximately 9.9 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of March 31, 2006, options to purchase approximately 6.5 million shares were outstanding under the Incentive Plan, and approximately 2.4 million shares were available for future issuance under the Incentive Plan.

As of March 31, 2006, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of March 31, 2006, approximately 674,000 shares had been issued under the Purchase Plan, and approximately 749,000 shares had been reserved for future issuance.

(c) Summary of Assumptions and Activity

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The exercise price of the options granted is equal to the fair market value of the Company’s common stock on the date of grant. Expected volatilities are based on the historical volatility of the Company's common stock. The expected term of options granted is derived from a risk-adjusted single-exercise factor lattice model. The estimated forfeiture rate of 25% is derived from historical pre-vest termination rates and is used in determining compensation expense. The risk-free rate for the expected term of the option is based on the average yield to maturity of treasury bills and bonds as reported by the Federal Reserve bank of St. Louis in effect at the time of grant.

Weighted-average assumptions for options granted and stock purchases under the equity incentive plans for the three and six months ended March 31, 2006 and 2005, respectively, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005*	2006	2005*
Volatility-stock options	31.9%	33.6%	31.9%	33.6%
Volatility-stock purchases	30%	33.0%	28%	33.0%
Risk-free interest rates-stock options	4.6%	3.5%	4.5%	3.2%
Risk-free interest rates-stock purchases	3.7%	1.7%	3.7%	1.7%
Expected life (in years)-stock options	3.56	2.5	3.33	2.5
Expected life (in years)-stock purchases	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—

*	The assumptions used in the three and six months ended March 31, 2005 were used to calculate pro forma net income (loss) and net income (loss) per share as disclosed in Note 1(d) “Pro-Forma Disclosure for Three and Six Months ended March 31, 2005” per SFAS No. 123.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

A summary of option activity as of December 31, 2005 and March 31, 2006, and changes during the quarters then ended, is presented below (in thousands except per share and term amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2005	6,236	$13.42
Granted	105	13.13
Exercised	(222)	7.98
Forfeited, canceled or expired	(124)	11.94

Outstanding at December 31, 2005	5,995	$13.65	7.3	$14,320
Granted	858	11.75
Exercised	(69)	9.15
Forfeited, canceled or expired	(245)	12.14

Outstanding at March 31, 2006	6,539	$13.50	7.3	$8,662
Exercisable at March 31, 2006	3,445	$14.84	5.6	$8,292

The weighted average grant-date fair value of options granted during the quarters ended December 31, 2005 and March 31, 2006 was $3.63 per share and $3.57 per share, respectively. The aggregate intrinsic value of options exercised during the quarters ended December 31, 2005 and March 31, 2006 was approximately $1.1 million and $156,000, respectively. The total grant-date fair value of options vested during the quarters ended December 31, 2005 and March 31, 2006 was $653,000 and $623,000, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the status of the Company's unvested stock options as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below (in thousands except per share amounts):

	Shares	Weighted Average Grant-Date Fair Value
Stock option awards:
Nonvested balance at October 1, 2005	2,886	$2.99
Stock options granted	105	3.63
Vested	(221)	2.95
Forfeited	(116)	3.00

Nonvested balance at December 31, 2005	2,654	$3.01
Stock options granted	858	3.57
Vested	(188)	3.15
Forfeited	(230)	3.02

Nonvested balance at March 31, 2006	3,094	$3.15

As of March 31, 2006, there was $9.3 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next 5 fiscal years (or a weighted average period of 3.2 years).

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(d) Pro-Forma Disclosure for Three and Six Months ended March 31, 2005

If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock compensation expense for the three and six months ended March 31, 2005 the pro-forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income, as reported:	$997	$1,788
Less: Stock-based compensation expense determined using the fair value method for all awards, zero tax effect*	(751)	(2,057)

Pro forma net income (loss)	$246	$(269)

Basic net income (loss) per share:
Basic - as reported	$0.05	$0.09
Basic - pro forma	$0.01	$(0.01)
Diluted - as reported	$0.05	$0.08
Diluted - pro forma	$0.01	$(0.01)

*	No tax effects were included in the determination of pro forma net income (loss) because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets.

(2) Revenue Recognition

Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to the Company's service level management, mobile, and customer experience management services. Professional services revenue consists of fees generated by the Company's professional services. Revenue related to the use of our WebEffective and WebExcellence services is accounted for as either subscription services revenue or professional services revenue depending upon the contracted use.

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

Subscription and professional services revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement. The Company considers a customer signed quote, contract, or equivalent document to be evidence of an arrangement.

•	Delivery. For subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. The Company's subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. If milestones are not included in the project, delivery is based on labor hours incurred as a percentage of total estimated labor hours.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Subscription Services Revenue: For customers that pay in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers billed in arrears, subscription services revenue is invoiced monthly upon completion of the services. If a customer purchases a subscription to the Company's WebEffective and WebExcellence services, revenue is recognized ratably over the subscription period, commencing on the day service is first provided, and recorded as subscription services revenue.

Professional Services Revenue: Professional services revenue consists of fees generated by the Company's professional services, and is recognized as the services are performed, typically over a period of one to three months. For professional service projects that span one month or less, the Company recognizes revenue once the project is complete. For professional service projects that contain milestones, the Company recognizes revenue once the services or milestones have been delivered. For those professional service projects that do not have milestones, the Company recognizes revenue as services are proportionally performed, based on labor hours incurred as a percentage of total estimated hours. Payment occurs either up front or over time.

On limited occasions, the Company enters into arrangements with multiple elements, which include both subscription and professional service revenue. For these arrangements, the Company recognizes revenue in accordance with EITF 00-21 and allocates and defers revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. The Company determines fair value of the undelivered elements based on historical evidence of its stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items, then the entire arrangement fee is recognized ratably over the applicable performance period.

(3)	Comprehensive Income

Comprehensive income includes net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders' equity. The Company has subsidiaries located in France, United Kingdom and Canada. The functional currency of the Company's foreign operations is the applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive loss account in stockholders' equity. Revenue and expenses are translated at average exchange rates in effect during the period. Gains and losses from foreign currency transactions are reflected in interest and other expenses in the condensed consolidated statements of operations as incurred. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income (loss)	$(154)	$997	$433	$1,788
Net unrealized gain (loss) on available-for-sale investments	47	(129)	149	(374)
Foreign currency translation (loss) gain	42	(16)	20	22

Comprehensive income (loss)	$(65)	$852	$602	$1,436

The tax effect on the foreign currency translation gain is immaterial.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(4)	Financial Instruments and Concentration of Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, and capital lease obligations, approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

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

As of March 31, 2006, one customer accounted for 15% of the Company’s total accounts receivable. At March 31, 2005, no single customer accounted for more than 10% of the Company’s total accounts receivable. For the three and six months ended March 31, 2006, one customer accounted for more than 10% of the Company’s total revenue during each period. For the three and six months ended March 31, 2005, no single customer accounted for more than 10% of the Company’s total revenue during each period. For the three months ended March 31, 2006 and 2005, the ten largest customers accounted for approximately 33% and 37% of total revenue, respectively. For the six months ended March 31, 2006 and 2005, the ten largest customers accounted for approximately 33% and 35% of total revenue, respectively.

(5)	Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less to be cash equivalents. The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the three or six months ended March 31, 2006.

The following table summarizes the Company's cash and cash equivalents as of March 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Cash	$38,233	$—	$—	$38,233
Commercial paper	18,158	4	—	18,162
Money market mutual funds	1,636	—	—	1,636
Other money market securities	12,011	—	—	12,011

Total	$70,038	$4	$—	$70,042

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of March 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
State government agency securities	$16,899	$—	$—	$16,899
FNMA and FHLMC securities	8,074	—	(34)	8,040
Other U.S. government agency securities	8,068	—	(36)	8,032
Corporate bonds and commercial paper	34,526	—	(250)	34,276

Total	$67,567	$—	$(320)	$67,247

The following table summarizes the maturities of fixed maturity short-term investments available for sale as of March 31, 2006 (in thousands). Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
Year ending March 31,
2007	$47,464	$47,313
2008	20,103	19,934

Total	$67,567	$67,247

(6)	Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill during the six months ended March 31, 2006 (in thousands):

Balance at September 30, 2005	$21,186
Additional goodwill for acquisition of the GomezPro business of Watchfire Corporation (Note 8)	2,379

Balance at March 31, 2006	$23,565

Identifiable intangible assets amounted to approximately $3.4 million (net of accumulated amortization of approximately $15.0 million) at March 31, 2006, and approximately $3.8 million (net of accumulated amortization of approximately $14.2 million) at September 30, 2005. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology Based	Customer Based	Trademark	Total
As of March 31, 2006:
Gross carrying value	$11,965	$6,203	$250	$18,418
Accumulated amortization	(9,766)	(4,976)	(250)	(14,992)

Net carrying value at March 31, 2006	$2,199	$1,227	$—	$3,426

As of September 30, 2005:
Gross carrying value	$11,623	$6,064	$250	$17,937
Accumulated amortization	(9,263)	(4,664)	(250)	(14,177)

Net carrying value at September 30, 2005	$2,360	$1,400	$—	$3,760

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Amortization expense for the three months ended March 31, 2006 and 2005 was $418,000 and $677,000, respectively. Amortization expense for the six months ended March 31, 2006 and 2005 was $815,000 and $1,341,000, respectively. Assuming no additional acquisitions or impairment charges, the amortization expense for existing identifiable intangible assets as of March 31, 2006 is estimated to be approximately $801,000 for the remainder of fiscal 2006, $1.3 million for fiscal 2007, $1.2 million for fiscal 2008, $104,000 in fiscal 2009, and $16,000 in fiscal 2010.

(7)	Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock, summarized below. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(154)	$997	$433	$1,788
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	18,902	20,096	18,812	19,979
Incremental common shares attributable to shares issuable under stock option plans less reduction in shares for average unrecognized compensation costs	—	1,118	950	1,297

Denominator for diluted net income (loss) per share—weighted average shares	18,902	21,214	19,762	21,276

Basic net income (loss) per share	$(0.01)	$0.05	$0.02	$0.09
Diluted net income (loss) per share	$(0.01)	$0.05	$0.02	$0.08

Potential shares of common stock that have been excluded from the computation of diluted net income (loss) per share because the effect would have been antidilutive were 3.1 million and 1.7 million shares subject to outstanding stock options for the three months ended March 31, 2006 and 2005, respectively. Potential shares of common stock that have been excluded from the computation of diluted net income (loss) per share because the effect would have been antidilutive were 1.6 million and 1.5 million shares subject to outstanding stock options for the six months ended March 31, 2006 and 2005, respectively. The weighted-average exercise price of excluded outstanding stock options was $18.51 and $24.93 for the three months ended March 31, 2006 and 2005, respectively. The weighted-average exercise price of excluded outstanding stock options was $24.40 and $25.90 for the six months ended March 31, 2006 and 2005, respectively.

(8)	Acquisitions

On November 30, 2005, the Company acquired the GomezPro business of Watchfire Corporation, a consultative e-business financial performance provider, for a purchase price of approximately $2.5 million plus direct transaction costs of $128,000. Pursuant to the Asset Purchase Agreement, the initial cash purchase price of $2.5 million was reduced by approximately $51,000 which represented the preliminary difference between the total assets and liabilities of the business (“net assets”) as of the acquisition date. In addition, approximately $250,000 of the purchase price was held back and will be released in December 2006 pursuant to an escrow agreement. The results of operations for this business are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition. The Company believes this acquisition will enhance and broaden its customer experience management solutions for assessing, benchmarking and improving the online customer experience.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The preliminary purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including technology-based and customer-based intangible assets acquired. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$8
Prepaid and other assets	25
Customer-based intangible assets (weighted-average amortization period of 3.3 years)	150
Technology-based intangible assets (weighted-average amortization period of 3.2 years)	330
Goodwill	2,379
Liabilities assumed	(174)
Deferred revenue	(127)

Total purchase price, including direct acquisition costs	$2,591

Pro forma consolidated results of operations have not been presented for this acquisition as the effect of this acquisition was not considered material to the three or six months ended March 31, 2006.

In connection with the acquisition of Vividence Corporation (“Vividence”) in September 2004, an escrow fund was established to secure the indemnification obligations relating to the acquisition of Vividence. In October 2005, $310,000 was disbursed from escrow to the various respective parties in the amounts specified in the Vividence Merger Agreement.

In February 2005, the Company acquired Hudson Williams Europe (“HWE”), a privately held online business performance consulting firm based in the Netherlands, for $260,000 in cash and paid an additional contingent consideration cash payment of approximately $85,000 in fiscal 2006 as a result of the achievement of certain revenue and profitability targets. This additional payment had been recorded as an addition to goodwill as of March 31, 2006. In connection with the HWE acquisition, an escrow fund was established to secure the indemnification obligations relating to the acquisition of HWE. In February 2006, $49,000 was disbursed from escrow to the various respective parties in the amounts specified in the HWE Merger Agreement.

(9)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2006 and 2005 was 170.3% and 6.5%, respectively. The Company’s effective tax rate for the six months ended March 31, 2006 and 2005 was 71.8% and 6.5%, respectively.

The increase in the effective tax rate was primarily due to two factors: 1) deferred income tax expense was included in the tax rate for the three months ended March 31, 2006 but was not included in the tax rate for the three months ended March 31, 2005 since the Company had a full valuation allowance as of March 31, 2005; and 2) the combined effect of the stock-based compensation charges under SFAS 123R associated with the incentive stock options and 1999 Employee Stock Purchase Plan (“ESPP”) shares which was only partially recognized for tax provision purposes, and other miscellaneous items. These items are described more fully as follows: Significant management judgment is involved in determining the extent to which a valuation allowance is necessary. In the three months ended March 31, 2005, it was management’s judgment that a full valuation allowance was required against the deferred tax assets due to the limited history of profitable quarters and uncertainties in projecting future taxable income at that time as a result of recent acquisitions; however, as of the year ended September 30, 2005, the projected sources of taxable income were considered to be sufficient to eliminate a portion of the valuation allowance. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be increased or reduced further, which would increase or reduce the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. SFAS 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and ESPP shares, which have no associated tax benefit to the company. In a future period it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Historically, the Company has calculated the provision for income taxes in interim periods using an estimate of the annual effective tax rate. In the second quarter of 2006, the Company concluded that as a result of the uncertainty of the effect of stock-based compensation charges under SFAS 123R associated with incentive stock options and the ESPP shares in relation to the projected pre-tax book income, and the fact that the Company’s income tax rate is highly dependent upon this relationship, a small variation in projected pre-tax book income could have a significant impact on our effective tax rate. Accordingly, consistent with footnote 7 of Financial Accounting Standard Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”, the Company has used the actual book income through the six months ended March 31, 2006, to calculate the effective tax rate for the six months ended March 31, 2006. This tax expense, less the amount recorded in the three months ended December 31, 2005, was recorded for the three months ended March 31, 2006.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004, and it creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations, with the balance of 15% taxed at regular rates with no offset for loss carryovers. The deduction is subject to several limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. The Company does not have sufficient accumulated foreign profits to justify the administrative costs and professional fees to repatriate the funds under this provision. Further, there is an approximate 5% tax cost of repatriation the Company would incur upon repatriation. Therefore, based on the Company’s current understanding of the Act and subsequent guidance published by the U.S. Treasury, the Company does not intend to repatriate dividends subject to the elective 85% dividends received deduction.

10)	Commitments and Contingencies

(A) Leases

The Company leases certain of its facilities and equipment under noncancellable capital and operating leases, which expire on various dates through August 2015. As of March 31, 2006, future minimum payments under the leases are as follows (in thousands):

	Operating Leases	Capital Leases
Twelve months ended March 31:
2007	$505	$33
2008	383	11
2009	344	4
2010	349	—
2011	358	—
Thereafter	1,272	—

Total minimum lease payments	$3,211	48

Less amounts representing interest		(1)

Present value of minimum lease payments		47
Less current portion of obligation under capital lease		(32)

Long-term portion of capital lease obligation		$15

Rent expense for the three months ended March 31, 2006 and 2005 was approximately $160,000 and $110,000, respectively. Rent expense for the six months ended March 31, 2006 and 2005 was approximately $315,000 and $241,000, respectively.

(B) Commitments

The Company has contingent commitments, which range in length from one to twelve months, to 120 bandwidth and collocation providers amounting to $702,000 in the aggregate for 106 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(C) Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company's securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company's, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs' counsel and the issuer defendants' counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as March 31, 2006 and September 30, 2005, as the Company anticipates that it will be dismissed from the case as a result of the settlement.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(D) Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party.

However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2006 and September 30, 2005 in the condensed consolidated balance sheets.

(11)	Stock Repurchase Program

The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, approximately 12.4 million shares had been repurchased as of March 31, 2006 for an aggregate price of approximately $114.4 million.

On February 3, 2006, the Company entered into an agreement with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plan instructs UBS to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares of the Company’s common stock.

No repurchases occurred during the three months ended March 31, 2006 or 2005. The Company repurchased 121,716 shares during the six months ended March 31, 2006 for approximately $1.6 million. No repurchases occurred during the six months ended March 31, 2005.

As of March 31, 2006, the Company was authorized to repurchase up to an additional $15.6 million of its common stock pursuant to this stock repurchase program.

During the six months ended March 31, 2006, the Company retired 852,200 shares of treasury stock.

(12)	Geographic and Segment Information

The Company has determined that it operates in a single reportable operating segment: the development and sale of services to measure, test, assure and improve the quality of service of Web sites. While the Company operates under one operating segment, management reviews revenue under three categories – service level management, mobile and customer experience management services in addition to subscription services and professional services revenue. Management continues to allocate resources based on the one operating segment.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company markets its products primarily from its operations in the United States. International sales are primarily to customers in Europe. International sales were approximately 7% and 9% of total revenue for the three months ended March 31, 2006 and 2005 respectively. International sales were approximately 9% and 7% of total revenue for the six months ended March 31, 2006 and 2005 respectively. The Company's foreign-owned assets are not significant.

The following table identifies which services are categorized as service level management and customer experience management services and where they are recorded in the Company’s consolidated statements of operations (listed in alphabetical order):

	Subscription Services	Professional Services
Service Level Management:
Application Perspective Private Edition	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
NetMechanic	X
Network Perspective	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
VoIP Perspective	X

Mobile:
Wireless Perspective & Wireless Perspective Network Edition	X
Mobile Application Perspective	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X

The following table summarizes service level management, mobile, and customer experience management solutions revenue (in thousands):

	2006	2005
	(in thousands)
For the three months ended March 31:
Service level management	$9,781	$9,865
Mobile	488	338
Customer experience management	2,470	2,962

Total Revenue	$12,739	$13,165

For the six months ended March 31:
Service level management	$19,690	$19,312
Mobile	1,027	1,141
Customer experience management	5,738	6,300

Total Revenue	$26,455	$26,753

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(13)	Subsequent Events

On April 3, 2006, the Company entered into a definitive share purchase and transfer agreement (the “Purchase Agreement”) to acquire SIGOS Systemintegration GmbH (“SIGOS”). Under the Purchase Agreement, the Company will acquire all the outstanding shares of SIGOS for approximately $30 million (25 million euros) in cash. Of the cash issued at closing, approximately $6 million (5 million euros) is being withheld by the Company for specified holdbacks. In addition, the Company will pay earn-out proceeds up to an additional $9.6 million (8 million euros) in cash if certain revenue and profitability milestones are achieved in calendar 2006.

On April 5, 2006, the Company provided temporary financing to an unaffiliated third party and received a secured convertible promissory note for $300,000 that matures on September 30, 2006 at a rate of up to 6% interest. The note may be converted into stock of the unaffiliated third party at the earlier of the maturity date or upon the third party receiving additional financing.

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the interim unaudited condensed consolidated financial statements and related notes.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors” in Item 1A of Part II of this report, and in our annual report on Form 10-K for the fiscal year ended September 30, 2005 and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

On May 8, 2006, we announced that we recorded approximately $96,000 of additional stock-based compensation expense for our second quarter from that previously reported on May 2, 2006. This additional amount related to additional stock-based compensation expense related to our Employee Stock Purchase Plan required under Statement of Financial Accounting Standard No. 123R “Accounting for Share-Based Payments” (“SFAS 123R”). As a result, our loss for the second quarter ended March 31, 2006 was $154,000 or ($0.01) per share, compared to a net loss of approximately $58,000, or $0.00 per share, previously announced by us.

Overview

We offer technology-based services that enable corporate enterprises to improve their online business performance and communications technologies. We categorize our services in three broad areas: service level management ("SLM"), mobile, and customer experience management ("CEM"). The SLM category comprises our traditional Perspective Measurement Services, VoIP Perspective, Load Testing and Enterprise Solutions. The Mobile category comprises our Wireless Perspective and Mobile Application Perspective Services. The CEM category consists of the WebEffective and WebExcellence services whether sold on a technology license basis or as part of a competitive intelligence study or custom engagement. All of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.

We offer our SLM and mobile services primarily on a subscription basis and our CEM services primarily on an engagement basis although, in some cases, we offer SLM professional services on an incident and per engagement basis. We also offer the use of our CEM technology for a fixed period on a self-service subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of URLs, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted.

Our net income decreased by $1.2 million, from net income of $997,000 for the quarter ended March 31, 2005 to net loss of $154,000 for the quarter ended March 31, 2006. Total revenue decreased by $426,000 or 3%, from approximately $13.2 million for the quarter ended March 31, 2005 to approximately $12.7 million for the quarter ended March 31, 2006. The decrease in revenue was mainly related to decreased contribution from our CEM WebEffective engagements. Total expenses increased by $918,000, from approximately $12.9 million for the quarter ended March 31, 2005 to approximately $13.8 million for the quarter ended March 31, 2006. The increase in total expenses was mainly attributable to a $908,000 increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005, increased costs of subscription services related to increased depreciation, equipment charges and connection fees, and international sales growth resulting in increased personnel and associated compensation and travel related expenses. The increase in total expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, was offset by the following, as listed in descending order of impact: 1) lower amortization expense due to certain intangible assets being fully amortized in the second half of fiscal 2005 and first half of fiscal 2006, 2) the resolution of a preferential claim settlement for $184,000, 3) lower excess occupancy costs due to the leasing of additional space in our headquarters’ building during fiscal 2005, 4) a $109,000 reduction in the allowance for doubtful accounts, and 5) a $72,000 net reduction in expenses due to refunds and the reversal of accruals related to the resolutions of our property tax returns for the fiscal years 2002 through 2004. The $72,000 net reduction in expenses related to our property taxes and the $184,000 reduction in expense related to our preferential claim settlement are not expected to recur.

Our net income decreased by $1.4 million, from net income of $1.8 million for the six months ended March 31, 2005 to net income of $433,000 for the six months ended March 31, 2006. Total revenue decreased by $298,000 or 1%, from approximately $26.8 million for the six months ended March 31, 2005 to approximately $26.5 million for the six months ended March 31, 2006. The decrease in revenue was mainly related to decreased contribution from our CEM WebEffective engagements, partially offset by increases in contribution from our Transaction Perspective and Application Perspective subscription services. Total expenses increased by $978,000, from approximately $26.3 million for the six months ended March 31, 2005 to approximately $27.3 million for the six ended March 31, 2006. The increase in total expenses for the six months ended March 31, 2006 compared to the six months ended March 31, 2005, was mainly attributable to a $1.7 million increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005, increased costs of subscription services related to increased depreciation, equipment charges and connection fees, international sales growth resulting in increased personnel and associated compensation and travel related expenses, and an increase in audit and accountancy fees primarily attributable to increased costs for corporate governance and compliance requirements and audit work related to fiscal 2005 where such services were performed in the six months ended March 31, 2006. The increase in total expenses was offset by the following, as listed in descending order of impact: 1) lower amortization expense due to certain intangible assets being fully amortized in the second half of fiscal 2005 and first half of fiscal 2006, 2) a $439,000 net reduction in expenses due to refunds and the reversal of accruals related to the resolutions of our property tax returns for the fiscal years 2002 through 2004, 3) the resolution of a preferential claim settlement for $184,000, 4) lower excess occupancy costs due to the leasing of additional space in our headquarters’ building during fiscal 2005, and 5) a $109,000 reduction in the allowance for doubtful accounts. The $439,000 net reduction in expenses related to our property taxes and the $184,000 reduction in expense related to our preferential claim settlement are not expected to recur.

We anticipate that total expenses for the third quarter of fiscal 2006 will increase compared to the second quarter of fiscal 2006 as a result of our acquisition of SIGOS Systemintegraton GmbH (“SIGOS”) on April 3, 2006.

At the end of March 31, 2006, we measured for revenue 9,269 Internet URLs and 6,904 internet-connected devices through our Red Alert services. At the end of March 31, 2005, we measured for revenue 8,302 Internet URLs and 7,719 internet-connected devices.

For the three and six months ended March 31, 2006, our 10 largest customers accounted for approximately 33% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

We believe that the challenges for our business include 1) increasing SLM, mobile and CEM revenue by generating organic revenue growth from our existing services and by continuing to internally develop enhanced services, 2) integrating and realizing anticipated benefits from our prior acquisitions and any acquisitions that may occur in the future and 3) continuing to control our expenses for the remainder of fiscal 2006.

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

Revenue Recognition

Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to our service level management, mobile and customer experience management services. Professional services revenue consists of fees generated by our professional services. Revenue related to the use of our WebEffective and WebExcellence services is accounted for as either subscription services revenue or professional services revenue depending upon the use.

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Subscription and professional services revenue is recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. We evaluate each of these criteria as follows:

•	Evidence of an arrangement. We consider a customer signed quote, contract, or equivalent document to be evidence of an arrangement.

•	Delivery. For subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. Our subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. If milestones are not included in the project, delivery is based on labor hours incurred as a percentage of total estimated labor hours.

•	Fixed or determinable fee. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

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

Professional Services Revenue: Professional services revenue consists of fees generated by the Company's professional services, and is recognized as the services are performed, typically over a period of one to three months. For professional service projects that span one month or less, we recognize revenue once the project is complete. For professional service projects that contain milestones, we recognize revenue once the services or milestones have been delivered. For those professional service projects that do not have milestones, we recognize revenue as services are proportionally performed, based on labor hours incurred as a percentage of total estimated hours. Payment occurs either up front or over time.

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

Allowance for Doubtful Accounts and Billing Allowance

Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $392,000, or 6% of total accounts receivable, and approximately $534,000, or 8% of total accounts receivable, as of March 31, 2006 and September 30, 2005, respectively. The decrease in our allowance for doubtful accounts and billing allowance is due to improved collection experience rates and a reduction in actual billing adjustments.

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

Allocation of Purchase Price for Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as any in-process research and development ("IPR&D"), based on their estimated fair values. Our methodology for allocating the purchase price relating to acquisitions is usually determined based on valuations performed by an independent third party. Such valuations require making significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists and acquired developed technologies, expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed and discount rates. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates such as accruals associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

Accounting for Income Taxes and Deferred Income Tax Assets

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a period, our deferred tax expense increases within the tax provision in the statement of operations. If a valuation allowance is decreased, deferred tax expense may be reduced, goodwill may be reduced, or paid in capital may be increased, depending on the nature and source of the deferred tax assets.

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

Historically, we have calculated the provision for income taxes in interim periods using an estimate of the annual effective tax rate. In the second quarter of 2006, we concluded that as a result of the uncertainty of the effect of stock-based compensation charges under SFAS 123R associated with incentive stock options and the 1999 Employee Stock Purchase Plan shares in relation to our projected pre-tax book income, and the fact that our income tax rate is highly dependent upon this relationship, a small variation in projected pre-tax book income could have a significant impact on our effective tax rate. Accordingly, consistent with footnote 7 of Financial Accounting Standard Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” we have used the actual book income through the six months ended March 31, 2006, to calculate the effective tax rate for the six months ended March 31, 2006. This tax expense, less the amount recorded in the three months ended December 31, 2005, was recorded for the three months ended March 31, 2006.

The uncertainties which could affect the realization of our deferred tax assets include various factors as described in the risk factors section including the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized. As of September 30, 2005, we had a material weakness in our internal controls over financial reporting that existed as of September 30, 2005 with respect to our accounting for income taxes. The Company has taken steps to ensure that this material weakness was remediated by implementing enhanced control processes over accounting for income taxes including hiring a third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of our income tax provision and deferred tax assets and liabilities.

We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax returns are fully supportable. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe that our tax positions comply with applicable tax laws and that we have adequately provided for known material tax contingencies; however, due to the inherent complexity and uncertainty relating to tax matters, including the likelihood and potential outcome of any tax audits, management is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth, as a percentage of total revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue:
Subscription services	78.1%	73.3%	74.7%	73.5%
Professional services	21.9	26.7	25.3	26.5

Total revenue	100.0	100.0	100.0	100.0
Expenses:
Costs of subscription services	12.2	9.9	11.4	10.0
Costs of professional services	17.3	18.5	17.6	18.2
Research and development	16.4	15.8	15.4	15.1
Sales and marketing	31.5	22.7	27.9	24.4
Operations	14.5	10.9	13.2	11.2
General and administrative	13.4	14.0	14.8	13.6
Excess occupancy costs	(0.3)	0.9	(0.2)	0.9
Amortization of identifiable intangible assets	3.3	5.1	3.1	5.0

Total expenses	108.3	97.8	103.2	98.4
Income (loss) from operations	(8.3)	2.2	(3.2)	1.6
Interest income, net	10.0	5.9	9.0	5.6

Net income before provision for income taxes	1.7	8.1	5.8	7.2
Provision for income taxes	(2.9)	(0.5)	(4.2)	(0.5)

Net income (loss)	(1.2)%	7.6%	1.6%	6.7%

Comparison of Three and Six Months Ended March 31, 2006 and 2005

Revenue

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
Subscription services	$9,947	$9,652	3%
Professional services	2,792	3,513	-21%

Total revenue	$12,739	$13,165	-3%

For the six months ended March 31:
Subscription services	$19,767	$19,675	0%
Professional services	6,688	7,078	-6%

Total revenue	$26,455	$26,753	-1%

Subscription Services. Revenue from subscription services increased $295,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Revenue from subscription services increased $92,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The increase in subscription services revenue for the three months ended March 31, 2006, as listed in descending order of impact, was mainly attributable to an increase in our Application

Perspective, our Wireless Perspective, our CEM WebExcellence, our Transaction Perspective, our Streamcheck, and our diagnostic services, offset by a decrease in our Web Site Perspective and our NetMechanic services.

The increase in subscription services revenue for the six months ended March 31, 2006, as listed in descending order of impact, was mainly attributable to an increase in our Application Perspective, our Transaction Perspective, our CEM WebExcellence, offset by a decrease in our Web Site Perspective, and our NetMechanic services.

Professional Services. Revenue from professional services decreased $721,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Revenue from professional services decreased $390,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The decrease in professional services revenue for the three months ended March 31, 2006, as listed in descending order of impact, was primarily due to decreased contribution from our CEM WebEffective engagements and, to a lesser extent, a decreased contribution in our Load Testing and our Enterprise Solutions services, offset partially by an increased contribution from our CEM WebExcellence services.

The decrease in professional services revenue for the six months ended March 31, 2006 was primarily due to decreased contribution from our CEM WebEffective engagements, offset partially by increased contributions from our CEM WebExcellence, our Competitive Intelligence, and our Load Testing and Enterprise Solutions services. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, consulting and support services revenue are less predictable than subscription services revenue and may vary from period to period.

In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as SLM, mobile, and CEM. The following table identifies which services are categorized as SLM, mobile and CEM revenue and where they are recorded in our condensed consolidated statements of operations listed in alphabetical order:

	Subscription Services	Professional Services
Service Level Management:
Application Perspective Private Edition	X
Diagnostic Services	X
Enterprise Solutions	X	X
LoadPro		X
NetMechanic	X
Network Perspective	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
VoIP Perspective	X

Mobile:
Wireless Perspective & Wireless Perspective Network Edition	X
Mobile Application Perspective	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X

The following table summarizes SLM, Mobile, and CEM revenue:

	2006	2005	% change
	(In thousands)
For the Three Months Ended March 31:
SLM Subscriptions	$8,876	$8,783	1%
SLM Engagements	905	1,082	(16)%

Total SLM revenue	9,781	9,865	(1)%

Mobile Subscriptions	488	338	44%
Mobile Engagements	—	—	—%

Total Mobile Revenue	488	338	44%

CEM Subscriptions	583	531	10%
CEM Engagements	1,887	2,431	(22)%

Total CEM revenue	2,470	2,962	(17)%

Total revenue	$12,739	$13,165	(3)%

For the Six Months Ended March 31:
SLM Subscriptions	$17,658	$17,408	1%
SLM Engagements	2,032	1,904	7%

Total SLM revenue	19,690	19,312	2%

Mobile Subscriptions	1,027	1,141	(10)%
Mobile Engagements	—	—	—%

Total Mobile Revenue	1,027	1,141	(10)%

CEM Subscriptions	1,082	1,126	(4)%
CEM Engagements	4,656	5,174	(10)%

Total CEM revenue	5,738	6,300	(9)%

Total revenue	$26,455	$26,753	(1)%

SLM revenue decreased by $84,000 for the three months ended March 31, 2006 compared to three months ended March 31, 2005. SLM revenue represented 77% and 75% of total revenue for the three months ended March 31, 2006 and 2005, respectively. The decrease in SLM revenue for the three months ended March 31, 2006 was mainly attributable to decreased contribution from our Load Testing and our Enterprise Solutions engagements and a decrease in our Web Site Perspective subscriptions, offset partially by increased contribution from our Application Perspective, our Transaction Perspective, our Streamcheck, our Red Alert and our diagnostic services. SLM revenue increased by $378,000 for the six months ended March 31, 2006 compared to six months ended March 31, 2006. The increase in SLM revenue for the six months ended March 31, 2006 was mainly attributable to increased contribution from our Transaction Perspective and our Application Perspective subscription services and our Load Testing engagement services, offset partially by a decrease in our Web Site Perspective subscription services.

Mobile revenue increased by $150,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Mobile revenue represented 4% and 3% of total revenue for the three months ended March 31, 2006 and 2005, respectively. Mobile revenue decreased by $114,000 for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. Mobile revenue represented 4% of total revenue for both the six months ended March 31, 2006 and 2005. Both the increase for the three months ended March 31, 2006 and the decrease for the six months ended March 31, 2006 were attributable to fluctuating demand for our Wireless Perspective services.

CEM revenue decreased by $492,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. CEM revenue represented 19% and 22% of total revenue for the three months ended March 31, 2006 and 2005, respectively. CEM revenue decreased by $562,000 for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. CEM revenue represented 22% and 24% of total revenue for the six months ended March 31, 2006 and 2005, respectively. The decrease in CEM revenue for both the three and six months ended March 31, 2006 was mainly attributable to a decrease in

WebEffective engagements and decreased subscription renewals to our WebEffective technology, offset partially by an increased contribution from our WebExcellence technology and engagements.

For both the three and six months ended March 31, 2006, Microsoft Corporation accounted for more than 10% of total revenue. For both the three and six months ended March 31, 2005, no single customer accounted for more than 10% of total revenue. As of March 31, 2006, Microsoft Corporation accounted for 15% of the Company’s total accounts receivable. International sales were approximately 7% and 9% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. International sales were approximately 9% and 7% of our total revenue for the six months ended March 31, 2006 and 2005, respectively.

Expenses:

Costs of Subscription and Professional Services

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
Costs of subscription services	$1,552	$1,309	19%
Costs of professional services	$2,210	$2,440	(9)%
For the six months ended March 31:
Costs of subscription services	$3,011	$2,660	13%
Costs of professional services	$4,655	$4,868	(4)%

Costs of Subscription Services. Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services increased $243,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 and represented 16% and 14% of subscription services revenue for the three months ended March 31, 2006 and 2005, respectively. Costs of subscription services increased $351,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005 and represented 15% and 14% of subscription services revenue for the six months ended March 31, 2006 and 2005, respectively. The increases in cost for both the three and six months ended March 31, 2006 were primarily due to increased depreciation, equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers, and increased depreciation related to software development for a product that launched during the quarter ended March 31, 2006.

Costs of Professional Services. Costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting costs to deliver our professional services, panel and reward costs associated with our WebEffective and WebExcellence Intelligence Platform services, all load-testing bandwidth costs and related network infrastructure costs. Costs of professional services decreased $230,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, and represented 79% and 69% of professional services revenue for the three months ended March 31, 2006 and 2005, respectively. Costs of professional services decreased $213,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005, and represented 70% and 69% of professional services revenue for both the six months ended March 31, 2006 and 2005. The decreases in costs of professional services for both the three and six months ended March 31, 2006 were directly related to the decrease in the CEM WebEffective engagements resulting in a decrease in compensation expenses, panel and reward costs. An additional reduction in expense was due to a reduction in SLM professional services personnel as compared to March 31, 2005. These decreases were partially offset by an increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005 and additional personnel costs associated with our acquisition of the GomezPro division of Watchfire in December 2005.

Research and Development

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
Research and development	$2,091	$2,074	1%
For the six months ended March 31:
Research and development	$4,080	$4,036	1%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased by $17,000 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Research and development expenses increased by $44,000 for the six months ended March 31, 2006 compared to the six months ended March 31, 2005. Although research and development expenses increased due to the stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005, this increase in expense was partially offset by a reduction in expense attributable to lower personnel, consulting and temporary labor costs of $217,000 and $288,000 for the three and six months ended March 31, 2006, respectively, and an allocation for the applicable portion of the resolution of our property tax returns for the years 2002 through 2004 of $5,000 and $69,000 for the three and six months ended March 31, 2006, respectively. To date, all research and development expenses have been expensed as incurred. We believe that research and development expenses in absolute dollars for the third quarter of fiscal 2006 will increase due to our acquisition of SIGOS on April 3, 2006.

Sales and Marketing

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
Sales and marketing	$4,020	$2,987	35%
For the six months ended March 31:
Sales and marketing	$7,389	$6,535	13%

Sales and marketing expenses consist primarily of salaries, stock-based compensation, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $1.0 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Our sales and marketing expenses increased $854,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. These increases were mainly attributable to an increase in international growth and the addition of sales personnel and related travel costs associated with this growth. In addition, expenses increased related to stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005, an increase in tradeshow costs, and marketing expense related to modifications to our web site. We believe that sales and marketing expenses will increase in absolute dollars for the third quarter of fiscal 2006 compared to the second quarter of fiscal 2006 due to our acquisition of SIGOS on April 3, 2006.

Operations

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
Operations	$1,847	$1,440	28%
For the six months ended March 31:
Operations	$3,494	$3,005	16%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $407,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Our operations expenses increased $489,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The increases in operations expenses for both the three and six month periods were primarily attributable to an increase in stock-based compensation due to the adoption of SFAS 123R on October 1, 2005, and the reclassification of certain operations personnel from general and administrative expense to operations expense during the second half of fiscal 2005. We do not anticipate that operations expenses for the third quarter of fiscal 2006 will fluctuate significantly in absolute dollars compared to the second quarter of fiscal 2006.

General and Administrative

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
General and administrative	$1,702	$1,841	(8)%
For the six months ended March 31:
General and administrative	$3,911	$3,634	8%

General and administrative expenses consist primarily of salaries and related expenses including stock-based compensation, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses decreased $139,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease was attributable to the reclassification of certain operations personnel from general and administrative expense to operations expense during the second half of fiscal 2005, the settlement of a preferential claim in the quarter ended March 31, 2006 for approximately $184,000, a reduction in the allowance for doubtful accounts due to improved collection experience rates and a reduction in actual billing adjustments, legal fees, recruiting and consulting expenses, offset partially by an increase in audit fees and expense attributable to an increase in stock-based compensation due to the adoption of SFAS 123R on October 1, 2005.

General and administrative expenses increased $277,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The increase in our general and administrative expenses was primarily attributable to increased costs for corporate governance and compliance requirements and audit work, and an increase in stock-based compensation due to the adoption of SFAS 123R on October 1, 2005. These increases were partially offset by the reclassification of certain operations personnel from general and administrative expense to operations expense during the second half of fiscal 2005, the claim settlement described above, a reduction in the allowance for doubtful accounts due to improved collection experience rates and a reduction in actual billing adjustments, and legal fees. We believe that general and administrative expenses for the third quarter of fiscal 2006 will increase in absolute dollars compared to the second quarter of fiscal 2006 due to our acquisition of SIGOS on April 3, 2006.

Excess Occupancy Costs

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
Excess occupancy costs	$(40)	$114	(135)%
For the six months ended March 31:
Excess occupancy costs	$(50)	$248	(120)%

Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters’ building, such as property taxes, insurance, and depreciation. These particular expenses are reduced by the rental income from the leasing of our space in our headquarters building. The costs are based on the actual unoccupied square footage, which was 60% of the total rentable square footage of the headquarters’ building for both the three and six months ended March 31, 2006 and 2005. Excess occupancy costs decreased $154,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Excess occupancy costs decreased $298,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The decreases in expenses were primarily due to a $89,000 and $208,000 increase in tenant income for the three and six months ended March 31, 2006, respectively, due to the leasing of additional space and a $72,000 and $111,000 net decrease in expense for the three and six months ended March 31, 2006, respectively, due to the resolution of our property tax returns for the years 2002 through 2004. The decreases in expenses were partially offset by an increase in lease commission costs of approximately $7,000 and $21,000, for the three and six months ended March 31, 2006, respectively. We expect the unoccupied portion of our headquarters building for the third quarter of fiscal 2006 will remain comparable to the second quarter of fiscal 2006.

Amortization of Identifiable Intangible Assets

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
Amortization of identifiable intangible assets	$418	$677	(38)%
For the six months ended March 31:
Amortization of identifiable intangible assets	$815	$1,341	(39)%

Amortization of identifiable intangible assets decreased by $259,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Amortization of identifiable intangible assets decreased by $526,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The decreases for both comparable periods were primarily due to certain intangibles becoming fully amortized in the second half of fiscal 2005 and the first half of fiscal 2006.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

At March 31, 2006, we had a remaining balance of approximately $3.4 million of identifiable intangible assets that are being amortized over a two to four-year expected life. We expect the amortization of identifiable intangible assets to be approximately $400,000 for the third quarter of fiscal 2006, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of March 31, 2006, as listed in the table below, will be fully amortized by November 2010 (in thousands):

	Technology Based	Customer Based	Total
Net carrying value at March 31, 2006	$2,199	$1,227	$3,426

Interest Income and Interest and Other Expenses

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
Interest income, interest and other expenses, net	$1,280	$783	63%
For the six months ended March 31:
Interest income, interest and other expenses, net	$2,388	$1,486	61%

Interest income and interest and other expenses, net increased $497,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Interest income and interest and other expenses, net increased $902,000 for the six months ended March 31, 2006 as compared to the six months ended March 31, 2005. The increases in interest income and interest and other expenses, net, for both comparable periods were primarily attributable to increased investment yields resulting from higher market interest rates earned on invested cash, cash equivalents, and short-term investments. We expect that interest income, and interest and other expenses, net, for the third quarter of fiscal 2006 will be approximately $1.0 million, absent any additional transactions, and assuming no material changes in interest rates.

Provision for Income Taxes

	2006	2005	% Change
	(In thousands)
For the three months ended March 31:
Provision for income taxes	$373	$69	441%
For the six months ended March 31:
Provision for income taxes	$1,105	$124	791%

Our effective tax rate for the quarter ended March 31, 2006 and 2005 was approximately 170.3% and 6.5%, respectively. Our effective tax rate for the six months ended March 31, 2006 and 2005 was approximately 71.8% and 6.5%, respectively.

The increase in the effective tax rate was primarily due to two factors: 1) deferred income tax expense was included in the tax rate for the three months ended March 31, 2006 but was not included in the tax rate for the three months ended March 31, 2005 since we had a full valuation allowance as of March 31, 2005; and 2) the combined effect of the stock-based compensation charges under SFAS 123R associated with the incentive stock options and ESPP shares which was only partially recognized for tax provision purposes, and other miscellaneous items. These items are described more fully as follows: Significant management judgment is involved in determining the extent to which a valuation allowance is necessary.

In the three months ended March 31, 2005, we determined that a full valuation allowance was required against the deferred tax assets due to the limited history of profitable quarters and uncertainties in projecting future taxable income at that time as a result of recent acquisitions; however, as of the year ended September 30, 2005, the projected sources of taxable income were considered to be sufficient to eliminate a portion of the valuation allowance. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be increased or reduced further. Any such changes in the valuation allowance could have a material effect on the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. SFAS 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and ESPP shares, which have no associated tax benefit to the company. In a future period it is possible that we may realize a tax benefit on these options, at which time the tax rate may be reduced as a result.

Due to the amount of SFAS 123R expenses associated with incentive stock options and ESPP shares in relation to the projected pre-tax book income, the estimated annual effective rate varies significantly for a relatively small change in projected pre-tax book income. Therefore, we have used the actual book income through the six months ended March 31, 2006, to calculate the effective tax rate for the six months ended March 31, 2006. This tax expense, less the amount recorded in the three months ended December 31, 2005, was recorded for the three months ended March 31, 2006.

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

Stock-based Compensation Expense

On October 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock-options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under SFAS 123R which was allocated as follows:

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
	(in thousands)
Costs of professional services	$161	$282
Research and development	215	401
Sales and marketing	255	501
Operations	183	333
General and administrative	94	187

Stock-based compensation expense included in operating expenses related to stock options and employee stock purchase	$908	$1,704

Liquidity and Capital Resources

	As of March 31, 2006	As of September 30, 2005
	(In thousands)
Cash, cash equivalents and short-term investments	$137,289	$133,803
Accounts receivable, net	$6,283	$6,387
Working capital	$130,079	$127,335
Days sales in accounts receivable (DSO) (a)	44	44
(a) DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

	2006	2005
	(In thousands)
For the six months ended March 31:
Cash provided by operating activities	$6,446	$4,611
Cash provided by investing activities	$15,472	$9,098
Cash provided by financing activities	$1,190	$879

Cash, cash equivalents and short-term investments

As of March 31, 2006, we had approximately $70.0 million in cash and cash equivalents and approximately $67.3 million in short-term investments, for a total of approximately $137.3 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better. The increase in cash, cash equivalents and short-term investments for the six months ended March 31, 2006 was primarily due to approximately $6.4 million from cash flow from operating activities and approximately $1.2 million from cash flow from financing activities. The largest uses of cash from investing activities during the six months ended March 31, 2006 were payments related to our acquisitions of approximately $2.7 million, and the purchases of property and equipment of approximately $1.4 million.

Cash provided by operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments. For the six months ended March 31, 2006, net cash provided by operating activities was approximately $6.4 million which was mainly due to net income, excluding all non-cash amortization and depreciation charges and deferred tax assets, a decrease of accounts payable and accrued expenses of $468,000, and an increase in non-acquisition related deferred revenue of $789,000. The decrease in accounts payable and accrued expenses was mainly attributable to payments made resulting in a reduction in audit and accountancy accruals. The increase in non-acquisition related deferred revenue was mainly attributable to the acquisition of the Gomez-Pro business of Watchfire acquired on November 30, 2005, and increased prepayments received from a wireless customer and international customers.

Cash provided by investing activities

The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the six months ended March 31, 2006, net cash provided by our investing activities was approximately $15.5 million. We received $19.5 million for the net sales of short-term investments. We utilized approximately $2.7 million, mainly for the acquisition of the GomezPro business on November 30, 2005. We also utilized $1.4 million to purchase property and equipment, primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have leased in our headquarters building.

Cash provided by financing activities

The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in October 2005. From the inception of the stock repurchase program in January 2001 to March 31, 2006, a total of approximately 12.4 million shares have been repurchased in the open market for approximately $114.4 million. At March 31, 2006, approximately $15.6 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. For the six months ended March 31, 2006, net cash provided by our financing activities was $1.2 million. We utilized approximately $1.6 million to repurchase shares of our common stock and received approximately $2.8 million from the issuance of common stock and exercise of stock options.

Commitments

As of March 31, 2006, our principal commitments consisted of approximately $3.3 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to twelve months to 120 bandwidth and collocation providers amounting to $702,000 in the aggregate for 106 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.1 million related to our operations and headquarters building and approximately $30.1 million related to our acquisition of SIGOS announced on April 3, 2006 during the third quarter of fiscal 2006, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of March 31, 2006 (in thousands):

	Total	Less than 1 year	2 –3 years	4–5 years	More than 5 years
Contractual Obligations: Leases	$3,259	$538	$742	$707	$1,272
Commercial Commitments: Bandwidth and Collocation	702	702	—	—	—

Total	$3,961	$1,240	$742	$707	$1,272

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.

Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of March 31, 2006, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $490,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions. We have not had any significant transactions in foreign currencies, nor do we have any significant balances that are due or payable in foreign currencies as of March 31, 2006. We do not enter into derivative transactions for trading or speculative purposes.

Item 4.	Controls and Procedures

(a)	Changes in Internal Controls

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b)	Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives.

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

We had a net loss for the quarter ended March 31, 2006 and we may not be able to sustain operating profitability in the future. As of March 31, 2006, we had an accumulated deficit of approximately $129.6 million. As of March 31, 2006, we had approximately $3.4 million of net identifiable intangible assets and approximately $23.6 million of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. We also experienced increased expenses due to the adoption of SFAS 123R. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.

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

Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	The rate of new and renewed subscriptions to our services during the quarter;

•	The amount of expenses for share-based payments;

•	The amount and timing of any reductions by our customers in their usage of our services during the quarter;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger enterprise customers;

•	Our ability to integrate the operations of SIGOS effectively;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	Our ability to increase revenues from our CEM services;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

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

We have completed several acquisitions, and as a part of our business strategy we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies;

•	difficulties in managing a larger organization with geographically dispersed operations;

•	unanticipated costs associated with the acquisition or incurring of additional unknown liabilities;

•	diversion of management’s attention from other business concerns;

•	entry in new businesses in which we have little direct experience;

•	difficulties in marketing additional services to the acquired companies’ customer base or to our customer base;

•	adverse effects on existing business relationships with resellers of our service and our customers;

•	difficulties in managing geographically-dispersed businesses;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write-down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	Use of substantial portions of our available cash or dilution in equity if stock is used to consummate the acquisition and/or operate the acquired business.

Our operating results could be harmed if sales of SLM subscriptions decline.

Sales of our service level management subscription services, primarily our Web Site Perspective-Business Edition and Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our service level management services. Our service level management subscriptions revenue has not increased significantly from historic levels. If these revenue trends continue with respect to our service level management subscriptions services, our operating results could suffer if we are not able to increase revenue from other services.

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

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture, Webside Story and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless services from companies such as Argogroup, Casabyte, Agilent, Datamat and Mobile Complete.

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

Our ten largest customers accounted for approximately 33% and 35% of our total revenue for the six months ended March 31, 2006 and 2005, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our services, we may not be able to grow our business.

To increase sales of services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In the past, we have had to terminate relationships with some of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we may have to commit resources to supplement our direct sales effort in foreign countries.

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

Professional services revenue represented approximately 25% and 26% of total revenue for the six months ended March 31, 2006 and 2005, respectively. Professional services revenue has decreased in absolute dollars recently, and this trend could continue. We will need to successfully market these services in order to increase consulting revenue. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business could be harmed if we cannot increase our professional services revenues.

The success of our business depends on the continued use of the Internet by business and consumers for e-business and communications.

Because our business is based on providing SLM, mobile, and CEM services, the Internet must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

•	security concerns including the potential for fraud or theft of stored data and information communicated over the Internet;

•	inconsistent quality of service, including well-publicized outages of popular Web sites;

•	delay in the development or adoption of new standards;

•	inability to integrate business applications with the Internet; and

•	the need to operate with multiple and frequently incompatible products.

Our network infrastructure could be disrupted by a number of different occurrences, which could impair our ability to serve and retain existing customers or attract new customers.

All data collected from our measurement computers are stored in and distributed from our operations center, which we maintain at a single location. We maintain a backup operations center in Plano, Texas. Our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. Although we have a generator to provide our own source of long-term uninterruptible power, if we experience power outages at our operations center, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our services to our customers on a timely basis. Although we believe our main operations are redundant between our San Mateo and Plano datacenters, an outage at either center could lead to service interruptions. Therefore, our operations systems are vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events.

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

We believe we must expand the sales of our services outside the United States. Although we completed our first international acquisition in February 2005, to date, we have little experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 9% and 7% of our total revenue for the six months ended March 31, 2006 and 2005, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

(b) Purchases of Equity Securities by the Issuer and Affiliated Purchases

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Stockholders on March 23, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities and Exchange Act.

(b)	The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of directors were as indicated:

(1)	Holders of our common stock voted to elect six directors, each to service until his or her successor has been elected and qualified or until his or her earlier resignation or removal as follows:

	For	Against	Withheld	Non-Vote
Umang Gupta	16,802,824	—	562,030	—
David Cowan	12,620,751	—	4,744,103	—
Deborah Rieman	16,866,526	—	498,328	—
Mohan Gyani	17,038,324	—	326,550	—
Geoffrey Penney	17,040,601	—	324,253	—
Raymond L. Ocampo Jr.	17,015,794	—	349,060	—
Jennifer J. Bolt	17,103,499	—	261,355	—

(2)	Holders of our common stock voted to approve the amendments of the 1999 Equity Incentive Plan to (i) increase the size of the automatic initial grant of stock options awarded to new directors, and (ii) establish a limit on the amount of shares covered by the discretionary grants of stock options awarded to non-employee directors.

For	Against	Abstain	Non-Vote
8,701,827	3,169,511	1,130,838	—

(3)	Holders of our common stock voted to ratify the appointment of KPMG LLP as our auditors for the fiscal year ending September 30, 2006.

For	Against	Abstain	Non-Vote
16,404,994	951,930	7,929	—

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

	Exhibit	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.1	1999 Equity Incentive Plan, as amended, dated March 23, 2006*					X

10.2	Agreement with UBS Securities LLC dated February 3, 2006					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 10th day of May 2006.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANDREW HAMER
Andrew Hamer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)