Form 10-Q
period 2006-06-30
KEYNOTE SYSTEMS INC
filed 2006-08-09
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-27241
KEYNOTE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3226488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Mariners Island Blvd., San Mateo, CA	94404
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 403-2400
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 8, 2006

Common Stock, $.001 par value	19,055,393 including 1,985,728 treasury shares

KEYNOTE SYSTEMS, INC.

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risks	38

Item 4. Controls and Procedures	39

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	48

Item 4. Submission of Matters to a Vote of Security Holders	48

Item 5. Other Information	48

Item 6. Exhibits	49

Signatures	50
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,544	$46,934
Short-term investments	50,117	86,869

Total cash, cash equivalents, and short-term investments	96,661	133,803
Accounts receivable, less allowance for doubtful accounts and billing adjustment of $413 and $534 as of June 30, 2006 and September 30, 2005, respectively	6,279	6,387
Prepaid and other current assets	2,685	2,623
Inventories	1,001	—
Deferred tax assets	965	405

Total current assets	107,591	143,218
Property and equipment, net	34,700	34,669
Goodwill	48,619	21,186
Identifiable intangible assets, net	10,929	3,760
Deferred tax assets	6,707	6,995

Total assets	$208,546	$209,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,678	$538
Accrued expenses	10,307	9,088
Current portion of capital lease obligation	38	40
Deferred revenue	9,733	6,217

Total current liabilities	21,756	15,883
Long-term portion of capital lease obligation	56	27
Long-term deferred tax liability	2,718	—

Total liabilities	24,530	15,910

Commitments and contingencies — see Note 11
Stockholders’ equity:
Common stock	19	20
Treasury stock	(14,531)	(11,037)
Additional paid-in capital	328,505	335,350
Accumulated deficit	(131,599)	(130,044)
Accumulated other comprehensive income (loss)	1,622	(371)

Total stockholders’ equity	184,016	193,918

Total liabilities and stockholders’ equity	$208,546	$209,828

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Subscription services	$11,448	$10,043	$31,215	$29,718
Professional services	2,419	3,422	9,107	10,500

Total revenue	13,867	13,465	40,322	40,218

Costs and expenses:
Costs of subscription services	2,442	1,308	5,453	3,968
Costs of professional services	2,314	2,088	6,969	6,956
Research and development	2,673	1,829	6,753	5,865
Sales and marketing	4,653	3,154	12,042	9,689
Operations	1,867	1,543	5,361	4,548
General and administrative	2,443	2,352	6,354	5,986
Excess occupancy costs	38	105	(12)	353
Amortization of identifiable intangible assets	798	591	1,613	1,932
In-process research and development	840	—	840	—

Total expenses*	18,068	12,970	45,373	39,297

(Loss) income from operations	(4,201)	495	(5,051)	921
Interest income and other, net	1,187	833	3,575	2,319

(Loss) income before provision for income taxes	(3,014)	1,328	(1,476)	3,240

Benefit (provision) for income taxes	1,026	(93)	(79)	(217)

Net (loss) income	$(1,988)	$1,235	$(1,555)	$3,023

Net (loss) income per share:
Basic	$(0.11)	$0.06	$(0.08)	$0.15
Diluted	$(0.11)	$0.06	$(0.08)	$0.14

Shares used in computing basic and diluted net (loss) income per share:
Basic	18,384	19,792	18,670	19,892
Diluted	18,384	20,691	18,670	21,059

*Stock-based compensation by category:
Costs of subscription services	$42	$—	$42	$—
Costs of professional services	119	—	401	—
Research and development	226	—	627	—
Sales and marketing	266	—	767	—
Operations	151	—	484	—
General and adminstrative	121	—	308	—
See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,555)	$3,023
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	2,888	2,455
Stock-based compensation	2,629	—
Charges to bad debt and billing adjustment reserves	(246)	(336)
Amortization of debt investment premium	335	2,391
Amortization of identifiable intangible assets	1,613	1,932
In-process research and development	840	—
Changes in operating assets and liabilities, net of acquired assets and liabilities assumed:
Accounts receivable, net	1,681	(1,398)
Inventories	(85)	—
Deferred tax assets	(774)	—
Prepaids and other current assets	450	269
Accounts payable and accrued expenses	(243)	(294)
Deferred revenue	1,851	(643)

Net cash provided by operating activities	9,384	7,399

Cash flows from investing activities:
Purchases of property, equipment and software	(2,184)	(2,455)
Purchase of businesses and assets, net	(31,474)	(739)
Sale of short-term investments	94,589	118,577
Purchases of short-term investments	(57,481)	(87,070)
Issuance of note receivable to an unaffiliated third party	(300)	—

Net cash provided by investing activities	3,150	28,313

Cash flows from financing activities:
Payment of capital leases	(34)	(33)
Proceeds from issuance of common stock and exercise of stock options	3,190	5,425
Repurchase of outstanding common stock	(16,158)	(11,690)
Final payment associated with prior year tender offers	—	(400)

Net cash used in financing activities	(13,002)	(6,698)

Effect of exchange rate changes on cash and cash equivalents	78	—

Net (decrease) increase in cash and cash equivalents	(390)	29,014

Cash and cash equivalents at beginning of the period	46,934	9,932

Cash and cash equivalents at end of the period	$46,544	$38,946

Cash paid during the period for income taxes, net	$148	$221

Retirement of treasury stock	$12,619	$2,317

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation
The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the results of operations and cash flows for the interim periods ended June 30, 2006 and 2005.
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
Stock Based Compensation
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
With the adoption of SFAS 123R, the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS 123R on a straight-line basis. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model. For awards granted prior to October 1, 2005, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based awards to employees. The Company applied the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense.
(b) Summary of Plans
As of June 30, 2006, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of June 30, 2006, options to purchase approximately 6.6 million shares were outstanding under the Incentive Plan, and approximately 1.7 million shares were available for future issuance under the Incentive Plan.
As of June 30, 2006, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of June 30, 2006, approximately 674,000 shares had been issued under the Purchase Plan, and approximately 749,000 shares had been reserved for future issuance.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
(c) Summary of Assumptions and Activity
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the weighted-average assumptions noted in the following table. The exercise price of the options granted is equal to the fair market value of the Company’s common stock on the date of grant. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of options granted is derived from a risk-adjusted single-exercise factor lattice model. The estimated forfeiture rate of 25% is derived from historical pre-vest termination rates and is used in determining compensation expense. The risk-free rate for the expected term of the option and stock purchase is based on the average yield to maturity of treasury bills and bonds as reported by the Federal Reserve bank of St. Louis in effect at the time of the option grant or stock purchase.
Weighted-average assumptions for options granted and stock purchases under the equity incentive plans for the three and nine months ended June 30, 2006 and 2005, respectively, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005*	2006	2005*
Volatility-stock options	30%	33.6%	31.2%	33.6%
Volatility-stock purchases	30%	33.0%	29%	33.0%
Risk-free interest rates-stock options	4.9%	3.7%	4.6%	3.6%
Risk-free interest rates-stock purchases	3.7%	1.7%	3.7%	1.7%
Expected life (in years)-stock options	3.67	2.5	3.44	2.5
Expected life (in years)-stock purchases	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—

*	The assumptions used in the three and nine months ended June 30, 2005 were used to calculate pro forma net income and net income per share as disclosed in Note 1(d) “Pro-Forma Disclosure for Three and Nine Months ended June 30, 2005” per SFAS No. 123.
A summary of option activity through June 30, 2006, and changes during the quarters then ended, is presented below (in thousands except per share and term amounts):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at October 1, 2005	6,236	$13.42
Granted	105	13.13
Exercised	(222)	7.98
Forfeited, canceled or expired	(124)	11.94

Outstanding at December 31, 2005	5,995	$13.65	7.3	$14,320
Granted	858	11.75
Exercised	(69)	9.15
Forfeited, canceled or expired	(245)	12.14

Outstanding at March 31, 2006	6,539	$13.50	7.3	$8,662
Granted	783	10.99
Exercised	(54)	7.35
Forfeited, canceled or expired	(697)	12.12

Outstanding at June 30, 2006	6,571	$13.40	7.1	$5,650
Exercisable at June 30, 2006	3,645	$14.70	5.4	$5,553
The weighted average grant-date fair value of options granted during the quarter ended June 30, 2006 was $3.21 per share. The aggregate intrinsic value of options exercised during the quarter ended June 30, 2006 was approximately $177,000. The total grant-date fair value of options vested during the quarter ended June 30, 2006 was $892,000. Upon the exercise of options, the Company issues new common stock from its authorized shares.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
A summary of the status of the Company’s unvested stock options as of June 30, 2006, and changes during the quarter ended June 30, 2006, is presented below (in thousands except per share amounts):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Stock option awards:
Nonvested balance at October 1, 2005	2,886	$2.99
Stock options granted	105	3.63
Vested	(221)	2.95
Forfeited	(116)	3.00

Nonvested balance at December 31, 2005	2,654	$3.01
Stock options granted	858	3.57
Vested	(188)	3.15
Forfeited	(230)	3.02

Nonvested balance at March 31, 2006	3,094	$3.15
Stock options granted	783	3.21
Vested	(294)	3.06
Forfeited	(657)	3.04

Nonvested balance at June 30, 2006	2,926	$3.20

As of June 30, 2006, there was $8.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.6 years).
(d) Pro-Forma Disclosure for Three and Nine Months ended June 30, 2005
If the fair value based method prescribed by SFAS No. 123 had been applied in measuring employee stock compensation expense for the three and nine months ended June 30, 2005 the pro-forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported:	$1,235	$3,023
Less: Stock-based compensation expense determined using the fair value method for all awards, zero tax effect*	(734)	(2,789)

Pro forma net income	$501	$234

Basic net income per share:
Basic — as reported	$0.06	$0.15
Basic — pro forma	$0.03	$0.01

Diluted — as reported	$0.06	$0.14
Diluted — pro forma	$0.02	$0.01

*	No tax effects were included in the determination of pro forma net income because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
Excess Occupancy Costs
Excess occupancy costs are fixed costs associated with the portion of the Company’s headquarters’ building not occupied by the Company, such as property taxes, insurance and depreciation. These particular costs, which are reduced by any rental income from the sublease of space in its headquarters building, represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual square footage, which was determined to be approximately 60% of the total rentable square footage of the headquarters’ building during the three and nine months ended June 30, 2006 and 2005. These particular costs are reduced by the rental income from the leasing of space not occupied by the Company in our headquarters building. Rental income was approximately $240,000 and $161,000 for the three months ended June 30, 2006 and 2005, respectively. Rental income was approximately $729,000 and $443,000 for the nine months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Company had leased space with eleven tenants of which ten had non-cancelable operating leases, which expire on various dates through July 2014. As of June 30, 2006, future minimum rents receivable under the leases, are as follows (in thousands):

Twelve Months Ended June 30:
2007	$1,125
2008	1,114
2009	903
2010	393
2011	97
Thereafter	312

Total future minimum rents receivable	$3,944

(2) Revenue Recognition
Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to the Company’s service level management, mobile, and customer experience management services. Mobile subscription service revenue also consists of sales of automated test equipment, engineering and consulting services. Test equipment comprises both hardware and licenses to the Company’s proprietary software. Professional services revenue consists of fees generated by the Company’s professional services. Revenue related to the use of our WebEffective and WebExcellence services is accounted for as either subscription services revenue or professional services revenue depending upon the contracted use.
The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the Emerging Issues Task Force Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.
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
On April 3, 2006, the Company entered into a definitive share purchase and transfer agreement (the “Purchase Agreement”) to acquire SIGOS Systemintegration GmbH (“SIGOS”). As a result of the acquisition of SIGOS, the Company frequently enters into multiple element arrangements with mobile customers, for the sale of is software, hardware, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. The Company’s multiple element arrangements are within the scope of SOP 97-2, as the hardware component of the Company’s multiple element arrangements is deemed to be a software related element. This determination is based on customers not purchasing the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.
None of the SIGOS’ services provided by the Company are considered to be essential to the functionality of the other elements. This assessment is due to the implementation services being performed during a relatively short period compared to the length of the arrangement. Most arrangements have a service period of 12 to 36 months, whereas implementation services are usually completed within 2 months, but no later than 3 months following the delivery of the hardware and software. Additionally, the implementation /integration services are general in nature and the Company has a history of successfully gaining customer acceptance. The Company cannot allocate the arrangement consideration to the multiple elements based on the vender specific objective evidence (“VSOE”) of fair value. Therefore, it recognizes the entire arrangement fee into revenues ratably over the service period once the implementation and integration services are complete. Historically, the service period over which the arrangement fee is ratably recognized ranges from 12 to 36 months. The ratable recognition of revenues begins when evidence of customer acceptance of the software and hardware are operating as intended under the respective arrangement’s contractual terms.
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
The Company also enters into multiple element arrangements, which include both subscription and professional service revenue, other than those involving hardware and software implementation/integration. For these arrangements, the Company recognizes revenue in accordance with EITF 00-21 and allocates and defers revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. The Company determines fair value of the undelivered elements based on historical evidence of its stand-alone sales of these elements to third parties. Generally, when VSOE does not exist for undelivered items, then the entire arrangement fee is recognized ratably over the applicable performance period.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
(3) Comprehensive (Loss) Income
Comprehensive income includes net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The Company has subsidiaries located in France, United Kingdom, Germany and Canada. The functional currency of the Company’s foreign operations is the applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenue and expenses are translated at average exchange rates in effect during the period. Gains and losses from foreign currency transactions are reflected in interest and other expenses in the condensed consolidated statements of operations as incurred. The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net (loss) income	$(1,988)	$1,235	$(1,555)	$3,023
Net unrealized (loss) gain on available-for-sale investments	(13)	298	136	(76)
Foreign currency translation gain (loss)*	1,837	(65)	1,857	(43)

Comprehensive (loss) income	$(164)	$1,468	$438	$2,904

*	The tax effect on the foreign currency translation (loss) gain is immaterial.
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
As of June 30, 2006 and 2005, one customer accounted for 15% and 14% of the Company’s total accounts receivable, respectively. For the three and nine months ended June 30, 2006, one customer accounted for 14% and 12% of the Company’s total revenue, respectively. For the three months ended June 30, 2005, one customer accounted for 12% of the Company’s total revenue. For the nine months ended June 30, 2005, no single customer accounted for more than 10% of total revenue. For the three months ended June 30, 2006 and 2005, the ten largest customers accounted for approximately 35% and 39% of total revenue, respectively. For the nine months ended June 30, 2006 and 2005, the ten largest customers accounted for approximately 33% and 37% of total revenue, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
(5) Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less to be cash equivalents. The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the three or nine months ended June 30, 2006.
The following table summarizes the Company’s cash and cash equivalents as of June 30, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$7,602	$—	$—	$7,602
Commercial paper	14,205	3	—	14,208
Money market fund	1,265	—	—	1,265
Other money market securities	23,469	—	—	23,469

Total	$46,541	$3	$—	$46,544

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of June 30, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
State government agency securities	$9,413	$—	$—	$9,413
FNMA and FHLMC securitites	4,049	—	(26)	4,023
Other U.S. government agency securities	9,125	—	(68)	9,057
Corporate bonds and commercial paper	27,913	3	(292)	27,624

Total	$50,500	$3	$(386)	$50,117

The following table summarizes the maturities of fixed maturity short-term investments available for sale as of June 30, 2006 (in thousands). Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Year ending June 30,
2007	$33,486	$33,281
2008	17,014	16,836

Total	$50,500	$50,117

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
(6) Inventories
Inventories, related to SIGOS, mainly consist of hardware, and to a lesser extent, software and labor costs, and are recorded at the lower of cost (which approximates actual cost on a first-in, first-out basis for finished goods and work-in-process; and a blended average-cost basis for work-in-process labor) or market. Market is based on estimated net realizable value. Work-in-process represents mainly hardware costs which have been deferred to match the pro-rata recognition of revenue over the maintenance periods of the projects. To a lesser extent, work-in-process includes labor associated with projects where revenue has not yet been recognized. Finished goods represent mainly direct costs associated with hardware. Inventories consisted of the following (in thousands):

	June 30,	September 30,
	2006	2005

Work-in-process	$237	$—
Finished goods	764	—

Total	$1,001	$—

(7) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the nine months ended June 30, 2006 (in thousands):

Balance at September 30, 2005	$21,186
Additional goodwill for acquisition of the GomezPro business of Watchfire Corporation (Note 9)	2,379
Additional goodwill for acquisition of SIGOS Systemintegration GmbH business (Note 9)	23,583
Translation adjustments	1,471

Balance at June 30, 2006	$48,619

Identifiable intangible assets amounted to approximately $10.9 million (net of accumulated amortization of approximately $15.8 million) at June 30, 2006, and approximately $3.8 million (net of accumulated amortization of approximately $14.2 million) at September 30, 2005. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Customer
	Based	Based	Trademark	Total
As of June 30, 2006:
Gross carrying value	$15,952	$9,656	$1,119	$26,727
Accumulated amortization	(10,209)	(5,299)	(290)	(15,798)

Net carrying value at June 30, 2006	$5,743	$4,357	$829	$10,929

As of September 30, 2005:
Gross carrying value	$11,623	$6,064	$250	$17,937
Accumulated amortization	(9,263)	(4,664)	(250)	(14,177)

Net carrying value at September 30, 2005	$2,360	$1,400	$—	$3,760

Amortization expense for identifiable intangible assets for the three months ended June 30, 2006 and 2005 was $798,000 and $591,000, respectively. Amortization expense for identifiable intangible assets for the nine months ended June 30, 2006 and 2005 was $1.6 million and $1.9 million, respectively. In-process research and development expenses were $840,000 for the three and nine months ended June 30, 2006. Assuming no additional acquisitions or impairment charges, the amortization expense for existing identifiable intangible assets as of June 30, 2006 is estimated to be approximately $833,000 for the remainder of fiscal 2006, $3.0 million for fiscal 2007, $2.8 million for fiscal 2008, $1.8 million in fiscal 2009, $1.7 million in fiscal 2010, and $831,000 in fiscal 2011.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
(8) Net (Loss) Income Per Share
Basic net (loss) income per share is computed using the weighted-average number of outstanding shares of common stock, summarized below. Diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options to purchase common stock using the treasury stock method.
The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(1,988)	$1,235	$(1,555)	$3,023

Denominator:
Denominator for basic net (loss) income per share—weighted average shares	18,384	19,792	18,670	19,892
Incremental common shares attributable to shares issuable under stock option plans	—	899	—	1,167

Denominator for diluted net income (loss) per share—weighted average shares	18,384	20,691	18,670	21,059

Basic net (loss) income per share	$(0.11)	$0.06	$(0.08)	$0.15
Diluted net (loss) income per share	$(0.11)	$0.06	$(0.08)	$0.14
Potential shares of common stock that have been excluded from the computation of diluted net (loss) income per share because the effect would have been antidilutive were 6.6 million and 2.3 million shares subject to outstanding stock options for the three months ended June 30, 2006 and 2005, respectively. Potential shares of common stock that have been excluded from the computation of diluted net (loss) income per share because the effect would have been antidilutive were 6.6 million and 1.5 million shares subject to outstanding stock options for the nine months ended June 30, 2006 and 2005, respectively. The weighted-average exercise price of excluded outstanding stock options was $13.40 and $20.65 for the three months ended June 30, 2005 and 2006, respectively. The weighted-average exercise price of excluded outstanding stock options was $13.40 and $25.52 for the nine months ended June 30, 2006 and 2005, respectively.
(9) Acquisitions
On April 3, 2006, the Company acquired all the outstanding shares of SIGOS, a mobile data network testing and monitoring solutions provider, for approximately €25 million, or approximately $30.1 million, which consists of the following (in thousands):

Cash paid	$30,078
Direct transaction costs	1,186

$31,264

Of the cash paid at closing, approximately $6 million (€5 million) is withheld in an escrow account for specified indemnity obligations. In addition, the Company will pay as additional purchase consideration up to an additional €8 million, or approximately $10 million at current exchange rates, in cash if certain revenue and profitability milestones are achieved in calendar 2006. Amounts paid, if any, will increase the purchase price. As of June 30, 2006, the Company had paid approximately $408,000 of the estimated $1.2 million of direct transaction costs. The Company believes the acquisition will enhance and broaden its mobile testing and monitoring solutions.
The Company believes that its purchase of SIGOS resulted in the allocation of considerable amounts to goodwill because of significant synergistic and strategic benefits that it expects to realize from the acquisition. The Company believes that it, unlike other market participants, had unique opportunities to generate revenues and profits through offering complementary leading technology solutions for heavy-duty network testing, active service monitoring and alerting systems to mobile network operations and content providers.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
The purchase price for the acquisition of SIGOS has been preliminarily allocated to assets and liabilities acquired based upon management’s estimate of their fair values. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. The Company is in the process of completing its fair value analysis for certain working capital items, intangible assets and deferred revenue. Any changes to those fair value estimates will be reflected in goodwill. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of April 3, 2006 (in thousands):

Cash and cash equivalents	$1,800
Short-term investments	489
Accounts receivable	1,244
Prepaid expenses	178
Inventories	863
Property, plant, equipment and software	691
Deferred taxes	269
Intangible Assets:
Customer-based intangibles (weighted-average amortization period of 5 years)	3,248
Technology-based intangibles (weighted-average amortization period of 5 years)	3,754
Tradenames and trademarks (weighted-average amortization period of 5 years)	818
In-process research and development	840
Goodwill	23,583

Total assets acquired	37,777
Liabilities assumed	(1,709)
Capital lease obligation	(56)
Deferred revenue	(1,444)
Long-term deferred tax liability	(3,304)

Total purchase price, including direct acquisition costs	$31,264

In-process research and development expense of approximately $840,000 is related to the estimated fair value of an acquired in-process research and development project in connection with the acquisition of SIGOS. This project is related to certain components of SIGOS SITE technology, which had not yet reached technological feasibility and had no alternative future use. The estimated fair value of this project was determined based on the income approach as of the acquisition date which represents the present worth of the net economic benefit to be received over the life of the developed asset. This approach includes estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows to present value through “discounting.” The discounting process uses a rate of return that accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows over the life of the asset is totaled to arrive at an indication of the fair value of the asset. This amount was immediately expensed as of the acquisition date. These components of the SIGOS SITE technology are expected to be generally available by December 31, 2006.
The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the nine months ended June 30, 2006 and 2005, assuming SIGOS had been acquired at the beginning of each period presented (in thousands, except per share data):

	Nine Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2005

Revenue	$47,835	$50,889
Net income*	$109	$5,757
Net income per share-basic	$0.01	$0.29
Net income per share-fully diluted	$0.01	$0.27
Shares used in pro forma per share computation-basic	18,670	19,892
Shares used in pro forma per share computation-fully diluted	19,454	21,059

*	Included in the unaudited pro-forma net income for the nine months ended June 30, 2006 is a charge of approximately $840,000 related to acquired in-process research and development costs.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
On November 30, 2005, the Company acquired the GomezPro business of Watchfire Corporation, a consultative e-business financial performance business, for a purchase price of approximately $2.5 million plus direct transaction costs of $128,000. Pursuant to the Asset Purchase Agreement, the initial cash purchase price of $2.5 million was reduced by approximately $45,000 which represented the difference between the total assets and liabilities of the business (“net assets”) as of the acquisition date which had the net impact of decreasing goodwill. In the second quarter of fiscal 2006, the Company increased goodwill as it adjusted the initial purchase price allocations for deferred revenue and certain accruals by approximately $8,000. In addition, approximately $250,000 of the purchase price was held back and will be released in December 2006 pursuant to an escrow agreement. The results of operations for this business are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition. The Company believes this acquisition will enhance and broaden its customer experience management solutions for assessing, benchmarking and improving the online customer experience.
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

Pro forma consolidated results of operations have not been presented for this acquisition as the effect of this acquisition was not considered material to the three or nine months ended June 30, 2006.
In connection with the acquisition of Vividence Corporation (“Vividence”) in September 2004, an escrow fund was established to secure the indemnification obligations relating to the acquisition of Vividence. In October 2005, $310,000 was disbursed from escrow to the various respective parties in the amounts specified in the Vividence Merger Agreement. During the three months ended June 30, 2006, the Company paid approximately $5,000 in legal fees related to the Vividence escrow disbursements.
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
(10) Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2006 and 2005 was (34.0%) and 7.0%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2006 and 2005 was 5.4% and 6.7%, respectively.
The Company’s effective tax rate for the three and nine months ended June 30, 2006 includes the impact of acquisition related charges and other items treated as discrete events in the three month period ended June 30, 2006. Exclusive of these discrete items, the effective tax rates for the three and nine month periods ending June 30, 2006 would be approximately (47.1%) and (21.2%), respectively.
The change in the effective tax rate was primarily due to three factors: 1) United States (“US”) domestic deferred income tax expense was included in the tax rate for the three and nine months ended June 30, 2006 but was not included in the tax rate for the nine months ended June 30, 2005 since the Company had a full valuation allowance as of June 30, 2005; 2) the tax effects of SIGOS that was included in the computation of the tax rate for the three and nine months ended June 30, 2006 but was not included in the computation of the tax rate for the three and nine months ended June 30, 2005 since the Company acquired SIGOS April 3, 2006. These effects included in-process research and development expenses, which was treated as a discrete item in the third quarter of fiscal 2006, and included a foreign tax rate differential from the US statutory rate; and 3) the combined effect of the stock-based compensation charges under SFAS No. 123R associated with the incentive stock options and 1999 Employee Stock Purchase Plan (“ESPP”) shares which are not recognized for tax provision purposes, and other miscellaneous items.
Significant management judgment is involved in determining the extent to which a valuation allowance is necessary. In the nine months ended June 30, 2005, it was management’s judgment that a full valuation allowance was required against the deferred tax assets due to the limited history of profitable quarters and uncertainties in projecting future taxable income at that time as a result of recent acquisitions; however, as of the year ended

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
September 30, 2005, the projected sources of taxable income were considered to be sufficient to eliminate a portion of the valuation allowance. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be increased or reduced further, which would increase or reduce the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately. SFAS No. 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and ESPP shares, which have no associated tax benefit to the Company. In a future period it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result.
The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004, and it creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations, with the balance of 15% taxed at regular rates with no offset for loss carryovers. The deduction is subject to several limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. The Company does not have sufficient accumulated foreign profits to justify the administrative costs and professional fees to repatriate the funds under this provision. Further, there is an approximate 5% tax cost of repatriation the Company would incur upon repatriation. Therefore, based on the Company’s current understanding of the Act and subsequent guidance published by the U.S. Treasury Department, the Company does not intend to repatriate dividends subject to the elective 85% dividends received deduction.
(11) Commitments and Contingencies
   (A) Leases
The Company leases certain of its facilities and equipment under non-cancelable capital and operating leases, which expire on various dates through August 2015. As of June 30, 2006, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
Twelve months ended June 30:	Leases	Leases
2007	$674	$41
2008	530	27
2009	495	16
2010	504	15
2011	437	3
Thereafter	1,182	—

Total minimum lease payments	$3,822	102

Less amounts representing interest		(8)

Present value of minimum lease payments		94
Less current portion of capital lease obligation		38

Long-term portion of capital lease obligation		$56

Rent expense for the three months ended June 30, 2006 and 2005 was approximately $219,000 and $117,000, respectively. Rent expense for the nine months ended June 30, 2006 and 2005 was approximately $535,000 and $357,000, respectively.
   (B) Commitments
The Company has contingent commitments, which range in length from one to twelve months, to 125 bandwidth and collocation providers amounting to $937,000 in the aggregate for 108 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.
   (C) Legal Proceedings
Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as June 30, 2006 and September 30, 2005, as the Company anticipates that it will be dismissed from the case as a result of the settlement.
The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
   (D) Warranties
The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision.
  (E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2006 and September 30, 2005 in the condensed consolidated balance sheets.
(12) Stock Repurchase Program
The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. Pursuant to the stock repurchase program, approximately 13.7 million shares had been repurchased as of June 30, 2006 for an aggregate price of approximately $128.6 million.
On February 3, 2006 and June 8, 2006, the Company entered into agreements with UBS Securities LLC (“UBS”) to establish trading plans (the “Trading Plans”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plans instruct UBS to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares per Trading Plan of the Company’s common stock.
The Company repurchased 1.4 million and 826,000 shares during the three months ended June 30, 2006 and 2005, for $14.6 million and $9.4 million, respectively. The Company repurchased 1.5 million and 1.0 million shares during the nine months ended June 30, 2006 and 2005, for approximately $16.2 million and $11.7 million, respectively.
As of June 30, 2006, the Company was authorized to repurchase up to an additional $64.4 million of its common stock pursuant to this stock repurchase program.
The Company retired 122,000 and 200,000 shares of treasury stock during the three months ended June 30, 2006 and 2005, respectively. The Company retired 974,000 and 200,000 shares of treasury stock during the nine months ended June 30, 2006 and 2005, respectively.
(13) Geographic and Segment Information
The Company operates in a single industry segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications. While the Company operates under one operating segment, management reviews revenue under three categories – service level management, mobile and customer experience management services in addition to subscription services and professional services revenue. Management continues to allocate resources based on the one operating segment.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
United States	$11,681	$12,060	$35,669	$36,674
Europe*	1,829	1,250	4,040	3,090
Other*	357	155	613	454

	$13,867	$13,465	$40,322	$40,218

	June 30,	September 30,
	2006	2005

Long Lived Assets:
United States	$33,955	$34,665
Germany	727	—
Other	18	4

	$34,700	$34,669

*No individual country represents more than 10% of revenues.
Revenues are attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets of approximately $727,000 in Germany include tangible assets related to the acquisition of SIGOS.
The following table identifies which services are categorized as service level management, mobile and customer experience management services and where they are recorded in the Company’s consolidated statements of operations (listed in alphabetical order):

	Subscription	Professional
	Services	Services
Service Level Management:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X

Mobile:
Wireless Perspective	X
Mobile Application Perspective	X
SIGOS SITE	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —(Continued)
The following table summarizes service level management, mobile, and customer experience management solutions revenue (in thousands):

	2006	2005
	(in thousands)
For the three months ended June 30:
Service level management	$9,623	$10,041
Mobile	1,949	442
Customer experience management	2,295	2,982

Total Revenue	$13,867	$13,465

For the nine months ended June 30:
Service level management	$29,313	$29,353
Mobile	2,976	1,583
Customer experience management	8,033	9,282

Total Revenue	$40,322	$40,218

(14) Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.
In June 2006, Emerging Issues Task Force (“EITF”) issue EITF 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)” was ratified. This issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and requires additional disclosures related to those taxes on either a gross (included in revenues) or a net (excluded from revenues) basis. This issue is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of EITF 06-3 on its consolidated results of operations and financial condition.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Keynote Systems, Inc. (referred to herein as “we,” “us,” “Keynote” or “the Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, and subsequent filings with the Securities and Exchange Commission (the “SEC”).
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
Overview
We offer technology-based solutions that enable corporate enterprises to improve their online business performance and communications technologies. We categorize our solutions in three broad areas: service level management (“SLM”), mobile, and customer experience management (“CEM”). The SLM category consists of our traditional Perspective Measurement Services, Voice Perspective, Load Pro testing engagements and Enterprise Solutions professional services. The Mobile category consists of our Wireless Perspective, Mobile Application Perspective Services and SIGOS’ SITE solutions which provide services for testing mobile networks, content and components and offers and sells to customers automatic test equipment and related engineering and consulting services. Test equipment comprises both hardware and licenses to our proprietary software. The CEM category consists of the WebEffective and WebExcellence services, whether sold on a technology license basis or as part of a competitive intelligence study or custom engagement. All of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.
We offer our SLM and our non-SIGOS mobile services primarily on a subscription basis. Our SIGOS mobile services are offered on a perpetual license basis and revenue is recognized over the maintenance period. Our CEM services are offered primarily on an engagement basis although, in some cases, we offer SLM professional services on an incident and per engagement basis. We also offer the use of our CEM technology for a fixed period on a self-service subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of URLs, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted.
On April 3, 2006, we entered into a definitive share purchase and transfer agreement (the “Purchase Agreement”) to acquire SIGOS Systemintegration GmbH (“SIGOS”). Pursuant to the terms of the Purchase Agreement, we acquired all the outstanding shares of SIGOS for approximately $30.1 million (€25 million) in cash. Of the cash paid at closing, approximately $6 million (€5 million) is being held in an escrow account for indemnity obligations of the SIGOS shareholders. In addition, we will pay as additional purchase consideration up to €8 million, or approximately $10 million at current exchange rates, in cash if certain revenue and profitability milestones are achieved in calendar 2006.
The preliminary purchase price allocation for SIGOS at April 3, 2006, included approximately $840,000 of in-process research and development, and $31.4 million of goodwill and other intangibles. In the quarter ended June 30, 2006, we recognized approximately $1.4 million in revenues and approximately $3.3 million in expenses related to SIGOS’ operations for the period where we were a combined entity. There can be no assurance that the process of integrating the companies’ operations will not be disruptive to our business.
Our net income decreased by $3.2 million, from net income of $1.2 million for the quarter ended June 30, 2005 to net loss of $2.0 million for the quarter ended June 30, 2006. Total revenue increased approximately $402,000 or 3%, from approximately $13.5 million for the quarter ended June 30, 2005 to approximately $13.9 million for the quarter ended June 30, 2006. The increase in revenue was mainly related to $1.4 million in SIGOS SITE revenues as a result of the acquisition of SIGOS which closed on April 3, 2006, offset by decreased contribution from our CEM WebEffective, and to a lesser extent, decreased contribution from our Enterprise Solutions professional service engagements and our Load Pro testing engagements. Total expenses increased by $5.1 million from approximately $13.0 million for the quarter ended June 30, 2005 to approximately $18.1 million for the quarter ended June 30, 2006. The increase in total expenses was mainly attributable to a $3.3 million increase related to costs associated with the SIGOS acquisition which closed on April 3, 2006 and an increase in approximately $925,000 in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005. Further increases resulted from costs of subscription services related to increased depreciation, equipment charges, and connection fees, and increased sales and marketing expenses as a result of international sales growth with the addition of five sales personnel causing an increase in personnel and associated compensation and travel related expenses. Increased expense also resulted from increased consulting expenses, a $110,000 employee restructuring charge, and increased recruiting fees and travel and entertainment expenses. The increase in total expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, was offset by lower amortization expense due to certain intangible assets being fully amortized in the second half of fiscal 2005 and first half of fiscal 2006 and lower excess occupancy costs due to the leasing of additional space in our headquarters’ building during fiscal 2005.
Our net income decreased by $4.6 million, from net income of $3.0 million for the nine months ended June 30, 2005 to net loss of $1.6 million for the nine months ended June 30, 2006. Total revenue increased by approximately $104,000, less than 1%, from approximately $40.2 million for the nine months ended June 30, 2005 to approximately $40.3 million for the nine months ended June 30, 2006. The increase in revenue was mainly related to SIGOS SITE revenues as a result of the acquisition of SIGOS and increased contribution from our Transaction Perspective and Application Perspective subscription services, and our WebExcellence services, partially offset by decreased contribution from our CEM WebEffective, Enterprise Solutions professional services, Load Pro testing engagements, and Web Site Perspective services. Total expenses increased by $6.1 million, from approximately $39.3 million for the nine months ended June 30, 2005 to approximately $45.4 million for the nine ended June 30, 2006. The increase in total expenses for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005, was mainly attributable to a $3.3 million increase related to costs associated with the SIGOS acquisition which closed on April 3, 2006 and a $2.6 million increase in stock-based compensation expense due to the adoption of SFAS No. 123R on October 1, 2005. Further increases resulted from costs of subscription services related to increased depreciation, equipment charges and connection fees, and increased sales and marketing expenses as a result of international sales growth with the addition of five sales personnel causing an increase in personnel and associated compensation and travel related expenses. Increased expense also resulted from increased consulting expenses, restructuring costs recorded of $110,000, an increase in recruiting fees, travel and entertainment, and marketing expenses for events, and web site design. The increase in total expenses was offset by the following, as listed in descending order of impact: lower amortization expense due to certain intangible assets being fully amortized in the second half of fiscal 2005 and first half of fiscal 2006; a $439,000 net reduction in expenses due to refunds and the reversal of accruals related to the resolutions of our property tax returns for the fiscal years 2002 through 2004; the resolution of a preferential claim settlement for $184,000; and lower excess occupancy costs due to the leasing of additional space in our headquarters’ building during fiscal 2005. The $439,000 net reduction in expenses related to our property taxes and the $184,000 reduction in expense related to our preferential claim settlement are not expected to recur.
At the end of June 30, 2006 and 2005, we measured for revenue 9,586 and 8,409 Internet URLs, respectively.
For the three and nine months ended June 30, 2006, our 10 largest customers accounted for approximately 35% and 33%, of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
We believe that the challenges for our business include increasing SLM, mobile and CEM revenue by generating organic revenue growth from our existing services and by continuing to internally develop enhanced services, integrating and realizing anticipated benefits from our prior acquisitions and any acquisitions that may occur in the future and continuing to control our expenses for the remainder of fiscal 2006.
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
•	Revenue recognition

•	Allowance for doubtful accounts and billing allowance

•	Valuation of inventory

•	Allocation of purchase price for business combinations

•	Impairment assessments of goodwill, identifiable purchased intangibles, and long-lived assets

•	Stock-based compensation

•	Accounting for income taxes and deferred income tax assets
Revenue Recognition
Revenue consists of subscription services revenue and professional services revenue. Subscription services revenue consists of fees from subscriptions to our service level management, mobile, and customer experience management services. Mobile subscription service revenue also consists of sales of automated test equipment, engineering and consulting services. Test equipment comprises both hardware and licenses to our proprietary software. Professional services revenue consists of fees generated by our professional services. Revenue related to the use of our WebEffective and WebExcellence services is accounted for as either subscription services revenue or professional services revenue depending upon the contracted use.
We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the Emerging Issues Task Force Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”.
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
Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services and perpetual license revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any uncollected deferred revenue reduces the balance of accounts receivable. All discounts granted reduce revenue. Revenue is not recognized for free trial periods.
The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision.

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
As a result of the SIGOS acquisition, we frequently enter into multiple element arrangements with mobile customers, for the sale of our software, hardware, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. Our multiple element arrangements are within the scope of SOP 97-2, as the hardware component of the Company’s multiple element arrangements is deemed to be a software related element. This determination is based on customers not purchasing the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.
None of the SIGOS’ services we provide are considered to be essential to the functionality of the other elements. This assessment is due to the implementation services being performed during a relatively short period compared to the length of the arrangement. Most arrangements have a service period of 12 to 36 months, whereas implementation services are usually completed within 2 months, but no later than 3 months following the delivery of the hardware and software. Additionally, the implementation /integration services are general in nature and we have a history of successfully gaining customer acceptance. We cannot allocate the arrangement consideration to the multiple elements based on the vender specific objective evidence (“VSOE”) of fair value. Therefore, we recognize the entire arrangement fee into revenues ratably over the service period once the implementation and integration services are complete. Historically, the service period over which the arrangement fee is ratably recognized ranges from 12 to 36 months. The ratable recognition of revenues begins when evidence of customer acceptance of the software and hardware are operating as intended under the respective arrangement’s contractual terms.
Professional Services Revenue: Professional services revenue consists of fees generated by our professional services, and is recognized as the services are performed, typically over a period of one to three months. For professional service projects that span one month or less, we recognize revenue once the project is complete. For professional service projects that contain milestones, we recognize revenue once the services or milestones have been delivered. For those professional service projects that do not have milestones, we recognize revenue as services are proportionally performed, based on labor hours incurred as a percentage of total estimated hours. Payment occurs either up front or over time.
We also enter into multiple element arrangements, which include both subscription and professional service revenue, other than those involving hardware and software implementation/integration. For these arrangements, we recognize revenue in accordance with EITF 00-21 and allocate and defer revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. We determine fair value of the undelivered elements based on historical evidence of its stand-alone sales of these elements to third parties. Generally, when VSOE does not exist for undelivered items, then the entire arrangement fee is recognized ratably over the applicable performance period.
Revenue results are difficult to predict and any shortfall in revenue or unforeseen delay in recognizing revenue could cause our operating results to vary from quarter to quarter.
Allowance for Doubtful Accounts and Billing Allowance
Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $413,000, or 6% of total accounts receivable, and approximately $534,000, or 8% of total accounts receivable, as of June 30, 2006 and September 30, 2005, respectively. The decrease in our allowance for doubtful accounts and billing allowance is due to improved collection experience rates and a reduction in actual billing adjustments.
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
Billing allowance represents the reserve for potential billing adjustments that are recorded as a reduction of revenue and is calculated on a percentage of revenue based on historical trends and experience. The allowance for doubtful accounts and billing allowance represent management’s best estimate, but changes in circumstances relating to accounts receivable and billing adjustments, including unforeseen declines in market conditions and collection rates and the number of billing adjustments, may result in additional allowances in the future or reductions in allowances due to future recoveries or trends.
Valuation of Inventory
Our inventories, related to SIGOS, are stated at the lower of cost (determined on a first-in, first-out basis for finished goods and work-in-process; and a blended average-cost basis for work-in-process labor) or market. Market is based on estimated net realizable value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value provision is charged to cost of subscription services at the point of market decline value. Work-in-process represents mainly hardware costs which have been deferred to match the pro-rata recognition of revenue over the maintenance periods of the projects. To a lesser extent, work-in-process includes labor associated with projects where revenue has not yet been recognized. Finished goods represent mainly direct costs associated with hardware.
We evaluate our ending inventories for excess quantities and obsolescence on an annual basis. This evaluation includes analysis of historical and forecasted sales of our product. Inventories on hand in excess of forecasted demand are provided for. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions, and product life cycles.
Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence and which are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs.
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

Stock-Based Compensation
We issue stock options to our employees and outside directors and provide our employees the right to purchase common stock under employee stock purchase plans. Since October 1, 2005, we account for stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options or issue of stock under employee stock purchase plans. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 1 to the Notes to Condensed Consolidated Financial Statements.
Accounting for Income Taxes and Deferred Income Tax Assets
We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a period, our deferred tax expense increases. If a valuation allowance is decreased, deferred tax expense may be reduced, goodwill may be reduced, or paid in capital may be increased, depending on the nature and source of the deferred tax assets. This analysis is applied on a jurisdiction by jurisdiction basis.
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Tax planning strategies may be implemented which would affect the tax rate. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate. We perform an analysis of our effective tax rate and we assess the need for a valuation allowance against our deferred tax assets quarterly.
The uncertainties which could affect the realization of our deferred tax assets include various factors as described in the risk factors section including the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized. As of September 30, 2005, we had a material weakness in our internal controls over financial reporting with respect to our accounting for income taxes. We have taken steps to ensure that this material weakness was remediated by implementing enhanced control processes over accounting for income taxes including hiring a third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of our income tax provision and deferred tax assets and liabilities.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Subscription services	82.6%	74.6%	77.4%	73.9%
Professional services	17.4	25.4	22.6	26.1

Total revenue	100.0	100.0	100.0	100.0
Expenses:
Costs of subscription services	17.6	9.7	13.5	9.9
Costs of professional services	16.7	15.5	17.3	17.3
Research and development	19.2	13.6	16.7	14.6
Sales and marketing	33.5	23.4	29.9	24.1
Operations	13.5	11.4	13.3	11.3
General and administrative	17.6	17.5	15.8	14.9
Excess occupancy costs	0.3	0.8	0.0	0.9
Amortization of identifiable intangible assets	5.8	4.4	4.0	4.8
In-process research and development	6.1	0.0	2.1	0.0

Total expenses	130.3	96.3	112.6	97.8

(Loss) income from operations	(30.3)	3.7	(12.6)	2.2
Interest income, net	8.6	6.2	8.9	5.8

Net (loss) income before provision for income taxes	(21.7)	9.9	(3.7)	8.0
Benefit (provision) for income taxes	7.4	(0.7)	(0.2)	(0.5)

Net (loss) income	(14.3)%	9.2%	(3.9)%	7.5%

Comparison of Three and Nine Months Ended June 30, 2006 and 2005
Revenue

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
Subscription services	$11,448	$10,043	14.0%
Professional services	2,419	3,422	(29.3)%

Total revenue	$13,867	$13,465	3.0%

For the nine months ended June 30:
Subscription services	$31,215	$29,718	5.0%
Professional services	9,107	10,500	(13.3)%

Total revenue	$40,322	$40,218	0.3%

Subscription Services. Revenue from subscription services increased $1.4 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Revenue from subscription services increased $1.5 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. The increase in subscription services revenue for the three months ended June 30, 2006, as listed in descending order of impact, was mainly attributable to incremental revenue generated from the acquisition of SIGOS on April 3, 2006, and increased sales of our Application Perspective, our CEM WebExcellence, our

Transaction Perspective, our Wireless Perspective, our Voice Perspective, and our Streaming Perspective services, offset by a decrease in sales of our Web Site Perspective and Enterprise Solutions services.
The increase in subscription services revenue for the nine months ended June 30, 2006, as listed in descending order of impact, was mainly attributable to an increase in our SIGOS SITE revenues due to the acquisition of SIGOS on April 3, 2006, and increased sales of our CEM WebExcellence, our Application Perspective, our Voice Perspective, and our Streaming Perspective services, offset by decreases in sales of our Web Site Perspective, our Enterprise Solutions services, our NetMechanic, our Red Alert, our CEM WebExcellence, and our Test Perspective services.
Professional Services. Revenue from professional services decreased $1.0 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Revenue from professional services decreased $1.4 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. The decrease in professional services revenue for the three months ended June 30, 2006, as listed in descending order of impact, was primarily due to decreased contribution from our CEM WebEffective engagements and, to a lesser extent, a decreased contribution in our Enterprise Solutions professional services and Load Pro testing engagements.
The decrease in professional services revenue for the nine months ended June 30, 2006 was primarily due to decreased contribution from our CEM WebEffective engagements, our Load Pro testing engagements, and our Enterprise Solutions professional services, offset partially by increased contributions from our CEM WebExcellence engagements. Because our consulting and support services are provided on a per engagement basis, revenue depends on the number of engagements and the size of such engagements. As a result, consulting and support services revenue are less predictable than subscription services revenue and may vary from period to period.
In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as SLM, mobile, and CEM. The following table identifies which services are categorized as SLM, mobile and CEM revenue and where they are recorded in our condensed consolidated statements of operations listed in alphabetical order:

	Subscription	Professional
	Services	Services
Service Level Management:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X

Mobile:
Wireless Perspective	X
Mobile Application Perspective	X
SIGOS SITE	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X

The following table summarizes SLM, mobile and CEM revenue:

			%
	2006	2005	Change
	(In thousands)
For the Three Months Ended June 30:
SLM Subscriptions	$8,909	$9,160	(2.7)%
SLM Engagements	714	881	(19.0)%

Total SLM revenue	9,623	10,041	(4.2)%

Mobile Subscriptions	1,949	442	341.0%
Mobile Engagements	—	—	—%

Total Mobile Revenue	1,949	442	341.0%

CEM Subscriptions	590	441	33.8%
CEM Engagements	1,705	2,541	(32.9)%

Total CEM revenue	2,295	2,982	(23.0)%

Total revenue	$13,867	$13,465	3.0%

For the Nine Months Ended June 30:
SLM Subscriptions	$26,567	$26,568	(0.0)%
SLM Engagements	2,746	2,785	(1.4)%

Total SLM revenue	29,313	29,353	(0.1)%

Mobile Subscriptions	2,976	1,583	88.0%
Mobile Engagements	—	—	—%

Total Mobile Revenue	2,976	1,583	88.0%

CEM Subscriptions	1,672	1,567	6.7%
CEM Engagements	6,361	7,715	(17.6)%

Total CEM revenue	8,033	9,282	(13.5)%

Total revenue	$40,322	$40,218	0.3%

SLM revenue decreased by $418,000 for the three months ended June 30, 2006 compared to three months ended June 30, 2005. SLM revenue represented 69% and 75% of total revenue for the three months ended June 30, 2006 and 2005, respectively. The decrease in SLM revenue for the three months ended June 30, 2006 was mainly attributable to decreased contribution from our Web Site Perspective, our Enterprise Solutions professional services, and our Load Pro testing engagements, offset partially by increased contribution from our Application Perspective, our Transaction Perspective, and our Voice Perspective services. SLM revenue decreased by $40,000 for the nine months ended June 30, 2006 compared to nine months ended June 30, 2005 and represented 73% of total revenue for both the nine months ended June 30, 2006 and 2005.
Mobile revenue increased by $1.5 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Mobile revenue represented 14% and 3% of total revenue for the three months ended June 30, 2006 and 2005, respectively. Mobile revenue increased by $1.4 million for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Mobile revenue represented 7% and 4% of total revenue for the nine months ended June 30, 2006 and 2005, respectively. Both the increases for the three and nine months ended June 30, 2006 were mainly attributable to the addition of SIGOS SITE due to the acquisition of SIGOS on April 3, 2006, and to a lesser extent, an increase in Wireless Perspective services for the three months ended June 30, 2006.
CEM revenue decreased by $687,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. CEM revenue represented 17% and 22% of total revenue for the three months ended June 30, 2006 and 2005, respectively. CEM revenue decreased by $1.2 million for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. CEM revenue represented 20% and 23% of total revenue for the nine months ended June 30, 2006 and 2005, respectively. The decrease in CEM revenue for both the three and nine months ended June 30, 2006 was mainly attributable to a decrease in WebEffective engagements and decreased subscription renewals to our WebEffective technology, offset partially by an increased contribution from our WebExcellence technology and engagements.
For both the three and nine months ended June 30, 2006, Microsoft Corporation accounted for 14% and 12% of total revenue, respectively. For the three months ended June 30, 2005, Microsoft Corporation accounted for 12% of total revenue. For the nine months ended June 30, 2005, no single customer accounted for more than 10% of total revenue. As of June 30, 2006, Microsoft Corporation accounted for 15% of our total accounts receivable. International sales were approximately 15% and 10% of our total revenue for the three months ended June 30, 2006 and 2005, respectively. International sales were approximately 11% and 8% of our total revenue for the nine months ended June 30, 2006 and 2005, respectively.
Expenses:
   Costs of Subscription and Professional Services

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
Costs of subscription services	$2,442	$1,308	86.7%
Costs of professional services	2,314	2,088	10.8%

For the nine months ended June 30:
Costs of subscription services	5,453	3,968	37.4%
Costs of professional services	6,969	6,956	0.2%
Costs of Subscription Services. Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Cost of subscription services also includes cost of materials, supplies, and merchandise related to the sale of our SIGOS SITE services. Costs of subscription services increased $1.1 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and represented 21% and 13% of subscription services revenue for the three months ended June 30, 2006 and 2005, respectively. Costs of subscription services increased $1.5 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005 and represented 17% and 13% of subscription services revenue for the nine months ended June 30, 2006 and 2005, respectively. An increase in cost of approximately $666,000 for both the three and nine months ended June 30, 2006 was due to the inclusion of cost of materials related to the SIGOS SITE service as a result of the acquisition of SIGOS on April 3, 2006. Additional increases for both the three and nine months ended June 30, 2006, resulted from increased depreciation, equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers, and increased depreciation related to cost of third party software for a product that was launched during the quarter ended March 31, 2006.
Costs of Professional Services. Costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting costs to deliver our professional services, panel and reward costs associated with our WebEffective and WebExcellence Intelligence Platform services, all load-testing bandwidth costs and related network infrastructure costs. Costs of professional services increased $226,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, and represented 96% and 61% of professional services revenue for the three months ended June 30, 2006 and 2005, respectively. Costs of professional services increased $13,000 for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005, and represented 77% and 66% of professional services revenue for both the nine months ended June 30, 2006 and 2005. The increase in costs of professional services for the three months ended June 30, 2006 mainly related to an increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005, additional personnel costs associated with our acquisition of the GomezPro division of Watchfire in November 2005, an increase in rent expense, and an increase in panel and rewards expenses associated with our Competitive Intelligence studies. For the nine months ended June 30, 2006, the increase in costs of professional services was due to an increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005, partially offset by a decrease in costs associated with the decrease in the CEM WebEffective engagements resulting in a decrease in labor, panel and reward costs. An additional reduction in expense was due to a reduction in SLM professional services personnel as compared to June 30, 2005.

Research and Development

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
Research and development	$2,673	$1,829	46.1%

For the nine months ended June 30:
Research and development	$6,753	$5,865	15.1%
Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased by $844,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Research and development expenses increased by $888,000 for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. An increase in research and development costs for both the three and nine months ended June 30, 2006 of approximately $601,000 was due to the acquisition of SIGOS on April 3, 2006. Additional expense of approximately $226,000 and $627,000, for the three and nine months ended June 30, 2006, respectively, related to stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005. For the nine months ended June 30, 2006, the increase in research and development expense was partially offset by a reduction in expense attributable to a reduction in personnel. To date, all internal research and development expenses have been expensed as incurred. We do not anticipate that research and development expenses for the fourth quarter of fiscal 2006 will change significantly in absolute dollars compared to the third quarter of fiscal 2006.
   Sales and Marketing

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
Sales and marketing	$4,653	$3,154	47.5%

For the nine months ended June 30:
Sales and marketing	$12,042	$9,689	24.3%
Sales and marketing expenses consist primarily of salaries, stock-based compensation, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $1.5 million for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Our sales and marketing expenses increased $2.4 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. An increase in sales and marketing costs for both the three and nine months ended June 30, 2006 of approximately $378,000 was due to the acquisition of SIGOS on April 3, 2006. Additional sales and marketing expense of approximately $266,000 and $767,000, for the three and nine months ended June 30, 2006, respectively, related to stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005. Additional sales and marketing expenses for both periods were mainly attributable to an increase in international growth and the addition of five sales personnel and related travel costs associated with this growth, employee restructuring charges of $110,000, an increase in recruiting fees, an increase in tradeshow costs, and marketing expenses related to modifications to our web site.

   Operations

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
Operations	$1,867	$1,543	21.0%

For the nine months ended June 30:
Operations	$5,361	$4,548	17.9%
Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $324,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Our operations expenses increased $813,000 for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. The increases in operations expenses for both the three and nine month periods were primarily attributable to an increase in stock-based compensation due to the adoption of SFAS 123R on October 1, 2005. Additional increases for the three and nine months ended June 30, 2006 resulted from increased consulting expenses and increased equipment maintenance and repair expenses. During the three and nine months ended June 30, 2006, operations expense also increased as a result of increased personnel costs, including bonus and salary increases for the three and nine months ended June 30, 2006. We do not anticipate that operations expenses for the fourth quarter of fiscal 2006 will change significantly in absolute dollars compared to the third quarter of fiscal 2006.
   General and Administrative

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
General and administrative	$2,443	$2,352	3.9%

For the nine months ended June 30:
General and administrative	$6,354	$5,986	6.1%
General and administrative expenses consist primarily of salaries and related expenses including stock-based compensation, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $91,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. An increase in cost for the three months ended June 30, 2006 of approximately $375,000 was mainly due to the acquisition of SIGOS on April 3, 2006 and also attributable to an increase of $121,000 related to stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005. In addition, for the three months ended June 30, 2006, travel and entertainment expenses increased due to our SIGOS acquisition, and business tax expense increased as compared to the same period of 2005 due to a state tax refund received in the three months ended June 30, 2005 that did not recur in the three months ended June 30, 2006. These increases for the three months ended June 30, 2006, were partially offset by a decrease of approximately $592,000 in legal expenses associated with a litigation settlement related to our Netraker acquisition during the three months ended June 30, 2005. There was no similar expense recorded for the three months ended June 30, 2006.
General and administrative expenses increased $368,000 for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. An increase in cost for the nine months ended June 30, 2006 of approximately $375,000 was mainly due to the acquisition of SIGOS on April 3, 2006 and also attributable to an increase of $308,000 related to stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005. In addition, for the nine months ended June 30, 2006, audit and accountancy fees increased due to increased regulatory and compliance requirements, business tax expense increased as compared to the same period of 2005 due to a state tax refund received in the nine months ended June 30, 2005 that did not recur in the nine months ended June 30, 2006, and travel and entertainment expense increased mainly due to our SIGOS acquisition. These increases were partially offset by a decrease of approximately $767,000 in legal expenses mainly associated with a litigation settlement related to our Netraker acquisition during the three months ended June 30, 2005. There was no similar expense recorded for the nine months ended June 30, 2006. For the nine months ended June 30, 2006, additional reductions to expense resulted from the settlement of a preferential claim in the quarter ended June 30, 2006 for approximately $184,000. The $184,000 reduction in expense related to the settlement of a preferential claim is not expected to recur. We do not anticipate that general and administrative expenses for the fourth quarter of fiscal 2006 will change significantly in absolute dollars compared to the third quarter of fiscal 2006.

   Excess Occupancy Costs

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
Excess occupancy costs	$38	$105	(63.8)%

For the nine months ended June 30:
Excess occupancy costs	$(12)	$353	(103.4)%
Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters’ building, such as property taxes, insurance, and depreciation. These particular expenses are reduced by the rental income from the leasing of our space in our headquarters building. The costs are based on the actual unoccupied square footage, which was 60% of the total rentable square footage of the headquarters’ building for both the three and nine months ended June 30, 2006 and 2005. Excess occupancy costs decreased $67,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Excess occupancy costs decreased $365,000 for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. The decreases in expenses were primarily due to a $79,000 and $287,000 increase in tenant income for the three and nine months ended June 30, 2006, respectively, due to the leasing of additional space and a net decrease in expense for the nine months ended June 30, 2006, due to the resolution of our property tax returns for the years 2002 through 2004, amounting to $39,000 for the three months ended December 31, 2005, and $72,000 for the three months ended March 31, 2006. The decreases in expenses were partially offset by an increase in lease commission costs and building maintenance expenses of approximately $12,000 and $33,000, for the three and nine months ended June 30, 2006, respectively. We expect the unoccupied portion of our headquarters building for the fourth quarter of fiscal 2006 to decrease slightly compared to the third quarter of fiscal 2006 due to the leasing of additional space.
   Amortization of Identifiable Intangible Assets

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
Amortization of identifiable intangible assets	$798	$591	35.0%
In-process research and development	840	—	100.0%

For the nine months ended June 30:
Amortization of identifiable intangible assets	$1,613	$1,932	(16.5)%
In-process research and development	840	—	100.0%
Amortization of identifiable intangible assets increased by approximately $207,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Amortization of identifiable intangible assets decreased by approximately $319,000 for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. Increases for the three and nine months ended June 30, 2006 were primarily due to the acquisition of SIGOS in April 2006 and, to a lesser extent, due to the acquisition of the Gomez Pro business in November 2005. We expensed $379,000 and $34,000 of identifiable intangible assets as a result of the SIGOS and Gomez Pro business acquisitions, during the three months ended June 30, 2006, respectively, and expensed $379,000 and $79,000 of identifiable intangible assets as a result of the SIGOS and Gomez Pro business acquisitions, during the nine months ended June 30, 2006, respectively. For the nine months ended June 30, 2006, these increases were more than offset by certain intangibles becoming fully amortized in the second half of fiscal 2005 and the first half of fiscal 2006.
We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. During the three and nine months ended June 30, 2006, we expensed $840,000 of in-process research and development related to the estimated fair value of an acquired in-process research and development project in connection with the acquisition of SIGOS. This project is related to certain components of SIGOS SITE technology, which had not yet reached technological feasibility and had no alternative future use. The estimated fair value of this project was determined based on the income approach as of the acquisition date which represents the present worth of the net economic benefit to be received over the life of the developed asset. This approach includes estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows to present value through “discounting.” The discounting process uses a rate of return that accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows over the life of the asset is totaled to arrive at an indication of the fair value of the asset. This amount was immediately expensed as of the acquisition date. These components of the SIGOS SITE technology are expected to be generally available by December 31, 2006.

At June 30, 2006, we had a remaining balance of approximately $10.9 million of identifiable intangible assets that are being amortized over a two to five-year expected life. We expect the amortization of identifiable intangible assets to be approximately $833,000 for the fourth quarter of fiscal 2006, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of June 30, 2006, as listed in the table below, will be fully amortized by March 2011 (in thousands):

	Technology	Customer
	Based	Based	Trademark	Total
Net carrying value at June 30, 2006	$5,743	$4,357	$829	$10,929
   Interest Income and Interest and Other Expenses

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
Interest income, interest and other expenses, net	$1,187	$833	42.5%

For the nine months ended June 30:
Interest income, interest and other expenses, net	$3,575	$2,319	54.2%
Interest income and interest and other expenses, net increased $354,000 for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Interest income and interest and other expenses, net increased $1.3 million for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. The increases in interest income and interest and other expenses, net, for both comparable periods were primarily attributable to increased investment yields resulting from higher market interest rates earned on invested cash, cash equivalents, and short-term investments, and were to a lesser extent, as a result of gains on foreign currency translation. We expect that interest income, and interest and other expenses, net, for the fourth quarter of fiscal 2006 will be approximately $1.0 million, absent any additional transactions, and assuming no material changes in interest rates.
   (Benefit) Provision for Income Taxes

	2006	2005	% Change
	(In thousands)
For the three months ended June 30:
Benefit (provision) for income taxes	$1,026	$(93)	(1,203.2)%

For the nine months ended June 30:
Provision for income taxes	$(79)	$(217)	(63.6)%
Our effective tax rate for the three months ended June 30, 2006 and 2005 was approximately (34.0%) and 7.0%, respectively. Our effective tax rate for the nine months ended June 30, 2006 and 2005 was approximately 5.4% and 6.7%, respectively.
Our effective tax rate for the three and nine months ended June 30, 2006 includes the impact of acquisition related charges and other items treated as discrete events in the three month period ended June 30, 2006. Exclusive of these discrete items, the effective tax rates for the three and nine month periods ending June 30, 2006 would be approximately (47.1%) and (21.2%), respectively.
The increase in the effective tax rate was primarily due to three factors: 1) United States (“US”) deferred income tax expense was included in the tax rate for the three months ended June 30, 2006 but was not included in the tax rate for the three months ended June 30, 2005 since we had a full valuation allowance as of June 30, 2005; 2) the tax effects of SIGOS that was included in the three and nine months ended June 30, 2006 but was not included in the tax rate for the three and nine months ended June 30, 2005, since we acquired SIGOS in April 2006. These effects included in-process research and development expenses, which was treated as a discrete item in the third quarter of fiscal 2006, and a foreign tax rate differential from the US statutory rate; and 3) the combined effect of the stock-based compensation charges under SFAS 123R associated with the incentive stock options and ESPP shares which are not recognized for tax provision purposes, and other miscellaneous items.
Significant management judgment is involved in determining the extent to which a valuation allowance is necessary. In the three months ended June 30, 2005, we determined that a full valuation allowance was required against the deferred tax assets due to the limited history of profitable quarters and uncertainties in projecting future taxable income at that time as a result of recent acquisitions; however, as of the year ended September 30, 2005, the projected sources of taxable income were considered to be sufficient to eliminate a portion of the valuation allowance. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be increased or reduced further. Any such changes in the valuation allowance could have a material effect on the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately. SFAS 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and ESPP shares, which have no associated tax benefit to the company. In a future period it is possible that we may realize a tax benefit on these options, at which time the tax rate may be reduced as a result.
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
   Stock-based Compensation Expense
On October 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock-options and employee stock purchase plan purchases based on estimated fair values. The following table summarizes stock-based compensation related to employee stock options and employee stock purchase plan purchases under SFAS 123R which was allocated as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
	(in thousands)
Costs of subscription services	$42	$42
Costs of professional services	119	401
Research and development	226	627
Sales and marketing	266	767
Operations	151	484
General and administrative	121	308

Stock-based compensation expense included in operating expenses related to stock options and employee stock purchase plan	$925	$2,629

Liquidity and Capital Resources

	As of	As of
	June 30,	September 30,
	2006	2005
	(In thousands)
Cash, cash equivalents and short-term investments	$96,661	$133,803
Accounts receivable, net	$6,279	$6,387
Working capital	$85,835	$127,335
Days sales in accounts receivable (DSO) (a)	41	44

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

	2006	2005
	(In thousands)
For the nine months ended June 30:
Cash provided by operating activities	$9,384	$7,399
Cash provided by investing activities	$3,150	$28,313
Cash used in financing activities	$(13,002)	$(6,698)
   Cash, cash equivalents and short-term investments
As of June 30, 2006, we had approximately $46.5 million in cash and cash equivalents and approximately $50.1 million in short-term investments, for a total of approximately $96.7 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better.
   Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.
For the nine months ended June 30, 2006, net cash provided by operating activities was approximately $9.4 million which was mainly due to net income after excluding all non-cash amortization and depreciation charges and stock-based compensation, a decrease of accounts receivable of $1.7 million and current assets of $450,000, and an increase in deferred revenue of $1.9 million, offset partially by a net decrease in deferred tax assets of approximately $774,000, and accounts payable and other accrued expenses of $243,000. The increase in deferred revenue was mainly related to the acquisition of SIGOS. The decrease in accounts receivable was mainly attributable to an increase in accounts receivable collections. The decrease in current assets was mainly attributable to the amortization of insurance premiums and other prepaid expenses. The increase in deferred tax assets was mainly related to our operating results and the acquisition of SIGOS. The decrease in accounts payable and accrued expenses was mainly attributable to the timing of tax payments and a reduction in audit and accountancy accruals.
   Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the nine months ended June 30, 2006, net cash provided by our investing activities was approximately $3.2 million. We received $37.1 million of cash from the net sales of short-term investments. We utilized approximately $31.5 million, mainly for the acquisition of SIGOS in April 2006, and to a lesser extent, the acquisition of the GomezPro business in November 2005. We also utilized $2.2 million to purchase property and equipment, primarily for our production infrastructure and, information systems, and tenant improvements associated with space that we have leased in our headquarters building, and we utilized $300,000 for a loan to an unaffiliated third party.

   Cash provided by financing activities
The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in June 2006. From the inception of the stock repurchase program in January 2001 to June 30, 2006, a total of approximately 13.7 million shares have been repurchased in the open market for approximately $128.6 million. At June 30, 2006, approximately $64.4 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. For the nine months ended June 30, 2006, net cash used by our financing activities was $13.0 million. We utilized approximately $16.2 million to repurchase shares of our common stock and received approximately $3.2 million from the issuance of common stock and exercise of stock options.
Commitments
We will pay as additional purchase consideration related to the SIGOS acquisition up to an additional €8 million, or approximately $10 million at current exchange rates, if certain revenue and profitability milestones are achieved in calendar 2006.
As of June 30, 2006, our other commitments consisted of approximately $3.9 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to twelve months to 125 bandwidth and collocation providers amounting to $937,000 in the aggregate for 108 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million related to our operations and headquarters building and to repurchase approximately $6.6 million of our common stock during the fourth quarter of fiscal 2006.
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
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.
In June 2006, Emerging Issues Task Force (“EITF”) issue EITF 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)” was ratified. This issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and requires additional disclosures related to those taxes on either a gross (included in revenues) or a net (excluded from revenues) basis. This issue is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of EITF 06-3 on our consolidated results of operations and financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of June 30, 2006, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $479,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions. A substantial majority of our revenue and expenses are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro. Movements in the currency exchange rate of the Euro could cause variability in our revenues, expenses or other income (expenses), net. We do not enter into derivative transactions for trading or speculative purposes.
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
Our management, including out chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Keynote have been detected.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by us. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as June 30, 2006 and September 30, 2005, as we anticipate that we will be dismissed from the case as a result of the settlement.
We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Please see our annual report on Form 10-K for a description of our pending litigation.
Item 1A. Risk Factors
We have incurred in the past and may in the future continue to incur losses, and we may not sustain profitability.
We had a net loss for the quarter ended June 30, 2006 and we may not be able to sustain operating profitability in the future. As of June 30, 2006, we had an accumulated deficit of approximately $131.6 million. As of June 30, 2006, we had approximately $10.9 million of net identifiable intangible assets and approximately $48.6 million of goodwill. If we complete additional acquisitions in the future, we may have additional goodwill and/or identifiable intangibles and, accordingly, may incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions as we did in the quarter ended June 30, 2001 when we recorded an impairment charge for goodwill and identifiable intangible assets of $30.5 million in connection with our acquisitions of Velogic and Digital Content. We believe that our operating expenses could increase as they have in certain past periods. We also experienced increased expenses due to the adoption of SFAS 123R. As a result, we will need to increase our revenue to sustain profitability. We may not sustain a sequential quarterly increase in revenue and may never be able to regain our historic revenue growth rates.
The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.
To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our services. Our customers have no obligation to renew our services after the term and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates or the prices at which the customer renews its subscription. Our customer renewal rates and renewal prices may decline as a result of a number of factors, including consolidations in the Internet industry or if a significant number of our customers cease operations.
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
Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	The rate of new and renewed subscriptions to our services during the quarter;

•	The amount of expenses for share-based payments;

•	The amount and timing of any reductions by our customers in their usage of our services during the quarter;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger enterprise customers;

•	Our ability to integrate the operations of SIGOS effectively;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	Our ability to increase revenues from each of our three service lines;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.
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
We have completed several acquisitions, and as a part of our business strategy we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:
•	difficulties in assimilating acquired personnel, operations and technologies;

•	difficulties in managing a larger organization with geographically dispersed operations;

•	unanticipated costs associated with the acquisition or incurring of additional unknown liabilities;

•	diversion of management’s attention from other business concerns;

•	entry in new businesses in which we have little direct experience;

•	difficulties in marketing additional services to the acquired companies’ customer base or to our customer base;

•	adverse effects on existing business relationships with resellers of our services, our customers and other business partners;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write-down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	use of substantial portions of our available cash or dilution in equity if stock is used to consummate the acquisition and/or operate the acquired business.

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
Our mobile services may not continue to grow as rapidly, which could harm our business.
Revenues from our mobile services have increased from approximately $1.6 million for the nine months ended June 30, 2005 to approximately $3.0 million for the nine months ended June 30, 2006. We cannot assure that we will continue to experience similar growth rates for this business in future periods, particularly because a significant portion of this growth was attributable to our acquisition of SIGOS in April 2006. Future growth for these services could be adversely affected by a number of factors, including, but not limited to, we have little experience operating in Germany, where SIGOS was located, the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer, and we may not be able to successfully compete against current or new competitors in this area. Our business could be harmed if we are not able to continue to grow revenues from our mobile services.
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
The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer SLM software and services with features similar to our services such as Mercury Interactive, Segue Software and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.
In addition, the potential acquisition of Mercury Interactive by Hewlett-Packard could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, which could result in a decrease in our SLM revenue.
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
Our ten largest customers accounted for approximately 33% and 37% of our total revenue for the nine months ended June 30, 2006 and 2005, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.
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
We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. In fiscal 2005, we experienced three changes in executive management. In addition, our Chief Financial Officer departed the Company in January 2006 and our Senior Vice President of Sales departed the Company in April 2006. Although we, and a number of other technology companies, have implemented workforce reductions, there remains substantial competition for highly skilled employees. Our key employees are not bound by agreements that could prevent them from terminating their employment at any time. If we fail to attract and retain key employees, our business could be harmed.
If the market does not accept our professional services, our results of operations could be harmed.
Professional services revenue represented approximately 23% and 26% of total revenue for the nine months ended June 30, 2006 and 2005, respectively. Professional services revenue has decreased in absolute dollars recently, and this trend could continue. We will need to successfully market these services in order to increase consulting revenue. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business could be harmed if we cannot increase our professional services revenues.
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
Others might bring infringement claims against us, our customers or our suppliers that could harm our business.
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
We believe we must expand the sales of our services outside the United States. Although we completed our first international acquisition in February 2005, to date, we have little experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 11% and 8% of our total revenue for the nine months ended June 30, 2006 and 2005, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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
There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, Hewlett-Packard recently announced it had agreed to acquire Mercury Interactive. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers, with the effect that loss of a major customer could harm our revenue.

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
Although we believe that the estimates and assumptions supporting our assessments of tax reserves are reasonable, the final determination of tax audits could be materially different than that which is reflected in historical income tax benefits or provisions and recorded assets and liabilities. Due to the complexity involved, we are not able to estimate the range of reasonably possible losses in excess of amounts recorded, which could adversely affect our future operating results
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Not applicable.
     (b) Purchases of Equity Securities by the Issuer and Affiliated Purchases
          Common stock repurchases in the third quarter of fiscal year 2006 were as follows:

				Cumulative Approximate
			Cumulative	Dollar Value of Shares That
	Total		Number of Shares	May Yet Be
	Number of	Average	Purchased as Part of	Purchased Under the
	Shares	Price Paid	Publicly Announced	Plans or Programs (1)
Period	Purchased	per Share	Plans or Programs (1)	(in thousands)

April 1, 2006 to April 30, 2006	207,000	$11.00	207,000	$76,694

May 1, 2006 to May 31, 2006	617,000	10.81	824,000	70,029

June 1, 2006 to June 30, 2006	552,000	10.19	1,376,000	64,401

	1,376,000	$10.59	1,376,000	$64,401

1) Our Board of Directors approved a program to repurchase shares of our common stock in January 2001. On both February 3, 2006 and June 8, 2006, we entered into agreements with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each of the Trading Plans instructs UBS to repurchase for us, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares of our common stock. As of June 30, 2006, the Company had repurchased a total of 1.4 million shares under these Trading Plans. Pursuant to the stock repurchase program, a total of approximately 13.7 million shares of our common stock had been repurchased for approximately $128.6 million.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

	Exhibit	Incorporated by Reference
Filed
		Form	File No.	Filing Date	Exhibit No.	Herewith
10.1	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*					X

10.2	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*					X

10.3	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Eric Stokesberry*					X

10.4	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Eric Stokesberry*					X

10.5	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Krishna Khadloya*					X

10.6	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Krishna Khadloya*					X

10.7	Separation Agreement with Patrick Quirk dated April 7, 2006*					X

10.8	Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH (“SIGOS”) and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems†					X

10.9	Agreement with UBS Securities LLC dated June 8, 2006					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

†	Confidential treatment has been requested with regards to certain portions of this document. Such portions were filed separately with the commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 9th day of August 2006.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANDREW HAMER

Andrew Hamer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

	Exhibit	Incorporated by Reference
Filed
		Form	File No.	Filing Date	Exhibit No.	Herewith
10.1	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*					X

10.2	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*					X

10.3	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Eric Stokesberry*					X

10.4	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Eric Stokesberry*					X

10.5	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Krishna Khadloya*					X

10.6	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Krishna Khadloya*					X

10.7	Separation Agreement with Patrick Quirk dated April 7, 2006*					X

10.8	Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH (“SIGOS”) and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems†					X

10.9	Agreement with UBS Securities LLC dated June 8, 2006					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

†	Confidential treatment has been requested with regards to certain portions of this document. Such portions were filed separately with the commission.