Form 10-K
period 2006-09-30
KEYNOTE SYSTEMS INC
filed 2006-12-13
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2006, the aggregate market value of voting stock held by non-affiliates of the Registrant was $193 million.

The number of shares of the Registrant’s common stock outstanding as of December 08, 2006 was 19,132,786 including 2,000,000 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference to portions of the Registrant’s proxy statement for its 2007 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Item 1A of Part I of this report, and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2007. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. No person is authorized to make any forward-looking statements on behalf of Keynote Systems, Inc. other than its authorized officers and then only through its external communications processes. Accordingly, you should not rely on any forward-looking statements regarding Keynote Systems, Inc. from any other sources and we undertake no obligation to correct or clarify any such forward-looking statements.

The trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, CustomerScope®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE® and all related trademarks, trade names, logos, characters, design and trade dress are trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries and may not be used without written permission.

PART I

Item 1.	Business.

Overview

Keynote Systems, Inc. (“Keynote” or “we”) develops and sells technology solutions to measure, test, assure and improve the quality of service of the Internet and of mobile communications. We have recently renamed the three components of our business to Internet test and measurement (“Internet”), customer experience test and measurement (“CEM”), and mobile test and measurement (“Mobile”). Our Internet category includes all of our geographically distributed “on demand” Web site and application monitoring and measurement services, voice over IP and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective platform whether sold as a technology license on a subscription basis, or as part of a competitive intelligence study or custom consulting engagement and the WebExcellence scorecard services. The Mobile category consists of our on-demand Mobile monitoring and testing services as well as our SIGOS SITE systems sales. All of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.

Our Internet services are based on an extensive network of strategically-located measurement and testing computers running our proprietary software that measure online business performance from the viewpoint of a geographically dispersed user base. Our over 2,400 measurement computers and mobile devices are connected to major Internet backbones in over 240 geographic locations around the world, and are connected via a sophisticated operations center for collecting, analyzing and disseminating Web application response time and availability data along with diagnostic tools to uncover the source of performance problems. Keynote’s “on demand” infrastructure together with our consulting services, and in some cases, with Keynote-managed “private agent” appliances placed on a customer’s premises, all provide our customers the ability to manage the technical performance of their online systems in real-time, 24 hours a day, 7 days a week. During the month of September 2006, we measured for revenue over 10,000 page measurements or URLs.

Our CEM services combine our proprietary software technology with consulting expertise to provide online businesses with research and actionable insight into customer satisfaction, online behavior, and industry trends. Keynote’s CEM services can be applied at various stages of Web site development and at many levels of online strategy and maturity. An important foundation of our research is the use of the “Keynote Research Panel” (“KRP”). The KRP is a panel of over 160,000 individual Internet users. KRP panelists are profiled against detailed demographic data for targeted sampling conducted for the purposes of researching and improving the overall customer experience of online businesses. We also conduct research using “private panels” recruited for specific customer projects. Through task-based testing, observation of natural customer behavior, online surveys and remote usability testing, Keynote consultants enable our customers to answer important questions regarding customer behavior.

Our Mobile services are based on a worldwide infrastructure of distributed mobile devices, both simulated and real, placed on behalf of key mobile service providers and content companies that benchmark, monitor and test the performance and quality of those services from multiple regional markets. In addition, we offer the licensed or SIGOS Global Roamer “on demand” use of our SIGOS SITE system to major mobile providers and telecommunications carriers to actively test and monitor the quality of their mobile voice and data networks. The SIGOS SITE system consists of hardware “probes” built by us on which we deliver our proprietary testing and monitoring software for the purpose of testing the end-to-end quality of a mobile network, content and services, and for diagnosing problems that need to be fixed by our customers or their partners in order to ensure a satisfactory user experience for mobile users across the world.

We offer our Internet services primarily on a subscription basis and our CEM services primarily on an engagement basis. In some cases, we offer Internet professional services on an incident and per engagement basis. We also offer the self-service use of our CEM technology for a fixed period of time on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted. Our Mobile solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period, usually annual, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, the license fees are amortized over the length of the contract and are therefore included in the subscriptions category. The SIGOS Global Roamer service is offered via a subscription fee model typically on a three to twelve month basis.

Revenue from our subscription services represented 78% of our total revenue for the fiscal year ended September 30, 2006, and 74% and 89% for the fiscal years ended September 30, 2005 and 2004, respectively. Professional services revenue represented 22% of total revenue for the year ended September 30, 2006, and 26% and 11% of total revenue for the fiscal years ended September 30, 2005 and 2004, respectively. We market our services primarily from our operations in the United States. International sales are primarily to customers in Europe and increased during the year ended September 30, 2006 primarily due to our acquisition of SIGOS Systemintegration GmbH (“SIGOS”) on April 3, 2006. International sales were 14%, 9% and 8% of total revenue for the years ended September 30, 2006, 2005, and 2004, respectively.

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

Internet Test and Measurement Subscriptions and Professional Services

Our Internet subscriptions and professional services enable enterprises to monitor key technical performance metrics in order to benchmark and improve online application responsiveness and operational support, proactively detect problems that impact end users and accelerate the time to respond to and repair performance issues. Our Internet subscriptions are comprised of the Keynote Perspective family of services plus various enterprise-premises based solutions such as Private Agents and Adapters, and Performance Scoreboard. Private Agents are measurement agents that can be configured and deployed to measure application performance on the Internet, customer Intranet, or extranet — including Web sites hosted on private networks and behind corporate firewalls. We offer Application Perspective, Streaming and Transaction Private Agents. Our Internet professional services comprise our custom consulting and load testing engagements. All our Internet services for the enterprise include access to the MyKeynote portal and/or various specialized monitoring and reporting consoles. In addition, we offer Red Alert and NetMechanic for small businesses or departmental Web sites on a subscription basis. The following are our Internet subscription and professional service offerings:

Our Keynote Perspective family includes:

Application Perspective is a cost-effective, self-service, Web transaction monitoring service that measures the “response time” and “success rate” for performing Web transactions from multiple geographic locations worldwide. Additionally, the service provides sophisticated trending, alarms and reporting to enable the rapid assessment, diagnosis and repair of performance issues when they occur.

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

Voice Perspective is a monitoring solution to help Cable, DSL and Service Providers measure their service reliability and audio clarity relative to Public Switched Telephone Networks and competitive services. Service Providers can leverage the ongoing competitive insight provided by the Keynote study to narrow the gap between their Internet phone service performance in target markets relative to public phone service. Combining Keynote’s monthly competitive insight with internal network monitoring tools enables providers to focus on issues that have a maximum impact on the end-user experience.

Our other Internet services include:

Diagnostic Services is “fee-based” technical support provided on a monthly subscription basis or a per-incident basis by our technical support consultants for services such as advanced transaction scripting and proactive diagnostic assistance.

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

Mobile Test and Measurement Services and Systems

Mobile Device Perspective measures the availability and performance of wireless data services from actual mobile phone handsets enabling wireless carriers and mobilized enterprises to improve the quality of wireless data services. Services currently measured include core wireless data network technologies such as (GPRS/EDGE/UMTS/HSDPA, CDMA 1xRTT/1xEV-DO, and iDEN), Web browsing, text messaging, picture messaging, streaming video, instant messaging and walkie-talkie features.

Mobile Application Perspective interactively tests and actively monitors content on emulated handsets on over 1,100 device profiles over mobile operators anywhere in the world. The service validates and certifies mobile content, examining inconsistencies or errors in content rendering or formatting. It monitors the performance and availability of mobile content, and benchmarks mobile quality in multiple geographic locations and against competitors.

SIGOS SITE is a comprehensive core network test and measurement system for all types of communication protocols and services. The SIGOS SITE system supports network operators and manufacturers as they implement new technologies such as GSM, GPRS, EDGE and UMTS with no loss of quality. It has a complete interface for protocol layer testing, performs detailed measurement activity logs for mobile quality tests, and uses SIM multiplexing to ensure the maximum selection for testing across most mobile operators around the world.

SIGOS Global Roamer is an on-demand service offering based on SIGOS SITE probes located in 45 cities and is designed to enable operators to test the quality of their services when accessed via various roaming arrangements involving multiple mobile operators in major geographical regions across the world.

Customer Experience Management (CEM) Solutions and Engagements

Keynote’s CEM services provide companies a complete view of the experience of their customers as they interact with their online businesses. The following are our CEM service offerings:

WebEffective is a flexible technology platform for conducting in-depth customer experience and market research studies on individual sites or across an entire industry. Using these services, customers can benefit from the Keynote Research Panel of over 160,000 panelists, existing customer lists from the client or real-time polling of site visitors. The latest release of WebEffective brings together many Keynote technologies acquired over the past few years, including technologies from Vividence Corporation, NetRaker Corporation and Enviz, Inc.

WebExcellence Scorecards provide an expert review and heuristic approach to assessing, benchmarking and improving online customer experience. WebExcellence Scorecard services are available as both custom engagements or as a subscription service.

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

Technology and Infrastructure

Our Internet and Mobile infrastructure consists of three key primary components: measurement and data collection infrastructure, our operations and data center, and reporting and analysis tools. Our CEM infrastructure consists of the Keynote Research Panel and proprietary software that sets up and manages customer experience research projects.

Measurement and Data Collection Infrastructure

Our measurement computers are Windows-based computers or mobile devices that run Keynote proprietary software to replicate the experience of a user accessing Web sites or mobile content and services through a standard Web browser or mobile device. We designed our measurement-computer software to perform thousands of download measurements concurrently without distorting or affecting the integrity of any single measurement. The measurement computers are co-located at the data center facilities of major telecommunication and Internet access providers that are selected to be statistically representative of Internet users. At some locations, we employ multiple Internet connections and install equipment racks that can accommodate multiple measurement computers. The hosting arrangements for our measurement computers typically have terms ranging from three months to one year. We typically pay a small set-up fee and pay monthly fees to continue to locate the measurement computers at these locations. We also pay additional monthly fees for communications lines.

These measurement computers access a Web site to download Web pages and execute multi-page transactions, while taking measurements of every component in the process. The computers take measurements continually throughout the day, at intervals as short as three minutes, depending on the customer’s requirements and subscription service level.

As of September 30, 2006, we had deployed more than 2,400 measurement computers and mobile devices in over 240 geographic locations around the world. We continually upgrade and balance our network capacity to meet the needs of our customers.

As of September 30, 2006, we had deployed SIGOS SITE probes in more than 45 cities to test the quality of customer services when accessed via various roaming arrangements involving mobile operators in major geographical regions across the world.

Operations and Data Centers

Our operations centers, located in San Mateo, California, and Plano, Texas, are designed to be scalable to support large numbers of measurement computers and to store, analyze and manage large amounts of data from these computers. Our measurement computers receive instructions from, and return collected data to, our operations center. The data are stored in large databases that incorporate a proprietary transaction-processing system that we designed to be efficient in storing and delivering measurement data with fast response times. We also employ proprietary, high-performance application server computers that manage the collection of measurement data, the insertion of the data into our databases and the dissemination of this data to our customers in a variety of forms and delivery methods. In addition, we support NetMechanic and Red Alert operations in our Plano, Texas location, and the majority of our other services in our San Mateo, California location. Our Global Roamer infrastructure is managed from Nuremberg, Germany, the headquarters of our Keynote SIGOS subsidiary.

Reporting and Analysis Tools

We offer the following tools for reporting and analysis of Internet data:

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

CEM Infrastructure

Our CEM solution is a combination of private and public research panels (Keynote Research Panels), intercepted Web users, expert review of Web sites relative to best-practices, and proprietary software that offers customer experience research and actionable insight into customer satisfaction, online behavior, and industry trends. WebEffective solutions combine technology, online research, and consulting to provide a comprehensive understanding of customers, competitors, and markets.

Operations for WebEffective are located in our San Mateo, California location. Support for WebEffective occurs in both our San Mateo, California and our New York, New York location. WebEffective is built on Microsoft technology in a three-tier architectural model. Keynote has designed high level of redundancy in all three tiers to offer a high level of availability. Data is gathered through a small ActiveX component installed on the panelist’s machine or via a proxy-based solution. Keynote uses industry standards to protect confidentiality of the panelists, the integrity of the data and customer’s proprietary information.

Customers

For the years ended September 30, 2006, one customer accounted for 12% of our total revenue. For the year ended September 30, 2005, no single customer accounted for more than 10% of our total revenue. As of September 30, 2006 and 2005, we provided services to more than 2,600 and 2,300 companies, respectively, including over 50% of the Fortune 100 companies.

Our 10 largest customers, based on revenue and listed in alphabetical order, for the fiscal year ended September 30, 2006, were American Express, Ameriprise Financial, Cingular Wireless, Hewlett-Packard, IBM, Microsoft, Nokia, Sprint, US Patent & Trademark Office, and Yahoo!. These customers accounted for approximately 33% of our revenue for the year ended September 30, 2006.

Sales, Marketing and Customer Support

Sales

We sell our non-SIGOS services through our field sales and telesales organization. Our field sales teams consist of direct sales representatives and sales engineers, located in 17 metropolitan areas — 12 across the United States, 4 in Europe and 1 in the Asia Pacific region — and concentrate on selling and servicing our largest customers. In addition to the field sales teams across the country, we have telesales personnel located in Plano, Texas. These telesales personnel focus primarily on selling our Internet subscription services and also provide telephone and email sales support and customer service to our enterprise customers. We also market and sell some of our services through our self-service Web site, where customers can sign up and try, purchase, and use our services. Our SIGOS SITE system and Global Roamer sales are made by account management teams working for our Keynote SIGOS subsidiary located in Nuremberg, Germany. Most of these employees are located in Nuremberg, with a small number who work in various locations across Europe.

In addition, domestically, we distribute our services through Web-hosting and Internet service providers such as IBM Global Services and EDS, who manage e-business Web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers’ Web sites. We also sell to content distribution providers, such as Akamai, who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We also occasionally market our services through several other technology companies, such as Hewlett Packard and Agilent, on a “lead referred” basis. Internationally, we use both direct and indirect sales approaches in the United Kingdom, Nordic Countries and Germany and sell indirectly through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia.

Marketing

We maintain an active marketing program designed to demonstrate to Fortune 1000 companies the breadth and depth of our Internet, Mobile and CEM solutions. We promote our brand through multiple means including the public availability on our Web site of top level details for our e-business performance indices (both page download and transaction), and through our regular reporting and commentary to the media regarding Internet performance-related events.

Our marketing programs include advertising, Internet marketing, trade events, public relations, and events such as the Executive Summits. The Executive Summits provide an opportunity for us and our partners to brief chief information officers, chief technology officers, information technology executives and network administrators on emerging solutions, new methodologies and best practices to help customers improve mobile and online business performance.

Professional Services

As of September 30, 2006, our Global Professional Services organization consists of 32 employee consultants who deliver our Internet and CEM services. Our Internet consultants have substantial experience in technical areas ranging from capacity and performance tuning to network and application diagnostics. Our CEM consultants provide expertise in fields ranging from market research to panel management to survey methodologies.

Customer Support and Maintenance

We provide customer support by email and telephone. Basic support for all our services is available during the business day. Advanced support is available for a fee for our non-SIGOS products through our Keynote Diagnostic Services for customers who want analytical or diagnostic support, or who require access 24 hours per day, 7 days per week to Keynote expertise to assist them with their questions. We also provide ongoing advanced support and maintenance for our SIGOS SITE product, either at Keynote SIGOS or at a customer designated location to assist customers with technical and post-contract support.

Research and Development

The Internet is characterized by rapid technological developments, frequent new application or service introductions and evolving industry standards such as Internet telephony, wireless devices, wireless fidelity, and WI-FI networks. The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our Internet, CEM, and Mobile Services, particularly in response to competing offerings. Therefore, we believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop or acquire new services and technologies that achieve market acceptance. The success of service introductions depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

Our research and development expenses were $9.5 million for the fiscal year ended September 30, 2006, $7.6 million for the fiscal year ended September 30, 2005 and $7.1 million for the fiscal year ended September 30, 2004.

Competition

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, Mercury Interactive (recently acquired by Hewlett-Packard), Segue Software and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer.

As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

In addition, the acquisition of Mercury Interactive by Hewlett-Packard could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, and not promote our services at the same level as it had in the past which could result in a decrease in our Internet revenue.

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

Intellectual Property Assets

Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications and the proprietary software we developed or acquired to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our services. Our trademarks include our registered trademark Keynote®, DataPulse®, CustomerScope®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, SIGOS®, SITE®, and MyKeynote®. Our trademark registration of Keynote is pending registration outside of the United States.

We currently have five issued U.S. patents and three pending U.S. patent applications related to our Internet and customer experience management services. We also have one issued German patent and fifteen pending German patent applications related to our Mobile Data Network Testing and Monitoring Solutions. It is possible that no patents will be issued from our currently pending patent applications and that our issued patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that can be patented, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

Our proprietary software consists of the software we developed or acquired that is an integral part of our Internet services as well as that which collects, stores, and delivers our measurement data to customers. We have also developed software that we use to provision and process customer orders and billings.

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

The use of our services by many of our customers is governed by a Web-based subscription agreement, but for some of our larger customers, additional terms and conditions may be added by means of a formal written contract. Each time customers use our services, they “click” on a Web page to agree to terms and conditions that are posted on our Web site, and our relationship with these customers is then governed by these terms and conditions and any written agreements that may exist. There is a possibility that a court, arbiter or regulatory body could deem this type of agreement to be invalid or determine that the terms and conditions governing the agreement do not fully protect our intellectual property rights. If that were to occur, our business could be harmed.

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

Foreign and Domestic Operations and Geographic Data

The United States represents our largest geographic marketplace. Approximately 86% of our net sales during the year ended September 30, 2006 came from customers in the United States. Margins on sales of our services in foreign countries, mainly those in Europe, can be adversely affected by foreign currency exchange rate fluctuations, primarily the Euro.

Employees

As of September 30, 2006, we had a total of 270 full-time employees, of which 190 were based in the United States, 65 were based in Germany and 15 were based in other international locations. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. We believe that our relationships with our employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, including our management team, and experienced engineers, or to attract, assimilate or retain other highly qualified employees. There is substantial competition for highly skilled employees with experience in the Internet industry.

Item 1A.	Risk Factors.

We have incurred in the past and may in the future continue to incur losses, and we may not achieve and thereafter sustain profitability.

We had a net loss for the year ended September 30, 2006 and we may not be able to become profitable in the future. As of September 30, 2006, we had an accumulated deficit of $137.6 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2006, we had approximately $10.1 million of net identifiable intangible assets and approximately $48.7 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. We also experienced increased expenses due to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”). As a result, we will need to increase our revenue to achieve and thereafter sustain profitability. We may never be able to regain our historic revenue growth rates.

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

Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger enterprise customers;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	Our ability to increase revenue from each of our three service lines;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.

Our operating results could be harmed if sales of Internet subscriptions decline.

Sales of our Internet subscription services, primarily our Web Site Perspective-Business Edition and Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of our Internet services. Our Internet subscriptions revenue has not increased significantly from historic levels. If these revenue trends continue with respect to our Internet subscriptions services, our operating results could suffer if we are not able to increase revenue from other services.

Our mobile services may not continue to grow as rapidly, which could harm our business.

Revenue from our mobile services has increased from approximately $2.2 million for the year ended September 30, 2005 to approximately $5.4 million for the year ended September 30, 2006. We cannot assure that we will continue to experience similar growth rates for this business in future periods, particularly because a significant portion of this growth was attributable to our acquisition of SIGOS in April 2006. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: we have little experience operating in Germany, where SIGOS is located; the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; and we may not be able to successfully compete against current or new competitors in this area. Our business could be harmed if we are not able to continue to grow revenue from our mobile services.

Improvements to the infrastructure of the Internet and mobile networks could reduce or eliminate demand for our Internet and mobile services.

The demand for our services could be reduced or eliminated if future improvements to the infrastructure of the Internet or mobile networks lead companies to conclude that the measurement and evaluation of the performance of their Web sites and services is no longer important to their business. Because the inherent complexity of these networks currently cause significant quality of service problems, we believe that the vendors and operators that supply and manage the underlying infrastructure still look to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of these networks, which would result in corresponding improvements in the performance of companies’ Web sites and services, demand for our services would likely decline which would harm our operating results.

The inability of our services to perform properly could result in loss of or delay in revenue, injury to our reputation or other harm to our business.

We offer complex services, which may not perform at the level our customers expect. We have occasionally given credits to customers as a result of past problems with our service. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs. In addition, we often acquire, rather than develop internally, some of our services. These services may not perform at the level we or our customers expect.

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

If we do not continually improve our services in response to technological changes, including changes to the Internet and mobile networks, we may encounter difficulties retaining existing customers and attracting new customers.

The ongoing evolution of the Internet and mobile networks has led to the development of new technologies such as Internet telephony, wireless devices, wireless fidelity, and WI-FI networks. These developing technologies require us to continually improve the functionality, features and reliability of our services, particularly in response to offerings of our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers. We must also introduce any new services as quickly as possible. The success of new services depends on several factors, including proper definition of the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services to these developments or we could lose market share or some of our services could become obsolete.

We face competition that could make it difficult for us to acquire and retain customers.

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, Mercury Interactive (recently acquired by Hewlett-Packard), Segue Software and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

In addition, the acquisition of Mercury Interactive by Hewlett-Packard could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, and not promote our services at the same level as it had in the past which could result in a decrease in our Internet revenue.

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

Our ten largest customers accounted for approximately 33% and 35% of our total revenue for the year ended September 30, 2006 and 2005, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

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

We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. In fiscal 2005, we experienced three changes in executive management. In addition, our former Chief Financial Officer departed the Company in January 2006 and our former Senior Vice President of Sales departed the Company in April 2006. Although we, and a number of other technology companies, have implemented workforce reductions, there remains substantial competition for highly skilled employees. If we fail to attract and retain key employees, our business could be harmed.

If the market does not accept our professional services, our results of operations could be harmed.

Professional services revenue represented approximately 22% and 26% of total revenue for years ended September 30, 2006 and 2005, respectively. Professional services revenue has decreased in absolute dollars recently, and this trend could continue. We will need to successfully market these services in order to increase consulting revenue. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business could be harmed if we cannot increase our professional services revenue.

The success of our business depends on the continued use of the Internet by business and consumers for e-business and communications.

Because our business is based on providing Internet, Mobile, and CEM services, the Internet must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet for conducting business transactions could be hindered for a number of reasons, including, but not limited to:

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

Individuals who attempt to breach our network security, such as hackers, could, if successful, misappropriate proprietary information or cause interruptions in our services. Although in the past we had a breach of our security through what appears to be unauthorized access to certain data belonging to one of our customers, we have not yet experienced any breaches of our network security or sabotage that has prevented us from serving our customers. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We may not have a timely remedy against a hacker who is able to breach our network security. In addition to intentional security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

Our measurement computers and mobile devices are located at sites that we do not own or operate, and it could be difficult for us to maintain or repair them if they do not function properly.

Our measurement computers that we use to provide many of our services are located at facilities that are not owned by our customers or us. Instead, these computers are installed at locations near various Internet access points worldwide. Although we operate these computers remotely from our San Mateo and Nuremberg operations centers, we do not own or operate the facilities, and we have little control over how these computers are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or are acquired. In addition, if our measurement computers cease to function properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.

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

We believe we must expand the sales of our services outside the United States. Although we completed our international acquisition of SIGOS Systemsintegration GmbH in April 2006, to date, we have moderate experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 14% and 9% of our total revenue for the years ended September 30, 2006 and 2005, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, Hewlett-Packard recently acquired Mercury Interactive. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers, with the effect that loss of a major customer could harm our revenue.

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

As of September 30, 2006, our facilities primarily consisted of our headquarters building in San Mateo, California, an 188,000 square foot building which includes rentable space of approximately 169,000 square feet, which we own. We currently occupy approximately 73,000 square feet of this facility, which is our principal sales/marketing, product development and administrative location and contains our operations personnel and data center.

We also lease facilities as follows:

	Approximate
Location	Square Footage	Business Purpose	Lease Expiration

Plano, Texas	8,000	Red Alert, NetMechanic, inside sales and support and operations	February 2007
Austin, Texas	1,200	Engineering and operations support	February 2007
New York, New York	7,600	Consulting operations	August 2015
Nuremberg, Germany	16,000	Wireless operations, including sales, operations, and general and administrative	December 2010
Seattle, Washington	2,100	Wireless operations	April 2008
Cambridge, Massachusetts	2,650	Consulting operations	June 2011

We also maintain an office in West Toronto, Ontario for our streaming operations on a month-to-month lease arrangement, an office in Haarlem, Netherlands for our European sales operations with an open-ended lease arrangement, and sales offices in Reading, United Kingdom and Munich, Germany on month-to-month lease arrangements. We also lease a sales office in Lyngby, Denmark which expires January 2007. In addition, we have leases on three corporate apartments, of which all three leases expire by July 2007. These corporate apartments are used by our out-of-town consultants who utilize these corporate apartments rather than hotels. We believe that our facilities are adequate for our current and future needs.

Item 3.	Legal Proceedings.

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including our allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to our initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by us. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as September 30, 2006 and 2005, as we anticipate that we will be dismissed from the case as a result of the settlement.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2006.

Item 4A.	Executive Officers.

The following table presents information regarding our executive officers as of December 11, 2006:

Name	Age	Position

Umang Gupta	57	Chairman of the Board and Chief Executive Officer
Johannes Reis	50	President Keynote SIGOS
Donald Aoki	49	Senior Vice President and General Manager of Customer Experience Management
Andrew Hamer	42	Vice President of Finance and Chief Financial Officer
Jeffrey Kraatz	52	Vice President of Sales
Krishna Khadloya	47	Vice President of Engineering
Eric Stokesberry	38	Vice President of Operations
Vik Chaudhary	40	Vice President of Marketing
Haran Sold	38	Vice President and Managing Director EMEA

Umang Gupta has served as one of our directors since September 1997 and as our Chief Executive Officer and Chairman of the Board of Directors since December 1997. Previously, he was a private investor and an advisor to high-technology companies and the founder and Chairman of the Board and Chief Executive Officer of Gupta Corporation, a database company. He previously held various positions with Oracle Corporation and IBM. Mr. Gupta holds a B.S. degree in Chemical Engineering from the Indian Institute of Technology, Kanpur, India, and an M.B.A. degree from Kent State University.

Johannes Reis has served as our President of Keynote SIGOS GmbH since April 2006. Previously, he was Chief Executive Officer and shareholder of SIGOS Systemintegration GmbH. Before joining SIGOS in June 2000, he served as Executing Vice-President and shareholder of AFG Electronic GmbH, a telecommunication and consumer electronic company. Mr. Reis holds a degree in Industrial Design from the University of Frankfurt, Germany and a degree in Electrical Engineering from the University of Applied Science in Darmstadt, Germany.

Donald Aoki has served as our Senior Vice President and General Manager of Customer Experience Management since July 2006. Prior to that, he served as Senior Vice President of Engineering and Operations since November 2004 and as our Vice President of Engineering since May 1997. From December 1994 to May 1997, he served as a Business Unit General Manager of Aspect Telecommunications, a supplier of customer relational management solutions. Mr. Aoki holds a B.S. degree in Computer Science from the University of Southern

California and a M.S. degree in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

Andrew Hamer has served as our Chief Financial Officer and Vice President of Finance since January 2006. Prior to that, he served as Corporate Controller since June 2005. Previously, he held Chief Financial Officer and Vice President of Finance and Administration positions at KnowNow, IQ Labs and Intraspect software. From January 1997 until May 2000, Mr. Hamer was the director of finance at Excite@Home and from April 1993 to December 1996, he held a series of financial leadership positions at Sybase culminating in his position as group Controller overseeing a software development group at the company with revenue in excess of $150 million. Mr. Hamer holds both a B.S. degree in Accounting from the State University of New York at Binghamton, and an M.A. degree in Accounting from Florida International University.

Jeffrey Kraatz has served as Vice President of Sales Americas and Asia Pacific since April 2006. Prior to joining Keynote, from 2004 to 2005, Mr. Kraatz was the Vice President of Worldwide Sales for Caspian Networks, an advanced IP router company. He also founded Strategic Alliance Worldgroup, an Asian focused international sales and marketing consulting firm and, from 2002 to 2004, was CEO of two B2B e-commerce firms. Previously, Mr. Kraatz held a number of senior management positions over a ten-year period with Octel Communications prior to its acquisition by Lucent Technologies in 1997. Earlier in his career, Mr. Kraatz spent ten years working at SPRINT from 1978 to 1987. He holds a B.A. in Economics from University of California at Los Angeles.

Krishna Khadloya has served as our Vice President of Engineering since April 2006. Mr. Khadloya joined Keynote in September 1999 and served as Director and Senior Director of Engineering. Prior to that, he served as Director of Research and Development at Mentor Graphics Corporation, an electronic design automation software company. He has extensive experience in architecture and development of technical and enterprise software systems and has attended the Executive Program at Stanford University’s Graduate School of Business. Mr. Khadloya holds a M.S. degree in Computer Science from State University of New York Albany and a B.S. degree in Electrical and Electronics Engineering from Birla Institute of Technology and Science at Pilani, India.

Eric Stokesberry has served as our Vice President of Operations since April 2006. Mr. Stokesberry joined Keynote in 1998 as a Senior Software Engineer. Since then, he has served as Manager and Director of Test Engineering as well as Director of Operations. Prior to joining Keynote, he worked at Network General, both as an engineer and as a product manager. Mr. Stokesberry holds a B.S. degree in Electrical Engineering from Stanford University.

Vik Chaudhary has served as Vice President of Marketing since May 2005 and as Senior Director of Corporate Development since May 2002. Before joining Keynote, Mr. Chaudhary founded Bizmetric, an online business measurements company in July 1998 and acted as Chief Executive Officer of the company until March 2002. He was Director of Product Management at Gupta Corporation from February 1993 to March 1998. Prior to that, he led software engineering teams at Oracle Corporation from September 1989 to February 1993. Mr. Chaudhary holds a B.S. degree in Computer Science and Engineering from the Massachusetts Institute of Technology.

Haran Sold has served as our Vice President and Managing Director of EMEA since 2005. Prior to joining Keynote, Mr. Sold was Director of Product Marketing and Business Development for the M&D sector across EMEA for PeopleSoft/Oracle Corporation from 2001 to 2005. He was a Senior Business Consultant for PriceWaterhouseCoopers where he worked on developing, implementing and deploying international strategic business information programs from 1997 to 2001. Prior to that, he worked in various capacities within SCM operations for NEC including a management position at pan-European level.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters, and Purchases of Equity Securities

Price Range of Common Stock

Our common stock has traded on the Nasdaq Stock Market under the symbol “KEYN” since our initial public offering on September 24, 1999. The following table presents the high and low sales price per share of our common stock for the period indicated, as reported on the Nasdaq Stock Market:

	High	Low

Fiscal Year ended September 30, 2006
Fourth Quarter	$11.02	$10.07
Third Quarter	11.28	9.70
Second Quarter	12.95	10.13
First Quarter	13.63	12.06
Fiscal Year ended September 30, 2005
Fourth Quarter	$14.61	$11.49
Third Quarter	12.19	10.02
Second Quarter	14.21	11.00
First Quarter	14.40	12.24

On December 08, 2006, we had 19,132,786 shares, including 2,000,000 treasury shares, of our common stock outstanding held by 81 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger enterprise customers;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	Our ability to increase revenue from each of our three service lines;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

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

Purchases of Equity Securities

Common stock repurchases in the fourth quarter of fiscal year 2006 were as follows:

	Number of	Average	Purchased as Part of
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs(1)	Plans or Programs(1)
				(In thousands)

July 1, 2006 to July 31, 2006	624,153	$10.63	2,000,000	$57,764

Balance as of September 30, 2006	624,153	$10.63	2,000,000	$57,764

(1)	Our Board of Directors approved a program to repurchase shares of our common stock in January 2001. On both February 3, 2006 and June 8, 2006, we entered into agreements with UBS Securities LLC (“UBS”) to establish a trading plan (the “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each of the Trading Plans instructed UBS to repurchase for us, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares of our common stock. As of September 30, 2006, we had repurchased the 2.0 million shares under these Trading Plans. For the three and twelve months ended September 30, 2006, we repurchased 624,153 and 2.1 million shares for approximately $6.6 million and $22.8 million, respectively. As of September 30, 2006, a total of approximately 14.3 million shares of our common stock had been repurchased for $135.3 million, and we had remaining Board of Director authorization to repurchase up to approximately $57.8 million.

Item 6.	Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2006, 2005, and 2004, and the consolidated balance sheet data as of September 30, 2006 and 2005, are derived from and are qualified in their entirety by our consolidated financial statements, which have been audited by KPMG LLP, Independent Registered Public Accounting Firm, and which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended September 30, 2003 and 2002, and the consolidated balance sheet data as of September 30, 2004, 2003, and 2002, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Year Ended September 30,
	2006(3)	2005(2)	2004	2003	2002(1)
	(In thousands, except per share data)

Statement of Operations Data:
Total revenue	$55,508	$53,692	$42,403	$38,262	$37,940
(Loss) income from operations before cumulative effect of a change in accounting principle	(8,215)	1,727	2,015	(10,194)	(74,366)
Net (loss) income before cumulative effect of a change in accounting principle	(7,534)	7,365	4,647	(4,725)	(62,367)
Cumulative effect of a change in accounting principle	—	—	—	—	(3,160)
Net (loss) income	(7,534)	7,365	4,647	(4,725)	(65,527)
Basic net (loss) income per share before cumulative effect of a change in accounting principle	(0.41)	0.37	0.24	(0.21)	(2.24)
Diluted net (loss) income per share before cumulative effect of a change in accounting principle	(0.41)	0.35	0.22	(0.21)	(2.24)
Cumulative effect on basic net (loss) income per share	—	—	—	—	(0.11)
Cumulative effect on diluted net (loss) income per share	—	—	—	—	(0.11)
Basic net (loss) income per share	(0.41)	0.37	0.24	(0.21)	(2.35)
Diluted net (loss) income per share	(0.41)	0.35	0.22	(0.21)	(2.35)
Shares used in computing basic and diluted net (loss) income per share:
Basic	18,278	19,677	19,397	22,080	27,864
Diluted	18,278	20,860	20,886	22,080	27,864

	As of September 30,
	2006(3)	2005(2)	2004	2003	2002(1)
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$90,751	$133,803	$148,117	$160,214	$239,287
Total assets	199,152	209,828	221,730	202,368	285,781
Long-term obligations	50	27	35	—	—
Total stockholders’ equity	173,389	193,918	201,994	190,280	271,455

(1)	The results of operations for fiscal 2002 include: (a) a non-recurring lease termination charge of approximately $52.0 million we recorded in connection with the purchase of our headquarters building, and (b) a non-cash charge of approximately $3.2 million to reflect the cumulative effect of a change in accounting principle for the write-off of the remaining goodwill as of October 1, 2001. The results of operations for fiscal 2002 exclude the amortization of goodwill in accordance with SFAS No. 142 which we adopted effective October 1, 2001, but includes approximately $1.7 million related to the amortization of identifiable intangible assets, stock-based compensation and a charge for in-process research and development.

(2)	The results of operations for fiscal 2005 include a non-cash benefit of approximately $3.1 million associated with the partial recognition of our net deferred tax assets, offset by a provision for income taxes for the year of $791,000, resulting in approximately $2.3 million of net tax benefits.

(3)	The results of operations for fiscal 2006 included net tax expense of $3.9 million, that included deferred income tax expense totaling approximately $3.9 million associated with the increase in the valuation allowance against our net deferred assets, and a $840,000 charge for in-process research and development in connection with the acquisition of SIGOS. For information regarding comparability of this data as it may relate to future periods, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 8 and 9 of the Notes to Consolidated Financial Statements under Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A “Risk Factors”. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in the current fiscal year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

We offer technology based services that enable corporate enterprises to improve their online business performance and communications technologies. We have recently renamed the three components of our business to Internet test and measurement (“Internet”), customer experience test and measurement (“CEM”), and mobile test and measurement (“Mobile”). Our Internet category includes all of our geographically distributed “on demand” Web site and application monitoring and measurement services, voice over IP and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective platform whether sold on a technology license basis, or as part of a competitive intelligence study or custom consulting engagement and the WebExcellence scorecard services sold on a subscription basis or as part of a custom consulting engagement. The Mobile category consists of our on-demand Mobile monitoring and testing services as well as our SIGOS SITE system sales. All of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.

We offer our Internet services primarily on a subscription basis and our CEM services primarily on an engagement basis. In some cases, we offer Internet professional services on an incident and per engagement basis. We also offer the self-service use of our CEM technology for a fixed period of time on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted. Our Mobile solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period over twelve months, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, the license fees are amortized over the length of the contract and are therefore included in the subscriptions category. The SIGOS Global Roamer service is offered via a subscription fee model typically on a three to twelve month basis.

On November 30, 2005, we acquired the GomezPro business of Watchfire Corporation (“GomezPro”) for a purchase price of approximately $2.6 million, including direct transaction costs, in cash. Pursuant to an escrow agreement, approximately $250,000 of the purchase price was held back and will be released in December 2006. The purchase price allocation for GomezPro included approximately $2.8 million of goodwill and other intangible assets.

On April 3, 2006, we entered into a definitive share purchase and transfer agreement (the “Purchase Agreement”) to acquire SIGOS Systemintegration GmbH (“SIGOS”). Pursuant to the terms of the Purchase Agreement, we acquired all the outstanding shares of SIGOS for approximately $30.1 million (€25 million) in cash. Of the cash paid at closing, approximately $6 million at current exchange rates (€5 million) is being held in an escrow account for indemnity obligations of the SIGOS shareholders. In addition, we will pay an additional purchase consideration up to €8 million, or approximately $10 million at current exchange rates, in cash if certain revenue and profitability milestones are achieved in calendar 2006.

The preliminary purchase price allocation for SIGOS at April 3, 2006, included approximately $840,000 of in-process research and development, and $31.6 million of goodwill and other intangibles. There can be no assurance that the process of integrating the companies’ operations will not be disruptive to our business.

Our net income decreased by approximately $14.9 million, from net income of approximately $7.4 million for the year ended September 30, 2005 to net loss of approximately $7.5 million for the year ended September 30, 2006. Total revenue increased by approximately $1.8 million or 3%, from approximately $53.7 million for the year ended September 30, 2005 to approximately $55.5 million for the year ended September 30, 2006. The increase in total revenue, was mainly attributable to the addition of SIGOS SITE due to the acquisition of SIGOS in the second half of fiscal 2006, an increase in Application Perspective services, Transaction Perspective services, Streaming Perspective services, Voice Perspective services, and WebExcellence scorecard services, offset by a decrease in Website Perspective services, professional services contribution from WebEffective engagements, Enterprise Solutions services, and NetMechanic services. Total expenses increased by approximately $11.8 million or 23%, from approximately $52.0 million for the year ended September 30, 2005 to approximately $63.7 million for the year ended September 30, 2006. The increase in total expenses was mainly attributable to increased costs related to the acquisition of SIGOS in the second half of fiscal 2006, and an increase in stock-based compensation of approximately $3.7 million due to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“SFAS 123R”) on October 1, 2005. Further increases resulted from costs of subscription services including increased depreciation, equipment charges, and connection fees. Sales and marketing expenses including personnel, travel and entertainment, restructuring, and recruiting fees also increased with the addition of sales personnel, and due to increased spending on modifications to our Web site. General and administrative expenses increased due to higher spending on accounting and audit fees mainly attributable to the SIGOS acquisition and compliance requirements, and operations expenses increased as a result of higher repair and maintenance. The increase in total expenses was offset by the following: lower amortization expense due to certain intangible assets being fully amortized in the second half of fiscal 2005 and the first half of fiscal 2006; a $439,000 net reduction in expense due to refunds and the reversal of accruals related to the resolutions of our property tax returns for the fiscal years 2002 through 2004; lower excess occupancy costs due to the leasing of additional space in our headquarters building during fiscal 2005 and 2006; and a reduction in expense due to the resolution of a preferential claim settlement for $184,000. The reduction in expense related to our property taxes and the reduction in expense related to our preferential claim settlement are not expected to recur.

We anticipate that total expenses for the first quarter of fiscal 2007 will decrease compared to the fourth quarter of fiscal 2006 due to lower acquisition related expenses and lower compliance and audit costs.

For the year ended September 30, 2006, our 10 largest customers accounted for approximately 33% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

We believe that the challenges for our business include 1) increasing Internet, Mobile and CEM revenue by generating organic revenue growth from our existing services and by continuing to internally develop enhanced services, 2) integrating and realizing anticipated benefits of our prior acquisitions and any acquisitions that may occur in the future and 3) continuing to control our expenses for fiscal 2007.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue recognition

•	Allowance for doubtful accounts and billing allowance

•	Inventories and inventory valuation

•	Allocation of purchase price for business combinations

•	Goodwill, identifiable intangible assets, and long-lived assets

•	Stock-based compensation

•	Income taxes, deferred income tax assets and deferred income tax liabilities

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the Emerging Issues Task Force Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-5”). We generally recognize revenue when all of the following criteria have been met:

•	Evidence of an arrangement,

•	Delivery,

•	Fixed or determinable fee, and

•	Collection is deemed reasonably assured.

One of the critical judgments that we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable on a customer-by-customer basis. If we determine that collection is not reasonably assured, then revenue is deferred and recognized upon the receipt of cash from that arrangement.

Our revenue consists of subscription services revenue and professional services revenue.

Subscription Services Revenue:  Subscription services revenue consists of (1) fees from sales of subscriptions and 2) sales of mobile automated test equipment, maintenance, engineering and minor consulting services associated with SIGOS SITE.

For customers that pay in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers billed in arrears, subscription services revenue is invoiced monthly upon completion of the services. Our WebEffective and WebExcellence technology is typically used in our CEM engagements, and accordingly, such revenue is recorded as professional services revenue. However, in the instances where customers purchase a subscription for the use of such technology only, we recognize revenue ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue.

As a result of the acquisition of SIGOS, we frequently enter into multiple element arrangements with mobile customers, for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of SOP No. 97-2, and EITF 03-5. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.

None of the SIGOS’ services provided by us are considered to be essential to the functionality of the other elements. This assessment is due to the implementation services being performed during a relatively short period (generally within three months) compared to the length of the arrangement which typically range from twelve to thirty-six months. Additionally, the implementation /integration services are general in nature and we have a history of successfully gaining customer acceptance. We cannot allocate the arrangement consideration to the multiple elements based on the vender specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the allocation of revenue. Therefore, we recognize the entire arrangement fee into revenue ratably over the service period, historically ranging from twelve to thirty-six months, once the implementation and integration services are complete, usually within two to three months following the delivery of the hardware and software. The ratable recognition of revenue begins when evidence of customer delivery or acceptance, if such acceptance language exists, of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

Professional Services Revenue:  Professional services revenue consists of fees generated by our professional services, and consists of WebEffective or WebExcellence services that are purchased as part of a professional service project, and are recognized as the services are performed, typically over a period of one to three months. For professional service projects that span one month or less, we recognize revenue once the projects are completed. For professional service projects that contain milestones, we recognize revenue once the services or milestones have been delivered. Payment occurs either up front or over time.

We also enter into multiple element arrangements, which include both subscription and professional service revenue, other than those SIGOS related arrangements involving hardware and software implementation/integration. For these arrangements, we recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and allocate and defer revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. We would determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the remaining subscription period once the professional services have been delivered.

Deferred Revenue.  Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. For informational purposes, we have provided a reconciliation of the total net deferred revenue (both short-term and long-term), as reported on the Consolidated Balance Sheets as of September 30, 2006 and 2005 to total gross deferred revenue.

	Domestic	International	Total

Net deferred revenue	$5,918	$299	$6,217
Add back: unpaid deferred revenue	1,308	18	1,326

Gross deferred revenue at September 30, 2005	$7,226	$317	$7,543

Net deferred revenue	$5,936	$4,713	$10,649
Add back: unpaid deferred revenue	804	1,453	2,257

Gross deferred revenue at September 30, 2006	$6,740	$6,166	$12,906

The add back of unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and this primarily consists of SIGOS deferred revenue.

We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods.

Allowance for Doubtful Accounts and Billing Allowance

Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of $473,000, or 6% of total accounts receivable, and $534,000, or 8% of total accounts receivable, as of September 30, 2006 and 2005, respectively. The net decrease in our allowance for doubtful accounts and billing allowance is primarily due to improved experience collection rates.

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

Inventories and Inventory Valuation

Inventories related to SIGOS SITE services were approximately $876,000 as of September 30, 2006, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to cost of subscription services at the point of market decline value.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Inventories on hand in excess of forecasted demand are provided for. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions, and product life cycles.

Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence and which are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the year ended September 30, 2006, we did not experience any write-down of inventory.

Allocation of Purchase Price for Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as any in-process research and development (“IPR&D”), based on their estimated fair values. Our methodology for allocating the purchase price relating to acquisitions is usually determined based on valuations performed by an independent third party. Such a valuation requires making significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists and acquired developed technologies, expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed and discount rates. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates such as accruals associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill, Identifiable Intangibles Assets, and Long-Lived Assets

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

We performed an annual impairment review during the fourth quarter in fiscal 2004, 2005, and 2006. We did not record an impairment charge based on our reviews. The goodwill recorded on the Consolidated Balance Sheet as of September 30, 2006 was approximately $48.7 million as compared to $21.2 million as of September 30, 2005. The increase was primarily related to our SIGOS acquisition in April 2006, and, to a lesser extent, due to our acquisition of the GomezPro business of Watchfire Corporation in November 2005.

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

Stock-based Compensation

We issue stock options to our employees and outside directors and provide our employees the right to purchase common stock under employee stock purchase plans. Since October 1, 2005, we account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options or issue of stock under employee stock purchase plans. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 7 to the Notes to Consolidated Financial Statements for more detail.

Income Taxes Deferred Income Tax Assets and Deferred Income Tax Liabilities

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recoverable from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a period, our deferred tax expense increases. If a valuation allowance is decreased, deferred tax expense may be reduced, goodwill may be reduced, or paid in capital may be increased, depending on the nature and source of the deferred tax assets. This analysis is applied on a jurisdiction by jurisdiction basis.

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

The uncertainties which could affect the realization of our deferred tax assets include various factors as described in the risk factors section including the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized or a mismatch in the tax jurisdiction in which taxable income is generated and the company with the deferred tax assets. As of September 30, 2005, we had a material weakness in our internal controls over financial reporting with respect to our accounting for income taxes. We have taken steps to ensure that this material weakness was remediated by implementing enhanced control processes over accounting for income taxes including hiring a third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of our income tax provision and deferred tax assets and liabilities.

We establish liabilities or reserves when we believe that certain tax positions are not probable of being sustained if challenged, despite our belief that our tax returns are fully supportable. We evaluate these tax reserves and related interest each quarter and adjust the reserves in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe that our tax positions comply with applicable tax laws and that we have adequately provided for known material tax contingencies; however, due to the inherent complexity and uncertainty relating to tax matters, including the likelihood and potential outcome of any tax audits, management is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations as a percentage of total revenue for each of the three years ended September 30, 2006:

	Year Ended September 30,
	2006	2005	2004

Revenue:
Subscription services	78.1%	73.8%	88.6%
Professional services	21.9	26.2	11.4

Total revenue	100.0	100.0	100.0
Expenses:
Costs of subscription services	14.7	9.9	12.9
Costs of professional services	16.2	17.1	9.5
Research and development	17.0	14.2	16.6
Sales and marketing	30.4	24.3	25.0
Operations	13.0	11.4	12.9
General and administrative	17.7	14.5	11.8
Excess occupancy costs	0.0	0.8	2.0
Amortization of identifiable intangible assets	4.3	4.5	4.0
Amortization of in-process research and development	1.5	0.0	0.6

Total operating expenses	114.8	96.7	95.3
(Loss) income from operations	(14.8)	3.3	4.7
Interest income	8.3	6.2	6.4
Interest and other expenses	(0.1)	0.0	(0.1)
(Provision) benefit for income taxes	(7.0)	4.3	(0.1)

Net (loss) income	(13.6)%	13.8%	10.9%

Comparison of Fiscal Years Ended September 30, 2006 and 2005

Revenue

Revenue	2006	2005	% Change
	(In thousands)

Subscription services	$43,367	$39,618	9%
Professional services	12,141	14,074	(14)%

Total Revenue	$55,508	$53,692	3%

Subscription Services.  Subscription services revenue consists of fees from subscriptions to our traditional Perspective measurements, monitoring, testing, diagnostic, WebEffective, and WebExcellence scorecard services. Revenue from subscription services increased $3.7 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. Subscription services represented 78% and 74% of total revenue for the year ended September 30, 2006 and 2005, respectively. The increase in subscription services revenue for the year ended September 30, 2006 over the corresponding period in fiscal 2005 was primarily due to increased SIGOS revenue due to the acquisition of SIGOS on April 3, 2006, and increased subscriptions for Application Perspective services, Transaction Perspective services, Streaming Perspective services, Voice Perspective services and Wireless Perspective services. The increases were offset by decreases in sales of Web Site Perspective services, Enterprise Solutions services, NetMechanic services, Consumer Perspective services, and Test Perspective services.

During the month of September 2006, we measured, for revenue based upon the average for the month, over 10,000 page measurements or URLs, compared to 8,307 page measurements or URLs during the month of September 2005. Subscription services fees can vary based on the number of URLs measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We believe that subscription services revenue may increase somewhat in the future as a percentage of total revenue, as a result of the acquisition of SIGOS in the second half of fiscal 2006. However, we cannot assure you that this revenue will increase in absolute dollars in future periods.

Professional Services.  Revenue from professional services decreased by approximately $1.9 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. Revenue from professional services represented approximately 22% and 26% of total revenue for the year ended September 30, 2006 and 2005, respectively. The decrease in revenue was primarily due to decreased professional services contribution from WebEffective engagements, offset partially by increased contribution from our WebExcellence scorecard services.

In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Internet, Mobile and Customer Experience Management (“CEM”). The following table identifies which services are categorized as Internet, Mobile and CEM revenue and where they are recorded in our consolidated statements of operations listed in alphabetical order. Our CEM service offerings are available as both custom engagements or as a subscription service. Accordingly, CEM engagements are recorded as professional services revenue and CEM subscription services are recorded as subscription services revenue.

	Subscription	Professional
	Services	Services

Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Performance Scoreboard	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Mobile Test and Measurement:
Mobile Application Perspective	X
Mobile Device Perspective	X
SIGOS Global Roamer	X
SIGOS SITE	X
Customer Experience Management:
WebEffective	X	X
WebExcellence Scorecards	X	X

The following table summarizes Internet, Mobile and CEM revenue (in thousands):

	2006	2005	% change

For the year ended September 30:
Internet Subscriptions	$35,663	$35,451	1%
Internet Engagements	3,849	3,811	1%

Total Internet Revenue	39,512	39,262	1%

Total Mobile Subscriptions	5,385	2,168	148%

CEM Subscriptions	2,319	1,999	16%
CEM Engagements	8,292	10,263	(19)%

Total CEM Revenue	10,611	12,262	(13)%

Total Revenue	$55,508	$53,692	3%

Total Internet revenue increased by approximately $250,000 for the year ended September 30, 2006 as compared to the year ended September 30, 2005. Internet revenue represented 71% and 73% of total revenue for the year ended September 30, 2006 and 2005, respectively. The increase in Internet revenue for the year ended September 30, 2006 over the corresponding period in fiscal 2005, was primarily due to increased subscriptions for Application Perspective services, Transaction Perspective services, Streaming Perspective services, and Voice

Perspective services. The increases were offset by decreases in sales of Web Site Perspective services, Enterprise Solutions services, NetMechanic services, Consumer Perspective services, and Test Perspective services.

Total Mobile revenue increased by approximately $3.2 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. Mobile revenue represented 10% and 4% of total revenue for the year ended September 30, 2006 and 2005, respectively. The increase in Mobile revenue for the year ended September 30, 2006 over the corresponding period in fiscal 2005, was mainly attributable to the addition of SIGOS revenue due to the acquisition of SIGOS on April 3, 2006, and due to an increase in Wireless Perspective services.

Total CEM revenue decreased by approximately $1.7 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. CEM revenue represented 19% and 23% of total revenue for the year ended September 30, 2006 and 2005, respectively. The decrease was primarily due to decreased professional services contribution from WebEffective engagements, offset partially by increased contribution from our WebExcellence scorecard services.

For the year ended September 30, 2006, Microsoft Corporation accounted for 12% of total revenue. For the year ended September 30, 2005, no single customer accounted for more than 10% of total revenue. At September 30, 2006 and 2005, Microsoft Corporation accounted for 18% and 12% of total accounts receivable, respectively. International sales were approximately 14% and 9% of our total revenue for the years ended September 30, 2006 and 2005, respectively.

Expenses:

Costs of Subscription Services and Professional Services

	2006	2005	% Change
	(In thousands)

Costs of subscription services	$8,186	$5,340	53%
Costs of professional services	$8,975	$9,171	(2)%

Costs of Subscription Services.  Costs of subscription services consist of connection fees to major telecommunication and Internet access providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Costs of subscription services also include cost of materials, supplies, maintenance, consulting costs and merchandise related to the sale of our SIGOS SITE services. Costs of subscription services increased by $2.8 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005 and represented 19% and 13% of subscription services revenue for the years ended September 30, 2006 and 2005, respectively. This increase was primarily due to the inclusion of cost of materials related to the SIGOS SITE service as a result of the acquisition of SIGOS on April 3, 2006, but was also attributable to increased depreciation and equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers, and increased depreciation related to cost of third party software for a product that was launched during the second quarter of fiscal 2006. We believe that costs of subscription services in absolute dollars for the first quarter of fiscal 2007 will remain comparable to the fourth quarter of fiscal 2006.

Costs of Professional Services.  Costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our WebEffective Intelligence Platform and WebExcellence scorecard services, all load-testing bandwidth costs and related network infrastructure costs. Costs of professional services decreased by approximately $196,000 for the year ended September 30, 2006 as compared to the year ended September 30, 2005 and represented 74% and 65% of professional service revenue for the years ended September 30, 2006 and 2005, respectively. The decrease in costs of professional services was primarily due to a decrease in CEM WebEffective engagements resulting in a decrease in labor and external consulting expenses. This decrease was offset partially by an increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005, and an increase in facility rent related to our WebExcellence scorecard services as a result of our acquisition of the GomezPro business of Watchfire on November 30, 2005. We expect that the costs of professional services as a percentage of professional services revenue will continue to be greater than the costs of subscription services as a percentage of subscription services revenue. We expect that costs of professional services in absolute dollars for the first quarter of fiscal 2007 will remain comparable to the fourth quarter of fiscal 2006.

Research and Development

	2006	2005	% Change
	(In thousands)

Research and development	$9,452	$7,615	24%

Research and development expenses consist primarily of compensation and related costs for research and development personnel. Research and development expenses increased by $1.8 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. This increase was primarily attributable to additional personnel and related costs as a result of our acquisitions of SIGOS in the second half of fiscal 2006, an increase in stock-based compensation due to the adoption of SFAS 123R on October 1, 2005, and an increase in consulting expenses, offset partially by a decrease in personnel costs related to non-SIGOS research and development. We anticipate that research and development expenses in absolute dollars for the first quarter of fiscal 2007 will remain comparable to the fourth quarter of fiscal 2006.

Sales and Marketing

	2006	2005	% Change
	(In thousands)

Sales and marketing	$16,856	$13,060	29%

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $3.8 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase was primarily attributable to additional personnel costs as a result of our acquisitions of SIGOS, in the second half of fiscal 2006, and an increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005. Further increase was attributable to increased personnel, restructuring, recruiting and travel related costs associated with additional sales personnel and increased spending on modifications to our Web site. We believe that continued investments in our sales and marketing efforts are essential for us to maintain our market position and to further increase acceptance of our services. We anticipate that sales and marketing expenses in absolute dollars for the first quarter of fiscal 2007 will remain comparable to the fourth quarter of fiscal 2006.

Operations

	2006	2005	% Change
	(In thousands)

Operations	$7,203	$6,114	18%

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased by $1.1 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase in operations expenses was primarily due to an increase in stock-based compensation due to the adoption of SFAS 123R on October 1, 2005, increased personnel costs including bonus and salary, and increased repair and maintenance expense. We anticipate that operations expenses in absolute dollars for the first quarter of fiscal 2007 will remain comparable to the fourth quarter of fiscal 2006.

General and Administrative

	2006	2005	% Change
	(In thousands)

General and administrative	$9,840	$7,796	26%

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional services fees and other general corporate expenses. Our general and administrative expenses increased by approximately $2.0 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase in our general and administrative expenses was primarily due to increased personnel and personnel related costs due to the acquisition of SIGOS in the second half of fiscal 2006, and an increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005. Additionally, the increase in expenses resulted from increased audit and accountancy fees due to the acquisition and to compliance requirements and due to an increase in non-SIGOS personnel. These increases were partially offset by decreases in legal expenses associated with a litigation settlement in fiscal 2005 related to our Netraker acquisition, and a decrease in expense as a result of the settlement of a preferential claim for approximately $184,000 in fiscal 2006. There was no similar legal expense recorded for the year ended September 30, 2006. We anticipate that general and administrative expenses in absolute dollars for the first quarter of fiscal 2007 will decrease compared to the fourth quarter of fiscal 2006 due to lower acquisition related costs and lower audit and compliance fees.

Excess Occupancy (Income) Costs

	2006	2005	% Change
	(In thousands)

Excess occupancy (income) costs	$(13)	$434	(103)%

Excess occupancy (income) costs are fixed expenses associated with the unoccupied portion of our headquarters’ building, such as property taxes, insurance, and depreciation. These particular expenses are reduced by the rental income from the leasing of our space in our headquarters building. The costs are based on the actual unoccupied square footage, which was approximately 60% for both the years ended September 30, 2006 and 2005. The decrease in expenses was primarily due to an increase in tenant income of approximately $347,000 due to the leasing of additional space, and due to refunds and the reversal of accruals related to the resolution of our property tax returns for the years ended 2002 through 2004, amounting to $111,000. We expect the unoccupied portion of our headquarters building for the first quarter of fiscal 2007 will remain comparable to the fourth quarter of fiscal 2006.

Amortization of Identifiable Intangible Assets and In-process Research and Development

	2006	2005	% Change
	(In thousands)

Amortization of identifiable intangible assets	$2,384	$2,435	(2)%
In-process research and development costs	840	—	100%

Total amortization of identifiable intangible assets and in-process research and development	$3,224	$2,435	32%

Amortization of identifiable intangible assets decreased by approximately $51,000 for the year ended September 30, 2006 as compared to the corresponding period in fiscal 2005 primarily due to certain intangibles becoming fully amortized in the second half of fiscal 2005 and the first half of fiscal 2006, partially offset by increased amortization of identifiable intangible assets resulting from our SIGOS and the Gomez Pro business acquisitions.

For the year ended September 30, 2006, we expensed $840,000 of in-process research and development related to the estimated fair value of an acquired in-process research and development project in connection with the acquisition of SIGOS. This project is related to certain components of SIGOS SITE technology, which had not yet reached technological feasibility and had no alternative future use. The estimated fair value of this project was determined based on the income approach method as of the acquisition date which represents the present worth of the net economic benefit to be received over the life of the developed asset. This approach includes estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows topresent value through “discounting.” The discounting process uses a rate of return that accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows over the life of the asset is totaled to arrive at an indication of the fair value of the asset. This amount was immediately expensed as of the acquisition date. These components of the SIGOS SITE technology are expected to be generally available by December 31, 2006.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At September 30, 2006, we had a remaining balance of approximately $10.1 million of identifiable intangible assets that are being amortized over a three to six and one half-year expected life. We expect the amortization of identifiable intangible assets to be approximately $800,000 for the first quarter of fiscal 2007, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of September 30, 2006, as listed in the table below, will be fully amortized by September 2012 (in thousands):

	Technology	Customer
	Based	Based	Trademark	Covenant	Backlog	Total

Net carrying value at September 30, 2006	$5,342	$3,749	$715	$69	$230	$10,105

Interest Income, and Interest and other Expenses

	2006	2005	% Change
	(In thousands)

Interest income	$4,634	$3,344	39%
Interest and other expenses	(76)	(15)	407%

Interest income, interest and other expenses, net	$4,558	$3,329	37%

Interest income, and interest and other expenses, net, increased by $1.2 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase in interest income, and interest and other expenses, net, was primarily attributable to increased investment yields resulting from higher market interest rates earned on our invested cash, cash equivalents, and short-term investments. We expect that interest income, and interest and other expenses, net, for the first quarter of fiscal 2007 will be approximately $1.0 million, absent any additional transactions, and assuming no material changes in interest rates.

(Provision for) Benefit from Income Taxes

	2006	2005	% Change
	(In thousands)

(Provision for) benefit from income taxes	$(3,877)	$2,309	(268)%

For the year ended September 30, 2006, we recorded a net tax expense of approximately $3.9 million. Our effective tax rate for the year ended September 30, 2006 was approximately (106%) including the effect of the adjustment of the valuation allowance. In the fourth quarter of the year, we recorded deferred income tax expense of approximately $3.9 million associated with an increase in the valuation allowance against our net deferred assets. This increase was primarily due to:

•	Net loss incurred in fiscal 2006 and in the second, third, and fourth quarters of fiscal 2006, and

•	Updating of our estimates for future taxable income.

Excluding the effect of the valuation allowance increase, the effective tax rate was approximately (1.6%). The tax rate differed from the statutory rates primarily due to nondeductible stock option compensation charges related to incentive stock options and the nondeductible charge for in process research and development. Each of these items reduced the tax benefit which would be indicated by the pretax loss applied to statutory tax rates.

For the year ended September 30, 2005, we recorded a net tax benefit of approximately $2.3 million. Our effective tax rate for the year ended September 30, 2005 was approximately 7% before recording, in the fourth quarter of the year ended September 30, 2005, an income tax benefit totaling approximately $3.1 million associated with the partial recognition of our net deferred assets based upon the following factors: 1) demonstrated profitability in recent quarters, 2) it was more likely than not that there would be taxable income for the next three years after considering differences between taxable income and financial accounting income, and 3) the amount of reversal of deferred tax assets and liabilities which were expected to occur during that three-year period. The $3.1 million benefit was partially offset by a provision for income taxes of $791,000.

The tax rate change from fiscal 2005 to fiscal 2006, other than the reduction in the valuation allowance in fiscal 2005 and the increase in the valuation allowance in fiscal 2006, is attributable to the use of net operating losses in fiscal 2005 which did not occur in fiscal 2006, the nondeductible stock option compensation charges related to incentive stock options, and the nondeductible charge for in-process research and development in fiscal 2006 which did not occur in fiscal 2005.

We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax returns are fully supportable. We adjust these reserves, as well as related interest, in light of changing circumstances such as the progress of tax examinations and the expiration of the statute of limitations.

We had net operating loss carryforwards for federal income tax purposes of approximately $52.0 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the years 2017 through 2023. In addition, we had approximately $20.0 million of net operating loss carryforwards available to reduce future taxable income for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the years 2006 through 2013.

As of September 30, 2006, we had research credit carryforwards of approximately $2.0 million for federal and $1.0 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit can be carried forward indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings indefinitely in those foreign subsidiaries. Undistributed earnings of our foreign subsidiaries amounted to approximately $600,000 at September 30, 2006. If we distribute these earnings, in the form of dividends and otherwise, we would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

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

Subscription Services.  Revenue from subscription services increased $2.0 million for the year ended September 30, 2005 as compared to the year ended September 30, 2004. Subscription services represented 74% and 89% of total revenue for the year ended September 30, 2005 and 2004, respectively. The increase in revenue in absolute dollars, as listed in descending order of impact, was primarily due to increased revenue from Transaction Perspective, Application Perspective, WebEffective Intelligence Platform, and Enterprise Solution. The increases were offset by a decrease in sales of Web Site Perspective, Network Perspective, Test Perspective and NetMechanic services. At September 30, 2005, we measured for revenue 8,307 page measurements or URLs, and 7,165 Internet-connected devices. At September 30, 2004, we measured for revenue 8,167 URLs, and 7,528 Internet-connected devices.

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

In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Internet, Mobile, and CEM.

The following table summarizes Internet, Mobile and CEM revenue (in thousands):

	2005	2004	% change

For the year ended September 30:
Internet Subscriptions	$35,451	$34,425	3%
Internet Engagements	3,811	3,629	5%

Total Internet Revenue	39,262	38,054	3%

Total Mobile Subscriptions	2,168	2,027	7%

CEM Subscriptions	1,999	1,122	78%
CEM Engagements	10,263	1,200	755%

Total CEM Revenue	12,262	2,322	428%

Total Revenue	$53,692	$42,403	27%

Total Internet revenue increased by approximately $1.2 million for the year ended September 30, 2005 as compared to the corresponding period in fiscal 2004. Internet revenue represented 73% and 90% of total revenue for the year ended September 30, 2005 and 2004, respectively. The increase in Internet revenue for the year ended September 30, 2005 over the corresponding period in fiscal 2004, was primarily due to increased subscriptions for Transaction Perspective services, Application Perspective services which were newly introduced in the second quarter of fiscal 2004, and increased contribution from our Enterprise Solutions. The increases were offset by decreases in sales of Web Site Perspective and Network Perspective services.

Total Mobile revenue increased approximately $141,000 for the year ended September 30, 2005 as compared to the corresponding period in fiscal 2004 due to an increase in Wireless Perspective Services.

Total CEM revenue increased by approximately $9.9 million for the year ended September 30, 2005 as compared to the corresponding period in fiscal 2004. CEM revenue represented 23% and 5% of total revenue for the year ended September 30, 2005 and 2004, respectively. The increase was primarily due to increased contribution from our WebEffective Intelligence Platform services as a result of our acquisitions of NetRaker in April 2004 and Vividence in September 2004.

For the years ended September 30, 2005 and 2004, no single customer accounted for more than 10% of total revenue. At September 30, 2005, one customer accounted for 12% of total accounts receivable of which 100% of this customer’s balance was subsequently received. At September 30, 2004, no single customer accounted for more than 10% of total accounts receivable. International sales were approximately 9% and 8% of our total revenue for the years ended September 30, 2005 and 2004, respectively.

Expenses:

Costs of Subscription Services and Professional Service

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

Operations

	2005	2004	% Change
	(In thousands)

Operations	$6,114	$5,462	12%

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

The decrease in excess occupancy costs was primarily due to an increase in tenant income due to the leasing of additional space. The costs are based on the actual unoccupied square footage, which was 60% and 70% for the years ended September 30, 2005 and 2004, respectively.

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

Benefit from/(Provision) for Income Taxes

	2005	2004	% Change
	(In thousands)

Benefit from/(provision) for income taxes	$2,309	$(59)	(4,014)%

For the year ended September 30, 2005, we recorded a net tax benefit of approximately $2.3 million. Our effective tax rate for the year ended September 30, 2005 was approximately 7% before recording, in the fourth quarter of the year ended September 30, 2005, an income tax benefit totaling approximately $3.1 million associated with the partial recognition of our net deferred assets based upon the following factors: 1) demonstrated profitability in recent quarters, 2) it was more likely than not that there would be taxable income for the next three years after considering differences between taxable income and financial accounting income, and 3) the amount of reversal of deferred tax assets and liabilities which were expected to occur during that three year period. The $3.1 million benefit was partially offset by a provision for income taxes of $791,000.

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

The increase of 1% in the effective tax rate was primarily due to an increase in professional services revenue in Europe which are taxed at a higher rate than U.S. profits due to the lack of loss carryforwards in Europe.

Liquidity and Capital Resources

	As of September 30,
	2006	2005	2004
	(In thousands)

Cash, cash equivalents and short-term investments	$90,751	$133,803	$148,117
Accounts receivable, net	$7,122	$6,387	$6,138
Working capital	$80,765	$127,335	$136,883
Days sales in accounts receivable (DSO)(a)	43	44	46

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

	2006	2005	2004
	(In thousands)

For the year ended September 30:
Cash provided by operating activities	$10,615	$10,961	$15,163
Cash provided by (used in) investing activities	$7,138	$41,987	$(31,972)
Cash provided by (used in) financing activities	$(19,096)	$(15,946)	$7,099

Cash, cash equivalents and short-term investments and working capital

At September 30, 2006, we had approximately $45.7 million in cash and cash equivalents and approximately $45.1 million in short-term investments, for a total of approximately $90.8 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better.

Cash flows from operating activities

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

Comparison of Years Ended September 30, 2006 and 2005

For the twelve months ended September 30, 2006, net cash provided by operating activities was approximately $10.6 million in fiscal 2006 which was primarily due to the net loss, adjusted for all non-cash amortization and depreciation charges, stock-based compensation, and changes in deferred tax assets and liabilities. The decrease in net income in 2006 compared to 2005, after excluding non-cash items was primarily offset by an increase in deferred revenue of approximately $2.8 million and an increase in accounts payable and accrued expenses due to increased spending in audit and tax services related to regulatory compliance and increased expenses related to our most recent acquisition in April 2006, as well as timing of payments related to marketing programs.

Comparison of Years Ended September 30, 2005 and 2004

Cash flows from operating activities decreased for the year ended September 30, 2005 compared to the prior year primarily due to lower net income, excluding all non-cash amortization and depreciation charges, and decreases from non-acquisition related deferred revenue and deferred tax assets, and payments of liabilities.

Cash flow from investing activities

The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of investments. We also use cash to invest in capital and other assets to support our growth and infrastructure.

Comparison of Years Ended September 30, 2006 and 2005

Cash flows from investing activities decreased for the year ended September 30, 2006 compared to the prior year primarily due to the cash paid for the SIGOS acquisition, and to a lesser extent, due to decreased proceeds from maturities of marketable securities, net of purchases.

Comparison of Years Ended September 30, 2005 and 2004

Cash flows from investing activities increased for the year ended September 30, 2005 compared to the prior year primarily due to higher proceeds from maturities of marketable securities, net of purchases. The increase was also attributable, to a lesser extent, to lower capital expenditures and fewer acquisition activities for the year ended September 30, 2005.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. From the inception of the stock repurchase program in January 2001 to September 30, 2006, a total of approximately 14.3 million shares have been repurchased in the open market for approximately $135 million. At September 30, 2006, approximately $58 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. Cash flow from operations and existing cash balances were used to repurchase our common stock.

Comparison of Years Ended September 30, 2006 and 2005

Cash flows from financing activities decreased for the year ended September 30, 2006 compared to the prior year primarily due to the repurchases of our common stock, partially offset by the proceeds received from the issuance of common stock associated with employee stock options and employee stock purchase plan. We utilized approximately $22.8 million and $23.3 million to repurchase shares of our common stock in the open market during the twelve months ended September 30, 2006 and 2005, respectively. We received approximately $3.7 million and $7.4 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan for the years ended September 30, 2006 and 2005, respectively.

Comparison of Years Ended September 30, 2005 and 2004

Cash flows from financing activities decreased for the year ended September 30, 2005 compared to the prior year primarily due to the repurchases of our common stock, partially offset by the proceeds received from the issuance of common stock associated with employee stock options and employee stock purchase plan. We utilized approximately $23.3 million to repurchase shares of our common stock in the open market. No repurchases occurred for the year ended September 30, 2004. We received approximately $7.4 million and $7.8 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan for the years ended September 30, 2005 and 2004, respectively.

Commitments and Contractual Obligations

As of September 30, 2006, our principal commitments consisted of approximately $3.9 million in real property and automobile operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to seventeen months to 125 bandwidth and co-location providers amounting to $765,000 in the aggregate for 108 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.3 million related to our operations and headquarters building for the first quarter of fiscal 2007, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2006 (in thousands of dollars):

	Payment Due by Period
			2 3	4 5	More Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations: Leases	$3,880	$736	$1,133	$896	$1,115
Commercial Commitments: Bandwidth and Collocation	765	448	317	—	—

Total	$4,645	$1,184	$1,450	$896	$1,115

We will pay an additional purchase consideration related to the SIGOS acquisition up to an additional €8 million, or approximately $10 million at current exchange rates, if certain revenue and profitability milestones are achieved in calendar 2006. In addition, approximately $250,000 related to the acquisition of the GomezPro business of Watchfire Corporation was withheld and we currently expect this will be released in December 2006 pursuant to an escrow agreement.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement in fiscal 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year beginning October 1, 2007. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial condition.

In June 2006, Emerging Issues Task Force (“EITF”) issue EITF 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)” was ratified. This issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and requires additional disclosures related to those taxes on either a gross (included in revenue) or a net (excluded from revenue) basis. This issue is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year beginning October 1, 2007. We are currently evaluating the impact of EITF 06-3 on our consolidated results of operations and financial condition.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year beginning October 1, 2006. The primary concepts set forth in SAB 108 are as follows:

•	Registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approaches (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

•	If correcting the item in the current year materially affects the current year but the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements.” However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements. The correction can be made the next time the prior year financial statements are filed.

•	For purposes of evaluating materiality under the “iron curtain” approach, all uncorrected errors on the balance sheet are presumed to be reversed into the statement of operations in the current period even though some or all of the uncorrected difference may relate to periods prior to the latest statement of operations presented and, therefore, would only impact opening accumulated earnings (deficit). If the amount of the uncorrected difference(s) is determined to be material to the current period statement of operations, then such amount would be deemed material and would have to be corrected for in the manner set forth above.

SAB 108 provides for the following transition guidance in the initial period of adoption:

•	Restatement of prior years is not required if the registrant properly applied its previous approach, either “rollover” or “iron curtain” approach, so long as all relevant qualitative factors were considered.

•	The SEC Staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on the appropriate use of the registrant’s previous approach.

•	If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption (e.g. October 1, 2006 would be the beginning of our fiscal year 2007).

•	At transition, registrants electing not to restate prior periods are required to disclose “the nature and amount of each individual error being corrected for in the cumulative adjustment. The disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.”

Historically, we have evaluated uncorrected differences utilizing the “rollover” approach. We are currently evaluating the potential impacts of adopting SAB 108, and therefore, are unable to estimate the effect on our Consolidated Financial Statements. Although, we believe our prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding our quantitative and qualitative assessments of such uncorrected differences were appropriate, we expect that, due to the analysis required in SAB 108, certain historical uncorrected differences will be corrected for as a cumulative effect adjustment to the opening retained earnings balance as of October 1, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which will be our fiscal year beginning October 1, 2009. We have not yet begun to evaluate the effects, if any, of adoption on our consolidated financial statements.

Item 7A.	Qualitative And Quantitative Disclosures About Market Risks.

Interest Rate Sensitivity.  Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at September 30, 2006, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $464,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.  A substantial majority of our revenue and expenses are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pounds. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Movements in the currency exchange rates of the Euro and British Pound could cause variability in our revenue, expenses or other income (expenses), net. We do not enter into derivative transactions for trading or speculative purposes. Net foreign exchange transaction losses included in “Interest and Other Expenses” in the accompanying consolidated statements of operations totaled $76,000, $52,000, and $19,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

Item 8.	Financial Statements and Supplementary Data.

Keynote Systems, Inc. and Subsidiaries

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$45,662	$46,934
Short-term investments	45,089	86,869

Total cash, cash equivalents, and short-term investments	90,751	133,803
Accounts receivable, less allowance for doubtful accounts of $55 and $153, at September 30, 2006 and 2005, respectively, and less billing adjustment of $418 and $381, at September 2006 and 2005, respectively	7,122	6,387
Prepaid and other current assets	2,655	2,623
Inventories	876	—
Deferred tax assets	1,389	405

Total current assets	102,793	143,218
Property and equipment, net	34,464	34,669
Goodwill	48,676	21,186
Identifiable intangible assets, net	10,105	3,760
Deferred tax assets	3,114	6,995

Total assets	$199,152	$209,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,558	$538
Accrued expenses	10,748	9,088
Current portion of capital lease obligation	31	40
Deferred revenue	9,691	6,217

Total current liabilities	22,028	15,883
Long-term portion of capital lease obligation	50	27
Long-term deferred revenue	958	—
Long-term deferred tax liability	2,727	—

Total liabilities	25,763	15,910

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,072,349 and 19,606,698 shares issued and outstanding as of September 30, 2006 and 2005, respectively	19	20
Treasury stock, 2,000,000 and 852,200 shares as of September 30, 2006 and 2005, respectively	(21,150)	(11,037)
Additional paid-in capital	330,398	335,350
Accumulated deficit	(137,578)	(130,044)
Accumulated other comprehensive gain (loss)	1,700	(371)

Total stockholders’ equity	173,389	193,918

Total liabilities and stockholders’ equity	$199,152	$209,828

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended September 30,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenue:
Subscription services	$43,367	$39,618	$37,574
Professional services	12,141	14,074	4,829

Total revenue	55,508	53,692	42,403
Expenses:
Costs of subscription services	8,186	5,340	5,455
Costs of professional services	8,975	9,171	4,023
Research and development	9,452	7,615	7,051
Sales and marketing	16,856	13,060	10,598
Operations	7,203	6,114	5,462
General and administrative	9,840	7,796	5,022
Excess occupancy (income) costs	(13)	434	840
Amortization of identifiable intangible assets	2,384	2,435	1,696
In-process research and development	840	—	241

Total expenses*	63,723	51,965	40,388

(Loss) income from operations	(8,215)	1,727	2,015
Interest income	4,634	3,344	2,728
Interest and other expenses	(76)	(15)	(37)

Net (loss) income before (provision for) benefit from income taxes	(3,657)	5,056	4,706
(Provision for) benefit from income taxes	(3,877)	2,309	(59)

Net (loss) income	$(7,534)	$7,365	$4,647

Net (loss) income per share:
Basic	$(0.41)	$0.37	$0.24
Diluted	$(0.41)	$0.35	$0.22
Shares used in computing basic and diluted net (loss) income per share:
Basic	18,278	19,677	19,397
Diluted	18,278	20,860	20,886

* Stock-based compensation by category:
Costs of subscription services	$94	$—	$—
Costs of professional services	518	—	—
Research and development	887	—	—
Sales and marketing	1,100	—	—
Operations	662	—	—
General and administrative	458	—	—

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

							Accumulated
			Additional				Other	Total
			Paid-In			Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousands, except share amounts)

Balance as of September 30, 2003	18,819,976	$19	$331,912	(2,556)	$(29)	$(142,056)	$434	$190,280
Repurchase of common stock	—	—	(19)	—	—	—	—	(19)
Issuance of common stock	988,334	—	7,841	—	—	—	—	7,841
Net income	—	—	—	—	—	4,647	—	4,647	$4,647
Foreign currency translation	—	—	—	—	—	—	24	24	24
Unrealized loss on available-for sale investments	—	—	—	—	—	—	(779)	(779)	(779)

Balance as of September 30, 2004	19,808,310	$19	$339,734	(2,556)	$(29)	$(137,409)	$(321)	$201,994	$3,892

Repurchase of common stock	—	—	(56)	(1,878,284)	(22,697)	—	—	(22,753)
Issuance of common stock	827,028	1	7,361	—	—	—	—	7,362
Retirement of treasury stock	(1,028,640)	—	(11,689)	1,028,640	11,689	—	—	—
Net income	—	—	—	—	—	7,365	—	7,365	$7,365
Foreign currency translation	—	—	—	—	—	—	(66)	(66)	(66)
Unrealized gain on available-for sale investments	—	—	—	—	—	—	16	16	16

Balance as of September 30, 2005	19,606,698	$20	$335,350	(852,200)	$(11,037)	$(130,044)	$(371)	$193,918	$7,315

Repurchase of common stock	—	—	(64)	(2,121,716)	(22,732)	—	—	(22,796)
Issuance of common stock	439,567	—	3,685	—	—	—	—	3,685
Tax benefit related to stock options	—	—	326	—	—	—	—	326
Retirement of treasury stock	(973,916)	(1)	(12,618)	973,916	12,619	—	—	—
Stock-based compensation	—	—	3,719	—	—	—	—	3,719
Net loss	—	—	—	—	—	(7,534)	—	(7,534)	$(7,534)
Foreign currency translation	—	—	—	—	—	—	1,763	1,763	1,763
Unrealized gain on available-for sale investments	—	—	—	—	—	—	308	308	308

Balance as of September 30, 2006	19,072,349	$19	$330,398	(2,000,000)	$(21,150)	$(137,578)	$1,700	$173,389	$(5,463)

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(7,534)	$7,365	$4,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,997	3,406	3,580
Stock-based compensation	3,719	—	—
Charges to bad debt and billing adjustment reserves	272	171	216
Amortization of debt investment premium	460	2,843	3,904
Amortization of identifiable intangible assets	2,384	2,435	1,696
In-process research and development	840	—	241
Tax benefit from stock options	326	—	—
Excess income tax benefit from stock options	(61)	—	—
Deferred tax assets and liabilities	2,200	(2,663)	—
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	314	(299)	(1,018)
Inventories	34	—	—
Prepaids and other current assets	176	39	(125)
Accounts payable and accrued expenses	694	(989)	1,066
Deferred revenue	2,794	(1,347)	956

Net cash provided by operating activities	10,615	10,961	15,163

Cash flows from investing activities:
Purchases of property, equipment and software	(3,058)	(3,634)	(4,015)
Purchases of businesses and assets, net	(32,042)	(2,802)	(25,685)
Purchases of short-term investments	(60,883)	(105,077)	(135,164)
Sale of short-term investments	103,121	153,500	132,892

Net cash provided by (used in) investing activities	7,138	41,987	(31,972)

Cash flows from financing activities:
Repayment of credit facilities	(46)	(48)	(723)
Excess income tax benefit from stock options	61	—	—
Proceeds from issuance of common stock and exercise of stock options	3,685	7,362	7,841
Repurchase of outstanding common stock	(22,796)	(23,260)	(19)

Net cash provided by (used in) financing activities	(19,096)	(15,946)	7,099

Effect of exchange rate changes on cash and cash equivalents	71	—	—
Net (decrease) increase in cash and cash equivalents	(1,272)	37,002	(9,710)
Cash and cash equivalents at beginning of the year(1)	46,934	9,932	19,642

Cash and cash equivalents at end of the year(1)	$45,662	$46,934	$9,932

Cash paid for income taxes, net	$839	$268	$160

(1)	Excludes $45.1 million, $86.9 million, and $138.2 million of short-term investments at September 30, 2006, 2005, and 2004, respectively.

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)  The Company

Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) develops and sells services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications.

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

(B)  Revenue Recognition

Revenue consists of subscription services revenue and professional services revenue and is recognized when all of the following criteria have been met:

•	Evidence of an arrangement. The Company considers a customer signed quote, contract, or equivalent document to be evidence of an arrangement.

•	Delivery. For non-SIGOS subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. The Company’s subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. For SIGOS services, delivery occurs when services are either delivered or accepted, if acceptance language exists.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

Subscription Services Revenue:  Subscription services revenue consists of (i) fees from sales of subscriptions and (ii) sales of mobile automated test equipment, maintenance, engineering and minor consulting services associated with SIGOS SITE, when fair value of the maintenance does not exist.

For customers that pay in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers billed in arrears, subscription services revenue is invoiced monthly upon completion of the services. The Company’s WebEffective and WebExcellence technology is typically used in CEM professional engagements, and accordingly, such revenue is recorded as professional services revenue. However, in instances where customers solely require the use of the technology, such technology is sold on a stand-alone subscription basis. As a result, such revenue is recognized ratably over the subscription period, commencing on the day service is first provided, and recorded as subscription services revenue.

For our non-SIGOS related services, we recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As a result of the Company’s acquisition of Systemintegration GmbH (“SIGOS”) on April 3, 2006, the Company frequently enters into multiple element arrangements with mobile customers, for the sale of its automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the Emerging Issues Task Force Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. This determination is based on the hardware component of the Company’s multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.

None of the SIGOS’ services provided by the Company are considered to be essential to the functionality of the other elements. This assessment is due to the implementation services being performed during a relatively short period (generally within three months) compared to the length of the arrangement which typically ranges from twelve to thirty-six months. Additionally, the implementation/integration services are general in nature and the Company has a history of successfully gaining customer acceptance. The Company cannot allocate the arrangement consideration to the multiple elements based on the vender specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the allocation of revenue. Therefore, the Company recognizes the entire arrangement fee into revenue ratably over the service period, historically ranging from twelve to thirty-six months, once the implementation and integration services are complete, usually within two to three months following the delivery of the hardware and software. The ratable recognition of revenue begins when evidence of customer delivery or acceptance, if acceptance language exists, of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

Professional Services Revenue:  Professional services revenue consists of fees generated by the Company’s professional services, and consists of WebEffective or WebExcellence services that are purchased as part of a professional service project, and are recognized as the services are performed, typically over a period of one to three months. For professional service projects that span one month or less, the Company recognizes revenue once the projects are completed. For professional service projects that contain milestones, the Company recognizes revenue once the services or milestones have been delivered. Payment occurs either up front or over time.

The Company also enters into multiple element arrangements, which include both subscription and professional service revenue, other than those SIGOS related arrangements involving hardware and software implementation/integration. For these arrangements, the Company recognizes revenue in accordance with EITF 00-21, and allocates and defers revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. The Company would determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the remaining applicable performance period once the last element has been delivered.

Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and this primarily consists of SIGOS revenue.

The Company does not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(C)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowance for doubtful accounts and billing allowance, stock-based compensation and income taxes. Actual results could differ from those estimates.

(D)  Cash and Cash Equivalents

The Company considers all highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less to be cash equivalents.

(E)  Short-Term Investments

The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less as of the balance sheet dates, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. Investments have been classified and accounted for as available-for-sale. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may occasionally sell these securities prior to their stated maturities. As these debt securities are viewed by management as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities”, debt securities with maturities beyond twelve months (such as our auction rate securities) are classified as current assets under the caption “Short-term Investments” in the accompanying Consolidated Balance Sheets. These securities are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest and other expenses. Any realized gains and losses are recorded based on specific identification. The Company did not have any realized gains or losses for the twelve months ended September 30, 2006 and 2005, and realized a gain of approximately $7,000 for the twelve months ended September 30, 2004.

(F)  Inventories

Inventories related to SIGOS SITE services were approximately $876,000 as of September 30, 2006. The Company had no inventory as of September 30, 2005. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of subscription services at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of subscription services. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.

(G)  Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the equipment

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

or the lease term. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. The cost of the Company’s building is being depreciated over a thirty-year life.

(H)  Comprehensive Income (Loss) and Foreign Currency Translation

Comprehensive income (loss) includes net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenue and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in interest and other expenses in the consolidated statements of operations as incurred and were approximately ($76,000), ($52,000), and ($19,000) for the years ended September 30, 2006, 2005 and 2004, respectively.

At September 30, the components of accumulated other comprehensive income (loss) reflected in the Consolidated Statements of Stockholders’ Equity consisted of the following (in thousands):

	2006	2005	2004

Unrealized losses on investments	$(156)	$(464)	$(480)
Cumulative translation adjustments	1,856	93	159

	$1,700	$(371)	$(321)

The Company did not provide a tax benefit relating to the unrealized loss on its available for sale investments as the tax benefit related to this loss when sold would be fully reserved as the Company feels that it is not more likely than not that such benefit would be realized. In addition, there is no tax effect on the foreign currency translation because it is management’s intent to reinvest such foreign earnings indefinitely in its foreign subsidiaries.

(I)  Financial Instruments and Concentration of Credit Risk

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

that represents the reserve for potential billing adjustments that are recorded as a reduction of revenue. The Company’s accounting for billing allowance represents a percentage of revenue based on historical trends and experience.

The allowance for doubtful accounts and billing allowance represent management’s best estimate as of the balance sheet dates, but changes in circumstances relating to accounts receivable and billing adjustments, including unforeseen declines in market conditions and collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.

Activity in the allowance for doubtful accounts and billing adjustment is as follows (in thousands):

	Balance	Charged	Write-offs/	Balance
	at	to	Credit	at
	Beginning	Operations/	Memos	End of
Classification Period	of Period	Revenue	Issued	Period(1)

For the year ended:
September 30, 2006	$534	$272	$(333)	$473
September 30, 2005	$758	$171	$(395)	$534
September 30, 2004	$1,048	$216	$(506)	$758

(1)	Included in the balance at the end of the period is an amount of $419,000, $381,000, and $541,000 in billing adjustments as of September 30, 2006, 2005 and 2004, respectively.

At September 30, 2006 and 2005, one customer accounted for 18% and 12% of the Company’s total accounts receivable, respectively. For the year ended September 30, 2006, one customer accounted for 12% of revenue. For the years ended September 30, 2005 and 2004, no single customer accounted for more than 10% of total revenue. For the years ended September 30, 2006, 2005, and 2004, 33%, 35% and 34% of total revenue was generated by the ten largest customers, respectively.

(J)  Excess Occupancy (Income) Costs

Excess occupancy costs are fixed expenses associated with the portion of the Company’s headquarters’ building not occupied by Keynote, such as property taxes, insurance, and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters building acquired in September 2002 and are based on the actual unoccupied square footage, which was 60%, 60%, and 70% for the twelve months ended September 30, 2006, 2005 and 2004, respectively. These particular costs are reduced by the rental income from the leasing of space not occupied by the Company in the headquarters building. Rental income was $1.0 million, $655,000, and $253,000 for the years ended September 30, 2006, 2005 and 2004, respectively. As of September 30, 2006, the Company had leased space with eleven tenants of which ten had noncancellable operating leases, which expire on various dates through 2014. At September 30, 2006, future minimum rents receivable under the leases, are as follows (in thousands):

Year ending September 30:
2007	$1,136
2008	1,060
2009	803
2010	271
2011	98
Thereafter	294

Total future minimum rents receivable	$3,662

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(K)  Goodwill and Identifiable Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and other identifiable intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are generally amortized on a straight-line basis over a three-to-six and one half-year period. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable, or at least annually at September 30 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step determines the fair value of the reporting unit using the market capitalization value and compares it to the reporting unit’s carrying value. The Company determined its market capitalization value based on the number of shares outstanding and the stock price as of September 30, 2006. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company has determined that it has only one reporting unit.

In accordance with SFAS 142, the Company completed the annual impairment test and concluded that no impairment existed at September 30, 2006.

Amortization of identifiable intangible assets was $2.4 million, $2.4 million, and $1.7 million for the years ended September 30, 2006, 2005, and 2004, respectively. In-process research and development expenses were $840,000 and $241,000 for the years ended September 30, 2006 and 2004, respectively. There were no in-process research and development expenses recorded for the year ended September 30, 2005.

(L)  Stock-Based Compensation

The Company offers stock-based employee compensation plans, which are more fully described in Note 7. Effective October 1, 2005, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on volatility, risk-free interest rates, expected life and dividend yield assumptions (refer to weighted-average assumptions noted in Footnote 7 (c)). The exercise price of the options granted is equal to the fair market value of the Company’s common stock on the date of grant. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of options granted is derived from a risk-adjusted single-exercise factor lattice model. The estimated forfeiture rate of 23% is derived from historical pre-vest termination rates and is used in determining compensation expense. The risk-free rate for the expected term of the option and stock purchase is based on the average yield to maturity of treasury bills and bonds as reported by the Federal Reserve bank of St. Louis in effect at the time of the option grant or stock purchase.

If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock compensation expense for the years ended September 30, 2005 and 2004 the pro-forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2005	2004

Net income, as reported	$7,365	$4,647
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects*	(3,569)	(5,922)

Pro forma net income (loss)	$3,796	$(1,275)

Net income (loss) per share:
Basic — as reported	$0.37	$0.24
Basic — pro forma	0.19	(0.07)
Diluted — as reported	0.35	0.22
Diluted — pro forma	0.19	(0.07)

*	No tax effects were included in the determination of pro forma net income (loss) because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets.

(M)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that the Company expects to realize. These calculations are performed on a separate tax jurisdiction basis.

(N)  Research and Development

Research and development costs are expensed as incurred until technological feasibility, defined as a working prototype, has been established, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” To date, the Company’s service offerings have been available for general release shortly before the establishment of technological feasibility and, accordingly, research and development costs have not been material.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(O)  Net (Loss) Income Per Share

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

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Year Ended September 30,
	2006	2005	2004

Numerator:
Net (loss) income	$(7,534)	$7,365	$4,647
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	18,278	19,677	19,397
Incremental common shares attributable to shares issuable under employee stock option plans	—	1,183	1,489

Denominator for diluted net (loss) income per share — weighted average shares	18,278	20,860	20,886

Basic net (loss) income per share	$(0.41)	$0.37	$0.24
Diluted net (loss) income per share	$(0.41)	$0.35	$0.22

The following potential shares of common stock have been excluded from the computation of diluted net (loss) income per share because the effect would have been antidilutive (in thousands):

	Year Ended September 30,
	2006	2005	2004

Shares outstanding under stock options	6,754	1,442	1,670
Shares of restricted stock subject to repurchase	—	—	2

The weighted-average exercise price of excluded outstanding stock options was $13.24, $26.08, and $25.27, for the years ended September 30, 2006, 2005, and 2004, respectively. The weighted-average purchase price of restricted stock was $2.06 for the year ended September 30, 2004.

(P)  Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses were approximately $337,000, $426,000, and $168,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

(Q)  Recent Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement in its fiscal year beginning October 1, 2006.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year beginning October 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition. It is possible that the tax reserves will be adjusted; however the amount cannot be determined at this time.

In June 2006, Emerging Issues Task Force (“EITF”) issue EITF 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)” was ratified. This issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and requires additional disclosures related to those taxes on either a gross (included in revenue) or a net (excluded from revenue) basis. This issue is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year beginning October 1, 2007. The Company is currently evaluating the impact of EITF 06-3 on its consolidated results of operations and financial condition.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the Company’s fiscal year beginning October 1, 2006. The primary concepts set forth in SAB 108 are as follows:

•	Registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approaches (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

•	If correcting the item in the current year materially affects the current year but the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements.” However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements. The correction can be made the next time the prior year financial statements are filed.

•	For purposes of evaluating materiality under the “iron curtain” approach, all uncorrected errors on the balance sheet are presumed to be reversed into the statement of operations in the current period even though some or all of the uncorrected difference may relate to periods prior to the latest statement of operations presented and, therefore, would only impact opening accumulated earnings (deficit). If the amount of the uncorrected difference(s) is determined to be material to the current period statement of operations, then such amount would be deemed material and would have to be corrected for in the manner set forth above.

SAB 108 provides for the following transition guidance in the initial period of adoption:

•	Restatement of prior years is not required if the registrant properly applied its previous approach, either “rollover” or “iron curtain” approach, so long as all relevant qualitative factors were considered.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	The SEC Staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on the appropriate use of the registrant’s previous approach.

•	If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption (e.g. October 2006 for the Company).

•	At transition, registrants electing not to restate prior periods are required to disclose “the nature and amount of each individual error being corrected for in the cumulative adjustment. The disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.”

Historically, the Company has evaluated uncorrected differences utilizing the “rollover” approach. Management is currently evaluating the potential impacts of adopting SAB 108. Although, management believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, management expects that, due to the analysis required in SAB 108, certain historical uncorrected differences will be corrected for as a cumulative effect adjustment to the opening retained earnings balance as of October 1, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which will be the Company’s fiscal year beginning October 1, 2008. The Company has not yet begun to evaluate the effects, if any, of adoption on its consolidated financial statements.

(3)  Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and cash equivalents (in thousands):

		Gross	Estimated
	Amortized	Unrealized	Market
	Cost	Gains	Value

As of September 30, 2006:
Cash	$7,124	$—	$7,124
Commercial paper	12,404	2	12,406
Money market funds	2,147	—	2,147
Other money market securities	23,985	—	23,985

Total	$45,660	$2	$45,662

As of September 30, 2005:
Cash	$5,702	$—	$5,702
Commercial paper	20,057	3	20,060
Money market funds	1,611	—	1,611
Other money market securities	19,561	—	19,561

Total	$46,931	$3	$46,934

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of September 30, 2006 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

State government agency securities	$6,714	$—	$—	$6,714
FNMA and FHLMC securities	4,039	—	(5)	4,034
Other U.S. government agency securities	9,096	1	(23)	9,074
Corporate bonds and commercial paper	25,398	—	(131)	25,267

Total	$45,247	$1	$(159)	$45,089

The following table summarizes the maturities of fixed maturity short-term investments available for sale at September 30, 2006 (in thousands). Expected maturities of the debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Year ending September 30,
2007	$35,272	$35,136
2008	9,975	9,953

Total	$45,247	$45,089

The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Security Description	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

As of September 30, 2006:
U.S. federal and state government agencies	$6,978	$(18)	$2,990	$(10)	$9,968	$(28)
Corporate bonds	11,472	(96)	8,069	(35)	19,541	(131)

Total	$18,450	$(114)	$11,059	$(45)	$29,509	$(159)

As of September 30, 2005:
U.S. federal and state government agencies	$3,954	$(39)	$11,916	$(73)	$15,870	$(112)
Corporate bonds	14,672	(142)	25,125	(212)	39,797	(354)
Commercial paper	5,197	(1)	—	—	5,197	(1)

Total	$23,823	$(182)	$37,041	$(285)	$60,864	$(467)

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Because the Company has the ability and intent to hold these

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

investments until a recovery of the fair value of the investments, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

(4)  Property and Equipment

Property and equipment, net, comprised the following (in thousands):

	Useful
	Lives	September 30,
	(Years)	2006	2005

Computer equipment and software	3-5	$23,322	$25,925
Furniture and fixtures	5	1,751	1,556
Land	—	14,150	14,150
Building	30	10,750	10,750
Leasehold and building improvements	5-30	8,384	8,099

		58,357	60,480
Less accumulated depreciation and amortization		23,893	25,811

Total		$34,464	$34,669

Depreciation expense was $4.0 million, $3.4 million and $3.6 million for the years ended September 30, 2006, 2005 and 2004, respectively.

(5)  Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill for the two years ended September 30, 2006 (in thousands):

Balance at September 30, 2004	$24,442
Adjustment to goodwill for the acquisition of NetRaker Corporation	1,659
Adjustment to goodwill for the acquisition of Vividence Corporation	(5,205)
Additional goodwill for the acquisition of the business of Hudson Williams Europe	290

Balance at September 30, 2005	21,186
Additional goodwill for the GomezPro business of Watchfire Corporation (Note 8)	2,379
Additional goodwill for the acquisition of SIGOS Systemintegration GmbH (Note 8)	23,788
Adjustment to goodwill for the acquisition of Hudson Williams Europe (Note 8)	(23)
Translation adjustments	1,346

Balance at September 30, 2006	$48,676

Identifiable intangible assets amounted to approximately $10.1 million (net of accumulated amortization of approximately $16.6 million) and approximately $3.8 million (net of accumulated amortization of approximately

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$14.2 million) at September 30, 2006 and 2005, respectively. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Customer
	Based	Based	Trademark	Covenant	Backlog	Total

As of September 30, 2005:
Gross carrying value	$11,623	$6,064	$250	$—	$—	$17,937
Accumulated amortization	(9,263)	(4,664)	(250)	—	—	(14,177)

Net carrying value at September 30, 2005	$2,360	$1,400	$—	$—	$—	$3,760

As of September 30, 2006:
Gross carrying value	$15,913	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(10,571)	(5,636)	(323)	(7)	(24)	(16,561)

Net carrying value at September 30, 2006	$5,342	$3,749	$715	$69	$230	$10,105

Amortization expense for identifiable intangible assets for the years ending September 30, 2006, 2005 and 2004 was approximately $2.4 million, $2.4 million and $1.7 million, respectively. In-process research and development expenses were $840,000 and $241,000 for the years ended September 30, 2006 and 2004, respectively. Assuming no additional acquisitions, the amortization expense for existing identifiable intangible assets is estimated to be approximately $2.9 million for fiscal 2007, $2.7 million for fiscal 2008, $1.6 million for fiscal 2009, $1.2 million for fiscal 2010, $1.2 million for fiscal 2011, and $489,000 for fiscal 2012.

(6)  Accrued Expenses

Accrued expenses comprised the following (in thousands):

	September 30,
	2006	2005

Accrued employee compensation	$2,339	$2,337
Accrued audit and professional fees	1,443	1,030
Income and other taxes	1,093	853
Other accrued expenses	5,873	4,868

	$10,748	$9,088

(7)  Stockholders’ Equity

(A)  1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company’s right of repurchase that lapses as the shares vest. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of September 30, 2006, the Company was authorized to issue up to approximately 8.3 million shares of common stock under the Incentive Plan, which includes options reserved for issuance under the Company’s 1999 Stock Option Plan which plan terminated upon the completion of the Company’s initial public offering, to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

grant. As of September 30, 2006, options to purchase approximately 6.8 million shares were outstanding under the Incentive Plan, and approximately 1.5 million shares were available for future issuance under the Incentive Plan.

Stock options granted prior to April 1999 were generally immediately exercisable subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the unvested portion of the shares upon the voluntary or involuntary termination of the purchaser’s employment with the Company at the original issuance cost. The Company’s right of repurchase lapsed with respect to 25% of the shares after one year and ratably on a monthly basis over the following three years. As of September 30, 2006, the Company’s right of repurchase had lapsed for all shares granted prior to April 1999.

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

(B)  1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”).

Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of September 30, 2006, approximately 717,000 shares had been issued under the Purchase Plan, and approximately 706,000 shares had been reserved for future issuance.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(C)  Stock-Based Compensation

A summary of activity under the Company’s options plans is as follows (in thousands except per share and term amounts):

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at September 30, 2003	5,581	$12.61	7.7
Granted	1,477	13.26
Exercised	(866)	8.26
Forfeited, canceled or expired	(303)	12.76

Outstanding at September 30, 2004	5,889	$13.39	7.6
Granted	2,011	12.07
Exercised	(741)	8.78
Forfeited, canceled or expired	(923)	14.02

Outstanding at September 30, 2005	6,236	$13.42	7.5
Granted	2,247	11.25
Exercised	(359)	8.09
Forfeited, canceled or expired	(1,370)	12.16

Outstanding at September 30, 2006	6,754	$13.24	7.1	$6,146
Exercisable at September 30, 2006	3,872	$14.52	5.6	$6,011

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of “in the money” options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.

The weighted-average grant-date fair value of options granted during the years ended September 30, 2006, 2005 and 2004 was $3.41, $3.09, and $3.15 per share, respectively. The aggregate intrinsic value of options exercised during the year ended September 30, 2006, 2005 and 2004 was approximately $1.5 million, $2.7 million, and $3.6 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted under the equity incentive plans for the years ended September 30, 2006, 2005, and 2004, respectively, are as follows:

	2006	2005*	2004*

Volatility	30.2%	32.8%	33.6%
Risk-free interest rates	4.93	3.66	2.59
Expected life (in years)	3.7	2.8	2.5
Dividend yield	—	—	—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Weighted-average assumptions for options related to the employee stock purchase plan for the years ended September 30, 2006, 2005, and 2004, respectively, were as follows:

	2006	2005*	2004*

Volatility	29.0%	28.0%	34.0%
Risk-free interest rates	4.84	2.12	1.97
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—

*	The assumptions used in the twelve months ended September 30, 2005 and 2004 were used to calculate pro forma compensation expense per SFAS 123 as disclosed in Note 1(L) “Pro-Forma Disclosure for Twelve Months ended September 30, 2005 and 2004”.

A summary of the status of the Company’s unvested stock options is presented below (in thousands except per share amounts):

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Stock option awards:
Nonvested balance at September 30, 2005	2,886	$2.99
Stock options granted	2,247	3.41
Vested	(1,113)	3.03
Forfeited	(1,138)	3.05

Nonvested balance at September 30, 2006	2,882	$3.25

The total fair value of shares vested during the years ended September 30, 2006, 2005 and 2004 was $3.4 million, $3.2 million and $8.4 million, respectively.

As of September 30, 2006, there was $8.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.86 years).

The following table summarizes the shares available for grant for the years ended September 30, 2006, 2005, and 2004 (in thousands):

	Year Ended September 30,
	2006	2005	2004

Shares available at the beginning of the year	2,954	4,042	5,216
Options granted	(2,247)	(2,011)	(1,477)
Options canceled	1,138	840	240
Plan shares expired	(603)	—	—
Options expired	232	83	63

Shares available for grant at end of the year	1,474	2,954	4,042

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding as of September 30, 2006 (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	of Shares	Price

From $ 1.60 to $ 2.06	13	2.4	1.63	13	1.63
From $ 3.20 to $ 4.42	16	2.6	3.95	16	3.95
From $ 6.22 to $ 9.30	2,082	4.9	7.75	2,068	7.75
From $ 9.35 to $13.98	4,170	8.5	11.61	1,349	11.86
From $14.19 to $16.13	110	7.0	14.31	63	14.36
From $22.31 to $26.00	23	4.0	24.80	23	24.80
From $33.75 to $35.88	32	3.9	35.77	32	35.77
From $54.75 to $81.13	308	3.3	69.79	308	69.79

From $ 1.60 to $81.13	6,754	7.1	$13.24	3,872	$14.52

(D)  Stock Repurchase Plan

The Company’s Board of Directors approved a program to repurchase shares of its common stock in January 2001. During 2005 and 2006, the Company entered into various agreements with UBS Securities LLC (“UBS”) to establish trading plans (the “Trading Plans”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plans instructed UBS to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to a total of 4 million shares of the Company’s common stock.

In accordance with the repurchase program and Trading Plans, the Company acquired approximately 2.1 million and 1.9 million shares of common stock in fiscal 2006 and 2005, respectively. No repurchases occurred during fiscal 2004. As of September 30, 2006, approximately 14.3 million shares had been repurchased for an aggregate price of approximately $135.3 million.

As of September 30, 2006, the Company was authorized to repurchase up to an additional $57.8 million of its common stock pursuant to the stock repurchase program. As of September 30, 2006, the Company has repurchased all 4 million shares of its common stock authorized under such Trading Plans with UBS.

The Company retired approximately 974,000 and 1.0 million shares of treasury stock in fiscal 2006 and 2005, respectively. No retirement of treasury stock occurred during fiscal 2004.

(E)  Stockholder Rights Plan

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(8)  Acquisitions

During the fiscal year ended September 30, 2006, the Company completed two acquisitions. Pro forma results of operations have only been presented for the SIGOS acquisition, because the acquisition of the GomezPro business of Watchfire Corporation did not constitute a significant acquisition and was not material to Keynote. The results of operations for both purchase acquisitions are included in the Company’s consolidated statement of operations from the date of acquisition.

On April 3, 2006, the Company acquired all the outstanding shares of SIGOS, a mobile data network testing and monitoring solutions provider, for approximately €25 million, or approximately $30.1 million which consists of the following (in thousands):

Cash paid	$30,078
Direct transaction costs	1,186

$31,264

Of the cash paid at closing, approximately $6 million at current exchange rates (€5 million) is in an escrow account for specified indemnity obligations. In addition, the Company will pay up to an additional €8 million, or approximately $10 million at current exchange rates, in cash if certain revenue and profitability milestones are achieved in calendar 2006. Amounts paid, if any, will increase the purchase price and amounts allocated to goodwill. As of September 30, 2006, the Company had paid approximately $972,000 of the estimated $1.2 million of direct transaction costs. The Company believes the acquisition will enhance and broaden its mobile testing and monitoring solutions. The Company believes that its purchase of SIGOS resulted in the allocation of considerable amounts to goodwill because of significant synergistic and strategic benefits that it expects to realize from the acquisition. The Company believes that it, unlike other market participants, had unique opportunities to generate revenue and profits through offering complementary leading technology solutions for heavy-duty network testing, active service monitoring and alerting systems to mobile network operations and content providers.

The purchase price for the acquisition of SIGOS has been preliminarily allocated to assets and liabilities acquired based upon management’s estimate of their fair values. The excess of the purchase consideration over the

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

fair value of the net assets acquired has been allocated to goodwill. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of April 3, 2006 (in thousands):

Cash and cash equivalents	$1,800
Short-term investments	489
Accounts receivable	1,244
Prepaid expenses	178
Inventories	863
Property, plant, equipment and software	691
Deferred taxes	64
Intangible Assets:
Customer-based intangibles (amortization period of 6.5 years)	3,008
Technology-based intangibles (amortization period of 5.5 years)	3,754
Trademarks (amortization period of 3.5 years)	745
Covenant-based intangibles (amortization period of 3 years)	72
Backlog-based intangibles (weighted-average amortization period of 3.5 years)	241
In-process research and development	840
Goodwill	23,788

Total assets acquired	37,777
Liabilities assumed	(1,709)
Capital lease obligation	(56)
Deferred revenue	(1,444)
Long-term deferred tax liability	(3,304)

Total purchase price, including direct acquisition costs	$31,264

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the twelve months ended September 30, 2006 and 2005, assuming SIGOS had been acquired at the beginning of each period presented (in thousands, except per share data):

	Twelve Months Ended	Twelve Months Ended
	September 30, 2006	September 30, 2005

Revenue	$62,417	$67,934
Net (loss) income*	$(6,004)	$10,593
Net (loss) income per share-basic	$(0.33)	$0.54
Net (loss) income per share-fully diluted	$(0.33)	$0.51
Shares used in pro forma per share computation-basic	18,278	19,677
Shares used in pro forma per share computation-fully diluted	18,278	20,860

*	Included in the unaudited pro-forma net loss for the twelve months ended September 30, 2006 is a charge of approximately $840,000 related to acquired in-process research and development costs. For the twelve months ended September 30, 2005, there were no acquired-in-process research and development costs.

On November 30, 2005, the Company acquired the GomezPro business of Watchfire Corporation, a consultative e-business financial performance business, for a purchase price of approximately $2.5 million plus direct transaction costs of $128,000. Pursuant to the Asset Purchase Agreement, the initial cash purchase price of $2.5 million was reduced by approximately $45,000 which represented the difference between the total assets and liabilities of the business (“net assets”) as of the acquisition date which had the net impact of decreasing goodwill. In the second quarter of fiscal 2006, the Company increased goodwill as it adjusted the initial purchase price allocations for deferred revenue and certain accruals by approximately $8,000. In addition, approximately $250,000 of the purchase price was held back and will be released in December 2006 pursuant to an escrow agreement. The results of operations for this business are included in the Company’s Consolidated Statements of Operations from the date of acquisition. The Company believes this acquisition will enhance and broaden its customer experience management solutions for assessing, benchmarking and improving the online customer experience.

The purchase price allocation was based on the estimated fair value of the assets and liabilities of the business at the acquisition date, including technology-based and customer-based intangible assets acquired. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable	$8
Prepaid and other assets	25
Customer-based intangible assets (weighted-average amortization period of 3.3 years)	150
Technology-based intangible assets (weighted-average amortization period of 3.2 years)	319
Goodwill	2,379
Liabilities assumed	(163)
Deferred revenue	(127)

Total purchase price, including direct acquisition costs	$2,591

In February 2005, the Company acquired Hudson Williams Europe (“HWE”), a privately held online business performance consulting firm based in the Netherlands, for $260,000 in cash and paid an additional contingent consideration cash payment of approximately $85,000 as a result of the achievement of certain revenue and profitability targets. In connection with the HWE acquisition, an escrow fund was established to secure the indemnification obligations relating to the acquisition of HWE. In February 2006, $49,000 was disbursed from

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

escrow to the various respective parties in the amounts specified in the HWE Merger Agreement. Also in fiscal 2006, the Company decreased goodwill as it finalized the direct acquisition costs for certain accruals by approximately $23,000.

In connection with the acquisition of Vividence Corporation (“Vividence”) in September 2004, an escrow fund was established to secure the indemnification obligations relating to the acquisition of Vividence. In October 2005, $310,000 was disbursed from escrow to the various respective parties in the amounts specified in the Vividence Merger Agreement. As of September 30, 2006, management established a receivable of $329,000 for amounts expected to be received from the former shareholders of Vividence through the final settlement of the escrow. In addition, during fiscal 2006, the Company paid approximately $5,000 in legal fees related to the Vividence escrow disbursements.

(9)  Income Taxes

(Loss) income before income taxes is attributed to the following geographic locations for the years ended September 30, 2006, 2005, and 2004 (in thousands):

	Year Ended September 30,
	2006	2005	2004

United States	$(252)	$4,988	$4,525
Foreign	(3,405)	68	181

(Loss) income before income taxes	$(3,657)	$5,056	$4,706

(Provision) benefit for income taxes for the years ended September 30, 2006, 2005, and 2004 consisted of the following (in thousands):

	Year Ended September 30,
	2006	2005	2004

Current:
Federal	$(125)	$(76)	$(101)
Foreign	(1,306)	(100)	44
State	(345)	(178)	(2)

Total current tax expense	$(1,776)	$(354)	$(59)

Reduction in goodwill for the tax benefit from utilization of acquired company’s tax attributes	$—	$(437)	$—

Deferred:
Federal	$(3,407)	$3,100	$—
Foreign	1,963	—	—
State	(657)	—	—

Total deferred tax expense	$(2,101)	$3,100	$—

Total (provision) benefit for income taxes	$(3,877)	$2,309	$(59)

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(Provision) benefit for income taxes for the years ended September 30, 2006, 2005, and 2004 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Year Ended September 30,
	2006	2005	2004

Federal tax benefit (expense) at statutory rate	$1,280	$(1,770)	$(1,647)
State tax expense net of federal tax effect	(154)	(116)	(5)
Net operating loss	—	—	755
Write off of IPR&D	(334)	—	(85)
Non-deductible expenses and other	(830)	(123)	(144)
Provision for tax for use of acquired net operating losses	—	(437)	—
Change in valuation allowance for federal and state	(3,936)	4,831	944
Foreign tax differential	97	(76)	123

Total (expense) benefit	$(3,877)	$2,309	$(59)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred taxes are presented below (in thousands):

	September 30,
	2006	2005	2004

Deferred tax assets:
Accruals, reserves and other	$3,484	$1,208	$1,544
Capitalized research and development	2,689	3,276	526
State taxes	—	31	39
Intangibles related to acquisition	4,905	5,552	5,790
Property and equipment	23,599	23,729	23,495
Net operating loss carryforwards	20,213	21,379	22,891
Tax credit carryforwards	3,247	2,288	2,789

Gross deferred tax assets	58,137	57,463	57,074
Valuation allowance	(52,441)	(48,742)	(55,231)

Total deferred tax assets	$5,696	$8,721	$1,843

Deferred tax liabilities:
Intangible assets	(3,920)	(1,321)	(1,843)

Total net deferred tax	$1,776	$7,400	$—

Management has established a valuation allowance for the portion of deferred tax assets for which it is not more-likely-than-not to be realized. The net change in the total valuation allowance for the years ended September 30, 2006 and 2005 was an increase or (decrease) of approximately $3.7 million and ($6.5) million, respectively.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

At present, the Company’s management believes that it is more likely than not that approximately $1.8 million of net deferred tax assets will be realized in the foreseeable future; accordingly, a deferred tax asset is shown in the accompanying consolidated balance sheets and a partial valuation allowance has been established against the remaining deferred tax assets.

In the fourth quarter of fiscal 2006, the Company increased the valuation allowance against its net deferred assets by approximately $3.9 million. This increase was primarily due to:

•	The Company incurred a net loss in fiscal 2006 and in the second, third and fourth quarters of fiscal 2006, and

•	The Company updated its estimates for its future taxable income.

Excluding the effect of the valuation allowance increase, the effective tax rate was approximately (1.6%). The tax rate differed from the statutory rates primarily due to nondeductible stock option compensation charges related to incentive stock options and the nondeductible charge for in process research and development. Each of these items reduced the tax benefit which would be indicated by the pretax loss applied to statutory tax rates.

Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded as a reduction in goodwill, credits to paid in capital, or income tax benefit, depending on the associated deferred tax assets.

As of September 30, 2006, approximately $8.5 million of deferred tax assets is attributable to certain employee stock option deductions. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

Deferred tax assets of approximately $8.2 million as of September 30, 2006 pertain to certain deductible temporary differences and net operating loss carryforwards acquired in purchase business combinations. When recognized, the reversal of the related valuation allowance will be accounted for as a credit to existing goodwill or other long-term intangibles of the acquired entity rather than as a reduction of the period’s income tax provision. If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the current period.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is managements’ intention to indefinitely reinvest such undistributed earnings indefinitely in those foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $600,000 at September 30, 2006. If the Company distributes those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdictions.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $52 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the years 2017 through 2023. In addition, the Company had approximately $20 million of net operating loss carryforwards available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the years 2006 through 2013.

As of September 30, 2006, the Company had research credit carryforwards of approximately $2 million for federal and $1 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit may be carried forward indefinitely.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004, and it creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations, with the balance of 15% taxed at regular rates with no offset for loss carryovers. The deduction is subject to several limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. Based on current understanding of the Act and subsequent guidance published by the U.S. Treasury, the Company presently does not intend to repatriate dividends subject to the elective 85% dividends received deduction.

The Company’s management establishes liabilities or reserves when it believes that certain tax positions are not probable of being sustained if challenged, despite management’s belief that the tax return positions are fully supportable. The tax reserves and related interest may be adjusted in light of changing circumstances such as the progress of tax exams. Through the fiscal year ended September 30, 2006, net income tax liabilities were recorded totaling approximately $299,000, related to foreign taxes. Although the Company’s management believes that the estimates and assumptions supporting the assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities.

(10)  Commitments and Contingencies

(A)  Leases

The Company leases certain of its facilities, automobiles and equipment under noncancelable capital and operating leases, which expire on various dates through August 2015. At September 30, 2006, future minimum payments under the leases, are as follows (in thousands):

	Operating	Capital

Year ending September 30:
2007	$702	$34
2008	570	25
2009	523	15
2010	506	14
2011	376	—
Thereafter	1,115	—

Total minimum lease payments	$3,792	88

Less amounts representing interest		(7)

Present value of minimum lease payments		81
Less current portion of obligation under capital lease		(31)

Obligations under capital leases, less current portion		$50

Rent expense was $820,000, $483,000, and $264,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company had contingent commitments, which range in length from one to seventeen months, to bandwidth and co-location providers amounting to approximately$765,000, which commitments become due if we terminate any of these agreements prior to their expiration.

(B)  Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as September 30, 2006 and 2005, as the Company anticipates that it will be dismissed from the case as a result of the settlement.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(C)  Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of September 30, 2006 or 2005, as costs to replace or correct product are generally reimbursable under the manufacturer’s warranty.

(D)  Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of September 30, 2006 and 2005 in the consolidated balance sheets.

(11)  Geographic and Segment Information

The Company operates in a single industry segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications. While the Company operates under one operating segment, management reviews revenue under three categories — Internet, Mobile and Customer Experience Management services in addition to subscription services and professional services revenue. Management continues to allocate resources based on the one operating segment.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information regarding geographic areas is as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004

Revenues:
United States	$47,985	$48,709	$39,179
Europe*	6,238	4,351	2,539
Other*	1,285	632	685

	$55,508	$53,692	$42,403

	September 30,
	2006	2005

Long Lived Assets:
United States	$33,775	$34,665
Germany	667	—
Other	22	4

	$34,464	$34,669

*	No individual country represents more than 10% of revenue.

Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets of approximately $667,000 in Germany include tangible assets related to the acquisition of SIGOS.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table identifies which services are categorized as Internet, Mobile and Customer Experience Management services and where they are recorded in the Company’s consolidated statements of operations (listed in alphabetical order). CEM service offerings are available as both custom engagements or as a subscription service. Accordingly, CEM engagements are recorded as professional services revenue and CEM subscription services are recorded as subscription services revenue.

	Subscription	Professional
	Services	Services

Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Performance Scoreboard	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Mobile Test and Measurement:
Mobile Application Perspective	X
Mobile Device Perspective	X
SIGOS Global Roamer	X
SIGOS SITE	X
Customer Experience Management:
WebEffective	X	X
WebExcellence Scorecards	X	X

The following table summarizes Internet, Mobile and Customer Experience Management services revenue (in thousands):

	2006	2005	2004

For the year ended September 30:
Internet	$39,512	$39,262	$38,054
Mobile subscriptions	5,385	2,168	2,027
Customer experience management	10,611	12,262	2,322

Total Revenue	$55,508	$53,692	$42,403

(12)  Subsequent Event

On December 4, 2006, the Company entered into agreements with B. Riley & Co., Inc. (“B. Riley”) and Craig-Hallum Capital Group (“Craig-Hallum”) to establish trading plans (each, a “Trading Plan”) intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each Trading Plan instructs B. Riley and Craig-Hallum, respectively, to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares each, of the Company’s common stock, for an aggregate of up to 2 million shares. Repurchases under the Trading Plans are scheduled to terminate as late as December 2007.

Supplementary Data (Unaudited)

The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2006.

	2006
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2005	2006	2006	2006	2006
	(In thousands, except per share data)

Revenue	$13,716	$12,739	$13,867	$15,186	$55,508
Total operating expenses	13,505	13,800	18,068	18,350	63,723
Income (loss) from operations	211	(1,061)	(4,201)	(3,164)	(8,215)
Net income (loss)	587	(154)	(1,988)	(5,979)	(7,534)
Basic net income (loss) per share	$0.03	$(0.01)	$(0.11)	$(0.35)	$(0.41)
Diluted net income (loss) per share	$0.03	$(0.01)	$(0.11)	$(0.35)	$(0.41)

	2005
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2004	2005	2005	2005	2005
	(In thousands, except per share data)

Revenue	$13,588	$13,165	$13,465	$13,474	$53,692
Total operating expenses	13,445	12,882	12,970	12,668	51,965
Income from operations	143	283	495	806	1,727
Net income	791	997	1,235	4,342	7,365
Basic net income per share	$0.04	$0.05	$0.06	$0.23	$0.37
Diluted net income per share	$0.04	$0.05	$0.06	$0.21	$0.35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Keynote Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(L) to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP
Mountain View, California
December 13, 2006

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

(a)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(b)	Changes in Internal Control and Financial Reporting

There have been no significant changes in our internal control over financial reporting during the fourth quarter of fiscal year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(d)	Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. In connection with management’s evaluation discussed in its report below, we excluded an evaluation of our wholly-owned subsidiary, Keynote SIGOS GmbH which was acquired in April 2006. Such exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently-acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place within twelve months of management’s evaluation.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(a), that Keynote Systems, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Keynote Systems, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of internal control over financial reporting of Keynote Systems, Inc. based on our audit.

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

In our opinion, management’s assessment that Keynote Systems, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Keynote Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

During fiscal 2006, Keynote Systems, Inc. acquired SIGOS Systemintegration GmbH, which was subsequently renamed Keynote SIGOS GmbH. Management excluded from its assessment of the effectiveness of internal control over financial reporting of Keynote Systems, Inc. as of September 30, 2006, Keynote SIGOS GmbH’s internal control over financial reporting associated with total assets of $7 million and total revenues of $3.1 million included in the consolidated financial statements of Keynote Systems, Inc. and subsidiaries as of and for the year ended September 30, 2006. Our audit of internal control over financial reporting of Keynote Systems, Inc. also excluded an evaluation of the internal control over financial reporting of Keynote SIGOS GmbH.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Keynote Systems, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Mountain View, California
December 13, 2006

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors will be presented under the caption “Proposal No. 1 — Election of Directors”, “Section 16(a) Beneficial Ownership Compliance”, and “Code of Ethics” in our definitive proxy statement (“definitive proxy statement”) in connection with our 2006 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference.

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

(1) Financial Statements (see index to Item 8).

(2) Financial Statement Schedule.

Schedule II — Valuation and Qualifying Accounts was omitted as the required disclosures are included in Note 2 to the consolidated financial statements.

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

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-with

2.01		Agreement and Plan of Reorganization by and between Keynote, Vivid Acquisition Corporation, Vividence Corporation and the Shareholders’ Representative named therein	8-K	000-27241	11-29-04	2.01
3.01		Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04
3.02		Bylaws.	14A	000-27241	01-19-00	Annex B
3.03		Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02
4.01		Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01
10.01		Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A
10.02		1996 Stock Option Plan.	S-1	333-82781	07-13-99	10.02
10.03		1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03
10.04		1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.	S-1	333-82781	08-23-99	10.04
10.05		1999 Employee Stock Purchase Plan and related forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension.	S-1	333-82781	08-23-99	10.05
10.06		401(k) Plan.	S-1	333-82781	07-13-99	10.06
10.07	*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08
10.08	*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01
10.09	*	Promotion Agreement dated December 21, 2005 between Keynote Systems, Inc. and Andrew Hamer	10-Q	000-27241	02-09-06	10.1
10.10	*	Addendum to Stock Option Agreement dated January 1, 2006 between Keynote Systems, Inc. and Andrew Hamer.	10-Q	000-27241	02-09-06	10.2
10.11	*	1999 Equity Incentive Plan, as amended, dated March 23, 2006	10-Q	000-27241	05-10-06	10.3
10.12		Agreement with UBS Securities LLC dated February 3, 2006	10-Q	000-27241	05-10-06	10.4
10.13	*	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*	10-Q	000-27241	08-09-06	10.5
10.14	*	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*	10-Q	000-27241	08-09-06	10.6

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-with

10.15	*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Eric Stokesberry	10-Q	000-27241	08-09-06	10.7
10.16	*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Eric Stokesberry*	10-Q	000-27241	08-09-06	10.8
10.17	*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Krishna Khadloya*	10-Q	000-27241	08-09-06	10.9
10.18	*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Krishna Khadloya*	10-Q	000-27241	08-09-06	10.10
10.19	*	Separation Agreement with Patrick Quirk dated April 7, 2006*	10-Q	000-27241	08-09-06	10.11
10.20	*	Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH (“SIGOS”) and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems+	10-Q	000-27241	08-09-06	10.12
10.21		Agreement with UBS Securities LLC dated June 8, 2006	10-Q	000-27241	08-09-06	10.13
21.01		Subsidiaries of Keynote Systems, Inc.					X
23.01		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Confidential treatment has been requested with regards to certain portions of this document. Such portions were filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 13th day of December 2006.

KEYNOTE SYSTEMS INC.

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

Name	Title	Date

Principal Executive Officer:

/s/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 13, 2006

Principal Financial and Accounting Officer:

/s/ ANDREW HAMER Andrew Hamer	Vice President and Chief Financial Officer	December 13, 2006

Additional Directors:

/s/ JENNIFER BOLT Jennifer Bolt	Director	December 13, 2006

David Cowan	Director

/s/ MOHAN GYANI Mohan Gyani	Director	December 13, 2006

Name	Title	Date

/s/ GEOFFREY PENNEY Geoffrey Penney	Director	December 13, 2006

/s/ RAYMOND L OCAMPO JR. Raymond L Ocampo Jr	Director	December 13, 2006

/s/ Dr. DEBORAH RIEMAN Dr. Deborah Rieman	Director	December 13, 2006

/s/ CHARLES BOESENBERG Charles Boesenberg	Director	December 13, 2006

EXHIBIT INDEX

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-with

2.01		Agreement and Plan of Reorganization by and between Keynote, Vivid Acquisition Corporation, Vividence Corporation and the Shareholders’ Representative named therein	8-K	000-27241	11-29-04	2.01
3.01		Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04
3.02		Bylaws.	14A	000-27241	01-19-00	Annex B
3.03		Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02
4.01		Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01
10.01		Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A
10.02		1996 Stock Option Plan.	S-1	333-82781	07-13-99	10.02
10.03		1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03
10.04		1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.	S-1	333-82781	08-23-99	10.04
10.05		1999 Employee Stock Purchase Plan and related forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension.	S-1	333-82781	08-23-99	10.05
10.06		401(k) Plan.	S-1	333-82781	07-13-99	10.06
10.07	*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08
10.08	*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01
10.09	*	Promotion Agreement dated December 21, 2005 between Keynote Systems, Inc. and Andrew Hamer	10-Q	000-27241	02-09-06	10.1
10.10	*	Addendum to Stock Option Agreement dated January 1, 2006 between Keynote Systems, Inc. and Andrew Hamer.	10-Q	000-27241	02-09-06	10.2
10.11	*	1999 Equity Incentive Plan, as amended, dated March 23, 2006	10-Q	000-27241	05-10-06	10.3
10.12		Agreement with UBS Securities LLC dated February 3, 2006	10-Q	000-27241	05-10-06	10.4
10.13	*	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*	10-Q	000-27241	08-09-06	10.5
10.14	*	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*	10-Q	000-27241	08-09-06	10.6

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-with

10.15	*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Eric Stokesberry	10-Q	000-27241	08-09-06	10.7
10.16	*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Eric Stokesberry*	10-Q	000-27241	08-09-06	10.8
10.17	*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Krishna Khadloya*	10-Q	000-27241	08-09-06	10.9
10.18	*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Krishna Khadloya*	10-Q	000-27241	08-09-06	10.10
10.19	*	Separation Agreement with Patrick Quirk dated April 7, 2006*	10-Q	000-27241	08-09-06	10.11
10.20	*	Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH (“SIGOS”) and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems+	10-Q	000-27241	08-09-06	10.12
10.21		Agreement with UBS Securities LLC dated June 8, 2006	10-Q	000-27241	08-09-06	10.13
21.01		Subsidiaries of Keynote Systems, Inc.					X
23.01		Consent of Independent Registered Public Accounting Firm					X
31.1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Confidential treatment has been requested with regards to certain portions of this document. Such portions were filed separately with the Commission.