Form 10-K/A
period 2006-09-30
KEYNOTE SYSTEMS INC
filed 2007-01-29
CIK 1032761

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended September 30, 2006

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to
                                         -----     -----

                        Commission File Number 000-27241

                              --------------------

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

                              --------------------

               Registrant's telephone number, including area code:
                                 (650) 403-2400

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share, and the Associated Stock Purchase Rights

                              --------------------

        Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Exchange Act. YES |_|    NO |X|

        Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act.  YES |_|    NO |X|

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by check mark whether the Registrant is an accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "larger accelerated filer" in Rule 12b-2 of the Exchange Act (check one).

|_| Large accelerated filer   |X| Accelerated Filer   |_|  Non-accelerated filer

         Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES |_|    NO |X|

        As of March 31, 2006, the aggregate market value of voting stock held by non-affiliates of the Registrant was $193 million.

        The number of shares of the Registrant's common stock outstanding as of December 31, 2006 was 19,155,585, including 1,985,728 treasury shares.

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

The registrant hereby amends its Annual Report on Form 10-K for the year ended September 30, 2006 to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below. Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information relating to our executive officers is presented under Item 4A in the Annual Report on Form 10-K for the year ended September 30, 2006 previously filed on December 13, 2006.

Directors

         The following table and discussion set forth certain information with regard to the Company's current directors.


                                                                                                                  Director
Name                           Age                               Principal Occupation                              Since
----                           ---                               --------------------                              -----
Umang Gupta                    57    Chairman of the Board and Chief Executive Officer of Keynote                   1997
David Cowan                    41    General Partner of Bessemer Venture Partners                                   1998
Deborah Rieman                 57    Retired President and Chief Executive Officer of Check Point Software          2002
                                     Technologies Inc.
Mohan Gyani                    55    Retired President and Chief Executive Officer of AT&T Wireless Mobility        2002
                                     Services
Geoffrey Penney                61    Retired Executive Vice President and Chief Information Officer, Charles        2002
                                     Schwab Corporation
Raymond L. Ocampo Jr.          53    President and Chief Executive Officer, Samurai Surfer LLC                      2004
                               42    Executive Vice President , Operations and Technology of Franklin Resources,    2004
Jennifer J. Bolt                     Inc.
Charles M. Boesenberg          58    Retired President and Chief Executive Officer of NetIQ, Inc.                   2006


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

     Deborah Rieman has served as one of our directors since January 2002. Since June 1999, Dr. Rieman has managed a private investment fund. From July 1995 to June 1999, Dr. Rieman was the President and Chief Executive Officer of Check Point Software Technologies Inc., an Internet security software company. Dr. Rieman also serves as a director of Corning Inc., Kintera, Inc., and Tumbleweed Communications Inc. Dr. Rieman holds a Ph.D. degree in mathematics from Columbia University and a B.A. degree in mathematics from Sarah Lawrence College.

     Mohan Gyani has served as one of our directors since January 2002. Since January 2006, Mr. Gyani has served as Vice Chairman of the Board of Roamware, Inc. and has been a private investor since December 2004. He served as Chief Executive Officer and Chairman of Roamware from May 2005 to December 2005. Mr. Gyani was a senior advisor to the Chairman and Chief Executive Officer of AT&T Wireless from January 2003 to December 2004. He served as President and Chief Executive Officer of AT&T Wireless Mobility Services from February 2000 to January 2003. From 1995 to 1999, Mr. Gyani served as Executive Vice President and Chief Financial Officer of AirTouch Communications. Mr. Gyani is a member of the boards of directors of SIRF Technology Holdings, Inc., Safeway Inc., Epiphany Inc., Union Bank of California and two private companies. Mr. Gyani holds an M.B.A. degree and a B.A. degree in business administration from San Francisco State University.

     Geoffrey Penney has served as one of our directors since July 2002. From December 1998 to his retirement in June 2004, Mr. Penney served as Executive Vice President, and since November 2001, as Chief Information Officer, of the Charles Schwab Corporation, a financial services company. Mr. Penney holds a Ph.D. degree and B.A. degree in inorganic chemistry from St. John's College, Cambridge (U.K.).

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

     Jennifer Bolt has served as one of our directors since April 2004. Ms. Bolt has served as executive vice president, operations and technology of Franklin Resources, Inc., a financial services company since May 2003. Prior to that time, she served in various other capacities for Franklin Resources, Inc. or its subsidiaries. She also serves as chairman of Franklin Capital Corporation and Franklin Templeton Bank & Trust, director of Fiduciary Trust Company International and a member of Franklin Resources, Inc.'s Executive Committee. Ms. Bolt holds a B.A. degree in economics and physical education from the University of California at Davis.

     Charles M. Boesenberg has served as one of our directors since September 2006. From January 2001, Mr. Boesenberg served as Chairman, CEO and President of NetIQ, Inc. before it was acquired by Attachmate Corporation in June 2006. From March 2000 to December 2001, Mr. Boesenberg served as President of Post PC Ventures, a management and investment group. Mr. Boesenberg was president and CEO of Integrated Systems, Inc. (ISI), a provider of embedded systems software, from 1998 until ISI merged with Wind River Systems in February of 2000. Mr. Boesenberg joined ISI from Magellan, where he was CEO from 1992 to 1994. Mr. Boesenberg currently serves on the board of directors of Callidus Software, Interwoven, Inc. and Rackable Systems. He holds a B.S. in mechanical engineering from the Rose Hullman Institute of Technology and an M.S. in business administration from Boston University.

Board Committees

     Our board of directors has a compensation committee, an audit committee and a nominating and governance committee. Each committee operates pursuant to a written charter; copies of these written charters are available on our website at www.keynote.com.

     Compensation Committee. The current members of our compensation committee are Ms. Bolt, Mr. Cowan and Dr. Rieman. The board of directors has determined that each member of the compensation committee is an independent director as defined by the rules of the NASDAQ Stock Market, a non-employee director within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and an outside director within the meaning of Section 162(m) of the Internal Revenue Code. The compensation committee considers and approves, or reviews and makes recommendations to our board concerning, salaries and incentive compensation for our officers and employees. The compensation committee also administers our 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan.

     Audit Committee. The current members of our audit committee are Mr. Gyani, Mr. Penney and Mr. Ocampo. The board of directors has determined that each member of the audit committee is an independent director as defined by the rules of the Securities and Exchange Commission and the NASDAQ Stock Market, and that each of them is able to read and understand fundamental financial statements. The board of directors has also determined that Mr. Gyani is an "audit committee financial expert" within the meaning of the rules of the Securities and Exchange Commission and is "financially sophisticated" within the meaning of the rules of the NASDAQ Stock Market. Our audit committee reviews our financial statements, monitors our accounting policies and practices, selects and engages our independent auditors and reviews the results and scope of audits and other services provided by our independent auditors.

     Nominating and Governance Committee. The current members of our nominating and governance committee are Messrs. Cowan, Penney and Ocampo. The board of directors has determined that each member of the nominating and governance committee is an independent director as defined by the rules of the NASDAQ Stock Market. Our nominating and governance committee identifies, considers and recommends candidates to serve as members of the board and makes recommendations regarding the structure and composition of the board and board committees. The nominating and governance committee is also responsible for overseeing, reviewing and making periodic recommendations concerning Keynote's corporate governance policies.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the NASDAQ Global Market. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms that they file.

     Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we found that the following filing was late:

     Mr. Aoki filed a Form 4 late relating to a gift of 750 shares of common stock to a non-profit organization.

Code of Ethics

     We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers, including our chief financial officer, controller and all other employees engaged in the finance organization of Keynote. This code of ethics is posted on our website at http://www.keynote.com.

Item 11.    Executive Compensation.

     The following table presents compensation information for the fiscal years ending September 30, 2004, 2005 and 2006 paid or accrued to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2006.


                           Summary Compensation Table

                                                                                                   Long Term
                                                                                                  Compensation
                                                                 Annual Compensation                 Awards
                                                                  -------------------                ------
                                                                                                   Securities
                                             Fiscal                                      Other     Underlying        All Other
Name and Principal Position                   Year          Salary        Bonus      Compensation    Options     Compensation(1)
---------------------------                   ----          ------        -----      ------------    -------     ---------------
Umang Gupta                                   2006      $   284,400  $    90,000   $         --       500,000    $    2,612
     Chief Executive Officer                  2005          237,000       37,500             --            --         2,000
                                              2004          225,000      150,000             --            --         2,000
Donald Aoki
     Senior Vice President and General        2006          200,000       18,255             --        25,000         2,415
          Manager Customer Experience         2005          206,298       16,973             --        55,000         2,000
          Management                          2004          169,305       29,334             --        25,000         2,000
Andrew Hamer(2)                               2006          180,000       20,854             --       100,000         1,343
     Vice President of Finance and Chief      2005           47,813       10,000             --        50,000            --
          Financial Officer                   2004               --           --             --            --            --
Jeffrey Kraatz (3)                            2006          150,000           --         83,333        65,000         1,007
     Vice President of Sales, Americas        2005           12,500           --             --        40,000            --
          and Asia Pacific                    2004               --           --             --            --            --
Vikram A. Chaudhary                           2006          160,000       12,449             --        25,000         2,328
     Vice President of Marketing and          2005          153,333(4)    11,375             --        75,000         2,000
          Business Development                2004          123,524       38,969             --        20,000         2,000

---------------------

(1) The amounts disclosed in the All Other Compensation column consist of Keynote's matching contributions under its 401(k) plan.

(2) Mr. Hamer joined Keynote in June 2005 and became an executive officer of Keynote in January 2006.

(3) Mr. Kraatz joined Keynote in September 2005 and became an executive officer of Keynote in April 2006.

(4)   Mr. Chaudhary became an executive officer of Keynote on May 1, 2005.


                          Option Grants in Fiscal 2006

      The following table presents the grants of stock options under our 1999 Equity Incentive Plan during the fiscal year ended September 30, 2006 to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2006.

                                                                        Potential Realizable
                                                                          Value at Assumed
                                                                        Annual Rates of Stock
                                                                       Price Appreciation for
                                        Individual Grants                    Option Term
                                        -----------------                    ------------
                           Number of     Percent of
                           Securities  Total Options
                           Underlying    Granted to    Exercise
                            Options    Employees In     Price      Expiration
                      Name  Granted     Fiscal 2006    Per Share       Date         5%         10%
-------------------------- ----------  -------------   ---------       ----        ----       ----
Umang Gupta                  500,000       23.70%       $11.68     02/02/2016  $3,672,744  $9,307,456
Donald Aoki                   25,000        1.18%        10.31     06/30/2016     162,098     410,787
Andrew Hamer                  75,000        3.56%        12.85     12/31/2015     606,098   1,536,070
                              25,000        1.18%        10.31     06/30/2016     162,098     410,787
Jeffrey Kraatz                65,000        3.08%        11.00     04/03/2016     441,189   1,126,039
Vikram A. Chaudhary           25,000        1.18%        10.31     06/30/2016     162,098     410,787


      All options granted under our 1999 Equity Incentive Plan are either incentive stock options or nonstatutory stock options. Options granted under our 1999 Equity Incentive Plan generally vest and become exercisable over a four-year period as to 25% of the shares subject to the option one year from the date of grant and as to 2.083% of the shares each succeeding month. Options expire 10 years from the date of grant. Options were granted at an exercise price equal to the fair market value of our common stock on the date of grant. In the year ending September 30, 2006, we granted to our employees options to purchase a total of 2,109,809 shares of our common stock.

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

     The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices. The closing price per share of our common stock as reported on the NASDAQ Global Market on September 29, 2006, was $10.53.

Aggregated  Option  Exercises in Fiscal 2006 and Option  Values at September 30,
2006
     The following table presents the number of shares of common stock subject to vested and unvested stock options held as of September 30, 2006 by our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2006. Also reported is the value of in-the-money stock options as of September 30, 2006, which represents the positive difference between the aggregate exercise price of the outstanding options and the aggregate fair market value of the options based on $10.53, the closing price per share of our common stock on September 29, 2006, as reported on the NASDAQ Global Market. The value of the unexercised in-the-money options has not been, and may never be, realized.

                                                                               Number of
                                                                         Securities Underlying        Value of Unexercised
                                          Number of                      Unexercised Options          In-the-Money Options
                                            Shares                       at September 30, 2006        at September 30, 2006
Name                                       Acquired          Value       ---------------------        ----------------------
----                                      on Exercise       Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
                                           -----------      --------    -----------  -------------  -----------  -------------
Umang Gupta                                        --    $        --     1,787,499       312,501    $  3,913,000     $       --
Donald Aoki                                        --             --       309,165        79,585         454,887          5,500
Andrew Hamer                                       --             --        15,625       134,375              --          5,500
Jeffrey Kraatz                                     --             --        10,000        95,000              --             --
Vikram A. Chaudhary                             5,000         25,600        65,415        84,585          53,460          5,500



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

     In connection with the November 2001 amendment of this agreement, Mr. Gupta was granted an option to purchase 1,300,000 shares of common stock at an exercise price of $7.52 per share, which is now fully vested.

     Under the employment agreement, as amended, all shares subject to Mr. Gupta's options including the option granted on February 3, 2006 and any options granted in the future, would vest in full 90 days following a sale of us if Mr. Gupta is not the Chief Executive Officer of the resulting combined company. If his employment is terminated by us without cause or through his voluntary termination, and if he assists in the transition to a successor Chief Executive Officer, vesting of the shares subject to his options would continue for an additional 12 months. If his employment is terminated by us without cause or due to his death or through his constructive termination due to a material reduction in his salary or benefits or a material change in his responsibilities, the shares subject to his options would vest in an amount equal to the number that would vest during the six months following this termination. If his employment is terminated by us for cause or due to his disability or through his voluntarily termination, the vesting of any shares subject to his options would cease on the date of termination.

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

      The options that we grant to our non-employee directors under our 1999 Equity Incentive Plan provide that any unvested shares subject to these options will become immediately exercisable upon a transaction that results in a change of control.

DIRECTOR COMPENSATION

      CASH COMPENSATION. During fiscal 2006, each member of the board of directors who was not employed by Keynote was paid an annual retainer of $25,000, provided that each such non-employee director must have attended at least three of the four regularly scheduled board meetings during the fiscal year and at least 75% of the total number of board meetings held during such year. Members of the compensation committee and the nominating and governance committee were each paid an annual fee of $5,000. Members of the audit committee were each paid an annual fee of $10,000. All of these fees are paid after the conclusion of the fiscal year. Directors who are employees do not receive cash compensation from Keynote for the services they provide as directors. All directors are reimbursed for their reasonable expenses in attending board and board committee meetings.

      OPTION GRANTS. Each new non-employee director receives an automatic option grant under our 1999 Equity Incentive Plan to purchase 60,000 shares of our common stock. The options will have an exercise price equal to the fair market value of our common stock on the date of grant and ten-year terms. The grant is made on the date the non-employee director becomes a director and vests over four years, with one-quarter of the shares subject to the option vesting on the earlier of one year following the director's appointment to the board or the first annual meeting of our stockholders following the grant of the option. The remaining shares subject to these automatic option grants vest ratably on a monthly basis over the three years following the initial vesting date. The board has also made discretionary option awards to non-employee directors to recognize service as a member of a committee of the board and to provide incentive compensation to directors whose prior option awards have fully vested.

      Following a review by the compensation committee of director compensation practices at peer companies (and the responsibilities of our directors and board committee members), in 2006 our board and stockholders approved adjustments to the overall equity compensation awarded to our non-employee directors under our 1999 Equity Incentive Plan. These discretionary option grants awarded to a non-employee director in any fiscal year, including options for services on a standing committee may not exceed 40,000 shares per year.

      For committee service, each member of one of our three standing committees was awarded an option for 5,000 shares for service during fiscal 2006. In addition, the chair of the audit committee received an option for an additional 5,000 shares and the chairs of our compensation committee and nominating and governance committee each received options for an additional 2,000 shares for service in fiscal 2006. These options vested in full on September 30, 2006.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      As of September 30, 2006, we maintained our 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan, both of which were approved by our stockholders. The following table gives information about equity awards under those plans as of September 30, 2006:


Plan Category                                                        (a)                  (b)                  (c)
                                                                                                           Number of Shares
                                                                                                              Remaining
                                                                                                          Available for Equity
                                                                                                          Compensation Plans
                                                           Number of Shares to      Weighted-Average      (Excluding Shares
                                                           be Issued Upon Exercise  Exercise Price of        Reflected
                                                           of Outstanding Options   Outstanding Options    in Column(a))
                                                           ----------------------   -------------------    -------------

Equity compensation plans approved by stockholders                    6,760,670      $      13.24           2,174,425(1)


Total                                                                 6,760,670      $      13.24           2,174,425(1)





(1) Of these, 1,468,296 shares remained available for grant under the 1999 Equity Incentive Plan and 706,129 shares remained available for grant under the 1999 Employee Stock Purchase Plan. All of the shares available for grant under the 1999 Equity Incentive Plan may be issued as restricted stock, although we do not currently intend to do so.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents information as to the beneficial ownership of our common stock as of December 31, 2006 by:

     o each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

     o    each of our directors;

     o our Chief Executive Officer and four other most highly compensated executive officers who were serving as executive officers as of September 30, 2006; and

        o   all of our directors and executive officers as a group.

      The percentage ownership is based on 19,155,585 shares of common stock outstanding as of December 31, 2006. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of December 31, 2006, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address for each stockholder listed below is c/o Keynote Systems, Inc., 777 Mariners Island Boulevard, San Mateo, CA 94404.


                                                            Shares Beneficially
 Name of Beneficial Owner                                         Owned
 ------------------------                                  ----------------------
                                                           Number of
                                                            Shares        Percent
                                                            ------        -------

 Umang Gupta(1)                                            3,432,576      17.92%
 David J. Greene & Co (2)                                  1,280,130       6.68%

 Royal Capital Management, LLC (3)                         1,100,000       5.74%

 Dimensional Fund Advisors, Inc. (4)                         973,966       5.08%

 Donald Aoki (5)                                             384,874       2.01%

 Raymond L. Ocampo Jr.(6)                                    139,944          *

 David Cowan(7)                                              135,623          *

 Mohan Gyani(8)                                              100,000          *

 Geoffrey Penney(9)                                           97,000          *

 Deborah Rieman(10)                                           85,000          *

 Jennifer Bolt(11)                                            69,500          *

 Vikram A. Chaudhary(12)                                      56,123          *

 Andrew Hamer(13)                                             42,706          *

 Jeffrey Kraatz (14)                                          14,990          *

 Charles M. Boesenberg                                          --            *

All 15 directors and executive officers as a
       group(15)                                           4,872,748      25.44%





  * Indicates beneficial ownership of less than 1%.

     (1) Includes 1,891,666 shares subject to options exercisable within 60 days of December 31, 2006.

     (2)  Based solely on  information  provided by David J. Greene & Co. in its
          Schedule 13F filed with the Securities and Exchange Commission on or prior to December 31, 2006.

     (3) Based solely on information provided by Royal Capital Management, LLC in its Schedule 13F filed with the Securities and Exchange Commission on or prior to December 31, 2006.

     (4) Based solely on information provided by Dimensional Fund Advisors, Inc. in its Schedule 13F filed with the Securities and Exchange Commission on or prior to December 31, 2006.

     (5) Includes 53,862 shares held by the Aoki family trust, 3,842 shares held by Mr. Aoki as trustee for his minor children and 650 shares held by the Frank and Jeanne Aoki Revocable Trust, over which Mr. Aoki exercises investment power. Mr. Aoki disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the shares. Includes 322,289 shares subject to options exercisable within 60 days of December 31, 2006.

     (6) Includes 34,716 shares held by Raymond L. Ocampo Jr. and Sandra O. Ocampo, Trustees of Ocampo Revocable Trust UTA May 30, 1996, and 82,500 shares subject to options exercisable within 60 days of December 31, 2006.

     (7) Includes 95,000 shares subject to options exercisable within 60 days of December 31, 2006.

     (8) Represents 100,000 shares subject to options exercisable within 60 days of December 31, 2006.

     (9) Represents 97,000 shares subject to options exercisable within 60 days of December 31, 2006.

     (10) Represents 85,000 shares subject to options exercisable within 60 days of December 31, 2006.

     (11) Represents 69,500 shares subject to options exercisable within 60 days of December 31, 2006.

     (12) Represents 56,123 shares subject to options exercisable within 60 days of December 31, 2006.

     (13) Represents 42,706 shares subject to options exercisable within 60 days of December 31, 2006.

     (14) Represents 14,990 shares subject to options exercisable within 60 days of December 31, 2006.

     (15) Includes 3,132,058 shares subject to options exercisable within 60 days of December 31, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Other than the compensation arrangements that are described above in "Director Compensation" and "Employment Agreement with Chief Executive Officer," since October 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      During the fiscal years ended September 30, 2005 and 2006, the aggregate fees billed by Keynote's independent auditors, KPMG LLP, for professional services were as follows:

        o AUDIT FEES. The aggregate fees billed by KPMG LLP for professional services rendered for the audit of Keynote's annual consolidated financial statements, and review of the consolidated financial statements included in Keynote's quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements were $1,864,000, including auditing services related to acquisitions, for the fiscal year ended September 30, 2006 and $758,700, including auditing services related to acquisitions, for the fiscal year ended September 30, 2005;

        o AUDIT-RELATED FEES. There were no fees billed by KPMG LLP for assurance and related services reasonably related to the performance of Keynote's consolidated financial statements that are not reported above under "Audit Fees" for the fiscal years ended September 30, 2006 and September 30, 2005.

        o TAX FEES. The aggregate fees billed by KPMG LLP for professional services rendered for tax compliance and tax advice planning were $143,855 for the fiscal year ended September 30, 2005. There were no such fees for the fiscal year ended September 30, 2006. The services for the fees disclosed under this category include tax consultation and the preparation of tax returns; and

        o ALL OTHER FEES. For the fiscal year ended September 30, 2006, there were no fees billed by KPMG LLP for consultants related to Sarbanes-Oxley 404 compliance. The fees under this category were $243,000 for the fiscal year ended September 30, 2005.

      The Audit Committee has determined that the provision of these services is compatible with maintaining KPMG LLP's independence.

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


                                                                                       Incorporated by Reference
                                                                                -------------------------------------------
Exhibit                                                                                                          Exhibit
No.         Exhibit                                                             From     File No.    Filing Date    No.   Filed
                                                                                                                          Herewith
----------------------------------------------------------------------------------------------------------------------------------
2.01   Agreement and Plan of Reorganization by and between Keynote,
       Vivid Acquisition Corporation, Vividence Corporation and the
       Shareholders' Representative named therein                                  8-K   000-27241    11-29-04     2.01

3.01   Amended and Restated Certificate of Incorporation.                          S-1   333-94651    01-14-00     3.04

3.02   Bylaws.                                                                     14A   000-27241    01-19-00    Annex B

3.03   Certificate of Designations specifying the terms of the Series
       A Junior Participating Preferred Stock of registrant, as filed
       with the Secretary of State of the State of Delaware on October 28, 2002    8-A   000-27241    10-29-02     3.02

4.01   Form of Specimen Stock Certificate for Keynote common stock.                S-1   333-82781    09-22-99     4.01

10.01  Form of Indemnity Agreement between Keynote and
       each of its directors and executive officers.                               S-1   333-94651    01-14-00    10.01A

10.02  1996 Stock Option Plan.                                                     S-1   333-82781    07-13-99    10.02

10.03  1999 Stock Option Plan.                                                     S-1   333-82781    07-13-99    10.03

10.04  1999 Equity Incentive Plan and related forms of stock option
       agreement and stock option exercise agreement.                              S-1   333-82781    08-23-99    10.04

10.05  1999 Employee Stock Purchase Plan and related forms of enrollment form,
       subscription agreement, notice of withdrawal and notice of suspension.      S-1   333-82781    08-23-99    10.05

10.06  401(k) Plan.                                                                S-1   333-82781    07-13-99    10.06

10.07* Employment Agreement dated as of December 9, 1997 between
       Keynote and Umang Gupta.                                                    S-1   333-82781    07-13-99    10.08

10.08* Amendment Agreement dated as of November 12, 2001
       between Keynote and Umang Gupta.                                           10-Q   000-27241    02-14-02    10.01

10.09* Promotion Agreement dated December 21, 2005 between
       Keynote Systems, Inc. and Andrew Hamer                                     10-Q   000-27241    02/09/06     10.1

10.10* Addendum to Stock Option Agreement dated January 1, 2006
       between Keynote Systems, Inc. and Andrew Hamer.                            10-Q   000-27241    02/09/06     10.2


                                                                                       Incorporated by Reference
                                                                                -------------------------------------------
Exhibit                                                                                                          Exhibit
No.         Exhibit                                                             From     File No.    Filing Date    No.   Filed
                                                                                                                          Herewith
----------------------------------------------------------------------------------------------------------------------------------

10.11*    1999 Equity Incentive Plan, as amended, dated March 23, 2006            10-Q    000-27241    05/10/06  10.3

10.12*    Agreement with UBS Securities LLC dated February 3, 2006                10-Q    000-27241    05/10/06  10.4

10.13*    Promotion Letter Agreement dated as of April 4, 2006
          between Keynote Systems, Inc. and Jeffrey Kraatz*                       10-Q    000-27241    08/09/06  10.5
10.14 *   Addendum to Stock Option Agreement dated as of April 1, 2006
          between Keynote Systems, Inc. and Jeffrey Kraatz*                       10-Q    000-27241    08/09/06  10.6
10.15 *   Promotion Letter Agreement dated as of April 12, 2006
          between Keynote Systems, Inc. and Eric Stokesberry                      10-Q    000-27241    08/09/06  10.7
10.16 *   Addendum to Stock Option Agreement dated as of April 4, 2006
          between Keynote Systems, Inc. and Eric Stokesberry                      10-Q    000-27241    08/09/06  10.8
10.17 *   Promotion Letter Agreement dated as of April 12, 2006
          between Keynote Systems, Inc. and Krishna Khadloya*                     10-Q    000-27241    08/09/06  10.9
10.18 *   Addendum to Stock Option Agreement dated as of April 4, 2006
          between Keynote Systems, Inc. and Krishna Khadloya*                     10-Q    000-27241    08/09/06  10.10
10.19 *   Separation Agreement with Patrick Quirk dated April 7, 2006*            10-Q    000-27241    08/09/06  10.11
10.20 *   Share Purchase and Transfer Agreement to acquire
          SIGOS Systemintegration GmbH
         ("SIGOS") and the Shareholders of SIGOS dated
          April 3, 2006 among Keynote Systems+                                    10-Q    000-27241    08/09/06  10.12
10.21*    Agreement with UBS Securities LLC dated June 8, 2006                    10-Q    000-27241    08/09/06  10.13

21.01     Subsidiaries of Keynote.                                                10-K    000-27241    12-13-06  21.01

23.01     Consent of KPMG LLP, Independent Registered Public Accounting Firm.     10-K    000-27241    12-13-06  23.01

31.1      Certification of Periodic Report by Chief Executive Officer
          under Section 302 of the Sarbanes-Oxley Act of 2002                                                                 X

31.2      Certification of Periodic Report by Chief Financial Officer
          under Section 302 of the Sarbanes-Oxley Act of 2002                                                                 X

32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.                                                      X
          Section 1350 as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 **

32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.                                                      X
          Section 1350 as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 **

--------------------



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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 29th day of January 2007.



                              KEYNOTE SYSTEMS INC.

                                By: /s/ UMANG GUPTA
                                --------------------------
                                Chairman of the Board and
                                 Chief Executive Officer

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


Name                                                                     Title                                  Date
----                                                                     -----                                  ----

Principal Executive Officer:

                                        /s/   UMANG GUPTA                                                      January 29, 2007
                                                                 Chairman of the Board,
                                                                 Chief Executive Officer and Director
                                               Umang Gupta

Principal Financial and Accounting Officer:

                                       /s/   ANDREW HAMER                                                     January 29, 2007
                                                                 Vice President and Chief Financial Officer
                                               Andrew Hamer

Additional Directors:
                                                *                                                              January 29, 2007
                                                                 Director
                                              Jennifer Bolt

                                                *                                                              January 29, 2007
                                                                 Director
                                               David Cowan

                                                *                                                              January 29, 2007
                                                                 Director
                                               Mohan Gyani

                                                *                                                              January 29, 2007
                                                                 Director
                                             Geoffrey Penney

                                                *                                                             January 29, 2007
                                                                 Director
                                           Raymond L Ocampo Jr.

                                                *                                                             January 29, 2007
                                                                 Director
                                            Dr. Deborah Rieman
                                                *
                                                                 Director
                                          Charles M. Boesenberg                                                January 29, 2007


                                       /s/     ANDREW HAMER                                                    January 29, 2007

                                               Andrew Hamer      Attorney-in-fact