Form 10-Q
period 2006-12-31
KEYNOTE SYSTEMS INC
filed 2007-02-09
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-27241
KEYNOTE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3226488 (I.R.S. Employer Identification No.) 94404

777 Mariners Island Blvd., San Mateo, CA (Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of February 7, 2007
Common Stock, $.001 par value	19,232,796 including 2,000,000 treasury shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	September 30,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$51,177	$45,662
Short-term investments	44,405	45,089

Total cash, cash equivalents, and short-term investments	95,582	90,751

Accounts receivable, less allowance for doubtful accounts and billing adjustment of $449 and $473 as of December 31, 2006 and September 30, 2006, respectively	7,735	7,122
Prepaids, deferred costs and other current assets	2,738	2,655
Inventories	688	876
Deferred tax assets	1,437	1,389

Total current assets	108,180	102,793
Deferred costs	987	—
Property and equipment, net	34,519	34,464
Goodwill	60,202	48,676
Identifiable intangible assets, net	9,637	10,105
Deferred tax assets	3,114	3,114

Total assets	$216,639	$199,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,528	$1,558
Accrued expenses	20,945	10,748
Current portion of capital lease obligation	24	31
Deferred revenue, net	12,874	9,691

Total current liabilities	35,371	22,028
Long-term portion of capital lease obligation	46	50
Long-term deferred revenue, net	1,835	958
Long-term deferred tax liability	2,832	2,727

Total liabilities	40,084	25,763

Commitments and contingencies — see Note 11
Stockholders’ equity:
Common stock	19	19
Treasury stock	(21,150)	(21,150)
Additional paid-in capital	332,064	330,398
Accumulated deficit	(137,314)	(137,578)
Accumulated other comprehensive gain	2,936	1,700

Total stockholders’ equity	176,555	173,389

Total liabilities and stockholders’ equity	$216,639	$199,152

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,
	2006	2005
Revenue:
Subscription services	$12,713	$9,820
Professional services	3,102	3,896

Total revenue	15,815	13,716

Expenses:
Costs of subscription services	3,141	1,459
Costs of professional services	2,123	2,445
Research and development	2,872	1,989
Sales and marketing	4,629	3,369
Operations	1,842	1,647
General and administrative	2,379	2,209
Excess occupancy income	(27)	(10)
Amortization of identifiable intangible assets	759	397

Total expenses*	17,718	13,505

Income (loss) from operations	(1,903)	211
Interest income and other, net	1,121	1,108

Income (loss) before benefit (provision) for income taxes	(782)	1,319

Benefit (provision) for income taxes	1,046	(732)

Net income	$264	$587

Net income per share:
Basic	$0.02	$0.03

Diluted	$0.01	$0.03

Shares used in computing basic and diluted net income per share:
Basic	17,116	18,724

Diluted	17,686	19,724

* Stock-based compensation by category:
Cost of subscription services	$36	$—
Cost of professional services	140	121
Research and development	209	186
Sales and marketing	281	246
Operations	147	150
General and administrative	107	93

	$920	$796

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$264	$587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	1,093	905
Stock-based compensation	920	796
Charges to bad debt and billing adjustment reserves	83	83
Amortization of debt investment premium	(245)	147
Amortization of identifiable intangible assets	759	397
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	(648)	(775)
Inventories	217	—
Prepaids, deferred costs and other current assets	(34)	396
Deferred costs	(987)	—
Deferred tax assets	—	608
Accounts payable and accrued expenses	(583)	695
Deferred revenue	3,841	(334)

Net cash provided by operating activities	4,680	3,505

Cash flows from investing activities:
Purchases of property, equipment and software	(704)	(337)
Purchase of businesses and assets, net	(307)	(2,520)
Sale of short-term investments	8,363	20,131
Purchases of short-term investments	(7,330)	(20,345)

Net cash provided by (used in) investing activities	22	(3,071)

Cash flows from financing activities:
Payment of capital leases	(15)	(9)
Proceeds from issuance of common stock and exercise of stock options	746	1,771
Repurchase of outstanding common stock	—	(1,479)

Net cash provided by financing activities	731	283

Effect of exchange rate changes on cash and cash equivalents	82	—

Net change in cash and cash equivalents	5,515	717
Cash and cash equivalents at beginning of the period	45,662	46,934

Cash and cash equivalents at end of the period	$51,177	$47,651

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$183	$20

Noncash Operating and Investing Activities:
Acquisition of property, equipment and software on account	$418	$212

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation
The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the results of operations and cash flows for the interim periods ended December 31, 2006 and 2005.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2006 included in the Company’s Report on Form 10-K as filed with the SEC. The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Significant intercompany balances have been eliminated in consolidation.
The results of operations and cash flows for any interim period are not necessarily indicative of the Company’s results of operations and cash flows for any other future interim period or for a full fiscal year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowance for doubtful accounts, the billing allowance and income taxes. Actual results could differ from those estimates, and such differences may be material to the financial statements.
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
(b) Summary of Plans
As of December 31, 2006, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of December 31, 2006, options to purchase approximately 6.7 million shares were outstanding under the Incentive Plan, and approximately 1.5 million shares were available for future issuance under the Incentive Plan.
As of December 31, 2006, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2006, approximately 717,000 shares had been issued under the Purchase Plan, and approximately 706,000 shares had been reserved for future issuance.

(c) Summary of Assumptions and Activity
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchases under the equity incentive plans are as follows:

	Three Months Ended
	December 31,
	2006	2005
Stock Option Under Equity Incentive Plan:
Volatility	29.5%	31.9%
Risk free interest rate	4.6%	4.4%
Expected life (in years)	3.83	3.10
Dividend yield	—	—
Employee Stock Purchase Plan:
Volatility	27.0%	26.0%
Risk free interest rate	5.1%	2.5%
Expected life (in years)	1.25	1.25
Dividend yield	—	—
A summary of option activity through December 31, 2006, and changes during the quarter then ended, is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at September 30, 2006	6,754	$13.24	7.1	$6,146
Granted	140	10.65
Exercised	(86)	8.70
Forfeited, canceled or expired	(155)	12.03

Outstanding at December 31, 2006	6,653	$13.27	7.0	$6,167
Exercisable at December 31, 2006	3,932	$14.54	5.6	$6,034
The weighted average grant-date fair value of options granted during the quarter ended December 31, 2006 was $3.19 per share. The aggregate intrinsic value of options exercised during the quarter ended December 31, 2006 was approximately $185,000. The total grant-date fair value of options vested during the quarter ended December 31, 2006 was $676,000. Upon the exercise of options, the Company issues new common stock from its authorized shares.

A summary of the status of the Company’s unvested stock options as of December 31, 2006, and changes during the quarter ended December 31, 2006, is presented below (in thousands except per share amounts):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Stock option awards:
Nonvested balance at September 30, 2006	2,882	$3.25
Stock options granted	140	3.19
Vested	(206)	3.28
Forfeited	(95)	3.26

Nonvested balance at December 31, 2006	2,721	$3.29
As of December 31, 2006, there was $8.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.7 years).
Excess Occupancy Income
Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs such as property taxes, insurance and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual unoccupied square footage, which was determined to be approximately 60% of the total rentable square footage of the headquarters’ building during the three months ended December 31, 2006 and 2005, respectively. Rental income was approximately $280,000 and $259,000 for the three months ended December 31, 2006 and 2005, respectively. Rental income was greater than the excess occupancy costs, thus generated an excess occupancy income. As of December 31, 2006, the Company had leased space with eleven tenants of which ten had noncancelable operating leases, which expire on various dates through 2014. As of December 31, 2006, future minimum rents receivable under the leases, are as follows (in thousands):

Twelve Months Ended December 31:
	2007	$1,134
	2008	1,030
	2009	665
	2010	186
	2011	99
	Thereafter	269

Total future minimum rents receivable		$3,383

(2) Revenue Recognition
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
For non-SIGOS related services, revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).
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
None of the SIGOS services provided by the Company are considered to be essential to the functionality of the other elements. This assessment is due to the implementation services being performed during a relatively short period (generally within three months) compared to the length of the arrangement which typically ranges from twelve to thirty-six months. Additionally, the implementation /integration services are general in nature and the Company has a history of successfully gaining customer acceptance. The Company cannot allocate the arrangement consideration to the multiple elements based on the vender specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the allocation of revenue. Therefore, the Company recognizes the entire arrangement fee into revenue ratably over the service period, historically ranging from twelve to thirty-six months, once the implementation and integration services are complete, usually within two to three months following the delivery of the hardware and software. The ratable recognition of revenue begins when evidence of customer delivery or acceptance, if acceptance language exists, of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
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
Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and this primarily consists of SIGOS revenue.
The Company does not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods.
Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as deferred costs. Contract lives generally range from one to three years. These deferred costs are amortized to cost of subscription services over the life of the customer contract, once the implementation services are complete.
(3) Comprehensive Income and Foreign Currency Translation
     Comprehensive income includes net income, unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, United Kingdom, and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenue and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in interest and other expenses in the condensed consolidated statements of operations as incurred. The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Net income	$264	$587
Net unrealized gain on available-for-sale investments	59	102
Foreign currency translation gain (loss)	1,177	(22)

Comprehensive income	$1,500	$667

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
As of December 31, 2006 and September 30, 2006, one customer accounted for 11% and 18%, respectively, of the Company’s total accounts receivable.
For the three months ended December 31, 2006, one customer accounted for 11% of the Company’s total revenue. For the three months ended December 31, 2005, no single customer accounted for more than 10% of the Company’s total revenue.
(5) Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less to be cash equivalents. The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the three months ended December 31, 2006.
The following table summarizes the Company’s cash and cash equivalents as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$10,829	$—	$—	$10,829
Commercial paper	11,945	2	—	11,947
Money market mutual funds	1,766	—	—	1,766
Other money market securities	26,635	—	—	26,635

Total	$51,175	$2	$—	$51,177

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of December 31, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
State government agency securities	$12,577	$—	$—	$12,577
FNMA and FHLMC securitites	2,037	—	(5)	2,032
Other U.S. government agency securities	8,126	—	(18)	8,108
Corporate bonds and commercial paper	21,766	—	(78)	21,688

Total	$44,506	$—	$(101)	$44,405

The following table summarizes the maturities of fixed maturity short-term investments available for sale as of December 31, 2006 (in thousands). Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Year ending December 31,
2007	$36,179	$36,099
2008	8,327	8,306

Total	$44,506	$44,405

(6) Inventories
Inventories related to SIGOS SITE services were approximately $688,000 and $876,000 as of December 31, 2006 and September 30, 2006, respectively. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of subscription services at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of subscription services. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.
(7) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the three months ended December 31, 2006 (in thousands):

Balance at September 30, 2006	$48,676
Additional goodwill for payment of the Signos earnout (see Note 9)	10,561
Translation adjustments and other	965

Balance at December 31, 2006	$60,202

Identifiable intangible assets amounted to approximately $9.6 million (net of accumulated amortization of approximately $17.3 million) at December 31, 2006, and approximately $10.1 million (net of accumulated amortization of approximately $16.6 million) at September 30, 2006. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Customer		Non-Compete
	Based	Based	Trademark	Covenant	Backlog	Total
As of December 31, 2006:
Gross carrying value	$15,913	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(11,027)	(5,875)	(370)	(12)	(36)	(17,320)
Translation adjustments	25	182	71	10	3	291

Net carrying value at December 31, 2006	$4,911	$3,692	$739	$74	$221	$9,637

As of September 30, 2006:
Gross carrying value	$15,913	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(10,571)	(5,636)	(323)	(7)	(24)	$(16,561)

Net carrying value at September 30, 2006	$5,342	$3,749	$715	$69	$230	$10,105

Amortization expense for identifiable intangible assets for the three months ended December 31, 2006 and 2005 was $759,000 and $397,000, respectively. Assuming no additional acquisitions or impairment charges, the amortization expense for existing identifiable intangible assets as of December 31, 2006 is estimated to be approximately $2.2 million for the remainder of fiscal 2007, $2.7 million for fiscal 2008, $1.7 million for fiscal 2009, $1.3 million in fiscal 2010, $1.3 million in fiscal 2011, and approximately $500,000 in fiscal 2012.
(8) Net Income Per Share
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock, summarized below. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and employee stock purchases to purchase common stock using the treasury stock method.
The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2006	2005
Numerator:
Net income	$264	$587

Denominator:
Denominator for basic net income per share—weighted average shares	17,116	18,724
Incremental common shares attributable to shares issuable under stock option and purchase plans	580	1,186
Reduction in shares for average unrecognized compensation costs	(10)	(186)

Denominator for diluted net income per share—weighted average shares	17,686	19,724

Potential shares of common stock that have been excluded from the computation of diluted net income per share because the effect would have been antidilutive were 4.6 million and 1.3 million shares subject to outstanding stock options for the three months ended December 31, 2006 and 2005, respectively. The weighted-average exercise price of excluded outstanding stock options was $15.84 and $28.00 for the three months ended December 31, 2006 and 2005, respectively.
(9) Acquisitions
On April 3, 2006, the Company acquired all the outstanding shares of SIGOS, a mobile data network testing and monitoring solutions provider, for approximately €25 million, or approximately $30.1 million which consists of the following (in thousands):

Cash paid	$30,078
Direct transaction costs	1,186

$31,264

Of the cash paid at closing, approximately $6 million (€5 million) is withheld in an escrow account for specified indemnity obligations. In addition, the Company anticipates payment of an additional €8 million, or approximately $10.6 million at current exchange rates, in the second quarter of fiscal 2007. This additional purchase consideration increased goodwill and was based on revenue and profitability milestones achieved in calendar 2006. The $10.6 million was included in accrued expenses as of December 31, 2006. In addition, during the three months ended December 31, 2006, the Company paid out approximately $59,000 of expenditures associated with the SIGOS acquisition. As of December 31, 2006, the Company had paid approximately $1.1 million of the estimated $1.2 million of direct transaction costs. The Company believes the acquisition will enhance and broaden its mobile testing and monitoring solutions.
In December 2006, pursuant to an escrow agreement, the Company paid approximately $250,000 of the purchase price, that had been held back on its acquisition of the GomezPro business of Watchfire Corporation that occurred in November 2005.

(10) Income Taxes
The Company’s effective tax rate for the three months ended December 31, 2006 and 2005 was 134% and 55%, respectively. The Company calculates its income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The Company did not record any discrete tax items during the three months ended December 31, 2006.
The effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carry-forwards, and the effectiveness of its tax planning strategies. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from management’s estimates, future income tax expense could be materially affected.
At September 30, 2006, the projected sources of taxable income were considered to be sufficient to eliminate a portion of the valuation allowance. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be increased or reduced further, which would increase or reduce the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. In the event that management determines that additional valuation allowance should be increased or reduced, the tax effect would be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately. SFAS No. 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and ESPP shares, which have no associated tax benefit to the Company. In a future period it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result.
(11) Commitments and Contingencies
     (A) Leases
The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through August 2015. As of December 31, 2006, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Twelve months ended June 30:
2007	$759	$23
2008	630	23
2009	559	16
2010	517	14
2011	316	—
Thereafter	1,046	—

Total minimum lease payments	$3,827	76

Less amounts representing interest		(6)

Present value of minimum lease payments		70
Less current portion of capital lease obligation		24

Long-term portion of capital lease obligation		$46

Rent expense for the three months ended December 31, 2006 and 2005 was approximately $122,000 and $155,000, respectively.
     (B) Commitments
The Company has contingent commitments, which range in length from one to twelve months, to 125 bandwidth and collocation providers amounting to $819,000 in the aggregate for 107 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.

     (C) Legal Proceedings
Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as December 31, 2006 and September 30, 2006, as the Company anticipates that it will be dismissed from the case as a result of the settlement.
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
     (E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2006 and September 30, 2006 in the condensed consolidated balance sheets.
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
In accordance with the repurchase program and Trading Plans, the Company acquired approximately 2.1 million shares of common stock in fiscal 2006. No repurchases occurred during the three months ended December 31, 2006. As of December 31, 2006, approximately 14.3 million shares had been repurchased for an aggregate price of approximately $135.3 million. As of December 31, 2006, the Company was authorized to repurchase up to an additional $57.8 million of its common stock pursuant to the stock repurchase program.
On December 4, 2006, the Company entered into agreements with B. Riley & Co., Inc. (“B. Riley”) and Craig-Hallum Capital Group (“Craig-Hallum”) to establish Trading Plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each Trading Plan instructs B. Riley and Craig-Hallum, respectively, to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares each, of the Company’s common stock, for an aggregate of up to 2 million shares. Repurchases under the Trading Plans are scheduled to terminate as late as December 2007.
The Company retired approximately 974,000 shares of treasury stock in fiscal 2006. No retirement of treasury stock occurred during the first quarter of fiscal 2007.
(13) Geographic, Customer and Segment Information
The Company operates in a single industry segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications. While the Company operates under one operating segment, management reviews revenue under three categories – Internet, Mobile and Customer Experience Management services in addition to subscription services and professional services revenue. Management continues to allocate resources based on the one operating segment.

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Revenues:
United States	$12,036	$12,276
Europe*	3,024	1,330
Other*	755	110

	$15,815	$13,716

	December 31,	September 30,
	2006	2006

Long Lived Assets:
United States	$33,828	$33,775
Germany	664	667
Other	27	22

	$34,519	$34,464

*	No individual country represents more than 10% of total revenue.
Revenues are attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets in Germany include tangible assets related to the acquisition of SIGOS of approximately $664,000 and $667,000 at December 31, 2006 and September 30, 2006, respectively.
For the three months ended December 31, 2006, Microsoft Corporation accounted for approximately 11% of total revenue. For the three months ended December 31, 2005, no single customer accounted for more than 10% of total revenue. As of December 31, 2006 and September 30, 2006, Microsoft Corporation accounted for 11% and 18% of total accounts receivable, respectively.

The following table identifies which services are categorized as Internet, Mobile and Customer Experience Management services and where they are recorded in the Company’s consolidated statements of operations (listed in alphabetical order):

	Subscription	Professional
	Services	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X

Mobile Test and Measurement:
Mobile Application Perspective	X
Mobile Device Perspective	X
SIGOS SITE	X
SIGOS Global Roamer	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X
The following table summarizes Internet, Mobile, and Customer Experience Management solutions revenue (in thousands):

	2006	2005
	(in thousands)
For the three months ended December 31:
Internet	$10,381	$9,909
Mobile	3,203	539
Customer experience management	2,231	3,268

Total Revenue	$15,815	$13,716

(14) Recently Issued Accounting Pronouncements
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement in its fiscal year beginning October 1, 2006 and such adoption did not have an impact on its consolidated results of operations and financial condition.

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
On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be the Company’s fiscal year beginning October 1, 2006. The primary concepts set forth in SAB 108 are as follows:
•	Registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approaches (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

•	If correcting the item in the current year materially affects the current year but the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements.” However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements. The correction can be made the next time the prior year financial statements are filed.

•	For purposes of evaluating materiality under the “iron curtain” approach, all uncorrected errors on the balance sheet are presumed to be reversed into the statement of operations in the current period even though some or all of the uncorrected difference may relate to periods prior to the latest statement of operations presented and, therefore, would only impact opening accumulated earnings (deficit). If the amount of the uncorrected difference(s) is determined to be material to the current period statement of operations, then such amount would be deemed material and would have to be corrected for in the manner set forth above.
SAB 108 provides for the following transition guidance in the initial period of adoption:
•	Restatement of prior years is not required if the registrant properly applied its previous approach, either ‘rollover” or “iron curtain” approach, so long as all relevant qualitative factors were considered.

•	The SEC Staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on the appropriate use of the registrant’s previous approach.

•	If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption (e.g. October 2006 for the Company).

•	At transition, registrants electing not to restate prior periods are required to disclose “the nature and amount of each individual error being corrected for in the cumulative adjustment. The disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.”
Historically, the Company has evaluated uncorrected differences utilizing the “rollover” approach. Management is currently evaluating the potential impacts of adopting SAB 108. Although, management believes its prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, management expects that with the adoption of SAB 108 by the fourth quarter of fiscal 2007, certain historical uncorrected differences, will be corrected for as a cumulative effect adjustment to the opening retained earnings balance as of October 1, 2006. Such uncorrected differences primarily consist of various accrued expenses which have remained unchanged for an extended period of time. The Company currently anticipates that the aggregate amount of the uncorrected differences will be approximately $2.0 million, however, this amount could be more or less than $2.0 million pending final analysis by management of the impact of adopting SAB 108.
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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Keynote Systems, Inc. (referred to herein as “we,” “us,” “Keynote” or “the Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, and subsequent filings with the Securities and Exchange Commission (the “SEC”).
Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors” in Item 1A of Part II of this report, and in our annual report on Form 10-K for the fiscal year ended September 30, 2006 and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Overview
We offer technology-based solutions that enable corporate enterprises to improve their online business performance and communications technologies. We categorize our solutions in three broad categories: Internet test and measurement (“Internet”), customer experience test and measurement (“CEM”), and mobile test and measurement (“Mobile”). Our Internet category includes all of our geographically distributed “on demand” Web site and application monitoring and measurement services, voice over IP and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective platform whether sold on a technology license basis, or as part of a competitive intelligence study or custom consulting engagement and the WebExcellence scorecard services sold on a subscription basis or as part of a custom consulting engagement. The Mobile category consists of our on-demand Mobile monitoring and testing services as well as our SIGOS SITE systems sales where we have continued to see increased contributions. All of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.
We offer our Internet services primarily on a subscription basis and our CEM services primarily on an engagement basis. In some cases, we offer Internet professional services on an incident and per engagement basis. We also offer the self-service use of our CEM technology for a fixed period of time on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of URLs, transactions or devices monitored, the number of measurement locations or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted. Our Mobile solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period over twelve months, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered with hardware, software, ongoing maintenance and support services for a fixed contract period where the total fees are amortized over the length of the contract and are therefore included in the subscription category. The SIGOS Global Roamer service is offered via a subscription fee model typically on a three to twelve month basis.
Our net income decreased slightly by $323,000, from net income of $587,000 for the quarter ended December 31, 2005 to net income of $264,000 for the quarter ended December 31, 2006. Total revenue increased approximately $2.1 million or 15%, from approximately $13.7 million for the quarter ended December 31, 2005 to approximately $15.8 million for the quarter ended December 31, 2006. The increase in revenue was mainly related to approximately $2.7 million in Mobile revenue mainly as a result of the acquisition of SIGOS and to a lesser extent, a slight increase of $472,000 in our Internet revenue, offset by decreased contribution from our CEM revenue of $1.0 million. Total expenses increased by $4.2 million from approximately $13.5 million for the quarter ended December 31, 2005 to approximately $17.7 million for the quarter ended December 31, 2006. The increase in total expenses was mainly attributable to a $3.3 million increase related to costs associated with the SIGOS acquisition which closed on April 3, 2006. Further increases resulted from costs of subscription services related to increased depreciation, equipment charges, and connection fees, and increased sales and marketing expenses as a result of international sales growth with the addition of five sales personnel causing an increase in personnel and associated compensation and travel related expenses.
At December 31, 2006 and 2005, we measured for revenue over 10,000 and 9,000 Internet pages, respectively.
For the three months ended December 31, 2006, our 10 largest customers accounted for approximately 33% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
We believe that the challenges for our business include 1) increasing our Internet, CEM and Mobile revenue by generating organic revenue growth from our existing services and by continuing to internally develop enhanced services, 2) integrating and realizing anticipated benefits from our prior acquisitions and any acquisitions that may occur in the future and 3) continuing to control our expenses for the remainder of fiscal 2007.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:
•	Revenue recognition

•	Allowance for doubtful accounts and billing allowance

•	Inventories and inventory valuation

•	Allocation of purchase price for business combinations

•	Goodwill, identifiable intangible assets, and long-lived assets

•	Stock-based compensation

•	Income taxes, deferred income taxes and deferred income tax liabilities
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
Subscription Services Revenue: Subscription services revenue consists of (1) fees from sales of subscriptions to our Perspective family of services, various enterprise-premises based solutions such as Private Agents and Adapters, Global Roamer, Performance Scoreboard, Red Alert and NetMechanic, and 2) sales of mobile automated test equipment, maintenance, engineering and minor consulting services associated with SIGOS SITE.
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
As a result of the acquisition of SIGOS, we frequently enter into multiple element arrangements with mobile customers, for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of SOP”) No. 97-2, and EITF 03-5. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.
None of the SIGOS services provided by us are considered to be essential to the functionality of the other elements. This assessment is due to the implementation services being performed during a relatively short period (generally within three months) compared to the length of the arrangement which typically range from twelve to thirty-six months. Additionally, the implementation /integration services are general in nature and we have a history of successfully gaining customer acceptance. We cannot allocate the arrangement consideration to the multiple elements based on the vender specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the allocation of revenue. Therefore, we recognize the entire arrangement fee into revenue ratably over the service period, historically ranging from twelve to thirty-six months, once the implementation and integration services are complete, usually within two to three months following the delivery of the hardware and software. The ratable recognition of revenue begins when evidence of customer delivery or acceptance, if such acceptance language exists, of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
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

Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. For informational purposes, we have provided a reconciliation of the total net deferred revenue (both short-term and long-term), as reported on the Condensed Balance Sheets as of December 31, 2006 and September 30, 2006 to total gross deferred revenue (in thousands):

	Domestic	International	Total
Net deferred revenue	$6,659	$8,050	$14,709
Addback: unpaid deferred revenue	1,820	7,090	8,910

Gross deferred revenue at December 31, 2006	$8,479	$15,140	$23,619

Net deferred revenue	$5,936	$4,713	$10,649
Addback: unpaid deferred revenue	804	1,453	2,257

Gross deferred revenue at September 30, 2006	$6,740	$6,166	$12,906

The addback of unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and this primarily consists of SIGOS revenue.
We do not generally grant refunds. All discounts granted reduce revenue. Revenue is not recognized for free trial periods.
Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as deferred costs. Contract lives generally range from one to three years. These deferred costs are amortized to cost of subscription services over the life of the customer contract, once the implementation services are complete.
Allowance for Doubtful Accounts and Billing Allowance
Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $449,000, or 5% of total accounts receivable, and approximately $473,000, or 6% of total accounts receivable, as of December 31, 2006 and September 30, 2006, respectively.
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

Inventories and Inventory Valuation
Inventories related to SIGOS SITE services were approximately $688,000 as of December 31, 2006, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to cost of subscription services at the point of market decline value.
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
Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence and which are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the quarter ended December 31, 2006, we did not experience any write-down of inventory.
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
Goodwill, Identifiable Intangible Assets and Long-Lived Assets
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
We performed an annual impairment review during the fourth quarter in fiscal 2004, 2005, and 2006. We did not record an impairment charge based on our reviews. The goodwill recorded on the Consolidated Balance Sheet as of December 31, 2006 was approximately $60.2 million as compared to $48.7 million as of September 30, 2006. The increase to goodwill of approximately $11.5 million for the first quarter of fiscal 2007 was primarily related to the earn-out to SIGOS’ shareholders as a result of their achievement of certain profitability and revenue goals in calendar 2006 and foreign currency exchange fluctuations. See Note 9 to the Notes to Condensed Consolidated Financial Statements for more detail.

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
Stock-Based Compensation
We issue stock options to our employees and outside directors and provide our employees the right to purchase common stock under employee stock purchase plans. Since October 1, 2005, we account for stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options or issue of stock under employee stock purchase plans. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 1 to the Notes to Condensed Consolidated Financial Statements for more detail.
Income Taxes, Deferred Income Tax Assets and Deferred Income Tax Liabilities
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
The uncertainties which could affect the realization of our deferred tax assets include various factors such as the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized or a mismatch in the tax jurisdiction in which taxable income is generated and the company with the deferred tax assets.
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

	Three Months Ended
	December 31,
	2006	2005
Revenue:
Subscription services	80.4%	71.6%
Professional services	19.6	28.4

Total revenue	100.0	100.0
Expenses:
Costs of subscription services	19.9	10.6
Costs of professional services	13.4	17.8
Research and development	18.1	14.5
Sales and marketing	29.3	24.6
Operations	11.6	12.0
General and administrative	15.0	16.1
Excess occupancy income	(0.1)	0.0
Amortization of identifiable intangible assets	4.8	2.9

Total expenses	112.0	98.5

(Loss) income from operations	(12.0)	1.5
Interest income and other, net	7.1	8.1

Net (loss) income before benefit (provision) for income taxes	(4.9)	9.6
Benefit (provision) for income taxes	6.6	(5.3)

Net income	1.7%	4.3%

Comparison of the Quarters Ended December 31, 2006 and 2005
Revenue

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
Subscription services	$12,713	$9,820	29.5%
Professional services	3,102	3,896	(20.4)%

Total revenue	$15,815	$13,716	15.3%

Subscription Services. Revenue from subscription services increased $2.9 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The increase in subscription services revenue for the three months ended December 31, 2006, as listed in descending order of impact, was mainly attributable to incremental revenue generated from the acquisition of SIGOS on April 3, 2006, and increased sales of Application Perspective, Voice Perspective, Transaction Perspective, CEM WebExcellence, Wireless Perspective, and Streaming Perspective services, offset by a decrease in sales of Web Site Perspective and Enterprise Solutions services.

Professional Services. Revenue from professional services decreased $794,000 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The decrease in professional services revenue for the three months ended December 31, 2006, as listed in descending order of impact, was primarily due to decreased contribution from our CEM WebEffective engagements, offset, to a lesser extent, by an increased contribution in our Load Pro testing engagements.
In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Internet, Mobile, and CEM. The following table identifies which services are categorized as Internet, Mobile and CEM revenue and where they are recorded in our condensed consolidated statements of operations listed in alphabetical order:

	Subscription	Professional
	Services	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X

Mobile Test and Measurement:
Mobile Application Perspective	X
Mobile Device Perspective	X
SIGOS Global Roamer	X
SIGOS SITE	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X

The following table summarizes Internet, Mobile and CEM revenue:

			%
For the Three Months Ended December 31,	2006	2005	Change
	(In thousands)
Internet Subscriptions	$8,884	$8,782	1.2%
Internet Engagements	1,497	1,127	32.8%

Total internet revenue	10,381	9,909	4.8%

Mobile Subscriptions	3,203	539	494.2%
Mobile Engagements	—	—	—%

Total mobile revenue	3,203	539	494.2%

CEM Subscriptions	626	499	25.5%
CEM Engagements	1,605	2,769	(42.0)%

Total CEM revenue	2,231	3,268	(31.7)%

Total revenue	$15,815	$13,716	15.3%

Internet revenue increased by $472,000 for the three months ended December 31, 2006 compared to three months ended December 31, 2005. Internet revenue represented 66% and 72% of total revenue for the three months ended December 31, 2006 and 2005, respectively. The increase in Internet revenue for the three months ended December 31, 2006 was mainly attributable to an increased contribution from Application Perspective, Load Pro, Voice Perspective, and Transaction Perspective services, offset by a decrease in Web Site Perspective, Consumer Perspective, and Enterprise Solutions subscription services.
Mobile revenue increased by approximately $2.7 million for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Mobile revenue represented 20% and 4% of total revenue for the three months ended December 31, 2006 and 2005, respectively. The increase for the three months ended December 31, 2006 was mainly attributable to the addition of SIGOS SITE, and to a lesser extent, revenue from our Global Roamer, due to the acquisition of SIGOS on April 3, 2006.
CEM revenue decreased by approximately $1.0 million for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. CEM revenue represented 14% and 24% of total revenue for the three months ended December 31, 2006 and 2005, respectively. The decrease in CEM revenue for the three months ended December 31, 2006 was mainly attributable to a decrease in WebEffective engagements, offset partially by increased subscriptions to our WebExcellence technology.
For the three months ended December 31, 2006, Microsoft Corporation accounted for approximately 11% of total revenue. As of December 31, 2006, Microsoft Corporation accounted for 11% of our total accounts receivable. International sales were approximately 24% and 10% of our total revenue for the three months ended December 31, 2006 and 2005, respectively.
Expenses:
     Costs of Subscription and Professional Services

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
Costs of subscription services	$3,141	$1,459	115.3%
Costs of professional services	2,123	2,445	(13.2)%

Costs of Subscription Services. Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Cost of subscription services also includes cost of materials, personnel and consulting costs, supplies, and merchandise related to the sale and support of our SIGOS SITE services. Costs of subscription services increased $1.7 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 and represented 25% and 15% of subscription services revenue for the three months ended December 31, 2006 and 2005, respectively. An increase in cost of approximately $1.2 million for the three months ended December 31, 2006 was due to the inclusion of cost of materials and personnel costs related to the SIGOS SITE service as a result of the acquisition of SIGOS. Additional increases for the three months ended December 31, 2006, resulted from increased depreciation, equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers.
Costs of Professional Services. Costs of professional services consist primarily of salaries and related expenses for professional services personnel, external consulting costs to deliver our professional services, panel and reward costs associated with our WebEffective Intelligence Platform and WebExcellence scorecard services, all load-testing bandwidth costs and related network infrastructure costs. Costs of professional services decreased $322,000 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005, and represented 68% and 63% of professional services revenue for the three months ended December 31, 2006 and 2005, respectively. The decrease in costs of professional services for the three months ended December 31, 2006 was primarily related to a reduction in panel and reward costs related to various engagements due to the decrease in CEM engagement revenue.
Research and Development

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
Research and development	$2,872	$1,989	44.4%
Research and development expenses consist primarily of salaries and related expenses for research and development personnel. Research and development expenses increased by $883,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. The increase in research and development costs for the three months ended December 31, 2006 of approximately $801,000 was primarily due to additional personnel from the acquisition of SIGOS. To date, all internal research and development expenses have been expensed as incurred. We do not anticipate that research and development expenses for the second quarter of fiscal 2007 will change significantly in absolute dollars compared to the first quarter of fiscal 2007.
Sales and Marketing

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
Sales and marketing	$4,629	$3,369	37.4%
Sales and marketing expenses consist primarily of salaries and related expenses such as commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $1.3 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The increase in sales and marketing costs for the three months ended December 31, 2006 was mainly attributable to an increase in international growth and the additional headcount in both sales and marketing personnel. Additionally, the increase was attributable to the acquisition of SIGOS. We do not anticipate that sales and marketing expenses for the second quarter of fiscal 2007 will change significantly in absolute dollars compared to the first quarter of fiscal 2007.

Operations

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
Operations	$1,842	$1,647	11.8%
Operations expenses consist primarily of salaries and related expenses for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $195,000 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The increase in operations expenses for the three months ended December 31, 2006 was primarily attributable to an increase in personnel costs due to additional headcount. We do not anticipate that operations expenses for the second quarter of fiscal 2007 will change significantly in absolute dollars compared to the first quarter of fiscal 2007.
General and Administrative

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
General and administrative	$2,379	$2,209	7.7%
General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $170,000 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. An increase for the three months ended December 31, 2006 of approximately $561,000 was due to the acquisition of SIGOS on April 3, 2006. The increase in expenses was offset by a decrease in expenses related to a reduction in audit related fees. We do not anticipate that general and administrative expenses for the second quarter of fiscal 2007 will change significantly in absolute dollars compared to the first quarter of fiscal 2007.
Excess Occupancy Income

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
Excess occupancy income	$(27)	$(10)	170.0%
Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance and depreciation. These particular costs are reduced by the rental income from the leasing of our space in our headquarters building. The costs are based on the actual unoccupied square footage, which was 60% of the total rentable square footage of the headquarters’ building for the three months ended December 31, 2006 and 2005. Excess occupancy income increased slightly by $17,000 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The increase was attributable to an increase in tenant rent.
Amortization of Identifiable Intangible Assets

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
Amortization of identifiable intangible assets	$759	$397	91.2%
Amortization of identifiable intangible assets increased by approximately $362,000 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The increase for the three months ended December 31, 2006 was primarily due to the acquisition of SIGOS in April 2006 and, to a lesser extent, due to the acquisition of the Gomez Pro business in November 2005.

At December 31, 2006, we had a remaining balance of approximately $9.6 million of identifiable intangible assets that are being amortized over a two to five-year expected life. We expect the amortization of identifiable intangible assets to be approximately $2.2 million for the remainder of fiscal 2007, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of December 31, 2006, as listed in the table below, will be fully amortized by March 2011 (in thousands):

	Technology	Customer
	Based	Based	Trademark	Covenant	Backlog	Total
Net carrying value at December 31, 2006	$4,911	$3,692	$739	$74	$221	$9,637
Interest Income and Interest and Other Expenses

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
Interest income, interest and other expenses, net	$1,121	$1,108	1.2%
Interest income and interest and other expenses, net increased $13,000 for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. We expect that interest income, and interest and other expenses, net, for the second quarter of fiscal 2007 will be approximately $1.0 million, absent any additional transactions, and assuming no material changes in interest rates.
Benefit (Provision) for Income Taxes

For the three months ended December 31:	2006	2005	% Change
	(In thousands)
Benefit (provision) for income taxes	$1,046	$(732)	(243.0)%
Our effective tax rate for the three months ended December 31, 2006 and 2005 was approximately 134% and 55%, respectively. The income tax provisions were calculated based on the estimated annual effective tax rate for our Company. The tax benefit for the first quarter of fiscal 2007 was higher than U.S. statutory rate due to permanent differences related primarily to book compensation expense related to the granting of Incentive Stock Options.
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

	Three months ended December 31,
	2006	2005
	(in thousands)
Costs of subscription services	$36	$—
Costs of professional services	140	121
Research and development	209	186
Sales and marketing	281	246
Operations	147	150
General and administrative	107	93

Stock-based compensation expense included in operating expenses related to stock options and employee stock purchase plan	$920	$796

Liquidity and Capital Resources

	December 31,	September 30,
	2006	2006
	(In thousands)
Cash, cash equivalents and short-term investments	$95,582	$90,751
Accounts receivable, net	$7,735	$7,122
Working capital	$72,809	$80,765
Days sales in accounts receivable (DSO) (a)	45	43

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

The DSO’s presented in the table above reflect the three months ended December 31, 2006 and September 30, 2006.

	2006	2005
	(In thousands)
For the three months ended December 31
Cash provided by operating activities	$4,680	$3,505
Cash provided by (used in) investing activities	$22	$(3,071)
Cash provided by financing activities	$731	$283
Cash, cash equivalents and short-term investments
As of December 31, 2006, we had approximately $51.2 million in cash and cash equivalents and approximately $44.4 million in short-term investments, for a total of approximately $95.6 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better.
Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.
For the three months ended December 31, 2006, net cash provided by operating activities was approximately $4.7 million. Net cash provided was mainly due to net income of $264,000 adjusted for $2.6 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $1.8 million net increase in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization and stock-based compensation expense. The net increase in operating assets and liabilities was primarily due to an increase in deferred revenue of $3.8 million, an increase in prepaids and other current assets and deferred costs of $1.0 million and an increase in accounts receivable of $648,000. The increase in deferred revenue during the first quarter of fiscal 2007 was mainly related to SIGOS, who experienced an increase in revenue that is recognized ratably over the service contract period. The change in deferred costs was attributable to an increase in deferred hardware costs related to SIGOS SITE which corresponds to an increase in deferred revenue.
Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the three months ended December 31, 2006, net cash provided by our investing activities was approximately $22,000. We received $1.0 million of cash from the net sales of short-term investments. We also utilized $704,000 to purchase property and equipment, primarily for our production infrastructure and information systems, and tenant improvements associated with space that we have leased in our headquarters building, and we utilized $307,000 for expenses related to acquisitions. Pursuant to an escrow agreement, approximately $250,000 of the purchase price for our acquisition of the GomezPro business of Watchfire Corporation, was paid in December 2006. The remaining amount related to acquisition-related expenses for our SIGOS acquisition.

Cash provided by financing activities
The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. For the three months ended December 31, 2006 net cash provided by financing activities was approximately $731,000, which was primarily due to proceeds from the issuance of common stock and the exercise of stock options.
Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in December 2006. From the inception of the stock repurchase program in January 2001 to December 31, 2006, a total of approximately 14.3 million shares have been repurchased in the open market for approximately $135.3 million. At December 31, 2006, approximately $58.0 million was available to repurchase shares of our common stock pursuant to the stock repurchase program.
Commitments
As of December 31, 2006, our principal commitments consisted of approximately $3.9 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to twelve months to 125 bandwidth and collocation providers amounting to $819,000 in the aggregate for 107 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million related to our operations and headquarters building during the second quarter of fiscal 2007.
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
Recently Issued Accounting Pronouncements
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and FAS 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this pronouncement in our fiscal year beginning October 1, 2006 and such adoption did not have an impact on our consolidated results of operations and financial condition.

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
On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006, which will be our fiscal year beginning October 1, 2006. The primary concepts set forth in SAB 108 are as follows:
•	Registrants should quantify errors using both the “rollover” approach (current year statement of operations effect) and “iron curtain” approaches (year end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

•	If correcting the item in the current year materially affects the current year but the item was not material in any prior year, “the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements.” However, in this circumstance, correcting prior year financial statements for immaterial errors does not require amending previously filed financial statements. The correction can be made the next time the prior year financial statements are filed.

•	For purposes of evaluating materiality under the “iron curtain” approach, all uncorrected errors on the balance sheet are presumed to be reversed into the statement of operations in the current period even though some or all of the uncorrected difference may relate to periods prior to the latest statement of operations presented and, therefore, would only impact opening accumulated earnings (deficit). If the amount of the uncorrected difference(s) is determined to be material to the current period statement of operations, then such amount would be deemed material and would have to be corrected for in the manner set forth above.
SAB 108 provides for the following transition guidance in the initial period of adoption:
•	Restatement of prior years is not required if the registrant properly applied its previous approach, either ‘rollover” or “iron curtain” approach, so long as all relevant qualitative factors were considered.

•	The SEC Staff will not object if a registrant records a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial, quantitatively and qualitatively, based on the appropriate use of the registrant’s previous approach.

•	If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption (e.g. October 2006 for us).

•	At transition, registrants electing not to restate prior periods are required to disclose “the nature and amount of each individual error being corrected for in the cumulative adjustment. The disclosure should also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial.”
Historically, we have evaluated uncorrected differences utilizing the “rollover” approach. Our management is currently evaluating the potential impacts of adopting SAB 108. Although, we believe our prior period assessments of uncorrected differences utilizing the “rollover” approach and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, management expects that with the adoption of SAB 108 by the fourth quarter of fiscal 2007, certain historical uncorrected differences, will be corrected for as a cumulative effect adjustment to the opening retained earnings balance as of October 1, 2006. Such uncorrected differences primarily consist of various accrued expenses which have remained unchanged for an extended period of time. We currently anticipate that the aggregate amount of the uncorrected differences will be approximately $2.0 million, however, this amount could be more or less than $2.0 million pending our final analysis of the impact of adopting SAB 108.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which will be the our fiscal year beginning October 1, 2008. We have not yet begun to evaluate the effects, if any, of adoption on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of December 31, 2006, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $448,000 on an annualized basis.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by us. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as December 31, 2006 and September 30, 2006, as we anticipate that we will be dismissed from the case as a result of the settlement.
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
Item 1A.Risk Factors
We have incurred in the past and may in the future continue to incur losses, and we may not achieve and thereafter sustain profitability.
Although we had a net income for the three months ended December 31, 2006, we may not be able to sustain profitability in the future. As of December 31, 2006, we had an accumulated deficit of $137.3 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2006, we had approximately $9.6 million of net identifiable intangible assets and approximately $60.2 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. We may never be able to regain our historic revenue growth rates.
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
     Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract and retain new customers in a quarter, particularly larger enterprise customers;

•	The timing and service period of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	Our ability to increase revenue from each of our three service lines;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.
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
     Revenue from our mobile services has increased from approximately $539,000 for the three months ended December 31, 2005 to approximately $3.2 million for the three months ended December 31, 2006. We also experienced increased bookings during the quarter ended December 31, 2006. However, we cannot assure that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: we have little experience operating in Germany, where SIGOS is located; the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; and we may not be able to successfully compete against current or new competitors in this area. Our business could be harmed if we are not able to continue to grow revenue from our mobile services.
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
     The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, Mercury Interactive (recently acquired by Hewlett-Packard), Segue Software (recently acquired by Borland Software Corporation) and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.
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
     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture, WebsideStory and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless services from companies such as Argogroup, Casabyte (recently acquired by JDS Uniphase Corporation), Agilent, Datamat and Mobile Complete.
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
     Our ten largest customers accounted for approximately 33% and 34% of our total revenue for the three months ended December 31, 2006 and 2005, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.

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
     We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. In fiscal 2006, our former Chief Financial Officer departed the Company in January 2006 and our former Senior Vice President of Sales departed the Company in April 2006. There’s substantial competition for highly skilled employees. If we fail to attract and retain key employees, our business could be harmed.
If the market does not accept our professional services, our results of operations could be harmed.
     Professional services revenue represented approximately 20% and 28% of total revenue for the three months ended December 31, 2006 and 2005, respectively. Professional services revenue has decreased in absolute dollars in the past, and this trend could continue. We will need to successfully market these services in order to increase consulting revenue. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business could be harmed if we cannot increase our professional services revenue.
The success of our business depends on the continued use of the Internet by business and consumers for e-business and communications.
     Because our business is based on providing Internet, Mobile, and CEM services, the Internet and mobile networks must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet and mobile networks for conducting business transactions could be hindered for a number of reasons, including, but not limited to:
•	security concerns including the potential for fraud or theft of stored data and information communicated over the Internet and mobile networks;

•	inconsistent quality of service, including well-publicized outages of popular Web sites;

•	delay in the development or adoption of new standards;

•	inability to integrate business applications with the Internet; and

•	the need to operate with multiple and frequently incompatible products.
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
     We believe we must expand the sales of our services outside the United States. Although we completed our acquisition of SIGOS Systemsintegration GmbH in April 2006, to date, we have moderate experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 24% and 10% of our total revenue for the three months ended December 31, 2006 and 2005, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit	Incorporated by Reference
Filed
	Form	File No.	Filing Date	Exhibit No.	Herewith
10.22 Agreement with B. Riley & Co., Inc. dated December 1, 2006					X

10.23 Agreement with Craig-Hallum Capital Group LLC dated December 1, 2006					X

31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 9th day of February 2007.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANDREW HAMER Andrew Hamer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Incorporated by Reference
Filed
	Form	File No.	Filing Date	Exhibit No.	Herewith
10.22 Agreement with B. Riley & Co., Inc. dated December 1, 2006					X

10.23 Agreement with Craig-Hallum Capital Group LLC dated December 1, 2006					X

31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.