Form 10-K/A
period 2006-09-30
KEYNOTE SYSTEMS INC
filed 2007-03-13
CIK 1032761

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-K/A
                                 Amendment No. 2

(Mark One)

        |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended September 30, 2006

                                       OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                               ------------

                        Commission File Number 000-27241

                           -------------------------

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

                           -------------------------

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

                           -------------------------


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

     The number of shares of the Registrant's common stock outstanding as of December 31, 2006 was 19,155,585, including 2,000,000 treasury shares.

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

     Deborah Rieman has served as one of our directors since January 2002 and as our lead independent director since April 2004. Since June 1999, Dr. Rieman has managed a private investment fund. From July 1995 to June 1999, Dr. Rieman was the President and Chief Executive Officer of Check Point Software Technologies Inc., an Internet security software company. Dr. Rieman also serves as a director of Corning Inc., Kintera, Inc., and Tumbleweed Communications Inc. Dr. Rieman holds a Ph.D. degree in mathematics from Columbia University and a B.A. degree in mathematics from Sarah Lawrence College.

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

     Raymond L. Ocampo Jr. has served as one of our directors since March 2004. Since April 2004, Mr. Ocampo has served as President and Chief Executive Officer of Samurai Surfer LLC, a consulting and investment company. In November 1996, Mr. Ocampo retired from Oracle Corporation, where he had served in various senior and executive positions since 1986, most recently as Senior Vice President, General Counsel and Secretary since September 1990. Mr. Ocampo is a member of the boards of directors of CytoGenix, Inc., Intraware, Inc. and PMI Group, Inc. Mr. Ocampo holds a J.D. degree from Boalt Hall School of Law at the University of California at Berkeley and an A.B. degree in Political Science from the University of California, Los Angeles.

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

     Compensation Committee. The current members of our compensation committee are Ms. Bolt, Mr. Cowan and Dr. Rieman. Ms. Bolt serves as the chair. The board of directors has determined that each member of the compensation committee is an independent director as defined by the rules of the NASDAQ Stock Market, a non-employee director within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and an outside director within the meaning of
Section 162(m) of the Internal Revenue Code. The compensation committee considers and approves, or reviews and makes recommendations to our board concerning, salaries and incentive compensation for our officers and employees. The compensation committee also administers our 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan.

     Audit Committee. The current members of our audit committee are Mr. Gyani, Mr. Penney, Mr. Ocampo and Mr. Bosenberg. Mr. Gyani serves as the chair. The board of directors has determined that each member of the audit committee is an independent director as defined by the rules of the Securities and Exchange Commission and the NASDAQ Stock Market, and that each of them is able to read and understand fundamental financial statements. The board of directors has also determined that each of Mr. Gyani and Mr. Boesenberg is an "audit committee financial expert" within the meaning of the rules of the Securities and Exchange Commission and is "financially sophisticated" within the meaning of the rules of the NASDAQ Stock Market. Our audit committee reviews our financial statements, monitors our accounting policies and practices, appoints and oversees the performance of our independent auditors and reviews the results and scope of audits and other services provided by our independent auditors.

     Nominating and Governance Committee. The current members of our nominating and governance committee are Messrs. Cowan, Penney and Ocampo. Mr. Penney currently serves as the chair. The board of directors has determined that each member of the nominating and governance committee is an independent director as defined by the rules of the NASDAQ Stock Market. Our nominating and governance committee identifies, considers and recommends candidates to serve as members of the board, makes recommendations regarding the structure and composition of the board and board committees and oversees the annual board evaluation process. The nominating and governance committee is also responsible for overseeing, reviewing and making periodic recommendations concerning Keynote's corporate governance policies.

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

     Mr. Cowan failed to file a Form 4 related to a gift of 1,870 shares of common stock to a non-profit organization.

Code of Ethics

     We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial personnel, including our chief financial officer, controller and all other employees engaged in the finance organization of Keynote. This code of ethics is posted on our website at http://www.keynote.com.

Item 11.        Executive Compensation.

     The following table presents compensation information for the fiscal years ending September 30, 2004, 2005 and 2006 paid or accrued to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2006.

                           Summary Compensation Table

                                                                                        Long Term
                                                                                      Compensation
                                                     Annual Compensation                 Awards
                                                     -------------------              ------------
                                                                                       Securities
                                Fiscal                                     Other       Underlying      All Other
Name and Principal Position      Year       Salary          Bonus      Compensation      Options    Compensation(1)
---------------------------     ------      ------          -----      ------------    -----------  ---------------
Umang Gupta                        2006        284,400         90,000             --        500,000          2,612
Chief Executive Officer            2005        237,000         37,500             --             --          2,000
                                   2004 $      225,000 $      150,000 $           --             -- $        2,000

Donald Aoki
Senior Vice President and          2006        200,000         18,255             --         25,000          2,415
 General Manager Customer          2005        206,298         16,973             --         55,000          2,000
 Experience Management             2004        169,305         29,334             --         25,000          2,000

Andrew Hamer(2)                    2006        180,000         20,854             --        100,000          1,343
Vice President of Finance and      2005         47,813         10,000             --         50,000             --
 Chief Financial Officer           2004             --             --             --             --             --

Jeffrey Kraatz (3)                 2006        150,000             --         83,333         65,000          1,007
Vice President of Sales,           2005         12,500             --             --         40,000             --
 Americas and Asia Pacific         2004             --             --             --             --             --

Krishna Khadloya (4)               2006        173,000         19,774             --         50,000          2,359
Vice President of Engineering      2005        159,129          8,805             --         55,000          2,000
                                   2004        135,996         10,912             --         15,000          2,000

---------------------

(1) The amounts disclosed in the All Other Compensation column consist of Keynote's matching contributions under its 401(k) plan.

(2) Mr. Hamer joined Keynote in June 2005 and became an executive officer of Keynote in January 2006.

(3) Mr. Kraatz joined Keynote in September 2005 and became an executive officer of Keynote in April 2006.

(4)  Mr. Khadloya became an executive officer of Keynote on April 2006.

                          Option Grants in Fiscal 2006

     The following table presents the grants of stock options under our 1999 Equity Incentive Plan during the fiscal year ended September 30, 2006 to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers as of September 30, 2006.

                                                                                     Potential Realizable
                                                                                       Value at Assumed
                                                                                    Annual Rates of Stock
                                                                                    Price Appreciation for
                                         Individual Grants                               Option Term
                                         -----------------                          ----------------------
                       Number of     Percent of
                      Securities    Total Options
                      Underlying     Granted to      Exercise
                        Options     Employees In       Price       Expiration
      Name              Granted      Fiscal 2006     Per Share        Date             5%            10%
----------            ----------    -------------    ---------     ----------   -------------- --------------
Umang Gupta                500,000          23.70%$        11.68     02/02/2016 $    3,672,744 $    9,307,456
Donald Aoki                 25,000           1.18%         10.31     06/30/2016        162,098        410,787
Andrew Hamer                75,000           3.56%         12.85     12/31/2015        606,098      1,536,070
                            25,000           1.18%         10.31     06/30/2016        162,098        410,787
Jeffrey Kraatz              65,000           3.08%         11.00     04/03/2016        441,189      1,126,039
Krishna Khadloya            50,000           2.37%         11.00     04/03/2016        339,377        866,184

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

                                                            Number of
                                                      Securities Underlying          Value of Unexercised
                       Number of                       Unexercised Options           In-the-Money Options
                        Shares                        at September 30, 2006         at September 30, 2006
                       Acquired         Value       -----------------------         ---------------------
Name                  on Exercise     Realized      Exercisable   Unexercisable   Exercisable   Unexercisable
----                  -----------     --------      -----------   -------------   -----------   --------------
Umang Gupta                    --     $     --        1,787,499         312,501   $ 3,913,000   $          --
Donald Aoki                    --           --          309,165          79,585       454,887           5,500
Andrew Hamer                   --           --           15,625         134,375            --           5,500
Jeffrey Kraatz                 --           --           10,000          95,000            --              --
Krishna Khadloya               --           --          146,247          91,254        85,900              --

Employment Agreement with Chief Executive Officer

     We entered into an employment agreement with Umang Gupta, our chief executive officer, in December 1997 and amended this agreement in November 2001. This agreement, as amended, establishes Mr. Gupta's annual base salary and eligibility for benefits and bonuses. In connection with the November 2001 amendment of this agreement, Mr. Gupta was granted an option to purchase 1,300,000 shares of common stock at an exercise price of $7.52 per share, which is now fully vested. The employment agreement continues until it is terminated upon written notice by Mr. Gupta or us. We must pay Mr. Gupta his salary and other benefits through the date of any termination of his employment. If his employment is terminated by us without cause or through his constructive termination due to a material reduction in his salary or benefits, a material change in his responsibilities or a sale of us if he is not the chief executive officer of the resulting combined company, we must also pay his salary for six additional months after that date.

     Under the employment agreement, as amended, all shares subject to Mr. Gupta's options, including the option granted on February 3, 2006 and any options granted in the future, would vest in full 90 days following a sale of us if Mr. Gupta is not the chief executive officer of the resulting combined company. If his employment is terminated by us without cause or through his voluntary termination, and if he assists in the transition to a successor chief executive officer, vesting of the shares subject to his options would continue for an additional 12 months. If his employment is terminated by us without cause or due to his death or through his constructive termination due to a material reduction in his salary or benefits or a material change in his responsibilities, the shares subject to his options would vest in an amount equal to the number that would vest during the six months following this termination. If his employment is terminated by us for cause or due to his disability or through his voluntary termination where he does not assist in the transition to a successor chief executive officer, the vesting of any shares subject to his options would cease on the date of termination.

Other Change-of-Control Arrangements

     The options that we grant to our executive officers other than our chief executive officer, as described above, under our 1999 Equity Incentive Plan generally provide for acceleration of the vesting of such options upon the occurrence of specified events. If the executive officer is terminated without cause following a sale of our company that occurs within 12 or less months after the date of grant of the option, that option vests immediately with respect to 25% of the shares subject to that option. If the executive officer is terminated without cause following a sale of our company that occurs more than 12 months after the date of grant of the option, that option vests immediately with respect to all of the shares subject to that option. For the purposes of this provision, a sale of our company includes any sale of all or substantially all of our assets, or any merger or consolidation of us with or into any other corporation, corporations, or other entity in which more than 50% of our voting power is transferred. For purposes of this provision, cause means (i) willfully engaging in gross misconduct that is materially and demonstrably injurious to us; (ii) willful and continued failure to substantially perform the executive officer's duties (other than incapacity due to physical or mental illness), provided that this failure continues after our board of directors has provided the executive officer with a written demand for substantial performance, setting forth in detail the specific respects in which it believes the executive officer has willfully and not substantially performed his or her duties and a reasonable opportunity (to be not less than 30 days) to cure the failure. A termination without cause includes a termination of employment by the executive officer within 30 days following any one of the following events: (x) a 10% or more reduction in the executive officer's salary that is not part of a general salary reduction plan applicable to all officers of the successor company; (y) a change in the executive officer's position or status to a position that is not at the level of vice president or above with the successor(or, with respect to Mr. Hamer, at the level of Chief Financial Officer or above); or (z) relocating the executive officer's principal place of business, in excess of fifty (50) miles from the current location of such principal place of business. In addition, each of these executive officers is entitled to receive severance compensation of three months of base salary in lieu of notice upon a termination without cause.

     The options that we grant to our non-employee directors under the automatic option grant provision of our 1999 Equity Incentive Plan provide that any unvested shares subject to these options will become immediately exercisable and fully vested upon a transaction that results in a change of control.

Director Compensation

     Directors who are employees of Keynote do not receive compensation from Keynote for the services they provide as directors. Members of the board of directors who are not employees of Keynote receive cash and equity compensation for their service as directors.

     Cash Compensation. Non-employee directors are each paid an annual retainer fee of $25,000; this payment is subject to a director attending at least three of the four regularly scheduled board meetings during the fiscal year and at least 75% of the total number of board meetings held during the fiscal year. In addition, members of the compensation committee and the nominating and governance committee are each paid an annual fee of $5,000, and members of the audit committee are each paid an annual fee of $10,000. The cash retainers earned for the 2006 fiscal year by each of our non-employee directors are indicated in the table below. All directors are also reimbursed for their reasonable expenses in attending board and board committee meetings.

     Equity Compensation. Our non-employee directors receive both automatic option grants and discretionary option awards under our 1999 Equity Incentive Plan. On the date he or she becomes a director, a new non-employee director receives an automatic option grant to purchase 60,000 shares of our common stock. These options vest over four years, with one-quarter of the shares subject to the option vesting on the earlier of one year following the director's appointment to the board of directors or the first annual meeting of our stockholders following the grant of the option; the remaining shares subject to these automatic grants vest ratably on a monthly basis following the initial vesting date. The vesting of the options will accelerate in full upon a change of control of Keynote. The automatic option grants have an exercise price equal to the fair market value of our common stock on the date of grant and a ten year term. In addition to these automatic option grants, our non-employee directors receive discretionary option awards annually for committee service and upon re-election at the annual meeting of stockholders. In fiscal 2006, the board of directors made discretionary option awards to non-employee directors for service on our standing committees, and on March 23, 2006, the date of our 2006 Annual Meeting of Stockholders, each non-employee director who was re-elected to the board of directors received an option to purchase 15,000 shares of our common stock. Options for 5,000 shares were awarded for service on one of our three standing committees; in addition, the chair of the audit committee received an option for an additional 5,000 shares and the chairs of our compensation committee and our nominating and governance committee each received options for an additional 2,000 shares. The options awarded for committee service vest monthly during the fiscal year and were fully vested at September 30, 2006. The options awarded at the 2006 annual meeting of stockholders do not commence vesting until our 2009 annual meeting of stockholders and then vest ratably on a monthly basis with each option to be fully vested at our 2010 annual meeting of stockholders. The discretionary options also have an exercise price equal to the fair market value of our common stock on the date of grant and a ten year term; these options will vest in full upon a change of control of Keynote.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

     As of September 30, 2006, we maintained our 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan, both of which were approved by our stockholders. The following table gives information about equity awards under those plans as of September 30, 2006:

                                              (a)                   (b)                 (c)

                                                                                  Number of Shares
                                                                                     Remaining
                                                                                Available for Equity
                                                                                 Compensation Plans
                                      Number of Shares to     Weighted-Average   (Excluding Shares
                                    be Issued Upon Exercise  Exercise Price of       Reflected
Plan Category                       of Outstanding Options  Outstanding Options    in Column (a))
-------------                       ----------------------- ------------------- --------------------
Equity compensation plans approved
 by stockholders                                  6,760,670   $           13.24         2,174,425(1)

Total                                             6,760,670   $           13.24         2,174,425(1)

---------------------

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

     The percentage ownership is based on 17,155,585 shares of common stock outstanding, excluding shares of treasury stock, as of December 31, 2006. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days of December 31, 2006, are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address for each stockholder listed below is c/o Keynote Systems, Inc., 777 Mariners Island Boulevard, San Mateo, CA 94404.

                                                                      Shares Beneficially
                                                                             Owned
                                                                      -------------------
                                                                 Number of
Name of Beneficial Owner                                           Shares             Percent
------------------------                                         ---------            -------
Umang Gupta(1)                                                        3,432,576        20.01%
David J. Greene & Co (2)                                              1,497,792        8.73%
S Squared Technology (3)                                              1,416,500        8.26%
Royal Capital Management, LLC (4)                                     1,100,000        6.41%
Dimensional Fund Advisors, Inc. (5)                                     983,166        5.73%
Donald Aoki (6)                                                         384,874        2.24%
Raymond L. Ocampo Jr.(7)                                                139,944          *
David Cowan(8)                                                          133,753          *
Mohan Gyani(9)                                                          100,000          *
Geoffrey Penney(10)                                                      97,000          *
Deborah Rieman(11)                                                       85,000          *
Jennifer Bolt(12)                                                        69,500          *
Krishna Khadloya (13)                                                   163,860          *
Andrew Hamer(14)                                                         42,706          *
Jeffrey Kraatz (15)                                                      14,990          *
Charles M. Boesenberg                                                        --          *

All 15 directors and executive officers as a group (16)               4,872,748        28.39%

---------------------

* Indicates beneficial ownership of less than 1%.

(1) Includes 1,891,666 shares subject to options exercisable within 60 days of December 31, 2006.

(2)  Based  solely  on  information  provided  by David J.  Greene & Co.  in its
     Schedule 13G filed with the Securities and Exchange Commission on February 8, 2007. The address of this entity is 599 Lexington Avenue, New York, NY 10022.

(3) Based solely on information provided by S Squared Technology, LLC and S Squared Technology Partners, L.P in its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007 and consists of 1,201,000 shares held by S Squared Technology LLC and 215,400 shares held by S Squared Technology Partners, L.P. The address of these entities is 515 Madison Avenue, New York, NY 10022.

(4) Based solely on information provided by Royal Capital Management, LLC in its Schedule 13F filed with the Securities and Exchange Commission on or prior to December 31, 2006.

(5) Based solely on information provided by Dimensional Fund Advisors, LP in its Schedule 13G, as amended, filed with the Securities and Exchange Commission on February 9, 2007. Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of Keynote that are owned by the Funds, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all securities reported in this table are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The address of Dimensional is 1299 Ocean Avenue, Santa Monica, CA 90401..

(6) Includes 53,862 shares held by the Aoki family trust, 3,842 shares held by Mr. Aoki as trustee for his minor children and 650 shares held by the Frank and Jeanne Aoki Revocable Trust, over which Mr. Aoki exercises investment power. Mr. Aoki disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in the shares. Includes 322,289 shares subject to options exercisable within 60 days of December 31, 2006.

(7) Includes 34,716 shares held by Raymond L. Ocampo Jr. and Sandra O. Ocampo, Trustees of Ocampo Revocable Trust UTA May 30, 1996, and 82,500 shares subject to options exercisable within 60 days of December 31, 2006.

(8) Includes 95,000 shares subject to options exercisable within 60 days of December 31, 2006.

(9) Represents 100,000 shares subject to options exercisable within 60 days of December 31, 2006.

(10) Represents 97,000 shares subject to options exercisable within 60 days of December 31, 2006.

(11) Represents 85,000 shares subject to options exercisable within 60 days of December 31, 2006.

(12) Represents 69,500 shares subject to options exercisable within 60 days of December 31, 2006.

(13) Represents 154,891 shares subject to options exercisable within 60 days.

(14) Represents 42,706 shares subject to options exercisable within 60 days of December 31, 2006.

(15) Represents 14,990 shares subject to options exercisable within 60 days of December 31, 2006.

(16) Includes 3,132,058 shares subject to options exercisable within 60 days of December 31, 2006.


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

     o Tax Fees. The aggregate fees billed by KPMG LLP for professional services rendered for tax compliance and tax advice planning were $233,300 for the fiscal year ended September 30, 2005. There were no such fees for the fiscal year ended September 30, 2006. The services for the fees disclosed under this category include tax consultation and the preparation of tax returns; and

     o All Other Fees. For the fiscal year ended September 30, 2006, there were no fees billed by KPMG LLP for consultants related to
          Sarbanes-Oxley 404 compliance. The fees under this category were $243,000 for the fiscal year ended September 30, 2005.

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

                                                                    Incorporated by Reference
                                                                    -------------------------
Exhibit                                                                            Filing                       Filed
  No.                      Exhibit                      Form       File No.         Date       Exhibit No.     Herewith
-------   ---------------------------------------       ----       --------        ------      -----------     --------
 2.01     Agreement and Plan of Reorganization by
           and between Keynote, Vivid Acquisition
           Corporation, Vividence Corporation and
           the Shareholders' Representative named
           therein                                       8-K       000-27241       11-29-04       2.01

 3.01     Amended and Restated Certificate of
           Incorporation.                                S-1       333-94651       01-14-00       3.04

 3.02     Bylaws.                                        14A       000-27241       01-19-00      Annex B

 3.03     Certificate of Designations specifying the
           terms of the Series A Junior
           Participating Preferred Stock of
           registrant, as filed with the Secretary
           of State of the State of Delaware on
           October 28, 2002                              8-A       000-27241       10-29-02       3.02

 4.01     Form of Specimen Stock Certificate for
           Keynote common stock.                         S-1       333-82781       09-22-99       4.01

10.01     Form of Indemnity Agreement between
           Keynote and each of its directors and
           executive officers.                           S-1       333-94651       01-14-00       10.01A

10.02     1996 Stock Option Plan.                        S-1       333-82781       07-13-99       10.02

10.03     1999 Stock Option Plan.                        S-1       333-82781       07-13-99       10.03

10.04     1999 Equity Incentive Plan and related
           forms of stock option agreement and stock
           option exercise agreement.                    S-1       333-82781       08-23-99       10.04

10.05     1999 Employee Stock Purchase Plan and
           related forms of enrollment form,
           subscription agreement, notice of
           withdrawal and notice of suspension.          S-1       333-82781       08-23-99       10.05

10.06     401(k) Plan.                                   S-1       333-82781       07-13-99       10.06

10.07*    Employment Agreement dated as of December
           9, 1997 between Keynote and Umang Gupta.      S-1       333-82781       07-13-99       10.08

10.08*    Amendment Agreement dated as of November
           12, 2001 between Keynote and Umang Gupta.    10-Q       000-27241       02-14-02       10.01

10.09*    Promotion Agreement dated December 21,
           2005 between Keynote Systems, Inc. and
           Andrew Hamer                                 10-Q       000-27241       02/09/06       10.1

10.10*    Addendum to Stock Option Agreement dated
           January 1, 2006 between Keynote Systems,
           Inc. and Andrew Hamer.                       10-Q       000-27241       02/09/06       10.2

                                                                    Incorporated by Reference
                                                                    -------------------------
Exhibit                                                                            Filing                       Filed
  No.                      Exhibit                      Form       File No.         Date       Exhibit No.     Herewith
-------   ---------------------------------------       ----       --------        ------      -----------     --------
10.11*    1999 Equity Incentive Plan, as amended,
           dated March 23, 2006                         10-Q       000-27241       05/10/06       10.3

10.12*    Agreement with UBS Securities LLC dated
           February 3, 2006                             10-Q       000-27241       05/10/06       10.4

10.13*    Promotion Letter Agreement dated as of
           April 4, 2006 between Keynote Systems,
           Inc. and Jeffrey Kraatz*                     10-Q       000-27241       08/09/06       10.5
10.14 *   Addendum to Stock Option Agreement dated
           as of April 1, 2006 between Keynote
           Systems, Inc. and Jeffrey Kraatz*            10-Q       000-27241       08/09/06       10.6
10.15 *   Promotion Letter Agreement dated as of
           April 12, 2006 between Keynote Systems,
           Inc. and Eric Stokesberry                    10-Q       000-27241       08/09/06       10.7
10.16 *   Addendum to Stock Option Agreement dated
           as of April 4, 2006 between Keynote
           Systems, Inc. and Eric Stokesberry           10-Q       000-27241       08/09/06       10.8
10.17 *   Promotion Letter Agreement dated as of
           April 12, 2006 between Keynote Systems,
           Inc. and Krishna Khadloya*                   10-Q       000-27241       08/09/06       10.9
10.18 *   Addendum to Stock Option Agreement dated
           as of April 4, 2006 between Keynote
           Systems, Inc. and Krishna Khadloya*          10-Q       000-27241       08/09/06       10.10
10.19 *   Separation Agreement with Patrick Quirk
           dated April 7, 2006*                         10-Q       000-27241       08/09/06       10.11
10.20 *   Share Purchase and Transfer Agreement to
           acquire SIGOS Systemintegration GmbH
           ("SIGOS") and the Shareholders of SIGOS
           dated April 3, 2006 among Keynote
           Systems+                                     10-Q       000-27241       08/09/06       10.12
10.21*    Agreement with UBS Securities LLC dated
           June 8, 2006                                 10-Q       000-27241       08/09/06       10.13

21.01     Subsidiaries of Keynote.                      10-K       000-27241       12-13-06       21.01

23.01     Consent of KPMG LLP, Independent
           Registered Public Accounting Firm.           10-K       000-27241       12-13-06       23.01

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 12th day of March 2007.


                                        KEYNOTE SYSTEMS INC.

                                        By:     /s/     UMANG GUPTA
                                           -------------------------------------
                                                        Umang Gupta
                                                Chairman of the Board and
                                                 Chief Executive Officer


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

                        Name                                            Title                               Date
                        ----                                            -----                               ----
Principal Executive Officer:

            /s/ UMANG GUPTA                                                                             March 12, 2007
               ----------------------------     Chairman of the Board, Chief Executive
                Umang Gupta                      Officer and Director

Principal Financial and Accounting Officer:

            /s/ ANDREW HAMER                                                                            March 12, 2007
               ----------------------------     Vice President and Chief Financial Officer
                Andrew Hamer

Additional Directors:

                     *                                                                                  March 12, 2007
               ----------------------------     Director
                Jennifer Bolt

                     *                                                                                  March 12, 2007
               ----------------------------     Director
                David Cowan

                     *                                                                                  March 12, 2007
               ----------------------------     Director
                Mohan Gyani

                     *                                                                                  March 12, 2007
               ----------------------------     Director
                  Geoffrey Penney

                      *                                                                                 March 12, 2007
               ----------------------------     Director
                Raymond L Ocampo Jr.

                      *                                                                                 March 12, 2007
               ----------------------------     Director
                Dr. Deborah Rieman

                      *                                                                                 March 12, 2007
               ----------------------------     Director
               Charles M. Boesenberg


            /s/ ANDREW HAMER                                                                            March 12, 2007
               ----------------------------     Attorney-in-fact
                    Andrew Hamer