Form 10-Q
period 2007-03-31
KEYNOTE SYSTEMS INC
filed 2007-05-10
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐     NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 7, 2007

Common Stock, $.001 par value	17,452,760

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$43,741	$45,662
Short-term investments	49,499	45,089

Total cash, cash equivalents, and short-term investments	93,240	90,751

Accounts receivable, less allowance for doubtful accounts and billing adjustment of $470 and $473 as of March 31, 2007 and September 30, 2006, respectively	6,002	7,122
Prepaids, deferred costs and other current assets	3,487	2,655
Inventories	1,157	876
Deferred tax assets	1,452	1,389

Total current assets	105,338	102,793
Deferred costs	970	—
Property and equipment, net	34,444	34,464
Goodwill	60,666	48,676
Identifiable intangible assets, net	8,959	10,105
Long-term deferred tax assets	4,352	3,114

Total assets	$214,729	$199,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$791	$1,558
Accrued expenses	10,777	10,748
Current portion of capital lease obligation	22	31
Deferred revenue, net	16,485	9,691

Total current liabilities	28,075	22,028
Long-term portion of capital lease obligation	40	50
Long-term deferred revenue, net	3,057	958
Long-term deferred tax liability	2,866	2,727

Total liabilities	34,038	25,763

Commitments and contingencies — see Note 11
Stockholders’ equity:
Common stock	17	19
Treasury stock	—	(21,150)
Additional paid-in capital	314,467	330,398
Accumulated deficit	(137,284)	(137,578)
Accumulated other comprehensive gain	3,491	1,700

Total stockholders’ equity	180,691	173,389

Total liabilities and stockholders’ equity	$214,729	$199,152

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue:
Subscription services	$13,936	$9,947	$26,649	$19,767
Professional services	2,778	2,792	5,880	6,688

Total revenue	16,714	12,739	32,529	26,455

Costs and expenses:
Costs of subscription services	2,840	1,552	5,981	3,011
Costs of professional services	2,207	2,210	4,330	4,655
Research and development	2,877	2,091	5,749	4,080
Sales and marketing	5,037	4,020	9,666	7,389
Operations	1,948	1,847	3,790	3,494
General and administrative	2,378	1,702	4,757	3,911
Excess occupancy income	(21)	(40)	(48)	(50)
Amortization of identifiable intangible assets	760	418	1,519	815

Total costs and expenses	18,026	13,800	35,744	27,305

Loss from operations	(1,312)	(1,061)	(3,215)	(850)
Interest income and other, net	1,149	1,280	2,270	2,388

Net (loss) income before (benefit) provision for income taxes	(163)	219	(945)	1,538

(Benefit) provision for income taxes	(193)	373	(1,239)	1,105

Net income (loss)	$30	$(154)	$294	$433

Net income (loss) per share:
Basic	$0.00	$(0.01)	$0.02	$0.02
Diluted	$0.00	$(0.01)	$0.02	$0.02

Shares used in computing basic and diluted net income (loss) per share:
Basic	17,284	18,902	17,199	18,812
Diluted	17,986	18,902	17,827	19,762
See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$294	$433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	2,179	1,824
Stock-based compensation	1,924	1,704
Charges to bad debt and billing adjustment reserves	148	116
(Accretion) amortization of debt investment (discount) premium	(295)	265
Amortization of identifiable intangible assets	1,519	815
Deferred tax benefit	(887)	891
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	1,034	(4)
Inventories	(237)	—
Prepaids, deferred costs and other current assets	(791)	81
Deferred costs	(970)	—
Accounts payable and accrued expenses	(907)	(468)
Deferred revenue	8,516	789

Net cash provided by operating activities	11,527	6,446

Cash flows from investing activities:
Purchases of property, equipment and software	(2,087)	(1,392)
Purchase of businesses and assets, net	(307)	(2,662)
Earnout payment for acquisition of business	(10,587)	—
Sale of short-term investments	28,190	68,851
Purchases of short-term investments	(32,124)	(49,345)

Net cash provided by (used in) investing activities	(16,915)	15,452

Cash flows from financing activities:
Payment of capital leases	(23)	(20)
Proceeds from issuance of common stock and exercise of stock options	3,291	2,796
Repurchase of outstanding common stock	—	(1,586)

Net cash provided by financing activities	3,268	1,190

Effect of exchange rate changes on cash and cash equivalents	199	20

Net change in cash and cash equivalents	(1,921)	23,108
Cash and cash equivalents at beginning of the period	45,662	46,934

Cash and cash equivalents at end of the period	$43,741	$70,042

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$215	$92

Noncash Operating and Investing Activities:
Acquisition of property, equipment and software on account	$178	$—

Retirement of treasury stock	$21,150	$11,037

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation
The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the results of operations and cash flows for the interim periods ended March 31, 2007 and 2006.
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
Stock Based Compensation
(a) Summary of Plans
As of March 31, 2007, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of March 31, 2007, options to purchase approximately 6.6 million shares were outstanding under the Incentive Plan, and approximately 1.3 million shares were available for future issuance under the Incentive Plan.
As of March 31, 2007, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of March 31, 2007, approximately 768,000 shares had been issued under the Purchase Plan, and approximately 655,000 shares had been reserved for future issuance.
(b) Summary of Assumptions and Activity
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchases under the equity incentive plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Stock Options Under Equity Incentive Plan:

Volatility	29.1%	31.9%	29.2%	31.9%
Risk-free interest rates	4.7%	4.6%	4.7%	4.5%
Expected life (in years)	3.86	3.56	3.85	3.33
Dividend yield	—	—	—	—
Employee Stock Purchase Plan:
Volatility	25.0%	30.0%	26.0%	28.0%
Risk-free interest rates	5.1%	3.7%	5.1%	3.7%
Expected life (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
A summary of option activity through March 31, 2007, and changes during the quarter then ended, is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at September 30, 2006	6,754	$13.24	7.1	$6,146
Granted	140	10.65
Exercised	(86)	8.70
Forfeited, canceled or expired	(155)	12.03

Outstanding at December 31, 2006	6,653	$13.27	7.0	$6,167
Granted	292	12.25
Exercised	(211)	9.93
Forfeited, canceled or expired	(108)	11.74

Outstanding at March 31, 2007	6,626	$13.36	6.9	$18,824
Exercisable at March 31, 2007	3,939	$14.64	5.5	$13,574
The weighted average grant-date fair value of options granted during the three and six months ended March 31, 2007 was $3.66 and $3.53 per share, respectively. The aggregate intrinsic value of options exercised during the three and six months ended March 31, 2007 was approximately $660,000 and $845,000, respectively. The total grant-date fair value of options vested during the quarter ended March 31, 2007 and December 31, 2006 was $781,000 and $676,000, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.
A summary of the status of the Company’s unvested stock options as of March 31, 2007, and changes during the quarter ended March 31, 2007, is presented below (in thousands except per share amounts):

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Stock option awards:
Nonvested balance at September 30, 2006	2,882	$3.25
Stock options granted	140	3.19
Vested	(206)	3.28
Forfeited	(95)	3.26

Nonvested balance at December 31, 2006	2,721	$3.29
Stock options granted	292	3.66
Vested	(239)	3.27
Forfeited	(70)	3.31

Nonvested balance at March 31, 2007	2,704	$3.32
As of March 31, 2007, there was $6.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.4 years).
Excess Occupancy Income
Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs such as property taxes, insurance and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters and are based on the actual unoccupied square footage, which was determined to be approximately 60% of the total rentable square footage of the headquarters building during the three and six months ended March 31, 2007 and 2006, respectively. Rental income was approximately $294,000 and $231,000 for the three months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 and 2006, rental income was approximately $574,000 and $490,000, respectively. Rental income was greater than the excess occupancy costs, thus generating excess occupancy income. As of March 31, 2007, the Company had leased space with eleven tenants of which ten had noncancelable operating leases, which expire on various dates through 2014. As of March 31, 2007, future minimum rents receivable under the leases, are as follows (in thousands):

Twelve Months Ended March 31:
2008	$1,195
2009	1,027
2010	511
2011	142
2012	99
Thereafter	244

Total future minimum rents receivable	$3,218

(2) Revenue Recognition
Revenue consists of subscription services revenue and professional services revenue and is recognized when all of the following criteria have been met:
•	Evidence of an arrangement. The Company considers a customer signed quote, contract, or equivalent document to be evidence of an arrangement.

•	Delivery. For non-Keynote SIGOS subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. The Company’s subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. For Keynote SIGOS services, delivery occurs when services are either delivered or accepted, if acceptance language exists.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.
Subscription Services Revenue: Subscription services revenue consists of (i) fees from sales of subscriptions and (ii) sales of mobile automated test equipment, maintenance, engineering and minor consulting services associated with SIGOS System Integration Test Environment (“SITE”).
For customers that pay in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers billed in arrears, subscription services revenue is invoiced monthly upon completion of the services. The Company’s WebEffective and WebExcellence technology is typically used in Customer Experience Management (“CEM”) professional engagements, and accordingly, such revenue is recorded as professional services revenue. However, in instances where customers solely require the use of the technology, such technology is sold on a stand-alone subscription basis. As a result, such revenue is recognized ratably over the subscription period, commencing on the day service is first provided, and recorded as subscription services revenue.
For non-Keynote SIGOS related services, revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).
As a result of the Company’s acquisition of Systemintegration GmbH on April 3, 2006, the Company frequently enters into multiple element arrangements with mobile customers, for the sale of its automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the Emerging Issues Task Force Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. This determination is based on the hardware component of the Company’s multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.
None of the Keynote SIGOS services provided by the Company are considered to be essential to the functionality of the other elements. This assessment is due to the implementation services being performed during a relatively short period (generally within three months) compared to the length of the arrangement which typically ranges from twelve to thirty-six months. Additionally, the implementation /integration services are general in nature and the Company has a history of successfully gaining customer acceptance. The Company cannot allocate the arrangement consideration to the multiple elements based on the vendor specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the allocation of revenue. Therefore, the Company recognizes the entire arrangement fee into revenue ratably over the service period, historically ranging from twelve to thirty-six months, once the implementation and integration services are complete, usually within two to three months following the delivery of the hardware and software. The ratable recognition of revenue begins when evidence of customer delivery or acceptance, if acceptance language exists, of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
For non-Keynote SIGOS related services, the Company also enters into multiple element arrangements where sufficient VSOE does not exit for the allocation of revenue. Therefore, the Company recognized the entire arrangement fee into revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.
Professional Services Revenue: Professional services revenue consists of fees generated by the Company’s professional services, and consists of WebEffective or WebExcellence services that are purchased as part of a professional service project, and are recognized as the services are performed, typically over a period of one to three months. For professional service projects that span one month or less, the Company recognizes revenue once the projects are completed. For professional service projects that contain substantive milestones, the Company recognizes revenue once milestones have been delivered. Payment occurs either up front or over time.
The Company also enters into multiple element arrangements, which include both subscription and professional service revenue, other than those Keynote SIGOS related arrangements involving hardware and software implementation/integration. For these arrangements, the Company recognizes revenue in accordance with EITF 00-21, and allocates and defers revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. The Company determines fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the remaining applicable performance period once the last element has been delivered.
Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the Condensed Consolidated Balance Sheet until the revenue is earned. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and primarily consists of Keynote SIGOS deferred revenue.
The Company does not generally grant refunds. All discounts granted reduce revenue in the period which the discount was granted. Revenue is not recognized for free trial periods.
Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent Deferred Costs in the Condensed Consolidated Balance Sheet. Contract lives generally range from one to three years. These deferred costs are amortized to cost of subscription services over the life of the customer contract, once the implementation services are complete.
(3) Comprehensive Income (Loss) and Foreign Currency Translation
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
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$30	$(154)	$294	$433
Net unrealized gain on available-for-sale investments	54	47	113	149
Foreign currency translation gain	501	42	1,678	20

Comprehensive income (loss)	$585	$(65)	$2,085	$602

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
As of March 31, 2007 and September 30, 2006, one customer accounted for 14% and 18%, respectively, of the Company’s total accounts receivable. For the three and six months ended March 31, 2007, there were no individual customers which accounted for more than 10% of the Company’s total revenue. For the three and six months ended March 31, 2006, one customer accounted for more than 10% of the Company’s total revenue.
(5) Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less to be cash equivalents. The Company classifies all of its short-term investments as available-for-sale. These investments mature in two years or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the three and six months ended March 31, 2007.
The following table summarizes the Company’s cash and cash equivalents as of March 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$14,805	$—	$—	$14,805
Commercial paper	21,666	3	—	21,669
Money market mutual funds	427	—	—	427
Other money market securities	6,840	—	—	6,840

Total	$43,738	$3	$—	$43,741

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of March 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
FNMA and FHLMC securities	$9,089	$—	$(10)	$9,079
Corporate bonds and commercial paper	40,458	2	(40)	40,420

Total	$49,547	$2	$(50)	$49,499

The following table summarizes the maturities of fixed maturity short-term investments available for sale as of March 31, 2007 (in thousands). Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Twelve months ending March 31, 2008	$49,547	$49,499

(6) Inventories
Inventories related to SIGOS SITE services were approximately $1.2 million and $876,000 as of March 31, 2007 and September 30, 2006, respectively. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of subscription services at the point management deems that the market value has declined lower than the carrying value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of subscription services. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.
(7) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the six months ended March 31, 2007 (in thousands):

Balance at September 30, 2006	$48,676
Additional goodwill for payment of the Sigos earnout (see Note 9)	10,561
Additional goodwill for Vividence	26
Translation adjustments and other	1,403

Balance at March 31, 2007	$60,666

Identifiable intangible assets amounted to approximately $9.0 million (net of accumulated amortization of approximately $18.1 million) at March 31, 2007, and approximately $10.1 million (net of accumulated amortization of approximately $16.6 million) at September 30, 2006. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Customer		Non-Compete
	Based	Based	Trademark	Covenant	Backlog	Total
As of March 31, 2007:
Gross carrying value	$15,913	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(11,440)	(6,164)	(412)	(16)	(48)	(18,080)
Translation adjustments	60	215	80	11	7	373

Net carrying value at March 31, 2007	$4,533	$3,436	$706	$71	$213	$8,959

As of September 30, 2006:
Gross carrying value	$15,913	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(10,571)	(5,636)	(323)	(7)	(24)	(16,561)

Net carrying value at September 30, 2006	$5,342	$3,749	$715	$69	$230	$10,105

Amortization expense for identifiable intangible assets for the three months ended March 31, 2007 and 2006 was $760,000 and $418,000, respectively. Amortization expense for identifiable intangible assets for the six months ended March 31, 2007 and 2006 was $1.5 million and $815,000, respectively. Assuming no additional acquisitions or impairment charges, the amortization expense for existing identifiable intangible assets as of March 31, 2007 is estimated to be approximately $1.4 million for the remainder of fiscal 2007, $2.7 million for fiscal 2008, $1.7 million for fiscal 2009, $1.3 million in fiscal 2010, $1.3 million in fiscal 2011, and approximately $516,000 in fiscal 2012.
(8) Net Income Per Share
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock, summarized below. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and employee stock plan purchases to purchase common stock using the treasury stock method.
The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$30	$(154)	$294	$433

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	17,284	18,902	17,199	18,812
Incremental common shares attributable to shares issuable under stock option plans	702	—	628	950

Denominator for diluted net income (loss) per share—weighted average shares	17,986	18,902	17,827	19,762

Basic net income (loss) per share	$0.00	$(0.01)	$0.02	$0.02
Diluted net income (loss) per share	$0.00	$(0.01)	$0.02	$0.02
Potential shares of common stock that have been excluded from the computation of diluted net income per share because the effect would have been antidilutive were 3.6 million and 3.1 million shares subject to outstanding stock options for the three months ended March 31, 2007 and 2006, respectively. Potential shares of common stock that have been excluded from the computation of diluted net income per share because the effect would have been antidilutive were 4.3 million and 1.6 million shares subject to outstanding stock options for the six months ended March 31, 2007 and 2006, respectively. The weighted-average exercise price of excluded outstanding stock options was $17.05 and $18.51 for the three months ended March 31, 2007 and 2006, respectively. The weighted-average exercise price of excluded outstanding stock options was $16.17 and $24.40 for the six months ended March 31, 2007 and 2006, respectively.
(9) Acquisitions
On April 3, 2006, the Company acquired all the outstanding shares of Systemintegration GmbH (“SIGOS”), a mobile data network testing and monitoring solutions provider, for approximately €25 million, or approximately $30.1 million, and incurred approximately $1.2 million of direct transaction costs.
Of the cash paid at closing, approximately $6 million (€5 million) was withheld in an escrow account for specified indemnity obligations. In accordance with the purchase agreement, the Company released approximately $5.6 million (€4.1 million) from escrow to the former shareholders of SIGOS in April 2007. In addition, the Company paid an additional €8 million, or approximately $10.6 million at current exchange rates, in the second quarter of fiscal 2007. This additional purchase consideration increased goodwill and was based on revenue and profitability milestones achieved in calendar 2006. The $10.6 million was included in accrued expenses as of December 31, 2006. In addition, during the three months ended December 31, 2006, the Company paid out approximately $59,000 of expenditures associated with the SIGOS acquisition. As of March 31, 2007, the Company had paid approximately $1.1 million of the estimated $1.2 million of direct transaction costs.
In December 2006, pursuant to an escrow agreement, the Company paid approximately $250,000 of the purchase price, which had been held back on its acquisition of the GomezPro business of Watchfire Corporation that occurred in November 2005.
In March 2007, the Company and the shareholders’ representative of Vividence Corporation (“Vividence”) agreed upon the final escrow settlement amount to be received from the former shareholders of Vividence. Accordingly, the Company expects to receive the final settlement amount of $210,000 by the end of June 2007.
(10) Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was 118% and 170%, respectively. The Company’s effective tax rate for the six months ended March 31, 2007 and 2006 was 131% and 72%, respectively. The Company calculates its income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by the Financial Accounting Standards Board (“FASB”) Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The Company recorded a discrete benefit related to the disqualified disposition of incentive stock options of $25,000 for the three and six months ended March 31, 2007.
The effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carry-forwards, the impact of SFAS No. 123R and the effectiveness of tax planning strategies. SFAS No. 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and ESPP shares, which have no associated tax benefit to the Company. In a future period it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from management’s estimates, future income tax expense could be materially affected.
At September 30, 2006, the projected sources of taxable income were considered to be sufficient to recognize a portion of the deferred tax assets. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be increased or reduced further, which would increase or reduce the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. In the event that management determines that additional valuation allowance should be increased or reduced, the tax effect would be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately.
(11) Commitments and Contingencies
(A) Leases
The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through August 2015. As of March 31, 2007, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Twelve months ended March 31:
2008	$722	$25
2009	609	20
2010	545	16
2011	478	6
Thereafter	1,272	—

Total minimum lease payments	$3,626	67

Less amounts representing interest		(5)

Present value of minimum lease payments		62

Less current portion of capital lease obligation		22

Long-term portion of capital lease obligation		$40

Rent expense for the three months ended March 31, 2007 and 2006 was approximately $127,000 and $160,000, respectively. Rent expense for the six months ended March 31, 2007 and 2006 was approximately $249,000 and $315,000, respectively.
(B) Commitments
The Company has contingent commitments, which range in length from one to twelve months, to 122 bandwidth and collocation providers amounting to $779,000 in the aggregate for 111 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.
(C) Legal Proceedings
Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by the Company. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as of March 31, 2007 and September 30, 2006, as the Company anticipates that it will be dismissed from the case as a result of the settlement.
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
(E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2007 and September 30, 2006 in the Condensed Consolidated Balance sheets.
(12) Stock Repurchase Program
On December 4, 2006, as part of its overall stock repurchase program, the Company entered into agreements with B. Riley & Co., Inc. (“B. Riley”) and Craig-Hallum Capital Group (“Craig-Hallum”) to establish Trading Plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each Trading Plan instructs B. Riley and Craig-Hallum, respectively, to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares each, of the Company’s common stock, for an aggregate of up to 2.0 million shares. Repurchases under the Trading Plans are scheduled to terminate as late as December 2007.
The Company retired approximately 974,000 shares of treasury stock in fiscal 2006. During the second quarter of fiscal 2007, the Company retired approximately 2.0 million shares of treasury stock.
No repurchases occurred during the three months ended March 31, 2007. As of March 31, 2007, approximately 14.3 million shares had been repurchased for an aggregate price of approximately $135.3 million. As of March 31, 2007, the Company was authorized to repurchase up to an additional $57.8 million of its common stock pursuant to the stock repurchase program.
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

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue:
United States	$11,605	$11,748	$23,452	$24,024
Europe*	3,809	838	6,560	2,168
Other*	1,300	153	2,517	263

	$16,714	$12,739	$32,529	$26,455

*	No individual country represents more than 10% of total revenue.

	March 31,	September 30,
	2007	2006

Long Lived Assets:
United States	$33,736	$33,775
Germany	681	667
Other	27	22

	$34,444	$34,464

Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets.
For the three and six months ended March 31, 2007, no individual customer accounted for more than 10% of total revenue. For the three and six months ended March 31, 2006, one customer accounted for approximately 12% and 11% of total revenue, respectively. As of March 31, 2007 and September 30, 2006, one customer accounted for 14% and 18% of total accounts receivable, respectively. For the three months ended March 31, 2007 and 2006, the ten largest customers accounted for 26% and 33% of total revenue, respectively. For the six months ended March 31, 2007 and 2006, the ten largest customers accounted for 28% and 33% of total revenue, respectively.
The following table identifies which services are categorized as Internet, Mobile and Customer Experience Management services and where they are recorded in the Company’s condensed consolidated statements of operations (listed in alphabetical order):

	Subscription	Professional
	Services	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X

	Subscription	Professional
	Services	Services
Mobile Test and Measurement:
Mobile Application Perspective	X
Mobile Device Perspective	X
SIGOS SITE	X
SIGOS Global Roamer	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X
The following table summarizes Internet, Mobile, and Customer Experience Management solutions revenue (in thousands):

	2007	2006
For the three months ended March 31:
Internet	$10,373	$9,781
Mobile	4,316	488
Customer experience management	2,025	2,470

Total Revenue	$16,714	$12,739

For the six months ended March 31:
Internet	$20,754	$19,690
Mobile	7,519	1,027
Customer experience management	4,256	5,738

Total Revenue	$32,529	$26,455

(14) Recently Issued Accounting Pronouncements
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this pronouncement in its fiscal year beginning October 1, 2006 and such adoption did not have an impact on its consolidated results of operations and financial condition.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for its fiscal year 2007 annual financial statements. Management is currently assessing the potential impact that adoption of SAB No. 108 will have on its financial statements. The Company currently anticipates that the aggregate amount of the uncorrected differences will be approximately $2.0 million, however, this amount could be more or less than $2.0 million pending final analysis by management of the impact of adopting SAB 108.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which will be the Company’s fiscal year beginning October 1, 2008. The Company has not yet begun to evaluate the effects, if any, of adoption on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

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
Overview
We offer technology-based solutions that enable corporate enterprises to improve their online business performance and communications technologies. We categorize our solutions in three broad categories: Internet test and measurement (“Internet”), customer experience management (“CEM”), and mobile test and measurement (“Mobile”). Our Internet category includes all of our geographically distributed “on demand” Web site and application monitoring and measurement services, voice over IP and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective platform whether sold on a technology license basis, or as part of a competitive intelligence study or custom consulting engagement and the WebExcellence scorecard services sold on a subscription basis or as part of a custom consulting engagement. The Mobile category consists of our on-demand Mobile monitoring and testing services as well as our SIGOS System Integration Test Environment (“SITE”) systems sales where we have continued to see increased contributions. All of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.
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
Our net income increased by $184,000, from a net loss of $154,000 for the quarter ended March 31, 2006 to net income of $30,000 for the quarter ended March 31, 2007. Total revenue increased approximately $4.0 million or 31%, from approximately $12.7 million for the quarter ended March 31, 2006 to approximately $16.7 million for the quarter ended March 31, 2007. The increase in revenue was primarily due to approximately $3.8 million in Mobile revenue mainly as a result of the acquisition of Keynote SIGOS and to a lesser extent, a slight increase of $592,000 in our Internet revenue, offset by decreased contribution from our CEM revenue of $445,000. Total expenses increased by $4.2 million from approximately $13.8 million for the quarter ended March 31, 2006 to approximately $18.0 million for the quarter ended March 31, 2007. The increase in total expenses was mainly attributable to an approximately $3.0 million increase related to costs associated with the Keynote SIGOS acquisition which closed on April 3, 2006. Further increases resulted from costs of subscription services related to increased depreciation, equipment charges, and connection fees, and increased sales and marketing expenses with the addition of eight sales personnel causing an increase in personnel and associated compensation and travel related expenses and higher marketing expenses related to two customer events held during the quarter ended March 31, 2007.

Our net income decreased by $139,000, from a net income of $433,000 for the six months ended March 31, 2006 to net income of $294,000 for the six months ended March 31, 2007. Total revenue increased approximately $6.1 million or 23%, from approximately $26.4 million for the six months ended March 31, 2006 to approximately $32.5 million for the six months ended March 31, 2007. The increase in revenue was due primarily to approximately $6.5 million in Mobile revenue as a result of the acquisition of Keynote SIGOS and to a lesser extent, an increase of approximately $1.1 million in our Internet revenue, offset by decreased contribution from our CEM revenue of approximately $1.5 million. Total expenses increased by $8.4 million from approximately $27.3 million for the six months ended March 31, 2006 to approximately $35.7 million for the six months ended March 31, 2007. The increase in total expenses was mainly attributable to an approximately $6.3 million increase related to costs associated with the Keynote SIGOS acquisition which closed on April 3, 2006. Further increases resulted from costs of subscription services related to increased depreciation, equipment charges, and connection fees, and increased sales and marketing expenses associated with additional sales personnel causing an increase in personnel and associated compensation and travel related expenses.
At March 31, 2007 and 2006, we measured for revenue over 11,600 and 9,800 Internet pages, respectively. For the three months ended March 31, 2007 and 2006, our 10 largest customers accounted for approximately 26% and 33% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
We believe that the challenges for our business include 1) increasing our Internet, CEM and Mobile revenue by generating organic revenue growth from our existing services and by continuing to internally develop enhanced services, 2) integrating and realizing anticipated benefits from our prior acquisitions and any acquisitions that may occur in the future, 3) increasing our contribution margin for our professional services revenue, and 4) continuing to control our expenses for the remainder of fiscal 2007.
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
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the Emerging Issues Task Force Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”

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
For our non- Keynote SIGOS related services, we recognize revenue in accordance with SAB 104 and EITF 00-21.
As a result of the acquisition of Keynote SIGOS, we frequently enter into multiple element arrangements with mobile customers, for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of SOP”) No. 97-2, and EITF 03-5. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.
None of the Keynote SIGOS services provided by us are considered to be essential to the functionality of the other elements. This assessment is due to the implementation services being performed during a relatively short period (generally within three months) compared to the length of the arrangement which typically range from twelve to thirty-six months. Additionally, the implementation /integration services are general in nature and we have a history of successfully gaining customer acceptance. We cannot allocate the arrangement consideration to the multiple elements based on the vender specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the allocation of revenue. Therefore, we recognize the entire arrangement fee into revenue ratably over the service period, historically ranging from twelve to thirty-six months, once the implementation and integration services are complete, usually within two to three months following the delivery of the hardware and software. The ratable recognition of revenue begins when evidence of customer delivery or acceptance, if such acceptance language exists, of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
For non- Keynote SIGOS related services, we also enter into multiple element arrangements where sufficient VSOE also does not exist for the allocation of revenue. Therefore, we recognize the entire arrangement fee into revenue either ratably over the service period, generally over twelve months periods or based upon actual monthly usage.
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
We also enter into multiple element arrangements, which include both subscription and professional service revenue, other than those

Keynote SIGOS related arrangements involving hardware and software implementation/integration. For these arrangements, we recognize revenue in accordance with EITF 00-21, and allocate and defer revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. We would determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the remaining subscription period once the professional services have been delivered.
Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the Condensed Consolidated Balance Sheet until the revenue is earned. For informational purposes, we have provided a reconciliation of the total net deferred revenue (both short-term and long-term), as reported on the Condensed Consolidated Balance Sheets as of March 31, 2007 and September 30, 2006 to total gross deferred revenue (in thousands):

	Domestic	International	Total
Net deferred revenue	$6,639	$12,903	$19,542
Add: unpaid deferred revenue	4,608	1,993	6,601

Gross deferred revenue at March 31, 2007	$11,247	$14,896	$26,143

Net deferred revenue	$5,936	$4,713	$10,649
Add: unpaid deferred revenue	804	1,453	2,257

Gross deferred revenue at September 30, 2006	$6,740	$6,166	$12,906

The unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and this primarily consists of Keynote SIGOS deferred revenue.
We do not generally grant refunds. All discounts granted reduce revenue in the period which the discount is granted. Revenue is not recognized for free trial periods.
Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent deferred costs on the Condensed Consolidated Balance Sheet. Contract lives generally range from one to three years. These deferred costs are amortized to cost of subscription services over the life of the customer contract, once the implementation services are complete.
Allowance for Doubtful Accounts and Billing Allowance
Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $470,000, or 7% of total accounts receivable, and approximately $473,000, or 6% of total accounts receivable, as of March 31, 2007 and September 30, 2006, respectively.
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

Inventories and Inventory Valuation
Inventories related to SIGOS SITE services were approximately $1.2 million as of March 31, 2007 and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to cost of subscription services.
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
Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence and which are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the quarter ended March 31, 2007, we did not experience any write-down of inventory.
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
We performed an annual impairment review during the fourth quarter in fiscal 2004, 2005, and 2006. We did not record an impairment charge based on our reviews. The goodwill recorded on the Condensed Consolidated Balance Sheet as of March 31, 2007 was approximately $60.7 million as compared to $48.7 million as of September 30, 2006. The increase to goodwill of approximately $12.0 million for the first six months of fiscal 2007 was primarily related to the earn-out payment to the former shareholders of SIGOS as a result of their achievement of certain profitability and revenue goals in calendar 2006 and, to a lesser extent, to foreign currency exchange fluctuations. See Note 9 to the Notes to Condensed Consolidated Financial Statements for more detail.
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
Stock-Based Compensation
We issue stock options to our employees and outside directors and provide our employees the right to purchase common stock under employee stock purchase plans. Since October 1, 2005, we account for stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share- based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options or issue of stock under employee stock purchase plans. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 1 in the Notes to Condensed Consolidated Financial Statements for more detail.
Income Taxes, Deferred Income Tax Assets and Deferred Income Tax Liabilities
We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recoverable from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a period, our deferred tax expense increases. If a valuation allowance is decreased, deferred tax expense may be reduced, goodwill may be reduced, or paid in capital may be increased, depending on the nature and source of the deferred tax assets. This analysis is applied on a jurisdiction by jurisdiction basis. We factor a number of items into assessing our deferred tax assets. We look at past earnings history, current year forecasts and future year forecasts. We also look at any other positive evidence such as tax planning strategies and weigh this against the negative evidence to determine the realizability of the deferred tax assets on a quarterly basis.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenue:
Subscription services	83.4%	78.1%	81.9%	74.7%
Professional services	16.6	21.9	18.1	25.3

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Costs of subscription services	17.0	12.2	18.4	11.4
Costs of professional services	13.2	17.3	13.3	17.6
Research and development	17.2	16.4	17.7	15.4
Sales and marketing	30.1	31.5	29.7	27.9
Operations	11.7	14.5	11.7	13.2
General and administrative	14.2	13.4	14.6	14.8
Excess occupancy income	(0.1)	(0.3)	(0.2)	(0.2)
Amortization of identifiable intangible assets	4.5	3.3	4.7	3.1

Total cost and expenses	107.8	108.3	109.9	103.2

Loss from operations	(7.8)	(8.3)	(9.9)	(3.2)
Interest income and other, net	6.9	10.0	7.0	9.0

Net (loss) income before (benefit) provision for income taxes	(0.9)	1.7	(2.9)	5.8
(Benefit) provision for income taxes	(1.1)	2.9	(3.8)	4.2

Net income (loss)	0.2%	(1.2)%	0.9%	1.6%

Comparison of the Three and Six Months Ended March 31, 2007 and 2006
Revenue

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
Subscription services	$13,936	$9,947	40%
Professional services	2,778	2,792	(1)%

Total revenue	$16,714	$12,739	31%

For the six months ended March 31:
Subscription services	$26,649	$19,767	35%
Professional services	5,880	6,688	(12)%

Total revenue	$32,529	$26,455	23%

Subscription Services. Revenue from subscription services increased $4.0 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase in subscription services revenue for the three months ended March 31, 2007, as listed in descending order of impact, was mainly attributable to incremental revenue generated from the acquisition of Keynote SIGOS on April 3, 2006, and increased sales of Application Perspective, Transaction Perspective, Mobile Perspective, Voice Perspective, and Streaming Perspective services offset by a decrease in sales of Web Site Perspective, Enterprise Solutions subscription services, and Consumer Perspective.
Revenue from subscription services increased $6.9 million for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. The increase in subscription services revenue for the six months ended March 31, 2007, as listed in descending order of impact, was mainly attributable to incremental revenue generated from the acquisition of Keynote SIGOS on April 3, 2006, and increased sales of Application Perspective, Transaction Perspective, Voice Perspective, Mobile Perspective, Streaming Perspective, and subscription from our CEM services offset by a decrease in sales of Web Site Perspective, Enterprise Solutions subscription services, Consumer Perspective, and Test Perspective.
Professional Services. Revenue from professional services decreased slightly by $14,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Revenue from professional services decreased by $808,000 for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. The decrease in professional services revenue for the three and six months ended March 31, 2007, was primarily due to decreased contribution from our CEM WebEffective engagements, offset, by increased contributions in our Load Pro testing engagements.
In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Internet, Mobile, and CEM. The following table identifies which services are categorized as Internet, Mobile and CEM revenue and where they are recorded in our condensed consolidated statements of operations listed in alphabetical order:

	Subscription	Professional
	Services	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X

Mobile Test and Measurement:
Mobile Application Perspective	X
Mobile Device Perspective	X
SIGOS Global Roamer	X
SIGOS SITE	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X
The following table summarizes Internet, Mobile and CEM revenue:

	2007	2006	% change
	(In thousands)
For the Three Months Ended March 31:
Internet Subscriptions	$9,040	$8,876	2%
Internet Engagements	1,333	905	47%

Total Internet Revenue	10,373	9,781	6%

Mobile Subscriptions	4,316	488	784%
Mobile Engagements	—	—	—%

Total Mobile Revenue	4,316	488	784%

CEM Subscriptions	580	583	(1)%
CEM Engagements	1,445	1,887	(23)%

Total CEM Revenue	2,025	2,470	(18)%

Total Revenue	$16,714	$12,739	31%

For the Six Months Ended March 31:
Internet Subscriptions	$17,924	$17,658	2%
Internet Engagements	2,830	2,032	39%

Total Internet Revenue	20,754	19,690	5%

Mobile Subscriptions	7,519	1,027	632%
Mobile Engagements	—	—	—%

Total Mobile Revenue	7,519	1,027	632%

CEM Subscriptions	1,206	1,082	11%
CEM Engagements	3,050	4,656	(34)%

Total CEM Revenue	4,256	5,738	(26)%

Total Revenue	$32,529	$26,455	23%

Internet revenue increased by $592,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Internet revenue represented 62% and 77% of total revenue for the three months ended March 31, 2007 and 2006, respectively. Internet revenue increased by approximately $1.1 million for the six months ended March 31, 2007 compared to six months ended March 31, 2006. Internet revenue represented 64% and 74% of total revenue for the six months ended March 31, 2007 and 2006, respectively. The increase in Internet revenue for the three and six months ended March 31, 2007 was mainly attributable to an increased contribution from Application Perspective, Load Pro, Transaction Perspective, Voice Perspective, and Streaming Perspective services, offset by a decrease in Web Site Perspective, Enterprise Solutions subscription services, and Consumer Perspective services.
Mobile revenue increased by approximately $3.8 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Mobile revenue represented 26% and 4% of total revenue for the three months ended March 31, 2007 and 2006, respectively. Mobile revenue increased by approximately $6.5 million for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. Mobile revenue represented 23% and 4% of total revenue for the six months ended March 31, 2007 and 2006, respectively. The increase for the three and six months ended March 31, 2007 was mainly attributable to the addition of SIGOS SITE, and to a lesser extent, revenue from our Global Roamer, each due to the acquisition of Keynote SIGOS on April 3, 2006 and to a much lesser extent, increased contribution from our Mobile Perspective services.
CEM revenue decreased by $445,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. CEM revenue represented 12% and 19% of total revenue for the three months ended March 31, 2007 and 2006, respectively. CEM revenue decreased by approximately $1.5 million for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. CEM revenue represented 13% and 22% of total revenue for the six months ended March 31, 2007 and 2006, respectively. The decrease in CEM revenue for the three and six months ended March 31, 2007 was mainly attributable to a decrease in WebEffective engagements, offset partially by an increase in our technology licenses subscriptions. The decrease in CEM revenue has been an overall trend in the recent periods.

For the three and six months ended March 31, 2007, no individual customer accounted for more than 10% of total revenue. For the three and six months ended March 31, 2006, one customer accounted for more than 10% of total revenue. As of March 31, 2007, one customer accounted for 14% of our total accounts receivable. International sales were approximately 31% and 8% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. International sales were approximately 28% and 9% of our total revenue for the six months ended March 31, 2007 and 2006, respectively.
Costs and Expenses:
Costs of Subscription and Professional Services

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
Costs of subscription services	$2,840	$1,552	83%
Costs of professional services	$2,207	$2,210	—%

For the six months ended March 31:
Costs of subscription services	$5,981	$3,011	99%
Costs of professional services	$4,330	$4,655	(7)%
Costs of Subscription Services. Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Cost of subscription services also includes cost of materials, personnel and consulting costs, supplies, and merchandise related to the sale and support of our SIGOS SITE systems. Costs of subscription services increased $1.3 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 and represented 20% and 16% of subscription services revenue for the three months ended March 31, 2007 and 2006, respectively. An increase in cost of $867,000 for the three months ended March 31, 2007 was primarily due to the inclusion of cost of materials and personnel costs related to the SIGOS SITE systems as a result of the acquisition of Keynote SIGOS. Additional increases for the three months ended March 31, 2007, resulted from increased depreciation, equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers.
Costs of subscription services increased $3.0 million for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006 and represented 22% and 15% of subscription services revenue for the six months ended March 31, 2007 and 2006, respectively. An increase in cost of approximately $2.1 million for the six months ended March 31, 2007 was due to the inclusion of cost of materials and personnel costs related to the SIGOS SITE systems as a result of the acquisition of Keynote SIGOS. Additional increases for the six months ended March 31, 2007, resulted from increased depreciation, equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers.
Costs of Professional Services. Costs of professional services consist primarily of salaries and related expenses for professional services personnel, external consulting costs to deliver our professional services, panel and reward costs associated with our WebEffective Intelligence Platform and WebExcellence scorecard services, all load-testing bandwidth costs and related network infrastructure costs. Costs of professional services for the three months ended March 31, 2007 was comparable to the three months ended March 31, 2006, and represented 79% of professional services revenue for both the three months ended March 31, 2007 and 2006.
Costs of professional services decreased $325,000 for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006, and represented 74% and 70% of professional services revenue for the three months ended March 31, 2007 and 2006, respectively. The decrease in costs of professional services for the six months ended March 31, 2007 was primarily related to a reduction in panel and reward costs related to various engagements due to the decrease in CEM engagement revenue.

Research and Development

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
Research and development	$2,877	$2,091	38%

For the six months ended March 31:
Research and development	$5,749	$4,080	41%
Research and development expenses consist primarily of salaries and related expenses for research and development personnel. Research and development expenses increased by $786,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Research and development expenses increased by approximately $1.7 million for the six months ended March 31, 2007 compared to the six months ended March 31, 2006. The increase in research and development costs for the three and six months ended March 31, 2007 was primarily due to additional personnel from the acquisition of Keynote SIGOS. To date, all internal research and development expenses have been expensed as incurred. We do not anticipate that research and development expenses for the third quarter of fiscal 2007 will increase significantly in absolute dollars compared to the second quarter of fiscal 2007.
Sales and Marketing

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
Sales and marketing	$5,037	$4,020	25%

For the six months ended March 31:
Sales and marketing	$9,666	$7,389	31%
Sales and marketing expenses consist primarily of salaries and related expenses, such as commissions and bonuses, earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $1.0 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase in sales and marketing costs for the three months ended March 31, 2007 was mainly attributable to additional personnel costs from the acquisition of Keynote SIGOS, the additional headcount in sales personnel, and increased spending on marketing events.
Our sales and marketing expenses increased by approximately $2.3 million for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. The increase in sales and marketing costs for the six months ended March 31, 2007 was mainly attributable to an increase in international growth and the additional headcount in both sales and marketing personnel. Additionally, the increase was attributable to the acquisition of Keynote SIGOS.
We anticipate that sales and marketing expenses for the third quarter of fiscal 2007 will increase in absolute dollars compared to the second quarter of fiscal 2007 due to additional headcount costs being included in expenses for a full quarter in the third quarter.
Operations

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
Operations	$1,948	$1,847	5%

For the six months ended March 31:
Operations	$3,790	$3,494	8%
Operations expenses consist primarily of salaries and related expenses for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses increased $101,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Our operations expenses increased $296,000 for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. The increase in operations expenses for the three and six months ended March 31, 2007 was primarily attributable to additional headcount and consulting costs to supplement our customer support team. We do not anticipate that operations expenses for the third quarter of fiscal 2007 will change significantly in absolute dollars compared to the second quarter of fiscal 2007.
General and Administrative

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
General and administrative	$2,378	$1,702	40%

For the six months ended March 31:
General and administrative	$4,757	$3,911	22%
General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $676,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. An increase for the three months ended March 31, 2007 of $476,000 was due to the acquisition of Keynote SIGOS on April 3, 2006. In addition, the increase was attributable to the one-time settlement of a preferential claim of $184,000 that occurred in the three months ended March 31, 2006 which did not occur in the three months ended March 31, 2007.
General and administrative expenses increased $846,000 for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. An increase for the six months ended March 31, 2007 of approximately $1.0 million was due to the acquisition of Keynote SIGOS on April 3, 2006. The increase in expenses was offset by a decrease in expenses related to a reduction in audit related fees.
We do not anticipate that general and administrative expenses for the third quarter of fiscal 2007 will change significantly in absolute dollars compared to the second quarter of fiscal 2007.
Excess Occupancy Income

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
Excess occupancy income	$(21)	$(40)	(48)%

For the six months ended March 31:
Excess occupancy income	$(48)	$(50)	(4)%
Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance and depreciation. These particular costs are reduced by the rental income from the leasing of our space in our headquarters building. The costs are based on the actual unoccupied square footage, which was 60% of the total rentable square footage of the headquarters building for the three months ended March 31, 2007 and 2006. Excess occupancy income decreased slightly by $19,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Excess occupancy income for the six months ended March 31, 2007 remained comparable to the six months ended March 31, 2006. The decrease in excess occupancy income was attributable to increased insurance and depreciation expenses in fiscal 2007, offset by an increase in tenant rent. We anticipate that excess occupancy income may increase slightly in the third quarter of fiscal 2007 as compared to the second quarter of fiscal 2007 due to an increase in tenant rent.

Amortization of Identifiable Intangible Assets

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
Amortization of identifiable intangible assets	$760	$418	82%

For the six months ended March 31:
Amortization of identifiable intangible assets	$1,519	$815	86%
Amortization of identifiable intangible assets increased by approximately $342,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Amortization of identifiable intangible assets increased by approximately $704,000 for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. The increase for the three and six months ended March 31, 2007 was primarily due to the acquisition of Keynote SIGOS in April 2006.
At March 31, 2007, we had a remaining balance of approximately $9.0 million of identifiable intangible assets that are being amortized over a two to five-year expected life. We expect the amortization of identifiable intangible assets to be approximately $1.4 million for the remainder of fiscal 2007, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of March 31, 2007, as listed in the table below, will be fully amortized by March 2012 (in thousands):

	Technology	Customer
	Based	Based	Trademark	Covenant	Backlog	Total
Net carrying value at March 31, 2007	$4,533	$3,436	$706	$71	$213	$8,959
Interest Income and Interest and Other Expenses, net

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
Interest income, interest and other expenses, net	$1,149	$1,280	(10)%

For the six months ended March 31:
Interest income, interest and other expenses, net	$2,270	$2,388	(5)%
Interest income and interest and other expenses, net decreased $131,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Interest income and interest and other expenses, net decreased $118,000 for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. The decreases for both comparable periods are attributable to interest earned on a lower invested cash, cash equivalent, and short-term investments balances. We expect that interest income, and interest and other expenses, net, for the third quarter of fiscal 2007 will be approximately $1.0 million, absent any additional cash transactions, and assuming no material changes in interest rates.
Benefit (Provision) for Income Taxes

	2007	2006	% Change
	(In thousands)
For the three months ended March 31:
(Benefit) provision for income taxes	$(193)	$373	(152)%

For the six months ended March 31:
(Benefit) provision for income taxes	$(1,239)	$1,105	(212)%
Our effective tax rate for the three months ended March 31, 2007 and 2006 was approximately 118% and 170%, respectively. Our effective tax rate for the six months ended March 31, 2007 and 2006 was approximately 131% and 72%, respectively. The income tax provisions were calculated based on the estimated annual effective tax rate for our Company. We recorded a discrete benefit related to the disqualified disposition of incentive stock options of $25,000 for the three and six months ended March 31, 2007.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Costs of subscription services	$40	$—	$81	$—
Costs of professional services	128	161	264	282
Research and development	209	215	419	401
Sales and marketing	316	255	596	501
Operations	144	183	290	333
General and administrative	167	94	274	187

Stock-based compensation expense included in operating expenses related to stock options and employee stock purchase	$1,004	$908	$1,924	$1,704

Liquidity and Capital Resources

	March 31,	September 30,
	2007	2006
	(In thousands)
Cash, cash equivalents and short-term investments	$93,240	$90,751
Accounts receivable, net	$6,002	$7,122
Working capital	$77,263	$80,765
Days sales in accounts receivable (DSO) (a)	32	43

(a)	DSO is calculated as: (ending net accounts receivable / revenue for the three months period) multiplied by number of days in the period The DSO’s presented in the table above reflect the three months ended March 31, 2007 and September 30, 2006.

	2007	2006
	(In thousands)
For the six months ended March 31,
Cash provided by operating activities	$11,527	$6,446
Cash provided by (used in) investing activities	$(16,915)	$15,452
Cash provided by financing activities	$3,268	$1,190
Cash, cash equivalents and short-term investments
As of March 31, 2007, we had approximately $43.7 million in cash and cash equivalents and approximately $49.5 million in short-term investments, for a total of approximately $93.2 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better.

Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments. For the six months ended March 31, 2007, net cash provided by operating activities was approximately $11.5 million. Net cash provided was mainly due to net income of $294,000 adjusted for $4.6 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $6.6 million net increase in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization and stock-based compensation expense. The net increase in operating assets and liabilities was primarily due to an increase in deferred revenue of $8.5 million, an increase in prepaids and other current assets and deferred costs of $1.8 million, a decrease in accounts payable and accrued expenses of $907,000 and a decrease in accounts receivable of $1.0 million. The increase in deferred revenue during the first half of fiscal 2007 was mainly related to SIGOS, which recognizes revenue ratably over the service contract period. The change in deferred costs was attributable to an increase in deferred hardware costs related to SIGOS SITE which corresponds to an increase in deferred revenue.
Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the six months ended March 31, 2007, net cash used by our investing activities was approximately $16.9 million. We utilized approximately $10.9 million for acquisition-related expenses. Pursuant to the purchase agreement, relating to the acquisition of Keynote SIGOS, approximately $10.6 million was paid to the former shareholders of SIGOS due to the achievement of certain revenue and profitability milestones in calendar 2006. Pursuant to an escrow agreement, approximately $250,000 of the purchase price for our acquisition of the GomezPro business of Watchfire Corporation, was released in December 2006. The remaining amount related to acquisition-related expenses for our Keynote SIGOS acquisition. We also utilized $3.9 million of cash for the net purchase of short-term investments and approximately $2.1 million to purchase property and equipment, primarily for our production infrastructure and information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash provided by financing activities
The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. For the six months ended March 31, 2007, net cash provided by financing activities was approximately $3.3 million, which was primarily due to proceeds from the issuance of common stock and the exercise of stock options.
Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in December 2006. From the inception of the stock repurchase program in January 2001 to March 31, 2007, a total of approximately 14.3 million shares have been repurchased in the open market for approximately $135.3 million. At March 31, 2007, approximately $57.8 million was available to repurchase shares of our common stock pursuant to the stock repurchase program.
Commitments
As of March 31, 2007, our principal commitments consisted of approximately $3.7 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to twelve months to 122 bandwidth and collocation providers amounting to $779,000 in the aggregate for 111 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.5 million related to our operations and headquarters building during the third quarter of fiscal 2007.
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
Recently Issued Accounting Pronouncements
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this pronouncement in our fiscal year beginning October 1, 2006 and such adoption did not have an impact on our consolidated results of operations and financial condition.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. Management is currently assessing the potential impact that adoption of SAB No. 108 will have on its financial statements. We currently anticipates that the aggregate amount of the uncorrected differences will be approximately $2.0 million, however, this amount could be more or less than $2.0 million pending our final analysis of the impact of adopting SAB 108.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS

No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of March 31, 2007, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $451,000 on an annualized basis.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by us. The settlement was preliminarily approved and awaits final approval by the Court. No amount is accrued as December 31, 2006 and September 30, 2006, as we anticipate that we will be dismissed from the case as a result of the settlement. However, while the settlement was awaiting approval, the Court of Appeals reversed the District Court’s certification of the class. It is not yet clear what impact if any this decision will have on the settlement.
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
Although we had net income for the three and six months ended March 31, 2007, we may not be able to sustain profitability in the future. As of March 31, 2007, we had an accumulated deficit of $137.3 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2007, we had approximately $9.0 million of net identifiable intangible assets and approximately $60.7 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets, net, of $2.6 million, which may not be fully realized. We are also required to record as compensation expense under FAS 123R, the cost of stock-based awards. We may never be able to regain our historic revenue growth rates.
The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.
To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our services. Our customers have no obligation to renew our services after the term and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. Our customer renewal rates and renewal prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.
Further, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. We have experienced, and may in the future experience, cancellations, non-renewals and/or reductions in service levels. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us for any reason, our revenue could continue to decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.
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
Results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract and retain new customers in a quarter, particularly larger enterprise customers;

•	The timing and service period of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as our Web Site Perspective and CEM services;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	Our ability to increase sales of each of our three service lines;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.
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
Sales of our Internet subscription services, primarily our Web Site Perspective-Business Edition and Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of these Internet services. Our Internet subscriptions revenue has not increased significantly from historic levels. If these revenue trends continue with respect to our Internet subscriptions services, our operating results could suffer if we are not able to increase revenue from other services.
Our mobile services may not continue to grow as rapidly, which could harm our business.
Revenue from our mobile services has increased from approximately $488,000 for the three months ended March 31, 2006 to approximately $4.3 million for the three months ended March 31, 2007. We also experienced increased bookings during the first half of fiscal 2007. However, we cannot assure that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: we have little experience operating in Germany, where Keynote SIGOS is located; the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; and we may not be able to successfully compete against current or new competitors in this area. Our business could be harmed if we are not able to continue to grow revenue from our mobile services.
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
There are also many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies such as IBM. Because we do not have an established reputation for delivering professional services, because this area is very competitive, and because we have limited experience in delivering professional services, we may not succeed in selling these services.
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
Our ten largest customers accounted for approximately 28% and 33% of our total revenue for the six months ended March 31, 2007 and 2006, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.
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
We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Our former Chief Financial Officer departed the Company in January 2006 and our former Senior Vice President of Sales departed the Company in April 2006. There is substantial competition for highly skilled employees. If we fail to attract and retain key employees, our business could be harmed.
If the market does not accept our professional services, our results of operations could be harmed.
Professional services revenue represented approximately 18% and 25% of total revenue for the six months ended March 31, 2007 and 2006, respectively. Professional services revenue has decreased in absolute dollars in the past, and this trend could continue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business could be harmed if we cannot increase our professional services revenue.
The success of our business depends on the continued use of the Internet by business and consumers for e-business and communications.
Because our business is based on providing Internet, Mobile, and CEM services, the Internet and mobile networks must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet and mobile networks for conducting business could be hindered for a number of reasons, including, but not limited to:
•	security concerns including the potential for fraud or theft of stored data and information communicated over the Internet and mobile networks;

•	inconsistent quality of service, including outages of popular Web sites and mobile networks;

•	delay in the development or adoption of new standards;

•	inability to integrate business applications with the Internet; and

•	the need to operate with multiple and frequently incompatible products.
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
Our measurement computers that we use to provide many of our services are located at facilities that are not owned by our customers or us. Instead, these devices are installed at locations near various Internet access points worldwide. Although we operate these computers remotely from our San Mateo and Nuremberg operations centers, we do not own or operate the facilities, and we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or are acquired. In addition, if our measurement computers cease to function properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers should performance problems arise.
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
We believe we must expand the sales of our services outside the United States. Although we completed our acquisition of SIGOS Systemsintegration GmbH in April 2006, to date, we have relatively little experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 28% and 9% of our total revenue for the six months ended March 31, 2007 and 2006, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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
The Sarbanes-Oxley Act of 2002, mandated, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, thorough reviews and attestations of our internal controls and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq Stock Market, on which our common stock is listed, has also adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. As a result, we have experienced and expect to continue to experience increased costs of compliance which could harm our results of operations and divert management’s attention from business operations.
We also expect these developments to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties as a result of these developments. As a result, we may have difficultly attracting and retaining qualified board members and executive officers, which would adversely affect our results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	We held our Annual Meeting of Stockholders on March 22, 2007. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities and Exchange Act.

(b)	The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of directors were as indicated:
(1)	Holders of our common stock voted to elect six directors, each to service until his or her successor has been elected and qualified or until his or her earlier resignation or removal as follows:

	For	Against	Withheld	Non-Vote
Umang Gupta	16,495,632	—	328,148	—

David Cowan	16,558,300	—	265,472	—

Deborah Rieman	16,556,100	—	267,672	—

Mohan Gyani	16,782,382	—	41,390	—

Raymond L. Ocampo Jr.	16,696,432	—	127,340	—

Jennifer Bolt	16,536,953	—	286,819	—

Charles M. Boesenberg	16,774,150	—	49,622	—
(2)	Holders of our common stock voted to ratify the appointment of Deloitte & Touche LLP as our auditors for the fiscal year ending September 30, 2007.

For	Against	Withheld	Non-Vote
16,811,580	6,217	5,976	—
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Filed
Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 10th day of May 2007.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANDREW HAMER Andrew Hamer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Filed
Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.