Form 10-Q
period 2007-06-30
KEYNOTE SYSTEMS INC
filed 2007-08-09
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 7, 2007

Common Stock, $.001 par value	18,019,530

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$38,711	$45,662
Short-term investments	64,378	45,089

Total cash, cash equivalents, and short-term investments	103,089	90,751

Accounts receivable, less allowance for doubtful accounts and billing adjustment of $483 and $473 as of June 30, 2007 and September 30, 2006, respectively	6,177	7,122
Prepaids, deferred costs and other current assets	2,912	2,655
Inventories	1,285	876
Deferred tax assets, net	1,469	1,389

Total current assets	114,932	102,793

Long-term deferred costs	849	—
Property and equipment, net	35,227	34,464
Goodwill	61,031	48,676
Identifiable intangible assets, net	8,339	10,105
Deferred tax assets	2,940	3,114

Total assets	$223,318	$199,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397	$1,558
Accrued expenses	9,932	10,748
Current portion of capital lease obligation	25	31
Deferred revenue, net	21,886	9,691

Total current liabilities	32,240	22,028

Long-term portion of capital lease obligation	34	50
Long-term deferred revenue, net	2,262	958
Long-term deferred tax liability	2,904	2,727

Total liabilities	37,440	25,763

Commitments and contingencies — see Note 11
Stockholders’ equity:
Common stock	18	19
Treasury stock	—	(21,150)
Additional paid-in capital	320,593	330,398
Accumulated deficit	(138,817)	(137,578)
Accumulated other comprehensive income	4,084	1,700

Total stockholders’ equity	185,878	173,389

Total liabilities and stockholders’ equity	$223,318	$199,152

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Subscription services	$14,324	$11,448	$40,973	$31,215
Professional services	3,063	2,419	8,943	9,107

Total revenue	17,387	13,867	49,916	40,322

Costs and expenses:
Costs of subscription services	3,631	2,442	9,612	5,453
Costs of professional services	1,947	2,314	6,277	6,969
Research and development	2,950	2,673	8,699	6,753
Sales and marketing	5,243	4,653	14,909	12,042
Operations	1,853	1,867	5,643	5,361
General and administrative	2,490	2,443	7,247	6,354
Excess occupancy (income) cost	(33)	38	(81)	(12)
Amortization of identifiable intangible assets	713	798	2,232	1,613
In-process research and development	—	840	—	840

Total costs and expenses	18,794	18,068	54,538	45,373

Loss from operations	(1,407)	(4,201)	(4,622)	(5,051)
Interest income and other, net	1,168	1,187	3,438	3,575

Loss before (provision) benefit for income taxes	(239)	(3,014)	(1,184)	(1,476)

(Provision) benefit for income taxes	(1,294)	1,026	(55)	(79)

Net loss	$(1,533)	$(1,988)	$(1,239)	$(1,555)

Net loss per share:
Basic and diluted	$(0.09)	$(0.11)	$(0.07)	$(0.08)

Shares used in computing basic and diluted net loss per share:

Basic and diluted	17,662	18,384	17,353	18,670
See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,239)	$(1,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, equipment and software	3,311	2,888
Stock-based compensation	3,051	2,629
Charges to bad debt and billing adjustment reserves	196	(246)
(Accretion)/amortization of S/T investment (discount)/premium	(983)	335
Amortization of identifiable intangible assets	2,232	1,613
In-process research and development	—	840
Deferred tax provision (benefit)	175	(774)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable, net	826	1,681
Inventories	(349)	(85)
Prepaids, deferred costs and other assets	(1,049)	450
Accounts payable and accrued expenses	(1,718)	(243)
Deferred revenue	12,957	1,851

Net cash provided by operating activities	17,410	9,384

Cash flows from investing activities:
Purchases of property, equipment and software	(4,160)	(2,184)
Purchase of businesses and assets, net	(307)	(31,474)
Earnout payment for acquisition of business	(10,587)	—
Sale of short-term investments	39,226	94,589
Purchases of short-term investments	(57,323)	(57,481)
Issuance of note receivable to an unaffiliated third party	—	(300)

Net cash provided by (used in) investing activities	(33,151)	3,150

Cash flows from financing activities:
Payment of capital leases	(27)	(34)
Proceeds from issuance of common stock and exercise of stock options	8,497	3,190
Repurchase of outstanding common stock	—	(16,158)

Net cash provided by (used in) financing activities	8,470	(13,002)

Effect of exchange rate changes on cash and cash equivalents	320	78

Net change in cash and cash equivalents	(6,951)	(390)
Cash and cash equivalents at beginning of the period	45,662	46,934

Cash and cash equivalents at end of the period	$38,711	$46,544

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$518	$148

Noncash Operating and Investing Activities:
Acquisition of property, equipment and software on account	$13	$—

Retirement of treasury stock	$21,150	$12,619

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Basis of Presentation
The accompanying interim unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows reflect all normal recurring adjustments that are, in the opinion of Management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the results of operations and cash flows for the interim periods ended June 30, 2007 and 2006.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to the allowance for doubtful accounts, the billing allowance, income taxes and assumptions used to calculate stock-based compensation. Actual results could differ from those estimates, and such differences may be material to the financial statements.
Stock Based Compensation
(a) Summary of Plans
As of June 30, 2007, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of June 30, 2007, options to purchase approximately 6.0 million shares were outstanding under the Incentive Plan, and approximately 1.4 million shares were available for future issuance under the Incentive Plan.
As of June 30, 2007, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of June 30, 2007, approximately 768,000 shares had been issued under the Purchase Plan, and approximately 655,000 shares had been reserved for future issuance.
(b) Summary of Assumptions and Activity
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchases under the equity incentive plans are as follows:

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months		Nine Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
Stock Options Under Equity Incentive Plan:

Volatility	29.7%	30.0%	29.3%	31.2%
Risk-free interest rates	4.7%	4.9%	4.7%	4.6%
Expected life (in years)	3.83	3.67	3.85	3.44
Dividend yield	—	—	—	—
Employee Stock Purchase Plan:
Volatility	25.0%	30.0%	26.0%	29.0%
Risk-free interest rates	5.1%	3.7%	5.1%	3.7%
Expected life (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
     A summary of option activity through June 30, 2007 is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at September 30, 2006	6,754	$13.24	7.1	$6,146
Granted	140	10.65
Exercised	(86)	8.70
Forfeited, canceled or expired	(155)	12.03

Outstanding at December 31, 2006	6,653	$13.27	7.0	$6,167
Granted	292	12.25
Exercised	(211)	9.93
Forfeited, canceled or expired	(108)	11.74

Outstanding at March 31, 2007	6,626	$13.36	6.9	$18,824

Granted	104	14.05
Exercised	(519)	9.59
Forfeited, canceled or expired	(162)	11.41

Outstanding at June 30, 2007	6,049	$13.75	6.7	$33,288
Exercisable at June 30, 2007	3,736	$15.09	5.5	$22,152
The weighted average grant-date fair value of options granted during the three and nine months ended June 30, 2007 was $4.24 and $3.66 per share, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended June 30, 2007 was approximately $3.0 million and $3.8 million, respectively.
As of June 30, 2007, there was approximately $7.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.5 years).
Excess Occupancy (Income) Costs
Excess occupancy costs are fixed expenses associated with the unoccupied portion of the Company’s headquarters building such as property taxes, insurance and depreciation. These particular costs are based on the actual square footage not occupied by Keynote, which was determined to be approximately 60% of the total rentable square footage of the headquarters building during the three and nine months ended June 30, 2007 and 2006, respectively. These fixed costs are reduced by the rental income from the leasing of the Company’s headquarters building. Rental income was approximately $296,000 and $240,000 for the three months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007 and 2006, rental income was approximately $857,000 and $729,000, respectively. Rental income was greater than the excess occupancy costs, thus generating excess occupancy income for the three and nine months ended June 30, 2007 and nine months ended June 30, 2006. As of June 30, 2007, the Company had leased space with twelve tenants of which eleven had noncancelable operating leases, which expire on various dates through 2014. As of June 30, 2007, future minimum rents receivable under the leases, are as follows (in thousands):

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Twelve Months Ended June 30:
2008	$1,961
2009	1,827
2010	1,313
2011	1,048
2012	1,001
Thereafter	218

Total future minimum rents receivable	$7,368

(2) Revenue Recognition
Revenue consists of subscription services revenue and professional services revenue and is recognized when all of the following criteria have been met:
•	Evidence of an arrangement. The Company considers a customer signed quote, contract, or equivalent document to be evidence of an arrangement.

•	Delivery. For subscription services not related to Keynote Systemintegration GmbH (“SIGOS”) delivery is considered to occur when the customer has been provided with access to the subscription services. The Company’s subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. For Keynote SIGOS services, delivery occurs when services are either delivered or accepted, if acceptance language exists.

•	Fixed or determinable fee. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.
The Company does not generally grant refunds. All discounts granted reduce revenue in the period which the discount was granted. Revenue is not recognized for free trial periods.
Subscription Services Revenue: Subscription services revenue consists of (i) fees from sales of subscriptions and (ii) sales of mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”).
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
For non-Keynote SIGOS related services, the Company also enters into multiple element arrangements where sufficient objective evidence of fair value does not exist for the allocation of revenue. Therefore, the Company recognized the entire arrangement fee into revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As a result of the Company’s acquisition of SIGOS on April 3, 2006, the Company frequently enters into multiple element arrangements with mobile customers, for the sale of its automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the Emerging Issues Task Force Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. This determination is based on the hardware component of the Company’s multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.
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
Professional Services Revenue: Professional services revenue consists of fees generated by the Company’s professional services, and consists of WebEffective, WebExcellence, LoadPro and Testing services that are purchased as part of a professional service project, and are recognized as the services are performed, typically over a period of one to three months. For professional service projects that span one month or less, the Company recognizes revenue once the projects are completed. For professional service projects that contain substantive milestones, the Company recognizes revenue once milestones have been delivered. Payment occurs either up front or over time.
The Company also enters into multiple element arrangements, which include both subscription and professional service revenue, other than those Keynote SIGOS related arrangements involving hardware and software implementation/integration. For these arrangements, the Company recognizes revenue in accordance with EITF 00-21, and allocates and defers revenue for the undelivered items based on objective evidence of fair value of the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. The Company determines fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to third parties. When sufficient objective evidence of fair value does not exist for undelivered items, the entire arrangement fee is recognized ratably over the remaining applicable performance period once the last element has been delivered.
Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the Condensed Consolidated Balance Sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and primarily consists of Keynote SIGOS revenue.
Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent Deferred Costs in the Condensed Consolidated Balance Sheet. Contract lives generally range from one to three years. These deferred costs are amortized to cost of subscription services over the life of the customer contract. Amortization of these deferred costs commences when revenue recognition commences which is typically when evidence of delivery or acceptance occurs.
(3) Comprehensive Income (Loss) and Foreign Currency Translation
Comprehensive income (loss) includes net loss, unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, United Kingdom, and Canada.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(1,533)	$(1,988)	$(1,239)	$(1,555)
Net unrealized gain (loss) on available-for-sale investments	7	(13)	120	136
Foreign currency translation gain	586	1,837	2,264	1,857

Comprehensive income (loss)	$(940)	$(164)	$1,145	$438

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
(5) Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less to be cash equivalents. The Company classifies all of its short-term investments as available-for-sale. These investments currently mature in one year or less, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the three and nine months ended June 30, 2007.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the Company’s cash and cash equivalents as of June 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$17,619	$—	$—	$17,619

Commercial paper	20,962	—	—	20,962
Money market mutual funds	130	—	—	130

Total	$38,711	$—	$—	$38,711

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of June 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
FNMA and FHLMC securities	$2,037	$—	$(4)	$2,033

Other US federal and state government agencies	11,163		(9)	11,154
Corporate bonds and commercial paper	51,219	3	(31)	51,191

Total	$64,419	$3	$(44)	$64,378

The following table summarizes the maturities of fixed maturity short-term investments available for sale as of June 30, 2007 (in thousands). Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Twelve months ending June 30, 2008	$64,419	$64,378

(6) Inventories
Inventories related to Keynote SIGOS SITE services were approximately $1.3 million and $876,000 as of June 30, 2007 and September 30, 2006, respectively. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of subscription services at the point Management deems that the market value has declined lower than the carrying value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of subscription services. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.
(7) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the nine months ended June 30, 2007 (in thousands):

Balance at September 30, 2006	$48,676
Additional goodwill for payment of the SIGOS earnout (see Note 9)	10,561
Adjustment to goodwill for SIGOS (see Note 9)	(132)
Additional goodwill for Vividence (see Note 9)	26
Translation adjustments and other	1,900

Balance at June 30, 2007	$61,031

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Identifiable intangible assets amounted to approximately $8.3 million (net of accumulated amortization of approximately $18.8 million) at June 30, 2007, and approximately $10.1 million (net of accumulated amortization of approximately $16.6 million) at September 30, 2006. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Customer		Non-Compete
	Based	Based	Trademark	Covenant	Backlog	Total
As of June 30, 2007:
Gross carrying value	$15,913	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(11,816)	(6,443)	(453)	(20)	(61)	(18,793)
Translation adjustments	101	252	91	12	10	466

Net carrying value at June 30, 2007	$4,198	$3,194	$676	$68	$203	$8,339

As of September 30, 2006:
Gross carrying value	$15,913	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(10,571)	(5,636)	(323)	(7)	(24)	(16,561)

Net carrying value at September 30, 2006	$5,342	$3,749	$715	$69	$230	$10,105

Amortization expense for identifiable intangible assets for the three months ended June 30, 2007 and 2006 was $713,000 and $798,000, respectively. Amortization expense for identifiable intangible assets for the nine months ended June 30, 2007 and 2006 was $2.2 million and $1.6 million, respectively. Assuming no additional acquisitions or impairment charges, the amortization expense for existing identifiable intangible assets as of June 30, 2007 is estimated to be approximately $715,000 for the remainder of fiscal 2007, $2.7 million for fiscal 2008, $1.7 million for fiscal 2009, $1.3 million in fiscal 2010, $1.3 million in fiscal 2011, and approximately $580,000 in fiscal 2012.
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
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(1,533)	$(1,988)	$(1,239)	$(1,555)

Denominator:
Denominator for basic net loss per share—weighted average shares	17,662	18,384	17,353	18,670
Incremental common shares attributable to shares issuable under stock option plans	—	—	—	—

Denominator for diluted net loss per share—weighted average shares	17,662	18,384	17,353	18,670

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.07)	$(0.08)
Potential shares of common stock that have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive were 811,000 and 6.6 million shares subject to outstanding stock options for the three months ended June 30, 2007 and 2006, respectively. Potential shares of common stock that have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive were 3.4 million and 6.6 million shares subject to outstanding stock options for the nine months ended June 30, 2007 and 2006, respectively. The weighted-average exercise price of excluded outstanding stock options was $36.10 and $20.65 for the three months ended June 30, 2007 and 2006, respectively. The weighted-average exercise price of excluded outstanding stock options was $17.35 and $13.40 for the nine months ended June 30, 2007 and 2006, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(9) Acquisitions
On April 3, 2006, the Company acquired all the outstanding shares of SIGOS, a mobile data network testing and monitoring solutions provider, for approximately €25 million, or approximately $30.1 million at then current exchange rates, and incurred approximately $1.2 million of direct transaction costs.
Of the cash paid at closing, approximately $6 million (€5 million) was withheld in an escrow account for specified indemnity obligations. In accordance with the purchase agreement, the Company released approximately $5.6 million (€4.1 million) from escrow to the former shareholders of SIGOS in April 2007. In addition, the Company paid an additional €8 million, or approximately $10.6 million at then current exchange rates, in the second quarter of fiscal 2007. This additional purchase consideration increased goodwill and was based on revenue and profitability milestones achieved in calendar 2006. During the three months ended June 30, 2007, the Company recorded an adjustment to decrease goodwill for SIGOS in the amount of $132,000. The adjustment related to the unpaid portion of the estimated $1.2 million of direct transaction costs which Management deemed as unnecessary since the estimated transaction costs exceeded the actual costs incurred and paid.
In December 2006, pursuant to an escrow agreement, the Company paid approximately $250,000 of the purchase price, which had been held back on its acquisition of the GomezPro business of Watchfire Corporation that occurred in November 2005.
In March 2007, the Company and the shareholders’ representative of Vividence Corporation (“Vividence”) agreed upon the final escrow settlement amount to be received from the former shareholders of Vividence. The Company received the final settlement amount of $210,000 in May 2007 which was recorded as a reduction to “other assets” offsetting the associated receivable from Vividence.
(10) Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2007 and 2006 was 541.4% and (34.0%), respectively. The Company’s effective tax rate for the nine months ended June 30, 2007 and 2006 was 4.6% and 5.4%, respectively. The high tax rate for the three months ended June 30, 2007 was due primarily to a change in the estimated annual tax rate for the fiscal year ending September 30, 2007. The change in estimate of the annual effective tax rate was primarily due to a revision of the forecasted income for the fiscal year. The Company calculates its income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by the Financial Accounting Standards Board (“FASB”) Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. For the three months ended June 30, 2007, the Company recorded a discrete benefit of $153,000 related to the reversal of certain tax reserves for one of its European entities and a benefit of $129,000 related to the disqualified disposition of incentive stock options. The Company recorded a total of $307,000 in discrete benefits for the nine months ended June 30, 2007.
The tax provision for the first nine months of fiscal 2007 differs from U.S. statutory rate primarily due to permanent differences related mostly to book compensation expense related to the granting of Incentive Stock Options. The effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carry-forwards, the impact of SFAS No. 123R and the effectiveness of tax planning strategies. SFAS No. 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and ESPP shares, which have no associated current tax benefit to the Company. In a future period it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from Management’s estimates, future income tax expense could be materially affected.
At June 30, 2007, the projected sources of taxable income were considered to be sufficient to recognize a portion of the deferred tax assets. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be increased or reduced further, which would increase or reduce the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. In the event that Management determines that the valuation allowance should be increased or reduced, the tax effect would be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(11) Commitments and Contingencies
(A) Leases
The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through August 2015. As of June 30, 2007, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Twelve months ended June 30:
2008	$849	$25
2009	761	17
2010	658	16
2011	513	6
2012	365	—
Thereafter	909	—

Total minimum lease payments	$4,055	64

Less amounts representing interest		(5)

Present value of minimum lease payments		59

Less current portion of capital lease obligation		(25)

Long-term portion of capital lease obligation		$34

Rent expense for the three months ended June 30, 2007 and 2006 was approximately $253,000 and $219,000, respectively. Rent expense for the nine months ended June 30, 2007 and 2006 was approximately $688,000 and $535,000, respectively.
(B) Commitments
The Company has contingent commitments, which range in length from one to 23 months, to 114 bandwidth and collocation providers amounting to $824,000 in the aggregate for 102 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.
(C) Legal Proceedings
Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of the Company’s initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by the Company. Although, the settlement was preliminarily approved, while the parties’ awaited final court approval of the settlement, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals further denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties, and scheduled briefing on plaintiffs’ motion to certify a different class. If a satisfactory settlement is not renegotiated in light of the new class definition, the Company intends to defend itself vigorously. No amount is accrued as of June 30, 2007.
The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, Management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
(D) Warranties
The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company would be obliged to correct or replace the product to conform to the warranty provision. As of June 30, 2007, the Company recorded no warranty liability because such liability is generally covered under the manufacturer’s warranty.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its Management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2007 and September 30, 2006 in the Condensed Consolidated Balance Sheets.
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
The Company retired approximately 974,000 shares of treasury stock in fiscal 2006 and retired approximately 2.0 million shares of treasury stock during the nine months ended June 30, 2007. The Company did not retire any treasury shares during the three months ended June 30, 2007.
No repurchases occurred during the three months ended June 30, 2007. As of June 30, 2007, approximately 14.3 million shares had been repurchased for an aggregate price of approximately $135.3 million. As of June 30, 2007, the Company was authorized to repurchase up to an additional $57.8 million of its common stock pursuant to the stock repurchase program.
(13) Geographic, Customer and Segment Information
The Company operates as a single operating segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications. While the Company operates as one operating segment, Management reviews revenue under three categories – Internet, Mobile and Customer Experience Management services in addition to subscription services and professional services revenue. Management continues to allocate resources based on the one operating segment.
Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
United States	$12,136	$11,681	$35,588	$35,669
Europe*	4,113	1,829	10,673	4,040
Other*	1,138	357	3,655	613

	$17,387	$13,867	$49,916	$40,322

*	No individual country represents more than 10% of total revenue.

	June 30,	September 30,
	2007	2006

Long Lived Assets:
United States	$34,506	$33,775
Germany	696	667
Other	25	22

	$35,227	$34,464

Revenues are attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
geographic location in which they are located. The Company includes in long-lived assets all tangible assets.
For the three and nine months ended June 30, 2007, no individual customer accounted for more than 10% of total revenue. For the three and nine months ended June 30, 2006, one customer accounted for approximately 14% and 12% of total revenue, respectively. As of June 30, 2007 no individual customer accounted for more than 10% of total accounts receivable. As of September 30, 2006, one customer accounted for 18% of total accounts receivable. For the three months ended June 30, 2007 and 2006, the ten largest customers accounted for 35% and 35% of total revenue, respectively. For the nine months ended June 30, 2007 and 2006, the ten largest customers accounted for 33% and 33% of total revenue, respectively.
The following table identifies which services are categorized as Internet, Mobile and Customer Experience Management services and where they are recorded in the Company’s Condensed Consolidated Statements of Operations (listed in alphabetical order):

	Subscription	Professional
	Services	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X

Mobile Test and Measurement:
Mobile Application Perspective	X
Mobile Device Perspective	X
SIGOS SITE	X
SIGOS Global Roamer	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X
The following table summarizes Internet, Mobile, and Customer Experience Management solutions revenue (in thousands):

	2007	2006
For the three months ended June 30:
Internet	$10,849	$9,623
Mobile	4,601	1,949
Customer experience management	1,937	2,295

Total Revenue	$17,387	$13,867

For the nine months ended June 30:
Internet	$31,603	$29,313
Mobile	12,120	2,976
Customer experience management	6,193	8,033

Total Revenue	$49,916	$40,322

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for its fiscal year 2007 annual financial statements. Management is currently assessing the potential impact that adoption of SAB No. 108 will have on its financial statements. The Company currently anticipates that the aggregate amount of the uncorrected differences will be approximately $2.0 million, however, this amount could be more or less than $2.0 million pending final analysis by Management of the impact of adopting SAB No. 108.
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
Overview
We offer technology-based solutions that enable corporate enterprises to improve their online business performance and communications technologies. We categorize our solutions in three broad categories: Internet test and measurement (“Internet”), customer experience management (“CEM”), and mobile test and measurement (“Mobile”). Our Internet category includes all of our geographically distributed “on demand” Web site and application monitoring and measurement services, voice over IP and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective platform whether sold on a technology license basis, or as part of a competitive intelligence study or custom consulting engagement and the WebExcellence scorecard services sold on a subscription basis or as part of a custom consulting engagement. The Mobile category consists of our on-demand Mobile monitoring and testing services as well as our Keynote SIGOS SITE systems sales where we have continued to see increased revenue growth. All of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.
We offer our Internet services primarily on a subscription basis and our CEM services primarily on an engagement basis. In some cases, we offer Internet professional services on an incident and per engagement basis. We also offer the self-service use of our CEM technology for a fixed period of time on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of URLs, transactions or devices monitored, the number of measurement locations or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted. Our Mobile solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period over twelve months, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The Keynote SIGOS SITE system is usually offered with hardware, software, ongoing maintenance and support services for a fixed contract period where the total fees are amortized over the length of the contract and are therefore included in the subscription category. The SIGOS Global Roamer service is offered via a subscription fee model typically on a three to twelve month basis.
Our net loss decreased by $455,000, from a net loss of approximately $2.0 million for the quarter ended June 30, 2006 to a net loss of $1.5 million for the quarter ended June 30, 2007. Total revenue increased approximately $3.5 million or 25%, from approximately $13.9 million for the quarter ended June 30, 2006 to approximately $17.4 million for the quarter ended June 30, 2007. The increase in revenue was primarily due to approximately $2.7 million in Mobile revenue from Keynote SIGOS services and to a lesser extent, an increase of approximately $1.2 million in our Internet revenue, offset by decreased contribution from our CEM revenue of $358,000. Total costs and expenses increased by $726,000 million from approximately $18.1 million for the quarter ended June 30, 2006 to approximately $18.8 million for the quarter ended June 30, 2007. The increase in total costs and expenses was mainly attributable to higher costs of subscription services related to growth in our Keynote SIGOS business and the cost of building out our new public infrastructure for mobile test and measurement services. Total costs and expenses were further increased by higher sales and marketing expenses related to added sales personnel driving higher compensation and travel related expenses.

Our net loss decreased by $316,000, from a net loss of approximately $1.6 million for the nine months ended June 30, 2006 to a net loss of approximately $1.2 million for the nine months ended June 30, 2007. Total revenue increased approximately $9.6 million or 24%, from approximately $40.3 million for the nine months ended June 30, 2006 to approximately $49.9 million for the nine months ended June 30, 2007. The increase in revenue was due primarily to approximately $9.1 million in Mobile revenue mainly attributable from our Keynote SIGOS services and to a lesser extent, an increase of approximately $2.3 million in our Internet revenue, offset by decreased contribution from our CEM revenue of approximately $1.8 million. Total costs and expenses increased by $9.2 million from approximately $45.4 million for the nine months ended June 30, 2006 to approximately $54.5 million for the nine months ended June 30, 2007. The increase in total costs and expenses was mainly attributable to costs associated with the Keynote SIGOS acquisition which closed on April 3, 2006. Further increases resulted from costs of subscription services related to increased depreciation, equipment charges, and connection fees, and increased sales and marketing expenses associated with additional sales personnel causing an increase in personnel and associated compensation and travel related expenses.
At June 30, 2007 and 2006, we measured for revenue over 11,100 and 9,600 Internet pages, respectively. For the three and nine months ended June 30, 2007, our 10 largest customers accounted for approximately 35% and 33% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
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
Subscription Services Revenue: Subscription services revenue consists of (1) fees from sales of subscriptions to our Perspective family of services, various enterprise-premises based solutions such as Private Agents and Adapters, Global Roamer, Performance Scoreboard, Red Alert and NetMechanic, and 2) sales of mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS SITE.
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
For non- Keynote SIGOS related services, we also enter into multiple element arrangements where sufficient objective evidence of fair value also does not exist for the allocation of revenue. Therefore, we recognize the entire arrangement fee into revenue either ratably over the service period, generally over twelve month periods or based upon actual monthly usage.
As a result of the acquisition of Keynote SIGOS, we frequently enter into multiple element arrangements with mobile customers, for the sale of our automated test equipment, including hardware, software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of SOP No. 97-2, and EITF 03-5. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.
None of the Keynote SIGOS services provided by us are considered to be essential to the functionality of the other elements. This assessment is due to the implementation services being performed during a relatively short period (generally within three months) compared to the length of the arrangement which typically range from 12 to 36 months. Additionally, the implementation and integration services are general in nature and we have a history of successfully gaining customer acceptance. We cannot allocate the arrangement consideration to the multiple elements based on the vender specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the allocation of revenue. Therefore, we recognize the entire arrangement fee into revenue ratably over the service period, historically ranging from 12 to 36 months, once the implementation and integration services are complete, usually within two to three months following the delivery of the hardware and software. The ratable recognition of revenue begins when evidence of customer delivery or acceptance, if such acceptance language exists, of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
We do not generally grant refunds. All discounts granted reduce revenue in the period which the discount is granted. Revenue is not recognized for free trial periods.
Professional Services Revenue: Professional services revenue consists of fees generated by our professional services, and consists of WebEffective, WebExcellence, LoadPro and Testing services that are purchased as part of a professional service project, and are recognized as the services are performed, typically over a period of one to three months. For professional service projects that span one month or less, we recognize revenue once the projects are completed. For professional service projects that contain milestones, we recognize revenue once the services or milestones have been delivered. Payment occurs either up front or over time.

We also enter into multiple element arrangements, which include both subscription and professional service revenue, other than those Keynote SIGOS related arrangements involving hardware and software implementation/integration. For these arrangements, we recognize revenue in accordance with EITF 00-21, and allocate and defer revenue for the undelivered items based on objective evidence of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. We would determine fair value of the undelivered elements based on historical evidence of stand-alone sales of these elements to third parties. When sufficient objective evidence of fair value does not exist for undelivered items, the entire arrangement fee is recognized ratably over the remaining subscription period once the professional services have been delivered.
Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the Condensed Consolidated Balance Sheet until the revenue is earned. For informational purposes, we have provided a reconciliation of the total net deferred revenue (both short-term and long-term), as reported on the Condensed Consolidated Balance Sheets as of June 30, 2007 and September 30, 2006 to total gross deferred revenue (in thousands):

	Domestic	International	Total
Net deferred revenue	$9,609	$14,540	$24,149
Add: unpaid deferred revenue	799	2,933	3,732

Gross deferred revenue at June 30, 2007	$10,408	$17,473	$27,881

Net deferred revenue	$5,936	$4,713	$10,649
Add: unpaid deferred revenue	804	1,453	2,257

Gross deferred revenue at September 30, 2006	$6,740	$6,166	$12,906

The unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within 12 months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after 12 months of the balance sheet date and this primarily consists of Keynote SIGOS revenue.
Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent deferred costs on the Condensed Consolidated Balance Sheet. Contract lives generally range from one to three years. These deferred costs are amortized to cost of subscription services over the life of the customer contract. Amortization of these deferred costs commences when revenue recognition commences which is typically when evidence of delivery or acceptance occurs.
Allowance for Doubtful Accounts and Billing Allowance
Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance of approximately $483,000, or 8% of total accounts receivable, and approximately $473,000, or 6% of total accounts receivable, as of June 30, 2007 and September 30, 2006, respectively.
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

Inventories and Inventory Valuation
Inventories related to Keynote SIGOS SITE services were approximately $1.3 million as of June 30, 2007 and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to cost of subscription services.
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
Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence and which are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the quarter ended June 30, 2007, we did not experience any write-down of inventory.
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
We performed an annual impairment review during the fourth quarter in fiscal 2004, 2005, and 2006. We did not record an impairment charge based on our reviews. The goodwill recorded on the Condensed Consolidated Balance Sheet as of June 30, 2007 was approximately $61.0 million as compared to approximately $48.7 million as of September 30, 2006. The increase to goodwill of approximately $12.4 million for the first nine months of fiscal 2007 was primarily related to the earn-out payment to the former shareholders of SIGOS as a result of their achievement of certain profitability and revenue goals in calendar 2006 and, to a lesser extent, to foreign currency exchange fluctuations. See Note 9 to the Notes to Condensed Consolidated Financial Statements for more detail.

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
Stock-Based Compensation
We issue stock options to our employees and outside directors and provide our employees the right to purchase common stock under employee stock purchase plans. Since October 1, 2005, we account for stock-based compensation in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect future fair value estimates, and thus, the total calculated costs associated with the grant of stock options or issue of stock under employee stock purchase plans. See Note 1 in the Notes to Condensed Consolidated Financial Statements.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Subscription services	82.4%	82.6%	82.1%	77.4%
Professional services	17.6	17.4	17.9	22.6

Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Costs of subscription services	20.9	17.6	19.3	13.5
Costs of professional services	11.2	16.7	12.6	17.3
Research and development	17.0	19.3	17.4	16.7
Sales and marketing	30.2	33.6	29.9	29.9
Operations	10.7	13.5	11.3	13.3
General and administrative	14.3	17.6	14.5	15.8
Excess occupancy (income) costs	(0.2)	0.3	(0.2)	0.0
Amortization of identifiable intangible assets	4.1	5.8	4.5	4.0
In-process research and development	—	6.1	0.0	2.1

Total cost and expenses	108.2	130.5	109.3	112.6

Loss from operations	(8.2)	(30.5)	(9.3)	(12.6)
Interest income and other, net	6.7	8.6	6.9	8.9

Loss before provision for income taxes	(1.5)	(21.9)	(2.4)	(3.7)
(Provision) Benefit for income taxes	(7.4)	7.4	(0.1)	(0.2)

Net loss	(8.9)%	(14.5)%	(2.5)%	(3.9)%

Comparison of the Three and Nine Months Ended June 30, 2007 and 2006

Revenue

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
Subscription services	$14,324	$11,448	25%
Professional services	3,063	2,419	27%

Total revenue	$17,387	$13,867	25%

For the nine months ended June 30:
Subscription services	$40,973	$31,215	31%
Professional services	8,943	9,107	(2)%

Total revenue	$49,916	$40,322	24%

Subscription Services. Revenue from subscription services increased approximately $2.9 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase in subscription services revenue for the three months ended June 30, 2007, as listed in descending order of impact, was mainly attributable to incremental revenue generated from Keynote SIGOS, and increased sales of Application Perspective, Transaction Perspective, Streaming Perspective and VOIP Perspective services offset by a decrease in sales of Web Site Perspective, Consumer Perspective, and Enterprise Solutions subscription services.
Revenue from subscription services increased approximately $9.8 million for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. The increase in subscription services revenue for the nine months ended June 30, 2007, as listed in descending order of impact, was mainly attributable to incremental revenue generated from Keynote SIGOS, and increased sales of Application Perspective, Transaction Perspective, Voice Perspective, and Streaming Perspective services offset by a decrease in sales of Web Site Perspective, Consumer Perspective, and Enterprise Solutions subscription services.
Professional Services. Revenue from professional services increased by $644,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase in professional services revenue for the three months ended June 30, 2007 was primarily due to increased contributions from Enterprise Solutions and LoadPro engagements, offset by decreased professional services contribution from our CEM WebEffective engagements. Revenue from professional services decreased slightly by $164,000 for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. The decrease in professional services revenue for the nine months ended June 30, 2007, was primarily due to decreased contribution from our CEM WebEffective engagements, offset, by increased contributions in our LoadPro and Enterprise Solutions engagements.
In addition to analyzing revenue for subscription services and professional services, Management also internally analyzes revenue categorized as Internet, Mobile, and CEM. The following table identifies which services are categorized as Internet, Mobile and CEM revenue and where they are recorded in our Condensed Consolidated Statements of Operations listed in alphabetical order:

	Subscription	Professional
	Services	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro		X
NetMechanic	X
Professional Services		X
Red Alert	X
Streaming Perspective	X
Test Perspective	X	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X

Mobile Test and Measurement:
Mobile Application Perspective	X
Mobile Device Perspective	X
SIGOS Global Roamer	X
SIGOS SITE	X

Customer Experience Management:
WebEffective	X	X
WebExcellence	X	X

The following table summarizes Internet, Mobile and CEM revenue:

			%
	2007	2006	change
	(In thousands)
For the Three Months Ended June 30:
Internet Subscriptions	$9,129	$8,909	2%
Internet Engagements	1,720	714	141%

Total Internet Revenue	10,849	9,623	13%

Mobile Subscriptions	4,601	1,949	136%
Mobile Engagements	—	—	—%

Total Mobile Revenue	4,601	1,949	136%

CEM Subscriptions	593	590	1%
CEM Engagements	1,344	1,705	(21)%

Total CEM Revenue	1,937	2,295	(16)%

Total Revenue	$17,387	$13,867	25%

For the Nine Months Ended June 30:
Internet Subscriptions	$27,053	$26,567	2%
Internet Engagements	4,550	2,746	66%

Total Internet Revenue	31,603	29,313	8%

Mobile Subscriptions	12,120	2,976	307%
Mobile Engagements	—	—	—%

Total Mobile Revenue	12,120	2,976	307%

CEM Subscriptions	1,799	1,672	8%
CEM Engagements	4,394	6,361	(31)%

Total CEM Revenue	6,193	8,033	(23)%

Total Revenue	$49,916	$40,322	24%

Internet revenue increased by approximately $1.2 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Internet revenue represented 62% and 69% of total revenue for the three months ended June 30, 2007 and 2006, respectively. Internet revenue increased by approximately $2.3 million for the nine months ended June 30, 2007 compared to nine months ended June 30, 2006. Internet revenue represented 63% and 73% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. The increase in Internet revenue for the three and nine months ended June 30, 2007 in absolute dollars was mainly attributable to increased contributions from our Application Perspective, Enterprise Solutions engagements, and Transaction Perspective services, offset by a decrease in our Web Site Perspective, Consumer Perspective and Enterprise Solutions subscription services.
Mobile revenue increased by approximately $2.7 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Mobile revenue represented 26% and 14% of total revenue for the three months ended June 30, 2007 and 2006, respectively. Mobile revenue increased by approximately $9.1 million for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. Mobile revenue represented 24% and 7% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. The increase for the three and nine months ended June 30, 2007 was mainly attributable to the addition of Keynote SIGOS SITE, and to a lesser extent, revenue from our Global Roamer, each due to the acquisition of Keynote SIGOS on April 3, 2006 and to a much lesser extent, increased contribution from our Mobile Perspective services.
CEM revenue decreased by $358,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. CEM revenue represented 11% and 17% of total revenue for the three months ended June 30, 2007 and 2006, respectively. CEM revenue decreased by approximately $1.8 million for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. CEM revenue represented 12% and 20% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. The decrease in CEM revenue for the three and nine months ended June 30, 2007 was mainly attributable to a decrease in WebEffective engagements. CEM revenue seems to have stabilized around $2 million for each of the last three quarters of fiscal year 2007.
For the three and nine months ended June 30, 2007, no individual customer accounted for more than 10% of total revenue. For the three and nine months ended June 30, 2006, one customer accounted for more than 10% of total revenue. As of June 30, 2007, no individual customer accounted for more than 10% of our total accounts receivable. International sales were approximately 30% and 16% of our total revenue for the three months ended June 30, 2007 and 2006, respectively. International sales were approximately 29% and 12% of our total revenue for the nine months ended June 30, 2007 and 2006, respectively.

Costs and Expenses:
Costs of Subscription and Professional Services

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
Costs of subscription services	$3,631	$2,442	49%
Costs of professional services	$1,947	$2,314	(16)%

For the nine months ended June 30:
Costs of subscription services	$9,612	$5,453	76%
Costs of professional services	$6,277	$6,969	(10)%
Costs of Subscription Services. Costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure. Cost of subscription services also includes cost of materials, personnel and consulting costs, supplies, and merchandise related to the sale and support of our Keynote SIGOS SITE systems. Costs of subscription services increased approximately $1.2 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 and represented 25% and 21% of subscription services revenue for the three months ended June 30, 2007 and 2006, respectively. An increase in costs of subscription services for the three months ended June 30, 2007 was primarily due to 1) increased growth within our Keynote SIGOS business and personnel costs and 2)depreciation, equipment charges, and connection fees related to building out our new public infrastructure for mobile content test and measurement.
Costs of subscription services increased approximately $4.2 million for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006 and represented 23% and 17% of subscription services revenue for the nine months ended June 30, 2007 and 2006, respectively. An increase in cost of approximately $2.1 million for the nine months ended June 30, 2007 was due to the inclusion of cost of materials and personnel costs related to the Keynote SIGOS SITE systems as a result of the acquisition of Keynote SIGOS in April 2006. Additional increases for the nine months ended June 30, 2007, resulted from increased personnel costs, depreciation, equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers.
Costs of Professional Services. Costs of professional services consist primarily of salaries and related expenses for professional services personnel, external consulting costs to deliver our professional services, panel and reward costs associated with our WebEffective Intelligence Platform and WebExcellence scorecard services, all load-testing bandwidth costs and related network infrastructure costs. Costs of professional services decreased $367,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, and represented 64% and 96% of professional services revenue for the three months ended June 30, 2007 and 2006. The decrease was mainly due to the reduction in consulting personnel costs due to normal attrition and a minor reduction in workforce for our CEM business.
Costs of professional services decreased $692,000 for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006, and represented 70% and 77% of professional services revenue for the nine months ended June 30, 2007 and 2006, respectively. The decrease in costs of professional services for the nine months ended June 30, 2007 was primarily related to a reduction in panel and reward costs related to various engagements as well as lower personnel costs in CEM.
Research and Development

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
Research and development	$2,950	$2,673	10%

For the nine months ended June 30:
Research and development	$8,699	$6,753	29%
Research and development expenses consist primarily of salaries and related expenses for research and development personnel. Research and development expenses increased by $277,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Research and development expenses increased by approximately $1.9 million for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006. The increase in research and development costs for the three months ended June 30, 2007 was primarily due to higher consultant, temporary labor and personnel costs due to additional headcount. The increase in research and development costs for the nine months ended June 30, 2007 was primarily due to additional personnel from the acquisition of Keynote SIGOS. To date, all internal research and development expenses have been expensed as incurred. We do not anticipate that research and development expenses for the fourth quarter of fiscal 2007 will increase significantly in absolute dollars compared to the third quarter of fiscal 2007.
Sales and Marketing

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
Sales and marketing	$5,243	$4,653	13%

For the nine months ended June 30:
Sales and marketing	$14,909	$12,042	24%
Sales and marketing expenses consist primarily of salaries and related expenses, such as commissions and bonuses, earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $590,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase in sales and marketing costs for the three months ended June 30, 2007 was mainly attributable to increased personnel costs related to additional headcount in sales personnel.
Our sales and marketing expenses increased by approximately $2.9 million for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. The increase in sales and marketing costs for the nine months ended June 30, 2007 was mainly attributable to an increase in international growth and the additional headcount in both sales and marketing personnel. Additionally, the increase was attributable to the acquisition of Keynote SIGOS.
We anticipate that sales and marketing expenses for the fourth quarter of fiscal 2007 will increase in absolute dollars compared to the third quarter of fiscal 2007 due to additional headcount costs to reflect our continued investment in our sales and marketing operations.
Operations

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
Operations	$1,853	$1,867	(1)%

For the nine months ended June 30:
Operations	$5,643	$5,361	5%
Operations expenses consist primarily of salaries and related expenses for Management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services and to support our sales and marketing activities. Our operations expenses slightly decreased by $14,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Our operations expenses increased $282,000 for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. The increase in operations expenses for the nine months ended June 30, 2007 was primarily attributable to additional headcount and consulting costs to supplement our customer support team. We do not anticipate that operations expenses for the fourth quarter of fiscal 2007 will change significantly in absolute dollars compared to the third quarter of fiscal 2007.

General and Administrative

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
General and administrative	$2,490	$2,443	2%

For the nine months ended June 30:
General and administrative	$7,247	$6,354	14%
General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses slightly increased by $47,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The increase was primarily attributable to higher personnel costs related to additional headcount.
General and administrative expenses increased $893,000 for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. The increase for the nine months ended June 30, 2007 was mainly attributable to additional personnel costs related to the Keynote SIGOS acquisition in April 2006, offset by a decrease in expenses related to a reduction in audit related fees.
We anticipate that general and administrative expenses for the fourth quarter of fiscal 2007 will increase in absolute dollars compared to the third quarter of fiscal 2007 due to higher professional services fees.
Excess Occupancy (Income) Costs

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
Excess occupancy (income) costs	$(33)	$38	(187)%

For the nine months ended June 30:
Excess occupancy (income)	$(81)	$(12)	575%
Excess occupancy costs are fixed expenses associated with the unoccupied portion of our headquarters building such as property taxes, insurance and depreciation. These particular costs are reduced by the rental income from the leasing of our space in our headquarters building. For the three months ended June 30, 2007, we generated an income of $33,000 as compared to an expense of $38,000 for the three months ended June 30, 2006. The costs are based on the actual unoccupied square footage, which was approximately 60% of the total rentable square footage of the headquarters building for the three months ended June 30, 2007 and 2006. Excess occupancy income for the nine months ended June 30, 2007 increased $69,000 as compared to the nine months ended June 30, 2006. The increase in excess occupancy income was attributable to increases in tenant rent offset by increased insurance and depreciation expenses in fiscal 2007. We anticipate that excess occupancy income will increase in the fourth quarter of fiscal 2007 as compared to the third quarter of fiscal 2007 due to an increase in tenant rent.
Amortization of Identifiable Intangible Assets and In-process Research and Development

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
Amortization of identifiable intangible assets	$713	$798	(11)%
In-process research and development	—	840	(100)%

For the nine months ended June 30:
Amortization of identifiable intangible assets	$2,232	$1,613	38%
In-process research and development	—	840	(100)%
Amortization of identifiable intangible assets decreased by approximately $85,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Amortization of identifiable intangible assets increased by approximately $619,000 for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006. The decrease for the three months ended June 30, 2007 is attributable to certain intangibles becoming fully amortized, offset by increased amortization of identifiable intangible assets resulting primarily from our Keynote SIGOS acquisition. The increase in amortization for the nine months ended June 30, 2007 was primarily due to the acquisition of Keynote SIGOS in April 2006.

At June 30, 2007, we had a remaining balance of approximately $8.3 million of identifiable intangible assets that are being amortized over a two to five-year expected life. We expect the amortization of identifiable intangible assets to be approximately $715,000 for the remainder of fiscal 2007, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of June 30, 2007, as listed in the table below, will be fully amortized by March 2012 (in thousands):

	Technology	Customer
	Based	Based	Trademark	Covenant	Backlog	Total
Net carrying value at June 30, 2007	$4,198	$3,194	$676	$68	$203	$8,339
During the quarter ended June 30, 2006, we expensed $840,000 of in-process research and development in connection with the acquisition of Keynote SIGOS. There was no corresponding charge in the quarter ended June 30, 2007.
Interest Income and Interest and Other Expenses, net

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
Interest income, interest and other expenses, net	$1,168	$1,187	(2)%

For the nine months ended June 30:
Interest income, interest and other expenses, net	$3,438	$3,575	(4)%
Interest income and interest and other expenses, net decreased $19,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Interest income and interest and other expenses, net decreased $137,000 for the nine months ended June 30, 2007 as compared to thene months ended June 30, 2006. We expect that interest income, and interest and other expenses, net, for the fourth quarter of fiscal 2007 will be approximately $1.2 million, absent any additional cash transactions, changes in planned uses of cash and assuming no material changes in interest rates.
(Provision)Benefit for Income Taxes

	2007	2006	% Change
	(In thousands)
For the three months ended June 30:
(Provision) benefit for income taxes	$(1,294)	$1,026	(226)%

For the nine months ended June 30:
(Provision) for income taxes	$(55)	$(79)	(30)%
Our effective tax rate for the three months ended June 30, 2007 and 2006 was approximately 541.4% and (34%), respectively. Our effective tax rate for the nine months ended June 30, 2007 and 2006 was approximately 4.6% and 5.4%, respectively. For the three months ended June 30, 2007, the Company recorded a discrete benefit of $153,000 related to the reversal of certain tax reserves for one of our European entities and a benefit of $129,000 related to the disqualified disposition of incentive stock options. The Company recorded a total of $307,000 in discrete benefits for the nine months ended June 30, 2007. The income tax provisions were calculated based on the estimated annual effective tax rate for our Company.
Stock-based Compensation Expense
On October 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchase plan purchases based on estimated fair values. The following table summarizes stock-based compensation related to employee stock options and employee stock purchase plan purchases under SFAS 123R which was allocated as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Costs of subscription services	$64	$42	$145	$42
Costs of professional services	99	119	363	401
Research and development	265	226	684	627
Sales and marketing	356	266	952	767
Operations	148	151	438	484
General and administrative	195	121	469	308

Stock-based compensation expense included in operating expenses related to stock options and employee stock purchase	$1,127	$925	$3,051	$2,629

Liquidity and Capital Resources

	June 30,	September 30,
	2007	2006
	(In thousands)
Cash, cash equivalents and short-term investments	$103,089	$90,751
Accounts receivable, net	$6,177	$7,122
Working capital	$82,692	$80,765
Days sales in accounts receivable (DSO) (a)	32	43

(a)	DSO is calculated as: (ending net accounts receivable / revenue for the three months period) multiplied by number of days in the period

The DSO’s presented in the table above reflect the three months ended June 30, 2007 and September 30, 2006.

	2007	2006
	(In thousands)
For the nine months ended June 30,
Cash provided by operating activities	$17,410	$9,384
Cash (used in) provided by investing activities	$(33,151)	$3,150
Cash provided by (used in) financing activities	$8,470	$(13,002)
Cash, cash equivalents and short-term investments
As of June 30, 2007, we had approximately $38.7 million in cash and cash equivalents and approximately $64.4 million in short-term investments, for a total of approximately $103.1 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better.
Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments. For the nine months ended June 30, 2007, net cash provided by operating activities was approximately $17.4 million. Net cash provided was mainly due to net loss of approximately $1.2 million, adjusted for approximately $8.0 million of non-cash adjustments to reconcile net loss to net cash provided by operating activities and a $10.7 million net increase in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization and stock-based compensation expense. The net increase in operating assets and liabilities was primarily due to increases in deferred revenue of approximately $13.0 million and a decrease in accounts receivable of $826,000 offset by decreases in accounts payable and accrued expenses of $1.7 million and in deferred costs of approximately $1.0 million. The increase in deferred revenue during the first nine months of fiscal 2007 was mainly related to Keynote SIGOS, which recognizes revenue ratably over the service contract period. The change in deferred costs was attributable to an increase in deferred hardware costs related to Keynote SIGOS SITE which corresponds to an increase in related deferred revenue.
Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the nine months ended June 30, 2007, net cash used by our investing activities was approximately $33.2 million. We utilized approximately $10.9 million for acquisition-related expenses. Pursuant to the purchase agreement, relating to the acquisition of Keynote SIGOS, approximately $10.6 million was paid to the former shareholders of SIGOS due to the achievement of certain revenue and profitability milestones in calendar 2006. Pursuant to an escrow agreement, approximately $250,000 of the purchase price for our acquisition of the GomezPro business of Watchfire Corporation, was released in December 2006. The remaining amount related to acquisition-related expenses for our Keynote SIGOS acquisition. We also utilized approximately $18.1 million of cash for the net purchases of short-term investments and approximately $4.2 million to purchase property and equipment, primarily for our production infrastructure and information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash provided by financing activities
The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. For the nine months ended June 30, 2007, net cash provided by financing activities was approximately $8.5 million, which was primarily due to proceeds from the issuance of common stock and the exercise of stock options.
Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion, most recently in December 2006. From the inception of the stock repurchase program in January 2001 to June 30, 2007, a total of approximately 14.3 million shares have been repurchased in the open market for approximately $135.3 million. At June 30, 2007, approximately $57.8 million was available to repurchase shares of our common stock pursuant to the stock repurchase program. There were no repurchases made during the nine months ended June 30, 2007.
Commitments
As of June 30, 2007, our principal commitments consisted of approximately $4.1 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to 23 months to 114 bandwidth and collocation providers amounting to $824,000 in the aggregate for 102 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million to $1.5 million related to our operations and headquarters building during the fourth quarter of fiscal 2007.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that adoption of SAB No. 108 will have on our financial statements. We currently anticipates that the aggregate amount of the uncorrected differences will be approximately $2.0 million, however, this amount could be more or less than $2.0 million pending our final analysis of the impact of adopting SAB 108.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of June 30, 2007, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $460,000 on an annualized basis.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by us. Although, the settlement was preliminarily approved, while the parties’ awaited final court approval of the settlement, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals further denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties, and scheduled briefing on plaintiffs’ motion to certify a different class. If a satisfactory settlement is not renegotiated in light of the new class definition, we intend to defend itself vigorously. No amount is accrued as of June 30, 2007.
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

We incurred net losses for the three and nine months ended June 30, 2007, and we may not be able to achieve or sustain profitability in the future. As of June 30, 2007, we had an accumulated deficit of approximately $138.8 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of June 30, 2007, we had approximately $8.3 million of net identifiable intangible assets and approximately $61.0 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized. We are also required to record as compensation expense under FAS 123R, the cost of stock-based awards. We may never be able to regain our historic revenue growth rates.
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
Revenue from our mobile services has increased from approximately $1.9 million for the three months ended June 30, 2006 to approximately $4.6 million for the three months ended June 30, 2007. Revenue from our mobile services has increased from approximately $2.9 million for the nine months ended June 30, 2006 to approximately $12.1 million for the nine months ended June 30, 2007. We also experienced increased bookings during the first nine months of fiscal 2007. However, we cannot assure that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: we have little experience operating in Germany, where Keynote SIGOS is located; the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; and we may not be able to successfully compete against current or new competitors in this area. Our business could be harmed if we are not able to continue to grow revenue from our mobile services.
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
In addition, the acquisition of Mercury Interactive by Hewlett-Packard with whom we have a relationship could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, and as a result of its acquisition of Mercury Interactive, it may not promote our services at the same level as it had in the past which could result in a decrease in our Internet revenue.
We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture, WebsideStory and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems Management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, Attachmate-NetIQ, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless services from companies such as Argogroup, Casabyte (recently acquired by JDS Uniphase Corporation), Agilent, Datamat and Mobile Complete.
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
Our ten largest customers accounted for approximately 33% of our total revenue for each of the nine months ended June 30, 2007 and 2006, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer, our revenue could decline.
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
Professional services revenue represented approximately 18% and 23% of total revenue for the nine months ended June 30, 2007 and 2006, respectively. Professional services revenue has decreased in absolute dollars in the past, and this trend could continue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business could be harmed if we cannot increase our professional services revenue.
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
We believe we must expand the sales of our services outside the United States. Although we completed our acquisition of SIGOS Systemsintegration GmbH in April 2006, to date, we have relatively little experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 29% and 12% our total revenue for the nine months ended June 30, 2007 and 2006, respectively. We intend to expand the sales of our services by selling directly to certain customers and through resellers to other customers. Therefore, we expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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
The Sarbanes-Oxley Act of 2002, mandated, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, thorough reviews and attestations of our internal controls and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq Global Market, on which our common stock is listed, has also adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. As a result, we have experienced and expect to continue to experience increased costs of compliance which could harm our results of operations and divert Management’s attention from business operations.
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
There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, last year Hewlett-Packard acquired Mercury Interactive. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers, with the effect that loss of a major customer could harm our revenue.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit		Incorporated by Reference
				Filing		Filed
		Form	File No.	Date	Exhibit No.	Herewith
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 9th day of August 2007.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANDREW HAMER
Andrew Hamer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
				Filing		Filed
		Form	File No.	Date	Exhibit No.	Herewith
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.