Form 10-K
period 2007-09-30
KEYNOTE SYSTEMS INC
filed 2007-12-17
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-27241

KEYNOTE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3226488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Mariners Island Blvd, San Mateo, CA (Address of principal executive offices)	94404 (Zip Code)

Registrant’s telephone number, including area code:
(650) 403-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $0.001 Par Value Per Share,	The NASDAQ Stock Market LLC
and the Associated Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.  YES ☐      NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of March 30, 2007, the aggregate market value of voting stock held by non-affiliates of the Registrant was $213 million, based on the closing price of a share of Registrant’s common stock on March 31, 2007, as reported by the NASDAQ Global Market.

The number of shares of the Registrant’s common stock outstanding as of December 11, 2007 was 18,478,958 including 238,613 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference to portions of the Registrant’s proxy statement for its 2007 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Item 1A of Part I of this report, and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2008. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. No person is authorized to make any forward-looking statements on behalf of Keynote Systems, Inc. other than its authorized officers and then only through its external communications processes. Accordingly, you should not rely on any forward-looking statements regarding Keynote Systems, Inc. from any other sources and we undertake no obligation to correct or clarify any such forward-looking statements.

The trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective ®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynotetm The Mobile & Internet Performance Authoritytm and all related trademarks, trade names, logos, characters, design and trade dress are trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries and may not be used without written permission.

PART I

Item 1.	Business.

Overview

Keynote Systems, Inc. (“Keynote” or “we”) develops and sells technology solutions to measure, test, assure and improve the quality of service of the Internet and of mobile communications. We offer Internet test and measurement (“ITM”) services, customer experience test and measurement (“CEM”) solutions, and mobile test and measurement (“MTM”) services and solutions. Our ITM category includes all of our geographically distributed “on demand” Web site and application monitoring and measurement services, voice over IP and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective platform whether sold as a technology license or on a subscription basis, or as part of a competitive intelligence study or custom consulting engagement and the Financial Services scorecard services. The MTM category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS System Integrated Test Environment (“SITE”) systems.

Our ITM services are based on an extensive network of strategically-located measurement and testing computers running our proprietary software that measure online business performance from the viewpoint of a geographically dispersed user base. Our over 2,400 measurement computers and mobile devices are connected to major Internet backbones in over 240 locations around the world, and are connected via a sophisticated operations center for collecting, analyzing and disseminating Web application response time and availability data along with diagnostic tools to uncover the source of performance problems. Keynote’s “on demand” infrastructure together with our consulting services, and in some cases, with Keynote-managed “private agent” appliances placed on a customer’s premises, all provide our customers the ability to manage the technical performance of their online systems in real-time, 24 hours a day, 7 days a week. As of September 30, 2007, we measured over 11,600 pages with our ITM business.

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

Our MTM services are based on a worldwide infrastructure of distributed mobile devices, both simulated and real, placed on behalf of key mobile service providers and content companies that benchmark, monitor and test the performance and quality of those services from multiple regional markets. In addition, we offer the licensed or SIGOS Global Roamer “on demand” use of our SIGOS SITE system to major mobile providers and telecommunications carriers to actively test and monitor the quality of their mobile voice and data networks. The SIGOS SITE system consists of hardware “probes” built by us on which we deliver our proprietary testing and monitoring software for the purpose of testing the end-to-end quality of a mobile network, content and services, and for diagnosing problems that need to be fixed by our customers or their partners in order to ensure a satisfactory user experience for mobile users across the world.

We offer our ITM services primarily on a subscription basis and our CEM services primarily on an engagement basis although, in some cases, we offer ITM professional services on an incident and per engagement basis. We also offer the self-service use of our CEM technology for a fixed period of time on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted. Our MTM solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period, usually annual, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, the license fees are amortized over the length of the contract and are therefore included in the ratable licenses category. The SIGOS Global Roamer service is offered via a subscription fee model typically on a three to twelve month basis and is included in the subscriptions category.

Revenue from our subscription services represented 63% of our total net revenue for the fiscal year ended September 30, 2007, and 74% for the each of the fiscal years ended September 30, 2006 and 2005. Revenue from our ratable licenses represented 20% of our total net revenue for the fiscal year ended September 30, 2007, and 4% for the fiscal year ended September 30, 2006. Revenue from our ratable licenses did not exist for the fiscal year ended September 30, 2005 since we acquired SIGOS Systemintegration GmbH (“Keynote SIGOS”) in fiscal 2006. Professional services revenue represented 17% of total revenue for the year ended September 30, 2007, and 22% and 26% of total revenue for the fiscal years ended September 30, 2006 and 2005, respectively. We market our services primarily from our operations in the United States. International sales are primarily to customers in Europe and have increased since our acquisition of Keynote SIGOS on April 3, 2006. International sales were 31%, 14% and 9% of total revenue for the years ended September 30, 2007, 2006, and 2005, respectively.

We were incorporated in 1995. Our headquarters is located at 777 Mariners Island Blvd., San Mateo, CA and our telephone at that location is (650) 403-2400. Our company Web site is www.keynote.com although information on that Web site shall not be deemed incorporated in this report. Through a link on the Investor Relations section of our Web site, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and all amendments to those reports filed with the Securities and Exchange Commission.

Internet Test and Measurement (ITM) Subscriptions and Professional Services

Our ITM subscriptions and professional services enable enterprises to monitor key technical performance metrics in order to benchmark and improve online application responsiveness and operational support, proactively detect problems that impact end users and accelerate the time to respond to and repair performance issues — all from the end user perspective. Our ITM subscriptions consist of the Keynote Perspective family of services together with various enterprise-premises based solutions such as Private Agents and Adapters, and Performance Scoreboard. Private Agents are measurement agents that can be configured and deployed to measure application performance on the Internet, customer Intranets, or extranets — including Web sites hosted on private networks and behind corporate firewalls. We offer Application Perspective, Streaming and Transaction Private Agents. Our ITM professional services comprise our custom consulting and load testing engagements. All our ITM services for the enterprise include access to the MyKeynote portal and/or various specialized monitoring and reporting consoles. In addition, we offer Red Alert and NetMechanic for small businesses or departmental Web sites on a subscription basis. The following are our ITM subscription and professional service offerings:

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

Web Site Perspective measures Web site performance from metropolitan areas. Web Site Perspective is designed to diagnose performance problems quickly and measure the speed and reliability of Web pages. We are and have been converting customers from using these single-page measurements to multi-page measurements such as Transaction Perspective and Application Perspective.

Voice Perspective for Business and Voice Perspective for Service Providers offer businesses and service providers comprehensive benchmarking and monitoring of the end-to-end VoIP service quality from the end user perspective over any communication media — DSL, cable and wireless.

Our other ITM services include:

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

Mobile Test and Measurement (MTM) Services and Systems

Mobile Device Perspective measures the availability and performance of wireless data services from actual mobile phone handsets enabling wireless carriers and mobilized enterprises to improve the quality of wireless data services. Services currently measured include core wireless data network technologies such as: GPRS/EDGE/UMTS/HSDPA, CDMA 1xRTT/1xEV-DO, and iDEN, Web browsing, text messaging, picture messaging, streaming video, instant messaging and walkie-talkie features.

Mobile Application Perspective interactively tests and actively monitors content on emulated handsets over mobile operators anywhere in the world. The service validates mobile content, examining inconsistencies or errors in content rendering or formatting. It monitors the performance and availability of mobile content, and benchmarks mobile quality in multiple geographic locations and against competitors.

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

SIGOS Global Roamer is an on-demand service offering based on SIGOS SITE probes located in 68 cities and is designed to enable operators to test the quality of their services when accessed via various roaming arrangements involving multiple mobile operators in major geographical regions across the world.

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

Financial Services Scorecards provide an expert review and heuristic approach to assessing, benchmarking and improving online customer experience on a broad array of financial services related verticals including banking, brokerage (discount and full service) and credit card. Financial Services Scorecard services are available as both custom engagements or as a subscription service.

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

Site Research provides an understanding of what types of users visit a site, what they hope to accomplish while viewing the site and how well the site meets their needs. These services also help clients understand what barriers to usability should be addressed to increase customer satisfaction and online conversion.

Competitive Research provides an understanding of how a customer’s site compares to its competitors on core customer experience metrics such as satisfaction, ease of use, and likelihood to return. This enables clients to understand their competitors’ strengths and weaknesses so that they can react accordingly.

Keynote Competitive Research Studies offer a standardized comparison of customer experience across sites in a particular industry. These studies provide a competitive benchmark from which clients can evaluate their site’s performance against industry norms over time; examine industry-wide factors that affect customer acquisition, loyalty, brand, and online adoption; and identify competitors’ strengths and weaknesses.

Segment Financial Information and Geographic Information

We operate in a single industry segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications. While the Company operates under one operating segment, management reviews revenue under three categories — Internet (ITM) services, Mobile (MTM) services and Customer Experience Management (CEM).

For further financial information on our operating segment, as well as geographic information, refer to the information contained in Note 11 “Geographic and Segment Information”, in the Notes to Consolidated Financial Statements included in Item 8.

Technology and Infrastructure

Our ITM and MTM infrastructure consists of three key primary components: measurement and data collection infrastructure, our operations and data center, and reporting and analysis tools. Our CEM infrastructure consists of the Keynote Research Panel and proprietary software that sets up and manages customer experience research projects.

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

These measurement computers access a Web site to download Web pages and execute single-page and multi-page transactions, while taking measurements of every component in the process. The computers take measurements continually throughout the day, at intervals as short as three minutes, depending on the customer’s requirements and subscription service level.

As of September 30, 2007, we had deployed more than 2,400 measurement computers and mobile devices in over 240 geographic locations around the world. We continually upgrade and balance our network capacity to meet the needs of our customers.

As of September 30, 2007, we had deployed SIGOS SITE probes in more than 68 cities to test the quality of customer services when accessed via various roaming arrangements involving mobile operators in major geographical regions across the world.

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

Customers

For the year ended September 30, 2007, no single customer accounted for more than 10% of our total revenue. For the year ended September 30, 2006, one customer accounted for 12% of our total revenue. For the year ended September 30, 2005, no single customer accounted for more than 10% of our total revenue. As of September 30, 2007, 2006 and 2005, we provided services to more than 2,700, 2,600 and 2,300 companies, respectively, including over 40% of the Fortune 100 companies.

Our 10 largest customers, based on revenue and listed in alphabetical order, for the fiscal year ended September 30, 2007, were Agilent, American Express Travel, Embarq Logistics, Inc., Hewlett-Packard, Microsoft, O2, T-Mobile, US Patent & Trademark Office, Vodafone and Yahoo!. These customers accounted for approximately 33% of our revenue for the year ended September 30, 2007.

Sales, Marketing and Customer Support

Sales

We sell our non-SIGOS services through our field sales and telesales organization. Our field sales teams consist of direct sales representatives and sales engineers, located in 17 metropolitan areas — 12 across the United States, 4 in Europe and 1 in the Asia Pacific region — and concentrate on selling and servicing our largest customers. In addition to the field sales teams across the country, we have telesales personnel located in Plano, Texas. These telesales personnel focus primarily on selling our ITM subscription services and also provide telephone and email sales support and customer service to our enterprise customers. We also market and sell some of our services through our self-service Web site, where customers can sign up and try, purchase, and use our services. Our SIGOS SITE system and Global Roamer sales are made by account management teams working for our Keynote SIGOS subsidiary located in Nuremberg, Germany. Most of these employees are located in Nuremberg, with a small number who work in various locations across Europe.

In addition, domestically, we distribute our services through Web-hosting and Internet service providers such as IBM Global Services and EDS, who manage e-business Web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers’ Web sites. We also sell to content distribution providers, such as Akamai, who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We also occasionally market our services through several other technology companies, such as HP and Agilent, on a “lead referred” basis. Internationally, we use both direct and indirect sales approaches in the United Kingdom, Nordic Countries and Germany and sell indirectly through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia.

Marketing

We maintain an active marketing program designed to demonstrate to companies the breadth and depth of our ITM, MTM and CEM solutions. We promote our brand through multiple means including the public availability on our Web site of top level details for our e-business performance indices (both page download and transaction), and through our regular reporting and commentary to the media regarding Internet performance-related events.

Our marketing programs include advertising, Internet marketing, trade events, public relations, and events such as Executive Summits. Executive Summits provide an opportunity for us and our partners to brief chief information officers, chief technology officers, information technology executives and network administrators on emerging solutions, new methodologies and best practices to help customers improve mobile and online business performance.

Professional Services

As of September 30, 2007, our Global Professional Services organization consisted of 29 salaried and temporary employee consultants who deliver our ITM and CEM services. Our ITM consultants have substantial experience in technical areas ranging from capacity and performance tuning to network and application diagnostics. Our CEM consultants provide expertise in fields including market research, panel management and survey methodologies.

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

Development

The Internet and other networks are characterized by rapid technological developments, frequent new application or service introductions and evolving industry standards such as Internet telephony, wireless devices, wireless fidelity, and WI-FI networks. The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our ITM, MTM, and CEM services and solutions, particularly in response to competing offerings. Therefore, we believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop or acquire new services and technologies that achieve market acceptance. The success of service introductions depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

Our development expenses were $11.6 million for the fiscal year ended September 30, 2007, $9.5 million for the fiscal year ended September 30, 2006 and $7.6 million for the fiscal year ended September 30, 2005.

Competition

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, Mercury Interactive (acquired by HP), Segue Software (acquired by Borland Software) and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

In addition, the acquisition of Mercury Interactive by HP could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, HP may find additional uses for services of Mercury Interactive which compete with our services, and not promote our services at the same level as it had in the past which could result in a decrease in our ITM revenue.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless services and systems from companies such as Argogroup, Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.

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

Intellectual Property Assets

Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications and the proprietary software we developed or acquired to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our services. Our trademarks include our registered trademarks Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, SIGOS®, SITE®, and MyKeynote®. The trademark registrations for K (letter K in a hexagon) and keynotetm The Mobile & Internet Performance Authoritytm are pending United States registration.

We currently have five issued U.S. patents and three U.S. patent applications related to our ITM and customer experience management services. We also have one issued German patent and fifteen German patent applications related to our Mobile Data Network Testing and Monitoring Solutions. It is possible that no patents will be issued from our current pending patent applications and that our issued patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that can be patented, and that the patents of others may seriously limit our ability to do business.

In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

Our proprietary software consists of the software we developed or acquired that is an integral part of our ITM services as well as that which collects, stores, and delivers our measurement data to customers. We have also developed software that we use to provision and process customer orders and billings.

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

Foreign and Domestic Operations and Geographic Data

The United States represents our largest geographic marketplace. Approximately 69%, 86% and 91% of our net sales came from customers in the United States during the years ended September 30, 2007, 2006 and 2005, respectively. Our overall operating performance in foreign countries, mainly those in Europe, can be adversely affected by foreign currency exchange rate fluctuations, primarily the Euro and to a lesser extent the British pound.

Employees

As of September 30, 2007, we had a total of 285 employees, of which 196 were based in the United States, 76 were based in Germany and 13 were based in other international locations. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. In our German subsidiary, our employees are represented by a workers’ council which consists of employees who are elected onto the council by their collegues. We believe that our relationships with our domestic and international employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, including our management team, and experienced engineers, or to attract, assimilate or retain other highly qualified employees. There is substantial competition for highly skilled employees with experience in the Internet industry.

Item 1A.	Risk Factors

We have incurred in the past and may in the future continue to incur losses, and we may not achieve and thereafter sustain profitability.

We may not be able to achieve or sustain profitability in the future. We have incurred net losses in each of our last two fiscal years and as of September 30, 2007, we had an accumulated deficit of approximately $140.2 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2007, we had approximately $8.0 million of net identifiable intangible assets and approximately $63.1 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized. We are also required to record as compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”), the cost of stock-based awards. As a result, we may not be able to achieve and sustain profitability.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services.

To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our ITM and MTM services. Our customers have no obligation to renew our services after the term and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. Our customer renewal rates and renewal prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

Further, we depend on sales to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. We have experienced, and may in the future experience, cancellations, non-renewals and/or reductions in service levels. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us for any reason, our revenue could decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.

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

Our results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract and retain new customers in a quarter, particularly larger enterprise customers;

•	The timing and service period of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as our CEM services;

•	The level of sales of our MTM services;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our ability to increase sales of each of our three service lines;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.

Our operating results could be harmed if sales of ITM subscriptions decline.

Sales of our ITM subscription services, primarily our Web Site Perspective-Business Edition, Application Perspective and Transaction Perspective services, have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of these ITM services. Our ITM subscriptions revenue has not increased significantly from historic levels. If these revenue trends continue with respect to our ITM subscriptions services, our operating results could suffer if we are not able to increase revenue from other services.

If our MTM services do not continue to grow as rapidly, we may not be able to grow our revenue and our profitability could be harmed.

Revenue from our MTM services has increased from approximately $5.4 million for the fiscal year ended September 30, 2006 to approximately $17.6 million for the fiscal year ended September 30, 2007. We also experienced increased bookings during the same period. We cannot assure that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: we have little experience operating in Germany where Keynote SIGOS is located; the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; and we may not be able to successfully compete against current or new competitors in this area. Our business which includes our operating results could be harmed if we are not able to continue to grow revenue from our MTM services.

Improvements to the infrastructure of the Internet and mobile networks could reduce or eliminate demand for our ITM and MTM services.

The demand for our services could be reduced or eliminated if future improvements to the infrastructure of the Internet or mobile networks lead companies to conclude that the measurement and evaluation of the performance of their Web sites and services is no longer important to their business. We believe that the vendors and operators that supply and manage the underlying infrastructure still look to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of these networks, which would result in corresponding improvements in the performance of companies’ Web sites and services, demand for our services would likely decline, which would harm our operating results.

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

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, Mercury Interactive (recently acquired by Hewlett-Packard), Segue Software (recently acquired by Borland Software) and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. Customers could choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

In addition, the acquisition of Mercury Interactive by Hewlett-Packard with whom we have a relationship could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, and as a result of its acquisition of Mercury Interactive, it may not promote our services at the same level as it had in the past which could result in a decrease in our ITM revenue.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems Management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless services from companies such as Argogroup, Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.

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

Our ten largest customers accounted for approximately 33% of our total revenue for each of the fiscal years 2007 and 2006. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

If we do not complement our direct sales force with relationships with other companies to help market our services, we may not be able to grow our business.

To increase sales of services worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits. In the past, we have had to terminate relationships with some of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we may have to commit resources to supplement our direct sales effort to find additional resellers in foreign countries.

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

Professional services revenue represented approximately 17% and 22% of total revenue for fiscal 2007 and 2006, respectively. Professional services revenue has decreased in absolute dollars in the past, as was the case in fiscal 2007, and this trend could continue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business which includes our operating results could be harmed if we cannot increase our professional services revenue.

The success of our business depends on the continued use of the Internet and mobile networks by business and consumers for e-business and communications and if usage of these networks declines, our operating results and working capital would be harmed.

Because our business is based on providing ITM, MTM, and CEM services, the Internet and mobile networks must continue to be used as a means of electronic business, or e-business, and communications. In addition, we believe that the use of the Internet and mobile networks for conducting business could be hindered for a number of reasons, including, but not limited to:

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

We offer complex services, which may not perform at the level our customers expect. We have occasionally given credits to customers as a result of past problems with our service. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs. In addition, we have in the past, and may in the future, acquire, rather than develop internally, some of our services. We recently announced major upgrades to our Transaction Perspective and Application Perspective services. These services may not perform at the level we or our customers expect.

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

A disruption to our network infrastructure could impair our ability to serve and retain existing customers or attract new customers

All data collected from our measurement computers are generally stored in and distributed from our operations center, which we maintain at a single location. Our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. We have occasionally experienced outages of our service in the past and if experience power outages at our operations center, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our services to our customers on a timely basis.

Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations center is damaged, this could disrupt our services, which could impair our ability to retain existing customers or attract new customers.

Any outage for any period of time or loss of customer data could cause us to lose customers. Our operations systems are also vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Our insurance may not be adequate in any particular case.

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

Our measurement computers and mobile devices that we use to provide many of our services are located at facilities that are not owned by our customers or us. Instead, these devices are installed at locations near various Internet access points worldwide. We do not own or operate the facilities, and we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to develop relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or are acquired. In addition, if our measurement computers and mobile devices cease to function properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers and measurement devices. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers and devices should performance problems arise.

Others might bring infringement claims which could harm our business.

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

Our business which includes our operating results and financial conditions will be susceptible to additional risks associated with international operations.

We are continuing to seek to expand the sales of our services outside the United States. Although we completed our acquisition of SIGOS Systemsintegration GmbH in April 2006, to date, we have relatively little experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 31% and 14% our total revenue for fiscal 2007 and 2006, respectively. We expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

Industry consolidation may lead to stronger competition and may harm our operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, HP acquired Mercury Interactive. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that loss of a major customer could harm our revenue.

We failed to maintain the adequacy of our internal controls, consequently, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements could cause our stock price to decrease substantially.

One or more material weaknesses in our internal controls over financial reporting could occur or be identified in the future. For example, for the fiscal year ended September 30, 2005, we had a material weakness in our internal controls over financial reporting that existed as of September 30, 2005 with respect to our accounting for income taxes. In addition, for the fiscal year ended September 30, 2007 we had a material weakness regarding the lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of U.S. generally accepted accounting principles and SEC matters. Because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of the effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligation and there could be a material adverse effect on the price of our securities.

We may face difficulties assimilating, and may incur costs associated with, any future acquisitions.

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

The market price of our common stock is volatile.

The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline.

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

As of September 30, 2007, our facilities primarily consisted of our headquarters building in San Mateo, California, an 188,000 square foot building which includes rentable space of approximately 173,000 square feet, which we own. We currently occupy approximately 73,000 square feet of this facility, which is our principal sales/marketing, product development and administrative location and contains our operations personnel and data center.

We also lease facilities as follows:

	Approximate
Location	Square Footage	Business Purpose	Lease Expiration

Plano, Texas	8,200	Red Alert, NetMechanic, inside sales and support and operations	April 2012
Austin, Texas	1,200	Engineering and operations support	February 2009
New York, New York	7,600	Consulting operations	August 2015
Nuremberg, Germany	21,500	Wireless operations, including sales, operations, and general and administrative	December 2010
Seattle, Washington	2,100	Wireless operations	April 2008
Cambridge, Massachusetts	2,650	Consulting operations	June 2011

We also maintain an office in West Toronto, Ontario, Canada for our streaming operations on a month-to-month lease arrangement, an office in Haarlem, The Netherlands for our European sales operations on an open-ended lease arrangement, and sales offices in Reading, United Kingdom, Stockholm, Sweden and Nuremberg, Germany on month-to-month lease arrangements. In addition, we have leases on three corporate apartments, two are located in Alexandria, VA and one is in New York City, NY of which these leases expire at various dates through June 2008. These corporate apartments are used by our remote consultants and our operations teams who utilize these corporate apartments rather than hotels. We believe that our facilities are adequate for our current and future requirements.

Item 3.	Legal Proceedings.

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against us, certain of our officers, and the underwriters of our initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased our securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including ours, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that we had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by us. Although, the settlement was preliminarily approved, while the parties’ awaited final court approval of the settlement, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals further denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed Amended Master Allegations, and discovery is ongoing with respect to the six focus cases. There can be no assurance that the parties will be able to reach a settlement in light of any new class definition that the Court approves, or that any such settlement would be on terms as favorable to the Company as the previous settlement. If no settlement is reached, the Company will defend the litigation on its merits. No amount has been accrued as of September 30, 2007 since our liability, if any, is not probable and cannot be reasonably estimated.

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2007.

Item 4A.	Executive Officers.

The following table presents information regarding our executive officers as of December 11, 2007:

Name	Age	Position

Umang Gupta	58	Chairman of the Board and Chief Executive Officer
Johannes Reis	51	President Keynote SIGOS
Donald Aoki	50	Senior Vice President and General Manager of Customer Experience Management
Andrew Hamer	43	Vice President of Finance and Chief Financial Officer
Jeffrey Kraatz	53	Senior Vice President of Worldwide Sales and Services
Krishna Khadloya	48	Vice President of Engineering
Eric Stokesberry	39	Vice President of Operations
Vik Chaudhary	41	Vice President of Product Management and Corporate Development

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

Johannes Reis has served as our President of Keynote SIGOS since April 2006. Previously, he was Chief Executive Officer and shareholder of SIGOS Systemintegration GmbH. Before joining SIGOS in June 2000, he served as Executing Vice-President and shareholder of AFG Electronic GmbH, a telecommunication and consumer electronic company. Mr. Reis holds a degree in Industrial Design from the University of Frankfurt, Germany and a degree in Electrical Engineering from the University of Applied Science in Darmstadt, Germany.

Donald Aoki has served as our Senior Vice President and General Manager of Customer Experience Management since July 2006. Prior to that he served as Senior Vice President of Engineering and Operations since November 2004 and as our Vice President of Engineering since May 1997. From December 1994 to May 1997, he served as a Business Unit General Manager of Aspect Telecommunications, a supplier of customer relational management solutions. Mr. Aoki holds a B.S. degree in Computer Science from the University of Southern California and a M.S. degree in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

Andrew Hamer has served as our Chief Financial Officer and Vice President of Finance since January 2006. Prior to that, he served as our Corporate Controller since June 2005. Previously, he held Chief Financial Officer and Vice President of Finance and Administration positions at KnowNow, IQ Labs and Intraspect software from May 2000 to June 2005. From January 1997 until May 2000, Mr. Hamer was the director of finance at Excite@Home and from April 1993 to December 1996, he held a series of financial leadership positions at Sybase culminating in his position as Group Controller overseeing a software development group at the company. Mr. Hamer holds both a B.S. degree in Accounting from the State University of New York at Binghamton, and an M.A. degree in Accounting from Florida International University.

Jeffrey Kraatz has served as our Senior Vice President of Worldwide Sales and Services since May 2007. Prior to that, he served as our Vice President of Sales Americas and Asia Pacific since April 2006. Prior to joining Keynote, from June 2004 to April 2005, Mr. Kraatz was the Vice President of Worldwide Sales for Caspian

Networks, an advanced IP router company. He also founded Strategic Alliance Worldgroup, an Asian focused international sales and marketing consulting firm from September 2002 to May 2004, and was CEO of two B2B e-commerce firms, Netclerk and Fastxchange, from April 1999 to March 2002. He also held Vice President of Sales and Marketing at Warpspeed Communications from March 1998 to March 1999. Previously, Mr. Kraatz held a number of senior management positions over a ten-year period with Octel Communications prior to its acquisition by Lucent Technologies in 1997. Earlier in his career, Mr. Kraatz spent ten years working at SPRINT from 1978 to 1987. He holds a B.A. in Economics from University of California at Los Angeles.

Krishna Khadloya has served as our Vice President of Engineering since April 2006. Mr. Khadloya joined Keynote in September 1999 and served as Director and Senior Director of Engineering. Prior to that, he served as Director of Research and Development at Mentor Graphics Corporation, an electronic design automation software company. Mr. Khadloya holds a M.S. degree in Computer Science from State University of New York Albany and a B.S. degree in Electrical and Electronics Engineering from Birla Institute of Technology and Science at Pilani, India. He has attended the Executive Program at Stanford University’s Graduate School of Business.

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

Vik Chaudhary has served as Vice Presdient of Product Management and Corporate Development since June 2007. Prior to that he served as Vice President of Marketing since May 2005 and as Senior Director of Corporate Development since May 2002. Before joining Keynote, Mr. Chaudhary founded Bizmetric, an online business measurements company in July 1998 and acted as Chief Executive Officer of the company until March 2002. He was Director of Product Management at Gupta Corporation from February 1993 to March 1998. Prior to that, he led software engineering teams at Oracle Corporation from September 1989 to February 1993. Mr. Chaudhary holds a B.S. degree in Computer Science and Engineering from the Massachusetts Institute of Technology.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters.

Price Range of Common Stock

Our common stock has traded on the Nasdaq Stock Market under the symbol “KEYN” since our initial public offering on September 24, 1999. The following table presents the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq Stock Market:

	High	Low

Fiscal Year ended September 30, 2007
Fourth Quarter	$17.35	$12.04
Third Quarter	16.68	12.80
Second Quarter	13.60	9.82
First Quarter	11.19	10.18
Fiscal Year ended September 30, 2006
Fourth Quarter	$11.02	$10.07
Third Quarter	11.28	9.70
Second Quarter	12.95	10.13
First Quarter	13.63	12.06

On December 11, 2007, we had 18,478,958 shares, including 238,613 treasury shares, of our common stock outstanding held by 70 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger enterprise customers;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as our CEM services;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	Our ability to increase revenue from each of our three service lines;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities. We currently have no intentions of paying cash dividends in the foreseeable future.

Purchases of Equity Securities

Common stock repurchases in the fourth quarter of fiscal year 2007 were as follows:

Dollar Value of
			Total	Shares That
	Total		Number of Shares	May Yet be
	Number of	Average	Purchased as Part of	Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs(1)	or Programs(1)
(In thousands)

September 1, 2007 to September 30, 2007	92,000	$12.54	—	$56,610

Balance as of September 30, 2007	92,000	$12.54	—	$56,610

(1)	Our Board of Directors approved a program to repurchase shares of our common stock in January 2001. During fiscal 2007, we entered into agreements with B. Riley & Co., (“B. Riley”) and Craig-Hallum Capital Group (“Craig-Hallum”) to establish trading plans (each, a “Trading Plan”) intended to qualify under Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each Plan instructed B. Riley and Craig Hallum, respectively, to repurchase up to one million shares each of our common stock. Repurchases under the Trading Plans are scheduled to terminate in December 2007. As of September 30, 2007, we have not repurchased any shares under these Trading Plans. However, we repurchased 92,000 shares through the Board approved repurchase program. As of September 30, 2007, a total of approximately 14.4 million shares of our common stock had been repurchased for $136.4 million, and we had remaining Board of Director authorization to repurchase up to approximately $56.6 million through the Board approved repurchase program.

Stock Price Performance Graph

The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The following graph and table compare the cumulative total stockholder return on our common stock, the NASDAQ Composite Index and The Street.com Internet Sector Index. The graph and table assume that $100 was invested in our common stock, the NASDAQ Composite Index and The Street.com Internet Sector Index on September 30, 2002, and calculates the annual return through September 30, 2007. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

	Keynote Systems,	NASDAQ
	Inc.	Composite Index	The Street.com Internet Sector index
September 30, 2002	$100	$100	$100
September 30, 2003	170	152	198
September 30, 2004	216	162	246
September 30, 2005	198	184	301
September 30, 2006	160	193	327
September 30, 2007	209	230	429

Item 6.	Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2007, 2006, and 2005, and the consolidated balance sheet data as of September 30, 2007 and 2006, are derived from and are qualified in their entirety by our consolidated financial statements and which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2004 and 2003, and the consolidated balance sheet data as of September 30, 2005, 2004, and 2003, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	2007(3)	2006(2)	2005(1)	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Total revenue, net	$67,754	$55,508	$53,692	$42,403	$38,262
Net (loss) income	(4,691)	(7,534)	7,365	4,647	(4,725)
Basic net (loss) income per share	(0.27)	(0.41)	0.37	0.24	(0.21)
Diluted net (loss) income per share	(0.27)	(0.41)	0.35	0.22	(0.21)
Shares used in computing basic and diluted net (loss) income per share:
Basic	17,533	18,278	19,677	19,397	22,080
Diluted	17,533	18,278	20,860	20,886	22,080

	As of September 30,
	2007(3)	2006(2)	2005(1)	2004	2003
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$107,935	$90,751	$133,803	$148,117	$160,214
Total assets	229,480	199,152	209,828	221,730	202,368
Total long-term capital lease obligations, excluding current portion	31	50	27	35	—
Total stockholders’ equity	190,885	173,389	193,918	201,994	190,280

(1)	The results of operations for fiscal 2005 include a non-cash benefit of approximately $3.1 million associated with the partial recognition of our net deferred tax assets, offset by a provision for income taxes for the year of $791,000 resulting in approximately $2.3 million of net tax benefits.

(2)	The results of operations for fiscal 2006 included net tax expense of $3.9 million, that included deferred income tax expense totaling approximately $3.9 million associated with the increase in the valuation allowance against our net deferred tax assets, and a $840,000 charge for in-process research and development in connection with the acquisition of Keynote SIGOS.

(3)	The results of operations for fiscal 2007 included net tax expense of $4.1 million that included deferred income tax expense totaling approximately $3.3 million associated with the increase in the valuation allowance against our net deferred tax assets.

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

Overview

We offer technology-based services and systems that enable enterprises to improve their mobile and online business performance and communications technologies. We offer Internet test and measurement services (“ITM”), customer experience test and measurement solutions (“CEM”), and mobile test and measurement services (“MTM”). Our ITM category includes all of our geographically distributed Web site and application monitoring and measurement services, voice over IP and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective platform whether sold as a technology license or on a subscription basis, or as part of a competitive intelligence study or custom consulting engagement and the Financial Services scorecard services sold on a subscription basis or as part of a custom consulting engagement. The MTM category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS SITE systems. We believe all of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.

We offer our ITM services primarily on a subscription basis and our CEM services primarily on an engagement basis although, in some cases, we offer ITM professional services on an incident and per engagement basis. We also offer the self-service use of our CEM technology for a fixed period of time on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a CEM panel, and the type of testing to be conducted. Our MTM solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period over twelve months, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, the license fees are amortized over the length of the contract and are therefore included in ratable license revenue. The SIGOS Global Roamer service is offered via a subscription fee model typically on a three to twelve month basis and included in subscription services revenue.

Our net loss decreased by approximately $2.8 million, from net loss of approximately $7.5 million for the year ended September 30, 2006 to a net loss of approximately $4.7 million for the year ended September 30, 2007. Total net revenue increased by approximately $12.2 million or 22%, from approximately $55.5 million for the year ended September 30, 2006 to approximately $67.8 million for the year ended September 30, 2007. The increase in total net revenue was primarily attributable to an increased contribution from our ratable licenses revenue of approximately $10.7 million which represents sales of our SIGOS SITE systems.

Total expenses increased by approximately $9.3 million or 15%, from approximately $63.7 million for the year ended September 30, 2006 to approximately $73.1 million for the year ended September 30, 2007. The increase in total expenses was mainly attributable to including costs of Keynote SIGOS for a full year in fiscal 2007 as compared to fiscal 2006 as well as incremental investments we made in our sales and marketing departments in fiscal 2007. In addition to having a full year of Keynote SIGOS related expenses in fiscal 2007, the increase was also due to an increase in costs of ratable licenses associated with higher ratable licenses revenue generated from existing customers renewing existing maintenance contracts as well as new and existing customers purchasing additional SITE systems which revenue is being recorded as ratable licenses revenue.

We anticipate that total expenses for the first quarter of fiscal 2008 will increase as compared to the fourth quarter of fiscal 2007 primarily due to our increased investments in sales and marketing personnel and personnel related costs.

For the year ended September 30, 2007, our 10 largest customers accounted for approximately 33% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

We believe that the challenges for our business include 1) continuing to drive growth in our ITM, MTM and CEM revenue, 2) growing multiple page/broadband related revenue while converting customers from using our single-page/single-device measurements like Web site Perspective to multi-page measurements such as Transaction Perspective and Application Perspective, 3) continued progress in growing our CEM business and 4) continuing to control our expenses for fiscal 2008.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates, judgments and assumptions that have a significant effect on the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

•	Persuasive evidence of an arrangement exists,

•	Delivery of the product or service,

•	Fee is fixed and determinable and

•	Collection is deemed reasonably assured.

One of the critical judgments that we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable on a customer-by-customer basis. If we determine that collection is not reasonably assured, then revenue is deferred and recognized upon the receipt of cash from that arrangement.

Our revenue consists of subscription services revenue, ratable licenses revenue and professional services revenue.

Subscription Services Revenue:  Subscription services revenue consists of fees from sales of our Perspective services and Global Roamer subscriptions. Revenue for these particular services are recognized in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Fore (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We enter into multiple element arrangements where sufficient objective evidence of fair value does not exist for the allocation of revenue. In addition, the individual elements contained within the subscription arrangements do not have value to the customers on a stand-alone basis given that the customers are purchasing an ongoing service activity and not discrete activities. Therefore, the subscriptions are considered to be a single unit of accounting and we recognize the entire arrangement fee as revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.

For customers that pay in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers billed in arrears, subscription services revenue is invoiced monthly upon completion of the services. Revenue from the use of our CEM technology in CEM engagements is recorded as professional services revenue. However, in the instances where customers purchase a subscription for the use of such technology only, we recognize revenue ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue.

Ratable License Revenue:  Ratable licenses revenue consists of sales of our mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”). We frequently enter into multiple element arrangements with mobile customers, for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of SOP No. 97-2, and EITF 03-5. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from the customer upon delivery of this hardware and software package.

None of the Keynote SIGOS implementation/integration services provided by us are considered to be essential to the functionality of the licensed product. This assessment is due to the implementation/integration services being performed during a relatively short period (generally within two to three months) compared to the length of the arrangement which typically ranges from twelve to thirty-six months. Additionally, the implementation/integration services are general in nature and we have a history of successfully gaining customer acceptance.

We cannot allocate the arrangement consideration to the multiple elements based on the vendor specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, we recognize the entire arrangement fee into revenue ratably over the maintenance service period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance language exists, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

Professional Services Revenue:  Professional services revenue consists of fees generated from our LoadPro, CEM and professional consulting services that are purchased as part of a professional service project. Revenue from these services are recognized as the services are performed, typically over a period of one to three months. For professional service projects that contain milestones, we recognize revenue once the services or milestones have been delivered, based on input measures. Payment occurs either up-front or over time.

We also enter into multiple element arrangements that generally consist of either: 1) the combination of subscription and professional services or 2) multiple professional services. For these arrangements, we recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables”. We allocate and defer revenue for the undelivered items based on objective evidence of fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. When sufficient objective evidence of fair value does not exist for undelivered items when subscription and professional services are combined, the entire arrangement fee is recognized ratably over the remaining applicable performance period for the subscription services once the professional services have been delivered. When sufficient objective evidence of fair value does not exist for undelivered items where only professional services are combined, the entire arrangement fee is deferred and revenue is recognized upon the delivery of all the elements of the arrangement.

Deferred Revenue:  Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services and ratable licenses revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and primarily relates to ratable licenses revenue.

The table below represents the balances of gross deferred revenue (short-term and long-term aggregated) as of September 30, 2007 and 2006. The addback to net deferred revenue (which represents the deferred revenue balance as recorded on the consolidated balance sheets) represents the unpaid deferred revenue that has an associated accounts receivable balance as of the balance sheet dates. The addback of unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable.

	Domestic	International	Total

Net deferred revenue	$5,936	$4,713	$10,649
Addback: unpaid deferred revenue	804	1,453	2,257

Gross deferred revenue at September 30, 2006	$6,740	$6,166	$12,906

Net deferred revenue	$7,511	$14,449	$21,960
Addback: unpaid deferred revenue	3,085	1,564	4,649

Gross deferred revenue at September 30, 2007	$10,596	$16,013	$26,609

We do not generally grant refunds. Revenue is not recognized for free trial periods.

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

Inventories and Inventory Valuation

Inventories related to SIGOS SITE services were approximately $1.1 million as of September 30, 2007, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to direct cost of ratable licenses at the point of market value decline.

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

Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence. Our products are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the years ended September 30, 2007 and 2006, we did not experience any write-down of inventories.

Allocation of Purchase Price for Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as any in-process research and development (“IPR&D”), based on their estimated fair values. Our methodology for allocating the purchase price relating to acquisitions is usually determined based on management’s assessment in conjunction with valuations performed by an independent third party. Such a valuation requires making significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists and acquired developed technologies, expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed and discount rates. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates such as accruals associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill, Identifiable Intangibles Assets, and Long-Lived Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

We evaluate our identifiable goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable for our single operating segment. In addition we evaluate our intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

We performed an annual impairment review during the fourth quarter in fiscal 2005, 2006, and 2007. We did not record an impairment charge based on our reviews. The goodwill recorded on the consolidated balance sheet as of September 30, 2007 was approximately $63.1 million as compared to $48.7 million as of September 30, 2006.

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

Stock-based Compensation

We issue stock options to our employees and outside directors and provide our employees the right to purchase common stock under employee stock purchase plans. Since October 1, 2005, we account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options or the issue of stock under employee stock purchase plans. If actual forfeiture rates differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 7 to the Notes to Consolidated Financial Statements for more detail.

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

We believe that our tax positions comply with applicable tax laws and that we have adequately provided for known material tax contingencies. However, due to the inherent complexity and uncertainty relating to tax matters, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our historical income tax provisions and recorded assets and liabilities.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations as a percentage of total net revenue for each of the three years in the period ended September 30, 2007:

	Year Ended September 30,
	2007	2006	2005

Revenue:
Subscription services	63.0%	73.5%	73.8%
Ratable licenses	19.5	4.6	0.0
Professional services	17.5	21.9	26.2

Total revenue, net	100.0	100.0	100.0
Costs and expenses:
Costs of revenue:
Direct costs of subscription services	12.4	12.5	9.9
Direct costs of ratable licenses	6.8	2.2	—
Direct costs of professional services	12.0	16.2	17.1
Development	17.1	17.0	14.2
Operations	11.3	13.0	11.4
Amortization of intangible assets — software	1.1	0.6	0.0
Sales and marketing	29.8	30.4	24.3
General and administrative	14.5	17.7	14.5
Excess occupancy (income) costs	(0.4)	0.0	0.8
Amortization of intangible assets — other	3.2	3.7	4.5
In-process research and development	0.0	1.5	0.0

Total costs and expenses	107.8	114.8	96.7
(Loss) income from operations	(7.8)	(14.8)	3.3
Interest income	7.0	8.3	6.2
Interest and other expenses	0.0	(0.1)	0.0
(Provision) benefit for income taxes	(6.1)	(7.0)	4.3

Net (loss) income	(6.9)%	(13.6)%	13.8%

Revenue

	2007	% Change	2006	% Change	2005
	(In thousands)

Revenue
Subscription services	$42,662	4%	$40,826	3%	$39,618
Ratable licenses	13,220	420%	2,541	N/A	—
Professional services	11,872	(2)%	12,141	(14)%	14,074

Total Revenue	$67,754		$55,508		$53,692

Subscription Services.

Subscription services revenue consists of fees from subscriptions from our traditional Perspective measurements, monitoring, testing, diagnostic, WebEffective, Financial Services scorecard and Global Roamer services.

Revenue from subscription services increased by approximately $1.8 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase in subscription services revenue for the year ended September 30, 2007 over the corresponding period in fiscal 2006 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $5.8 million and Global Roamer services of approximately $1.5 million, offset by a decrease in our single-page/single device subscription services of approximately $5.6 million.

Revenue from subscription services increased approximately $1.2 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase was primarily due to increased Global Roamer revenue due to the acquisition of SIGOS on April 3, 2006, and increased subscriptions for our multiple page/broadband subscription services. The increases were mainly offset by decreases in sales of single-page/single device subscription services.

We measured, for revenue based upon the average for the month, over 11,600, 10,000, and 8,307 page measurements during the month of September 2007, 2006 and 2005, respectively. Subscription services fees can vary based on the number of pages measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We believe that subscription services revenue may increase somewhat in the future as a percentage of total revenue. However, we cannot assure you that this revenue will increase in absolute dollars in future periods. We are continuing to replace single-page/single device subscriptions with our multiple page/broadband services and expect to reduce single-page/single device subscriptions revenue to less than 10% of ITM subscription revenue.

Ratable Licenses.

Ratable licenses revenue consists of sales of mobile automated test equipment, maintenance, support, engineering and minor consulting services associated with SIGOS SITE. Revenue from ratable licenses increased approximately $10.7 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase was primarily due to a full year of revenue in fiscal 2007 as compared to six months in fiscal 2006 since our acquisition of Keynote SIGOS occurred in the second half of fiscal 2006. In addition to Keynote SIGOS’ contributing revenue for twelve months, we experienced revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. All sales are being recognized in revenue over the maintenance period for each contract which is typically twelve to thirty-six months. We expect revenue growth for ratable licenses will be much less than experienced in fiscal year 2007. This is primarily attributable to the amount of revenue being recognized from prior periods normalizing with new sales contracts that will be amortized over twelve to thirty-six months.

Revenue from ratable licenses increased approximately $2.5 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase was due to the fact that SIGOS was acquired in April 2006.

Professional Services.

Revenue from professional services decreased slightly by $269,000 for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The decrease in revenue was primarily due to decreased contribution of approximately $2.4 million from CEM engagements, offset partially by increased contribution of approximately $2.1 million from our ITM consulting engagements.

Revenue from professional services decreased by approximately $1.9 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The decrease in revenue was primarily due to decreased professional services contribution from WebEffective engagements, offset partially by increased contribution from our Financial Services scorecard services.

In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Internet Test and Measurement (“ITM”), Mobile Test and Measurement (“MTM”) and Customer Experience Management (“CEM”). Our CEM service offerings are available as both custom engagements or as a subscription service. Accordingly, CEM engagements are recorded as professional services revenue and CEM subscription services are recorded as subscription services revenue.

The following table identifies which services are categorized as ITM, MTM and CEM services and where they are recorded in our consolidated statements of operations (listed in alphabetical order).

	Subscription	Ratable	Professional
	Services	Licenses	Services

Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro			X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
Customer Experience Management:
WebEffective	X		X
Financial Services Scorecards	X		X

The following table summarizes ITM, MTM and CEM revenue (in thousands):

	2007	% Change	2006	% Change	2005

For the year ended September 30:
Internet Subscriptions	$35,911	1%	$35,663	1%	$35,451
Internet Engagements	5,976	55%	3,849	1%	3,811

Total Internet net revenue	41,887	6%	39,512	1%	39,262

Mobile Subscription	4,348	53%	2,844	31%	2,168
Mobile Ratable Licenses	13,220	420%	2,541	N/A	—

Total Mobile net revenue	17,568	226%	5,385	148%	2,168

CEM Subscriptions	2,402	4%	2,319	16%	1,999
CEM Engagements	5,897	(29)%	8,292	(19)%	10,263

Total CEM net revenue	8,299	(22)%	10,611	(13)%	12,262

Total net revenue	$67,754	22%	$55,508	3%	$53,692

Total ITM revenue increased by approximately $2.4 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase in ITM revenue for the year ended September 30, 2007 over the corresponding period in fiscal 2006 was primarily due to increased contributions of approximately $5.8 million from our multiple-page/broadband services, approximately $2.1 million from our ITM engagements which consist of our load testing, VoIP and enterprise solutions engagements. The increase in total ITM revenue was offset by the continued decreased contribution of approximately $5.6 million from our single-page/single device subscriptions.

Total ITM revenue increased by approximately $250,000 for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase in ITM revenue was primarily due to an increased contribution of approximately $2.9 million from our multiple-page/broadband subscriptions, offset by a decrease in contribution of approximately $2.4 million from single-page/single device subscriptions.

Total MTM revenue increased by approximately $12.2 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase in MTM revenue for the year ended September 30, 2007 over the corresponding period in fiscal 2006, was mainly attributable to the addition of SIGOS revenue for twelve months in fiscal 2007 as compared to six months in fiscal 2006 due to the acquisition of SIGOS on April 3, 2006.

Total MTM revenue increased by approximately $3.2 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase in MTM revenue for the year ended September 30, 2006 over the corresponding period in fiscal 2005, was mainly attributable to the addition of SIGOS revenue due to the acquisition of SIGOS on April 3, 2006.

Total CEM revenue decreased by approximately $2.3 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The decrease was primarily due to decreased professional services contribution of approximately $3.6 million from our custom engagements, offset partially by increased contribution of approximately $1.2 million and $100,000 from our competitive research engagements and subscription to our CEM technology, respectively.

Total CEM revenue decreased by approximately $1.7 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The decrease was primarily due to decreased professional services contribution of approximately $2.5 million from our custom engagements, offset by increased contribution of approximately $500,000 and $300,000 from our competitive research and subscriptions to our CEM technology, respectively.

The following table shows revenue as a percentage of total net revenue:

	2007	2006	2005

For the year ended September 30:
Total Internet Revenue	62%	71%	73%
Total Mobile Revenue	26%	10%	4%
Total CEM Revenue	12%	19%	23%

Total Net Revenue	100%	100%	100%

For the years ended September 30, 2007 and 2005, no single customer accounted for more than 10% of total net revenue. For the year ended September 30, 2006, one customer accounted for 12% of total revenue. At September 30, 2007 and 2006, one customer accounted for 11% and 18% of total accounts receivable, respectively. International sales were approximately 31%, 14%, and 9% of our total net revenue for the years ended September 30, 2007, 2006, and 2005, respectively.

Costs and Expenses:

Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	2007	% Change	2006	% Change	2005
	(In thousands)

Direct costs of subscription services	$8,389	21%	$6,953	30%	$5,340
Direct costs of ratable licenses	$4,598	273%	$1,233	N/A	$—
Direct costs of professional services	$8,164	(9)%	$8,975	(2)%	$9,171

Direct Costs of Subscription Services.

Direct costs of subscription services consist of connection fees to major telecommunication and Internet access providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and global roamer services. Direct costs of subscription services increased by approximately $1.4 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006 and represented 20% and 17% of subscription services revenue for the years ended September 30, 2007 and 2006, respectively. This increase was primarily due to increased costs associated with our mobile device perspective services and mobile application perspective services related to building our MTM infrastructure that will allow small and medium size mobile content developers to test their mobile content. In addition, we increased the number of locations of our probes for our Global Roamer services from 45 cities as of September 30, 2006 to 68 cities as of September 30, 2007. $820,000 of the increase was related to increased costs for bandwidth, co-location and depreciation due to associated higher MTM revenue. $465,000 of the increase was attributable to increased depreciation and equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers related to our MTM services. We believe that costs of subscription services in absolute dollars for the first quarter of fiscal 2008 will slightly increase as compared to the fourth quarter of fiscal 2007 due to our continued build out of our MTM infrastructure throughout fiscal 2008.

Direct costs of subscription services increased by $1.6 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005 and represented 17% and 13% of subscription services revenue for the years ended September 30, 2006 and 2005, respectively. This increase was primarily due to the inclusion of depreciation, connection fees and equipment charges associated with our Global Roamer services as a result of the acquisition of SIGOS on April 3, 2006 and increased depreciation and equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers, and increased depreciation related to cost of third party software for a product that was launched during the second quarter of fiscal 2006.

Direct Costs of Ratable Licenses.

Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses increased by approximately $3.4 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006 and represented 35% and 49% of ratable licenses revenue for the years ended September 30, 2007 and 2006, respectively. The increase was primarily related to the inclusion of costs for twelve months in fiscal 2007 as compared to six months in fiscal 2006 since Keynote SIGOS was acquired in April 2006. The increase was also attributable to test equipment sold as part of each new customer contract. The cost of this equipment is being expensed ratably over the same twelve to thirty-six months period as the revenue to which it is associated. The decrease in direct costs of ratable licenses as a percentage of the ratable license revenue is due to containing costs for personnel and consulting associated with customer support and new customer deployment relatively constant in fiscal year 2007. We believe that direct costs of ratable licenses in absolute dollars for the first quarter of fiscal 2008 will slightly increase as compared to the fourth quarter of fiscal 2007 due to an increase in cost of materials and supplies associated with increased ratable licenses revenue.

Direct costs of ratable licenses increased by approximately $1.2 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. This increase was due to the fact that Keynote SIGOS was acquired in April 2006.

Direct Costs of Professional Services.

Direct costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our WebEffective Intelligence Platform and Financial Services scorecard services, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by $811,000 for the year ended September 30, 2007 as compared to the year ended September 30, 2006 and represented 69% and 74% of professional service revenue for the years ended September 30, 2007 and 2006, respectively. The decrease in direct costs of professional services was primarily due to lower personnel related costs associated with our CEM services due to stringent cost containment as well as lower panel and reward costs due to lower demand in CEM engagements. The decrease was offset slightly by an increase of $374,000 related to our ITM engagements which experienced increased external consulting expenses related to increased custom projects. We expect that direct costs of professional services in absolute dollars for the first quarter of fiscal 2008 will remain comparable to the fourth quarter of fiscal 2007.

Direct costs of professional services decreased by approximately $196,000 for the year ended September 30, 2006 as compared to the year ended September 30, 2005 and represented 74% and 65% of professional service revenue for the years ended September 30, 2006 and 2005, respectively. The decrease in direct costs of professional services was primarily due to a decrease in CEM WebEffective engagements resulting in a decrease in personnel and external consulting expenses. This decrease was offset partially by an increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005, and an increase in facility rent related to our Financial Services scorecard services as a result of our acquisition of the GomezPro business of Watchfire on November 30, 2005.

Development

	2007	% Change	2006	% Change	2005
	(In thousands)

Development	$11,559	22%	$9,452	24%	$7,615

Development expenses consist primarily of compensation and related costs for development personnel. Development expenses increased by $2.1 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. This increase was primarily attributable to twelve months of costs associated with Keynote SIGOS in fiscal 2007 as compared to six months in fiscal 2006. We anticipate that development expenses in absolute dollars for the first quarter of fiscal 2008 will increase slightly compared to the fourth quarter of fiscal 2007 due to increased personnel headcount and higher consulting expenses.

Development expenses increased by $1.8 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. This increase was primarily attributable to additional personnel and related costs as a result of our acquisition of Keynote SIGOS in the second half of fiscal 2006, an increase in stock-based compensation due to the adoption of SFAS 123R on October 1, 2005, and an increase in consulting expenses, offset partially by a decrease in personnel costs related to non-SIGOS research and development.

Operations

	2007	% Change	2006	% Change	2005
	(In thousands)

Operations	$7,673	7%	$7,203	18%	$6,114

Operations expenses consist primarily of compensation and related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses increased by $470,000 for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase in operations expenses was primarily due to an increase of $279,000 related to additional headcount and $149,000 in consulting costs. We anticipate that operations expenses in absolute dollars for the first quarter of fiscal 2008 will remain comparable to the fourth quarter of fiscal 2007.

Our operations expenses increased by $1.1 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase in operations expenses was primarily due to an increase in stock-based compensation due to the adoption of SFAS 123R on October 1, 2005, increased personnel costs including bonus and salary, and increased repair and maintenance expense.

Sales and Marketing

	2007	% Change	2006	% Change	2005
	(In thousands)

Sales and marketing	$20,127	19%	$16,856	29%	$13,060

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $3.3 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. Approximately $1.5 million of the increase was attributable to twelve months of Keynote SIGOS costs being included in fiscal 2007 as compared to six months in fiscal 2006. The remaining increase was primarily related to increased headcount of sales personnel and related costs as a result of our continued investment in our sales organization. We believe that continued investments in our sales and marketing efforts are essential for us to maintain our market position and to further increase acceptance of our services. We anticipate that sales and marketing expenses in absolute dollars for the first quarter of fiscal 2008 will increase as compared to the fourth quarter of fiscal 2007 due to additional headcount and personnel related costs.

Our sales and marketing expenses increased by approximately $3.8 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase was primarily attributable to additional personnel costs as a result of our acquisitions of Keynote SIGOS, in the second half of fiscal 2006, and an increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005. Further increase was attributable to increased personnel, restructuring, recruiting and travel related costs associated with additional sales personnel and increased spending on modifications to our Web site.

General and Administrative

	2007	% Change	2006	% Change	2005
	(In thousands)

General and administrative	$9,856	0%	$9,840	26%	$7,796

General and administrative expenses consist primarily of salaries and related expenses, accounting, legal and administrative expenses, insurance, professional services fees and other general corporate expenses. Our general and administrative expenses increased slightly by $16,000 for the year ended September 30, 2007 as compared to the year ended September 30, 2006. Our general and administrative expenses increased by approximately $1.0 million due to twelve months of Keynote SIGOS expenses in fiscal 2007 as compared to six months of expenses in fiscal 2006 and to a lesser extent, higher personnel costs related to additional headcount. The increase was offset by a decrease of approximately $1.0 million in expenses related to a reduction in audit related and compliance fees. We anticipate that general and administrative expenses in absolute dollars for the first quarter of fiscal 2008 will remain comparable with the fourth quarter of fiscal 2007.

Our general and administrative expenses increased by approximately $2.0 million for the year ended September 30, 2006 as compared to the year ended September 30, 2005. The increase in our general and administrative expenses was primarily due to increased personnel and personnel related costs due to the acquisition of Keynote SIGOS in the second half of fiscal 2006, and an increase in stock-based compensation expense due to the adoption of SFAS 123R on October 1, 2005. Additionally, the increase in expenses resulted from increased audit and accounting fees due to the acquisition and to compliance requirements and due to an increase in non-SIGOS personnel. These increases were partially offset by decreases in legal expenses associated with a litigation settlement in fiscal 2005 related to our Netraker acquisition, and a decrease in expense as a result of the settlement of a preferential claim for approximately $184,000 in fiscal 2006. There was no similar legal expense or preferential claim recorded for the year ended September 30, 2006.

Excess Occupancy (Income) Costs

	2007	% Change	2006	% Change	2005
	(In thousands)

Rental income	$(1,353)	35%	$(1,002)	53%	$(655)
Rental and other expenses	1,088	10%	989	(9)%	1,089

Excess occupancy (income) costs	$(265)	1938%	$(13)	(103)%	$434

Excess occupancy (income) costs are expenses associated with the portion of our headquarters building that we do not occupy, such as property taxes, insurance, building depreciation, leasing broker fees, and tenant improvement amortization. These particular expenses are reduced by the rental income from the leasing of this space in our headquarters building. The costs are based on the actual square footage available for lease to third parties, which was approximately 60% for all the years ended September 30, 2007, 2006 and 2005. The increase in excess occupancy income in fiscal 2007 as compared to fiscal 2006 was primarily due to an increase in tenant income of approximately $351,000 due to the leasing of additional space, offset by a net increase in expenses of $99,000. In October 2007, we signed long-term agreements with tenants for the remaining unoccupied portion of our headquarters building which brings occupancy to 100% when we include the portion occupied by us. Therefore, we expect the excess occupancy income will be approximately $270,000 for the first quarter of fiscal 2008.

The decrease in expenses in fiscal 2006 as compared to fiscal 2005 was primarily due to an increase in tenant income of approximately $347,000 due to the leasing of additional space, and due to property tax refunds and the reversal of accruals related to the resolution of our property tax returns for the years ended 2002 through 2004, amounting to $111,000.

Amortization of Identifiable Intangible Assets and In-process Research and Development

	2007	% Change	2006	% Change	2005
	(In thousands)

Amortization of identifiable intangible assets — software	$754	109%	$360	N/A	$—
Amortization of identifiable intangible assets — other	2,195	8%	2,024	(17)%	2,435
In-process research and development costs	—	(100)%	840	N/A	—

Total amortization of identifiable intangible assets and in-process research and development	$2,949	(9)%	$3,224	32%	$2,435

Total amortization of identifiable intangible assets increased by approximately $565,000 for the year ended September 30, 2007 as compared to the corresponding period in fiscal 2006 primarily due to twelve months of amortization related to our Keynote SIGOS acquisition in fiscal 2007 as compared to six months of amortization in fiscal 2006. The increase in amortization was slightly offset by certain intangibles becoming fully amortized in the second half of fiscal 2007. Amortization of intangible assets — software relates to our Keynote SIGOS developed technology related to our SIGOS SITE system and is reflected in costs of revenue in our consolidated statements of operations.

Amortization of identifiable intangible assets decreased by approximately $51,000 for the year ended September 30, 2006 as compared to fiscal 2005 primarily due to certain intangibles becoming fully amortized in the second half of fiscal 2005 and the first half of fiscal 2006, partially offset by increased amortization of identifiable intangible assets resulting from our Keynote SIGOS and the Gomez Pro business acquisitions.

For the year ended September 30, 2006, we expensed $840,000 of in-process research and development related to the estimated fair value of an acquired in-process research and development project in connection with the acquisition of Keynote SIGOS. This project is related to certain components of SIGOS SITE technology, which had not yet reached technological feasibility and had no alternative future use. The estimated fair value of this project was determined based on the income approach method as of the acquisition date which represents the present worth of the net economic benefit to be received over the life of the developed asset. This approach includes estimating the expected after-tax cash flows attributable to the asset over its life and converting these after-tax cash flows to present value through “discounting.” The discounting process uses a rate of return that accounts for both the time value of money and investment risk factors. The present value of the after-tax cash flows over the life of the asset is totaled to arrive at an indication of the fair value of the asset. This amount was immediately expensed as of the acquisition date.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At September 30, 2007, we had a remaining balance of approximately $8.0 million of identifiable intangible assets that are being amortized over a three to six and one half-year expected life. We expect the amortization of identifiable intangible assets to be approximately $719,000 for the first quarter of fiscal 2008, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of September 30, 2007, as listed in the table below, will be fully amortized by September 2012 (in thousands):

	Technology	Technology	Customer
	Based - Software	Based - Other	Based	Trademark	Covenant	Backlog	Total

Net carrying value at September 30, 2007	$3,235	$749	$3,044	$668	$67	$200	$7,963

Interest Income, and Interest and Other Expenses

	2007	% Change	2006	% Change	2005
	(In thousands)

Interest income	$4,759	3%	$4,634	39%	$3,344
Interest and other expenses	(9)	(88)%	(76)	407%	(15)

Interest income, interest and other expenses, net	$4,750	4%	$4,558	37%	$3,329

Interest income, and interest and other expenses, net, increased by $192,000 for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase in interest income, and interest and other expenses, net, was primarily attributable to slightly increased investment yields resulting from higher balance of invested cash, cash equivalents, and short-term investments. We expect that interest income, and interest and other expenses, net, for the first quarter of fiscal 2008 will be approximately $1.3 million, absent any additional transactions, and assuming no material changes in interest rates.

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

(Provision for) Benefit from Income Taxes

	2007	% Change	2006	% Change	2005
	(In thousands)

(Provision for) benefit from income taxes	$(4,145)	(7)%	$(3,877)	(268)%	$2,309

For the year ended September 30, 2007, we recorded a net tax expense of approximately $4.1 million. Our effective tax rate for the year ended September 30, 2007 was approximately 759% including the effect of the adjustment of the valuation allowance. In the fourth quarter of the year, we recorded deferred income tax expense of approximately $3.3 million associated with an increase in the valuation allowance against our net deferred assets. This increase was primarily due to:

•	Net loss incurred in fiscal 2007 and

•	Recent history of losses

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

The tax rate differed from the statutory rates primarily due to nondeductible stock option compensation charges related to incentive stock options, an effective foreign tax rate that is less than the U.S. statutory and the change in the company’s valuation allowance.

We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax returns are fully supportable. We adjust these reserves, as well as related interest, in light of changing circumstances such as the progress of tax examinations and the expiration of the statute of limitations.

We had net operating loss carryforwards for federal income tax purposes of approximately $62.0 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the years 2017 through 2026. In addition, we had approximately $30.0 million of net operating loss carryforwards available to reduce future taxable income for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the years 2008 through 2016.

As of September 30, 2007, we had research credit carryforwards of approximately $2.4 million for federal and $2.1 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit can be carried forward indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings indefinitely in those foreign subsidiaries. Undistributed earnings of our foreign subsidiaries amounted to approximately $1.5 million at September 30, 2007. If we distribute these earnings, in the form of dividends and otherwise, we would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

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

Liquidity and Capital Resources

	As of September 30,
	2007	2006
	(In thousands)

Cash, cash equivalents and short-term investments	$107,935	$90,751
Accounts receivable, net	$5,988	$7,122
Working capital	$87,818	$80,765
Days sales in accounts receivable (DSO)(a)	31	43

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three month period) multiplied by number of days in the period

	2007	2006	2005
	(In thousands)

For the year ended September 30:
Cash provided by operating activities	$20,380	$10,615	$10,961
Cash provided by (used in) investing activities	$(35,208)	$7,138	$41,987
Cash provided by (used in) financing activities	$11,007	$(19,096)	$(15,946)

Cash, cash equivalents and short-term investments and working capital

At September 30, 2007, we had approximately $42.9 million in cash and cash equivalents and approximately $65.0 million in short-term investments, for a total of approximately $107.9 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better.

Cash flows from operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

Our largest source of operating cash flow is cash collections from our customers for our subscription services, ratable licenses and professional services. Payments from customers for subscription services are generally collected in the beginning of the subscription period, ranging from one to twelve months or monthly during the life of the subscription period. Payments for our ratable licenses are generally collected by the delivery of the SIGOS SITE system. Payments from some of our customers are collected at the end of the monthly service period or as milestones are completed. Our primary use of cash from operating activities are for personnel related expenditures, payment of insurance, regulatory compliance and other expenses for the operations of our business.

Comparison of Years Ended September 30, 2007 and 2006

For the year ended September 30, 2007, net cash provided by operating activities was approximately $20.4 million which was primarily due to a net loss of $4.7 million, adjusted for all non-cash amortization, depreciation charges and stock-based compensation. Net cash provided by operating activities for fiscal 2007 was primarily due to an increase in deferred revenue, an increase in accounts payable and accrued expenses and a decrease in accounts receivable. The increase in deferred revenue is primarily attributable to Keynote SIGOS where 100% of the cash is collected upon acceptance of the SIGOS SITE system, but revenue is being recognized over the maintenance period, which typically ranges from 12 to 36 months period. The decrease in accounts receivable is due to improved collections as evidenced by our lower DSO in fiscal 2007 as compared to fiscal 2006.

Comparison of Years Ended September 30, 2006 and 2005

For the year ended September 30, 2006, net cash provided by operating activities was approximately $10.6 million which was primarily due to net loss, adjusted for all non-cash amortization and depreciation charges, stock-based compensation, and changes in deferred tax assets and liabilities and deferred revenue. The decrease in net income in 2006 compared to 2005, after excluding non-cash items was primarily offset by an increase in deferred revenue of approximately $2.8 million and an increase in accounts payable and accrued expenses due to increased spending in audit and tax services related to regulatory compliance and increased expenses related to our most recent acquisition in April 2006, as well as timing of payments related to marketing programs.

Cash flow from investing activities

The changes in cash flows from investing activities primarily relate to acquisitions and the timing of purchases and maturities of investments. We also use cash to invest in capital and other assets to support our growth and infrastructure.

Comparison of Years Ended September 30, 2007 and 2006

Cash flows from investing activities decreased for the year ended September 30, 2007 compared to the prior year primarily due to the net purchases of short-term investments, the cash paid for the Keynote SIGOS earnout, and to a lesser extent, the cash used for the payment of fixed assets.

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

Comparison of Years Ended September 30, 2007 and 2006

Cash flows from financing activities increased for the year ended September 30, 2007 compared to the prior year primarily due to modest repurchases of our common stock in fiscal 2007 as compared to fiscal 2006. In addition, the increase was attributable to higher proceeds received from the issuance of common stock associated with employees exercising stock options and our employee stock purchase plan. We utilized approximately $1.2 million and $22.8 million to repurchase shares of our common stock in the open market during the years ended September 30, 2007 and 2006, respectively. We received approximately $12.2 million and $3.7 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan for the years ended September 30, 2007 and 2006, respectively.

Comparison of Years Ended September 30, 2006 and 2005

Cash flows from financing activities decreased for the year ended September 30, 2006 compared to the prior year primarily due to the repurchases of our common stock, partially offset by the proceeds received from the issuance of common stock associated with employee stock options and employee stock purchase plan. We utilized approximately $22.8 million and $23.3 million to repurchase shares of our common stock in the open market during the years ended September 30, 2006 and 2005, respectively. We received approximately $3.7 million and $7.4 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan for the years ended September 30, 2006 and 2005, respectively.

Commitments and Contractual Obligations

As of September 30, 2007, our principal commitments consisted of approximately $4.0 million in real property and automobile operating leases and capital and equipment operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to twenty-one months to 72 bandwidth and co-location providers amounting to $766,000 in the aggregate for 72 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth. We expect to make additional capital expenditures of approximately $1.0 million related to our operations and headquarters building for the first quarter of fiscal 2008, absent any other acquisitions or extraordinary transactions.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2007 (in thousands):

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations: Capital Leases	$59	$27	$32	$—	$—
Contractual Obligations: Operating Leases	3,984	853	1,445	846	840
Contingent Commitments: Bandwidth and Collocation	766	711	55	—	—

Total	$4,809	$1,591	$1,532	$846	$840

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, commitments and capital expenditures for at least the next twelve months. Factors that could affect our cash position include potential acquisitions, additional stock repurchases, decreases in customers or renewals, decreases in revenue or changes in the value of our short-term investments. If, after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our future operating asset and liability balances, and our future working capital requirements may be impacted.

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

Indemnification

We generally do not indemnify customers for our measuring, monitoring and testing Web-based applications against legal claims that our products and services infringe on third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that we could be subject to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and in the opinion of management, we do not have a liability related to any infringement claims subject to indemnification and as such, there is no material adverse affect on our financial condition, liquidity or results of operations.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”) to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Periods.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and establishes retrospective application as the required method for reporting a change in accounting principle. FAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable, and for reporting a change when retrospective application is determined to be impracticable. FAS 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this pronouncement in its fiscal year beginning October 1, 2006 and such adoption did not have an impact on its consolidated results of operations and financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year beginning October 1, 2007. We are currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition. It is possible that the tax reserves will be adjusted; however the amount cannot be determined at this time.

In June 2006, Emerging Issues Task Force (“EITF”) issue EITF 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)” (“EITF 06-3”) was ratified. This issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and requires additional disclosures related to those taxes on either a gross (included in revenue) or a net (excluded from revenue) basis. This issue is effective for fiscal years beginning after December 15, 2006, which will be our fiscal year beginning October 1, 2007. We are currently evaluating the impact of EITF 06-3 on our consolidated results of operations and financial condition.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify and evaluate financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying and evaluating the effects of financial statement misstatements: (i) the balance sheet (“iron curtain”) method and (ii) the income statement (“rollover”) method. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover method quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of the rollover method can lead to the accumulation of misstatements in the balance sheet. Prior to the adoption of SAB 108, we historically used the rollover method for quantifying and evaluating identified financial statement misstatements.

By issuing SAB 108, the SEC staff established an approach that requires quantification and evaluation of financial statement misstatements based on the effects of the misstatements under both the iron curtain and rollover methods. This model is commonly referred to as a “dual approach.”

SAB 108 requires companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment recorded to the opening balance of accumulated deficit. We adopted SAB 108 in the fourth quarter of fiscal 2007. We elected to record the effects of applying SAB 108 using the cumulative effect transition method and, as such, recorded a $2.1 million reduction in accumulated deficit as of October 1, 2006. The following table summarizes the effects of applying SAB 108 for each period in which the identified misstatement originated through September 30, 2006 (in thousands):

	Period in Which Misstatement Originated(a)
	Cumulative			Adjustment
	Prior	Fiscal Years Ended		Recorded as of
	September 30,	September 30,		October 1,
	2004	2005	2006	2006

Accounts receivable — billing adjustments(b)	$240	$—	$—	$240
Accounts payable and accrued expenses — foreign entities and acquirees(c)	335	—	4	339
Accrued expenses — bandwidth and connection fees(d)	185	13	—	198
Accrued expenses — professional fees(e)	121	—	—	121
Accrued expenses — facility insurance and other costs(f)	59	15	—	74
Accrued expenses — annual report printing costs(g)	165	—	—	165
Accrued expenses — property taxes and related costs(h)	75	323	—	398
Accrued expenses — acquisition related(i)	110	—	—	110
Accrued expenses — various(j)	443	23	(30)	436

Impact on net income (loss) and accumulated deficit	$1,733	$374	$(26)	$2,081	(k)

(a)	We previously quantified these errors under the rollover method and concluded that they were immaterial, individually and in the aggregate, to our consolidated financial statements.

(b)	We maintain a billing allowance that represents the reserve for potential billing adjustments that are recorded as a reduction of revenue. We determined that the allowance included estimated amounts in excess of subsequent billing adjustments that had not been relieved in the appropriate period.

(c)	Numerous vendor invoices ($107,000) and accrued expenses ($232,000) pertaining to foreign entities and acquirees were subsequently paid but the related amounts recorded in accounts payable were not relieved.

(d)	Certain accrued expenses for estimated bandwidth and connection fees had been recorded in excess of amounts listed on vendor invoices subsequently received and the excess accrued expense balance was not relieved.

(e)	Certain accrued expenses for audit ($48,000), tax return preparation fees ($58,000) and legal fees ($15,000) had been recorded in excess of amounts listed on vendor invoices subsequently received. The remaining accrued expense balances were not relieved.

(f)	Accrued expenses associated with our headquarters facility, such as insurance ($23,000) and facilities labor ($51,000) charges had been recorded in excess of amounts listed on vendor invoices subsequently received and the remaining accrued expense balance was not relieved.

(g)	Accrued expenses associated with the costs of producing our annual reports, such as creating, printing, and mailing costs had been recorded in excess of amounts listed on vendor invoices subsequently received and the remaining accrued expense balance was not relieved.

(h)	Pertains to accrued property taxes associated with the purchase of our headquarters building. Originally, the headquarters building was accounted for as a synthetic lease. When the building was purchased in September 2002, we recorded a loss on termination of the lease which was calculated by comparing the purchase price of the building to its fair value. A third party was engaged to assist with reducing the property taxes such that the property taxes would be based on the new market value instead of the original purchase price. The property tax accruals were related to costs of the third-party vendor, related legal costs, and the potential property taxes based on the difference between the original purchase price and new market value. In fiscal 2006, we successfully finalized the property tax audits for the years in question and are currently paying property taxes on the current market value rather than the original purchase price. When the property tax audits were completed, the accruals were not relieved.

(i)	Accrued liabilities associated with the settlement of accounts payable balances of an acquiree in excess of final amounts paid to the vendors.

(j)	Accrued expenses associated with tax return preparation ($157,000), consulting fees ($30,000), preparation of the annual report ($109,000), holiday events ($16,000) and annual meeting with sales force ($124,000) recorded prior to the periods in which the expenses were incurred.

(k)	Represents the net reduction to accumulated deficit recorded as of October 1, 2006 to reflect the initial application of SAB No. 108.

The effect of these misstatements on our results of operations for the first three quarters of the year ended September 30, 2007 was not significant.

We determined that there was no tax impact as a result of the misstatements described above as the tax impact would have been offset with a corresponding change in the valuation allowance for deferred tax assets.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which will be the Company’s fiscal year beginning October 1, 2008. We are currently evaluating the effect, if any, of adoption on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for us beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact of adopting FAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

Item 7A.	Qualitative And Quantitative Disclosures About Market Risks.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks we may use derivative financial instruments in accordance with our investment and foreign exchange policies. We have not and currently do not use derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Sensitivity.  Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at September 30, 2007, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $534,000 on an annualized basis.

Foreign Currency Fluctuations and Derivative Transactions.  A substantial majority of our revenue and expenses are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pounds. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Revenues derived from customers outside of the United States, of which are billed from our headquarters, in San Mateo, CA, and have the U.S. dollar as the functional currency are collected in foreign currencies. Revenues derived from customers outside of the United States, of which are billed from our Nuremberg office are typically billed in Euros. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Interest and Other Expenses” in the accompanying consolidated statements of operations totaled $3,000, ($76,000), and ($52,000) for the years ended September 30, 2007, 2006, and 2005, respectively.

Item 8.	Financial Statements and Supplementary Data.

Keynote Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, CA

We have audited the accompanying consolidated balance sheet of Keynote Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(Q) to the consolidated financial statements, effective October 1, 2006, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

As discussed in Note 2(L) to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2007 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, CA
December 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Keynote Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Keynote Systems, Inc. and subsidiaries as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(L) to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/  KPMG LLP

Mountain View, California
December 13, 2006

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$42,875	$45,662
Short-term investments	65,060	45,089

Total cash, cash equivalents and short-term investments	107,935	90,751
Accounts receivable, less allowance for doubtful accounts of $119 and $55, at September 30, 2007 and 2006, respectively, and less billing adjustment of $165 and $418, at September 30, 2007 and 2006, respectively	5,988	7,122
Prepaids, deferred costs and other current assets	2,703	2,655
Inventories	1,059	876
Deferred tax assets	3,922	1,389

Total current assets	121,607	102,793
Deferred costs	1,301	—
Property and equipment, net	35,480	34,464
Goodwill	63,129	48,676
Identifiable intangible assets, net	7,963	10,105
Deferred tax assets	—	3,114

Total assets	$229,480	$199,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,285	$1,558
Accrued expenses	11,656	10,748
Current portion of capital lease obligation	24	31
Deferred revenue	19,824	9,691

Total current liabilities	33,789	22,028
Long-term portion of capital lease obligation	31	50
Deferred rent and other long-term liabilities	292	—
Long-term deferred revenue	2,136	958
Long-term deferred tax liability	2,347	2,727

Total liabilities	38,595	25,763

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,436,648 and 19,072,349 shares issued and outstanding as of September 30, 2007 and 2006, respectively	18	19
Treasury stock, 92,000 and 2,000,000 shares as of September 30, 2007 and 2006, respectively	(1,151)	(21,150)
Additional paid-in capital	325,525	330,398
Accumulated deficit	(140,188)	(137,578)
Accumulated other comprehensive income	6,681	1,700

Total stockholders’ equity	190,885	173,389

Total liabilities and stockholders’ equity	$229,480	$199,152

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended September 30,
	2007	2006	2005
	(In thousands, except per
	share amounts)

Net revenue:
Subscription services	$42,662	$40,826	$39,618
Ratable licenses	13,220	2,541	—
Professional services	11,872	12,141	14,074

Total revenue, net	67,754	55,508	53,692
Costs and expenses
Costs of revenue
Direct costs of subscription services	8,389	6,953	5,340
Direct costs of ratable licenses	4,598	1,233	—
Direct costs of professional services	8,164	8,975	9,171
Development	11,559	9,452	7,615
Operations	7,673	7,203	6,114
Amortization of intangible assets — software	754	360	—

Total costs of revenue	41,137	34,176	28,240
Sales and marketing	20,127	16,856	13,060
General and administrative	9,856	9,840	7,796
Excess occupancy (income) costs	(265)	(13)	434
Amortization of intangible assets — other	2,195	2,024	2,435
In-process research and development	—	840	—

Total costs and expenses*	73,050	63,723	51,965

(Loss) income from operations	(5,296)	(8,215)	1,727
Interest income	4,759	4,634	3,344
Interest and other expenses	(9)	(76)	(15)

Net (loss) income before (provision for) benefit from income taxes	(546)	(3,657)	5,056
(Provision for) benefit from income taxes	(4,145)	(3,877)	2,309

Net (loss) income	$(4,691)	$(7,534)	$7,365

Net (loss) income per share:
Basic	$(0.27)	$(0.41)	$0.37
Diluted	$(0.27)	$(0.41)	$0.35
Shares used in computing basic and diluted net (loss) income per share:
Basic	17,533	18,278	19,677
Diluted	17,533	18,278	20,860

*Stock-based compensation by category:
Direct cost of ratable licenses	$190	$94	$—
Direct cost of professional services	470	518	—
Development	921	887	—
Operations	584	662	—
Sales and marketing	1,280	1,100	—
General and adminstrative	633	458	—

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousand, except share amounts)

Balance as of October 1, 2004	19,808,310	$19	(2,556)	$(29)	$339,734	$(137,409)	$(321)	$201,994	—
Repurchase of common stock	—	—	(1,878,284)	(22,697)	(56)	—	—	(22,753)
Issuance of common stock	827,028	1	—	—	7,361	—	—	7,362
Retirement of treasury stock	(1,028,640)	—	1,028,640	11,689	(11,689)	—	—	—
Net income	—	—	—	—	—	7,365	—	7,365	$7,365
Foreign currency translation	—	—	—	—	—	—	(66)	(66)	(66)
Unrealized gain on available-for sale investments	—	—	—	—	—	—	16	16	16

Balance as of September 30, 2005	19,606,698	$20	$(852,200)	$(11,037)	335,350	$(130,044)	$(371)	$193,918	$7,315

Repurchase of common stock	—	—	(2,121,716)	(22,732)	(64)	—	—	(22,796)
Issuance of common stock	439,567	—	—	—	3,685	—	—	3,685
Tax benefit related to stock options	—	—	—	—	326	—	—	326
Retirement of treasury stock	(973,916)	(1)	973,916	12,619	(12,618)	—	—	—
Stock-based compensation	—	—	—	—	3,719	—	—	3,719
Net loss	—	—	—	—	—	(7,534)	—	(7,534)	$(7,534)
Foreign currency translation	—	—	—	—	—	—	1,763	1,763	1,763
Unrealized gain on available-for sale investments	—	—	—	—	—	—	308	308	308

Balance as of September 30, 2006	19,072,349	$19	(2,000,000)	$(21,150)	$330,398	$(137,578)	$1,700	$173,389	$(5,463)

Cumulative effect of the adoption of SAB No. 108 (See Note 2(Q))	—	—	—	—	—	2,081	—	2,081	—

Adjusted balances, October 1, 2006	19,072,349	19	(2,000,000)	(21,150)	330,398	(135,497)	1,700	175,470	(5,463)
Repurchase of common stock	—	—	(92,000)	(1,151)	(3)	—	—	(1,154)
Issuance of common stock	1,364,299	1	—	—	12,192	—	—	12,193
Retirement of treasury stock	(2,000,000)	(2)	2,000,000	21,150	(21,148)	—	—	—
Stock-based compensation	—	—	—	—	4,086	—	—	4,086
Net loss	—	—	—	—	—	(4,691)	—	(4,691)	(4,691)
Foreign currency translation	—	—	—	—	—	—	4,828	4,828	4,828
Unrealized gain on available-for sale investments	—	—	—	—	—	—	153	153	153

Balance as of September 30, 2007	18,436,648	$18	(92,000)	$(1,151)	$325,525	$(140,188)	$6,681	$190,885	$290

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(4,691)	$(7,534)	$7,365
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,581	3,997	3,406
Stock-based compensation	4,078	3,719	—
Charges to bad debt and billing adjustment reserves	355	272	171
Impairment of short-term investment	42	—	—
(Accretion)/amortization of debt investment (discount)/ premium	(1,327)	460	2,843
Amortization of identifiable intangible assets	2,949	2,384	2,435
In-process research and development	—	840	—
Tax benefit from stock options	—	326	—
Excess income tax benefit from stock options	—	(61)	—
Deferred tax assets and liabilities, net	12	2,200	(2,663)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	1,138	314	(299)
Inventories	(69)	34	—
Prepaids, deferred costs and other assets	(846)	176	39
Accounts payable and accrued expenses	4,103	694	(989)
Deferred revenue	10,055	2,794	(1,347)

Net cash provided by operating activities	20,380	10,615	10,961

Cash flows from investing activities:
Purchases of property and equipment	(5,540)	(3,058)	(3,634)
Purchases of businesses and assets, net	(393)	(32,042)	(2,802)
Earnout payment for acquisition of business	(10,587)	—
Purchases of short-term investments	(93,765)	(60,883)	(105,077)
Maturities and sales of short-term investments	75,077	103,121	153,500

Net cash provided by (used in) investing activities	(35,208)	7,138	41,987

Cash flows from financing activities:
Repayment of credit facilities	(32)	(46)	(48)
Excess income tax benefit from stock options	—	61	—
Proceeds from issuance of common stock and exercise of stock options	12,193	3,685	7,362
Repurchase of outstanding common stock	(1,154)	(22,796)	(23,260)

Net cash provided by (used in) financing activities	11,007	(19,096)	(15,946)

Effect of exchange rate changes on cash and cash equivalents	1,034	71	—
Net (decrease) increase in cash and cash equivalents	(2,787)	(1,272)	37,002
Cash and cash equivalents at beginning of the year	45,662	46,934	9,932

Cash and cash equivalents at end of the year	$42,875	$45,662	$46,934

Supplemental cash flow disclosure:
Income taxes paid (net of refunds) during the year	$911	$839	$268
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$110	$—	$—
Retirement of treasury stock	$21,150	$12,619	$11,689

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	The Company

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), after elimination of intercompany accounts and transactions. The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries.

Certain amounts in the consolidated financial statements and notes to consolidated financial statements for prior years have been reclassified to conform to the fiscal 2007 presentation. Net operating results have not been affected by these reclassifications. Specifically, (1) ratable licenses revenue has been reclassified from subscription services revenue along with the corresponding direct costs of revenue, (2) amortization of intangible assets for software related developed technology has been reclassified from amortization of intangible assets-other and (3) development and operations expenses have been reclassified from expenses and shown as separate line items within costs of revenue on the Company’s consolidated statement of operations.

(B)	Revenue Recognition

Revenue consists of subscription services revenue, ratable licenses revenue and professional services revenue and is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. The Company considers a customer signed quote, contract, or equivalent document to be evidence of an arrangement.

•	Delivery of the product or service. For subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. The Company’s subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. For ratable licenses, delivery occurs when all elements of the arrangement have either been delivered or accepted, if acceptance language exists.

•	Fee is fixed and determinable. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the client will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

The Company does not generally grant refunds. Revenue is not recognized for free trial periods.

Subscription Services Revenue:  Subscription services revenue consists of fees from sales of subscriptions to our Perspective family of services and Global Roamer.

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company also enters into multiple element arrangements where sufficient objective evidence of fair value does not exist for the allocation of revenue. In addition, the individual elements contained within the subscription arrangements do not have value to the customers on a stand-alone basis given that customers are purchasing an ongoing service activity and not discrete activities. Therefore, the subscriptions are considered to be a single unit of accounting and the Company recognizes the entire arrangement fee as revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.

For customers that pay in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers billed in arrears, subscription services revenue is invoiced and recognized monthly upon completion of the services. Revenue from the use of CEM technology in CEM engagements is recorded as professional services revenue. However, in instances where customers solely require the use of the technology, such technology is sold on a stand-alone subscription basis. As a result, such revenue is recognized ratably over the subscription period, commencing on the day service is first provided, and recorded as subscription services revenue.

Ratable Licenses Revenue:  Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”) as a result of the Company’s acquisition of SIGOS Systemintegration GmbH (“Keynote SIGOS”) in the third quarter of fiscal 2006. The Company frequently enters into multiple element arrangements with mobile customers, for the sale of its automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the EITF Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. This determination is based on the hardware component of the Company’s multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.

None of the Keynote SIGOS implementation/integration services provided by the Company are considered to be essential to the functionality of the licensed products. This assessment is due to the implementation/integration services being performed during a relatively short period (generally within two to three months) compared to the length of the arrangement which typically ranges from twelve to thirty-six months. Additionally, the implementation/integration services are general in nature and the Company has a history of successfully gaining customer acceptance.

The Company cannot allocate the arrangement consideration to the multiple elements based on the vender specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, the Company recognizes the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance language exists, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

Professional Services Revenue:  Professional services revenue consists of fees generated from LoadPro, CEM and professional consulting services that are purchased as part of a professional service project. Revenue from these services are recognized as the services are performed, typically over a period of one to three months. For professional service projects that contain milestones, the Company recognizes revenue once the services or milestones have been delivered, based on input measures. Payment occurs either up-front or over time.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company also enters into multiple element arrangements, which generally consist of either: 1) the combination of subscription and professional services, or 2) multiple professional services. For these arrangements, the Company recognizes revenue in accordance with EITF 00-21. The Company allocates and defers revenue for the undelivered items based on objective evidence of fair value of the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. When sufficient objective evidence of fair value does not exist for undelivered items when subscription and professional services are combined, the entire arrangement fee is recognized ratably over the remaining applicable performance period for the subscription services once the professional services have been delivered. When sufficient objective evidence of fair value does not exist for undelivered items where only professional services are combined, the entire arrangement fee is deferred and revenue is recognized upon the delivery of all the elements of the arrangement.

Deferred Revenue:  Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services and ratable licenses revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and primarily relates to ratable licenses revenue.

Deferred Costs:  Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent Deferred Costs in the Consolidated Balance Sheet. Contract lives generally range from one to three years. These deferred costs are amortized to cost of subscription services over the life of the customer contract. Amortization of these deferred costs commences when revenue recognition commences which is typically when evidence of delivery or acceptance occurs.

(C)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used in accounting for, among other things, allowance for doubtful accounts and billing allowance, valuation allowances for deferred tax assets, useful lives of property, equipment and intangible assets, asset impairments and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

(D)	Cash and Cash Equivalents

The Company considers all highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less to be cash equivalents in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

(E)	Short-Term Investments

The Company classifies all of its short-term investments as available-for-sale. These investments mature or reset in one year or less as of the balance sheet dates, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. The Company determines the appropriate classification of its

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may occasionally sell these securities prior to their stated maturities. As these debt securities are viewed by management as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities”, debt securities with maturities beyond twelve months (such as our auction rate securities) are classified as current assets under the caption “Short-term Investments” in the accompanying Consolidated Balance Sheets. These securities are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest and other expenses in its Consolidated Statement of Operations. Any realized gains and losses are recorded based on the specific identification method. The Company did not have any realized gains or losses for the years ended September 30, 2007, 2006 and 2005.

(F)	Inventories

Inventories related to SIGOS SITE products and services were approximately $1.1 million as of September 30, 2007 and $876,000 as of September 30, 2006. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of subscription services. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.

(G)	Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the equipment or the lease term. Leasehold and building improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term, which ranges from five to 30 years. The cost of the Company’s headquarters building is being depreciated over a thirty-year life.

(H)	Accumulated Other Comprehensive Income (Loss) and Foreign Currency Translation

The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consists of net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in interest and other expenses in the

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

consolidated statements of operations as incurred and were approximately $3,000, ($76,000), and ($52,000) for the years ended September 30, 2007, 2006 and 2005, respectively.

At September 30, the components of accumulated other comprehensive income (loss) reflected in the Consolidated Statements of Stockholders’ Equity consisted of the following (in thousands):

	2007	2006

Unrealized losses on investments	$(3)	$(156)
Cumulative translation adjustments	6,684	1,856

	$6,681	$1,700

The Company did not provide a tax benefit relating to the unrealized loss on its available for sale investments as the tax benefit related to this loss when sold would be fully reserved as the Company feels that it is not more likely than not that such benefit would be realized. In addition, there is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.

(I)	Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the aging of accounts receivable, the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate based on the receivable balance. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends. In addition to the allowance for doubtful accounts, the Company maintains a billing allowance that represents the reserve for potential billing adjustments that are recorded as a reduction of revenue. The Company’s billing allowance is calculated as a percentage of revenue based on historical trends and experience.

The allowance for doubtful accounts and billing allowance represent management’s best estimate as of the balance sheet dates, but changes in circumstances relating to accounts receivable and billing adjustments, including unforeseen declines in market conditions and collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.

Activity in the allowance for doubtful accounts and billing adjustment is as follows (in thousands):

	Balance	Charged	Write-Offs/		Balance
	at	to	Credit		at
	Beginning	Operations/	Memos		End of
Classification Period	of Period	Revenue	Issued	Adjustments(1)	Period(2)

For the year ended:
September 30, 2007	$473	$355	$(304)	$(240)	$284
September 30, 2006	$534	$272	$(333)	$—	$473
September 30, 2005	$758	$171	$(395)	$—	$534

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	SAB 108 adjustment to fiscal 2007 beginning balance, charged to retained earnings. (See note 2(Q))

(2)	Included in the balance at the end of the period is an amount of $165,000, $418,000, and $381,000 in billing adjustments as of September 30, 2007, 2006 and 2005, respectively.

At September 30, 2007 one customer accounted for 11% of the Company’s total accounts receivable. At September 30, 2006, one customer accounted for 18% of the Company’s total accounts receivable. For the year ended September 30, 2007, no single customer accounted for more than 10% of total revenue. For the year ended September 30, 2006, one customer accounted for 12% of revenue. For the year ended September 30, 2005 no single customer accounted for more than 10% of total revenue.

(J)	Excess Occupancy (Income) Costs

Excess occupancy costs are fixed expenses associated with the portion of the Company’s headquarters building not occupied by the Company, such as property taxes, insurance, and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters building acquired in September 2002 and are based on the actual square footage unoccupied by the Company, which was 60% for each of the twelve months ended September 30, 2007, 2006 and 2005. These particular costs are reduced by the rental income from the leasing of space not occupied by the Company in the headquarters building. Rental income was approximately $1.4 million, approximately $1.0 million, and $655,000 for the years ended September 30, 2007, 2006 and 2005, respectively. As of September 30, 2007, the Company had leased space with twelve tenants of which ten had noncancellable operating leases, which expire on various dates through 2014. At September 30, 2007, future minimum rents receivable under the leases, are as follows (in thousands):

Year ending September 30:
2008	$1,984
2009	1,716
2010	1,198
2011	1,057
2012	756
Thereafter	193

Total future minimum rents receivable	$6,904

(K)	Goodwill and Identifiable Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and other identifiable intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are generally amortized on a straight-line basis over a three to six and one half-year period. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable at least annually at September 30 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The first step

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

determines the fair value of the reporting unit using the market capitalization value and compares it to the reporting unit’s carrying value. The Company determined its market capitalization value based on the number of shares outstanding and the stock price as of September 30, 2007. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess. The Company has determined that it has only one reporting unit.

In accordance with SFAS 142, the Company completed the annual impairment test and concluded that no impairment existed at September 30, 2007.

(L)	Stock-Based Compensation

The Company offers stock-based employee compensation plans, which are more fully described in Note 7. Effective October 1, 2005, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, in which compensation cost was recognized beginning with the effective date for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

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

Determining Fair Value under SFAS 123R:  The Company estimates the fair value of each option award granted using the Black-Scholes option pricing model. Stock options vest on a graded schedule, however the Company determines the fair value of each award as a single award and recognizes the expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The exercise price of the options granted is equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally expire ten years from the date of grant.

Expected Volatility:  The Company’s expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. The Company bases its expected volatility on a weighted average calculation on historical volatility.

Risk-free Interest Rate:  The risk-free rate for the expected term of the option and stock purchase is based on the average yield to maturity of treasury bills and bonds as reported by the Federal Reserve bank of St. Louis in effect at the time of the option grant or stock purchase.

Expected Term:  The Company’s expected term of options granted is derived from a risk-adjusted single-exercise factor lattice model.

Estimated Forfeitures:  SFAS 123R requires that the stock option expense recognized be based on awards that are ultimately expected to vest, and therefore a forfeiture rate should be applied at the time of grant and revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates. The estimated forfeiture rate of 22% and 23% for the year ended September 30, 2007 and 2006, respectively, is derived from historical pre-vest termination rates and is used in determining compensation expense.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

If the fair value based method prescribed by SFAS 123 had been applied in measuring employee stock compensation expense for the year ended September 30, 2005, the pro-forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

Year Ended September 30, 2005

Net income, as reported	$7,365
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects*	(3,569)

Pro forma net income	$3,796

Net income per share:
Basic — as reported	$0.37
Basic — pro forma	0.19
Diluted — as reported	0.35
Diluted — pro forma	0.19

*	No tax effects were included in the determination of pro forma net income because the deferred tax asset resulting from stock-based employee compensation would be offset by an additional valuation allowance for deferred tax assets.

Prior to the adoption of SFAS 123R, all tax benefits of deductions resulting from the exercise of stock options were presented as operating cash flows in the Company’s consolidated statement of cash flows. In accordance with SFAS 123R, the cash flows resulting from excess tax benefits (from equity-based compensation plans) are classified as financing cash flows. For the year ended September 30, 2006, the Company reflected $61,000 (none for the year ended September 30, 2007) of excess tax benefits from equity-based compensation plans as financing cash inflows.

The Company elected to adopt the alternative transition method provided in the FASB Staff Position 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The increase to the APIC pool is limited to the tax benefits related to an employee award that is fully vested and outstanding upon the adoption of SFAS 123R.

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

(N)	Development

Development costs are expensed as incurred until technological feasibility, defined as a working prototype, has been established, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold,

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Leased or Otherwise Marketed.” To date, the Company’s products and service offerings have been available for general release shortly before the establishment of technological feasibility and, accordingly, no development costs have been capitalized in fiscal 2007, 2006 and 2005.

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

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Year Ended September 30,
	2007	2006	2005

Numerator:
Net (loss) income	$(4,691)	$(7,534)	$7,365
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	17,533	18,278	19,677
Incremental common shares attributable to shares issuable under employee stock option plans	—	—	1,183

Denominator for diluted net (loss) income per share — weighted average shares	17,533	18,278	20,860

Basic net (loss) income per share	$(0.27)	$(0.41)	$0.37
Diluted net (loss) income per share	$(0.27)	$(0.41)	$0.35

The following potential shares of common stock have been excluded from the computation of diluted net (loss) income per share because the effect would have been antidilutive (in thousands):

	Year Ended September 30,
	2007	2006	2005

Shares outstanding under stock options	2,788	6,754	1,442
Shares of restricted stock subject to repurchase	—	—	—

The weighted-average exercise price of excluded outstanding stock options was $18.90, $13.24, and $26.08, for the years ended September 30, 2007, 2006, and 2005, respectively.

(P)	Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses included in sales and marketing in the consolidated statements of operations were approximately $817,000, $337,000, and $426,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

(Q)	Adoption of Staff Accounting Bulletin No. 108

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify and evaluate financial statement misstatements.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Traditionally, there have been two widely-recognized methods for quantifying and evaluating the effects of financial statement misstatements: (i) the balance sheet (“iron curtain”) method and (ii) the income statement (“rollover”) method. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover method quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of the rollover method can lead to the accumulation of misstatements in the balance sheet. Prior to the adoption of SAB 108, the Company historically used the rollover method for quantifying and evaluating identified financial statement misstatements.

By issuing SAB 108, the SEC staff established an approach that requires quantification and evaluation of financial statement misstatements based on the effects of the misstatements under both the iron curtain and rollover methods. This model is commonly referred to as a “dual approach.”

SAB 108 requires companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment recorded to the opening balance of accumulated deficit. The Company adopted SAB 108 in the fourth quarter of fiscal 2007. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method and, as such, recorded a $2.1 million reduction in accumulated deficit as of October 1, 2006. The following table summarizes the effects of applying SAB 108 for each period in which the identified misstatement originated through September 30, 2006 (in thousands):

	Period in which Misstatement Originated(a)			Adjustment
	Cumulative prior	Years Ended		Recorded as of
	to September 30,	September 30,		October 1,
	2004	2005	2006	2006

Accounts receivable — billing adjustments(b)	$240	$—	$—	$240
Accounts payable and accrued expenses — foreign entities and acquires(c)	335	—	4	339
Accrued expenses — bandwidth and connection fees(d)	185	13	—	198
Accrued expenses — professional fees(e)	121	—	—	121
Accrued expenses — facility insurance and other costs(f)	59	15	—	74
Accrued expenses — annual report printing costs(g)	165	—	—	165
Accrued expenses — property taxes and related costs(h)	75	323	—	398
Accrued expenses — acquisition related(i)	110	—	—	110
Accrued expenses — various(j)	443	23	(30)	436

Impact on net income (loss) and accumulated deficit	$1,733	$374	$(26)	$2,081	(k)

(a)	The Company previously quantified these errors under the rollover method and concluded that they were immaterial, individually and in the aggregate, to its consolidated financial statements.

(b)	The Company maintains a billing allowance that represents the reserve for potential billing adjustments that are recorded as a reduction of revenue. Management determined that the allowance included estimated amounts in excess of subsequent billing adjustments that had not been relieved in the appropriate period.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(c)	Numerous vendor invoices ($107,000) and accrued expenses ($232,000) pertaining to foreign entities and acquirees were subsequently paid but the related amounts recorded in accounts payable were not relieved.

(d)	Certain accrued expenses for estimated bandwidth and connection fees had been recorded in excess of amounts listed on vendor invoices subsequently received and the excess accrued expense balance was not relieved.

(e)	Certain accrued expenses for audit ($48,000), tax return preparation fees ($58,000) and legal fees ($15,000) had been recorded in excess of amounts listed on vendor invoices subsequently received. The remaining accrued expense balances were not relieved.

(f)	Accrued expenses associated with the Company’s headquarters facility, such as insurance ($23,000) and facilities labor ($51,000) charges had been recorded in excess of amounts listed on vendor invoices subsequently received and the remaining accrued expense balance was not relieved.

(g)	Accrued expenses associated with the costs of producing the Company’s annual reports, such as creating, printing, and mailing costs had been recorded in excess of amounts listed on vendor invoices subsequently received and the remaining accrued expense balance was not relieved.

(h)	Pertains to accrued property taxes associated with the purchase of the Company’s headquarters building. Originally, the headquarters building was accounted for as a synthetic lease. When the building was purchased in September 2002, management recorded a loss on termination of the lease which was calculated by comparing the purchase price of the building to its fair value. A third party was engaged to assist with reducing the property taxes such that the property taxes would be based on the new market value instead of the original purchase price. The property tax accruals were related to costs of the third-party vendor, related legal costs, and the potential property taxes based on the difference between the original purchase price and new market value. In fiscal 2006, management successfully finalized the property tax audits for the years in question and is currently paying property taxes on the current market value rather than the original purchase price. When the property tax audits were completed, the accruals were not relieved.

(i)	Accrued liabilities associated with the settlement of accounts payable balances of an acquiree in excess of final amounts paid to the vendors.

(j)	Accrued expenses associated with tax return preparation ($157,000), consulting fees ($30,000), preparation of the annual report ($109,000), holiday events ($16,000) and annual meeting with sales force ($124,000) recorded prior to the periods in which the expenses were incurred.

(k)	Represents the net reduction to accumulated deficit recorded as of October 1, 2006 to reflect the initial application of SAB No. 108.

The effect of these misstatements on the Company’s results of operations for the first three quarters of the year ended September 30, 2007 was not significant.

Management determined that there was no tax impact as a result of the misstatements described above as the tax impact would have been offset with a corresponding change in the valuation allowance for deferred tax assets.

(R) Recent Accounting Pronouncements

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In June 2006, EITF Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)” (“EITF 06-3”) was ratified. This issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and requires additional disclosures related to those taxes on either a gross (included in revenue) or a net (excluded from revenue) basis. This issue is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year beginning October 1, 2007. The Company is currently evaluating the impact of EITF 06-3 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 is effective for the first fiscal year beginning after November 15, 2007, which will be the Company’s fiscal year beginning October 1, 2008. The Company is currently evaluating the effects, if any, of adoption on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting FAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

(3)	Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and cash equivalents (in thousands):

		Gross	Estimated
	Amortized	Unrealized	Market
	Cost	Gains	Value

As of September 30, 2007:
Cash	$21,677	$—	$21,677
Commercial paper	10,720	1	10,721
Money market funds	10,477	—	10,477

Total	$42,874	$1	$42,875

As of September 30, 2006:
Cash	$7,124	$—	$7,124
Commercial paper	12,404	2	12,406
Money market funds	2,147	—	2,147
Other money market securities	23,985	—	23,985

Total	$45,660	$2	$45,662

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of September 30, 2007 and 2006 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of September 30, 2007:
State government agency securities	$7,600	$—	$—	$7,600
FNMA and FHLB securities	8,961	5	—	8,966
Corporate bonds and commercial paper	48,504	11	(21)	48,494

Total	$65,065	$16	$(21)	$65,060

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of September 30, 2006:
State government agency securities	$6,714	$—	$—	$6,714
FNMA and FHLMC securities	4,039	—	(5)	4,034
Other U.S. government agency securities	9,096	1	(23)	9,074
Corporate bonds and commercial paper	25,398	—	(131)	25,267

Total	$45,247	$1	$(159)	$45,089

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the maturities of short-term investments available for sale at September 30, 2007 (in thousands). Expected maturities of the debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Year ending September 30, 2008	$65,065	$65,060

Total	$65,065	$65,060

The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2007 and 2006 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Security Description	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

As of September 30, 2007:
U.S. federal and state government agencies	$1,000	$—	$—	$—	$1,000	$—
Corporate bonds	22,071	(21)	—	—	22,071	(21)

Total	$23,071	$(21)	$—	$—	$23,071	$(21)

As of September 30, 2006:
U.S. federal and state government agencies	$6,978	$(18)	$2,990	$(10)	$9,968	$(28)
Corporate bonds	11,472	(96)	8,069	(35)	19,541	(131)

Total	$18,450	$(114)	$11,059	$(45)	$29,509	$(159)

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the consolidated statement of operations. The Company reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Because the Company has the ability and intent to hold these investments until a recovery of the fair value of the investments, which may be maturity, the Company does not consider these particular investments to be other-than-temporarily impaired at September 30, 2007. During the fourth quarter of fiscal 2007, the Company recorded an impairment charge of $42,000 related to one of its investments in corporate bonds held by Keynote SIGOS because the Company’s intent and ability to retain its investment in this particular investment would not be sufficient to allow for the anticipated recovery in the market value.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(4)	Property and Equipment

Property and equipment, net, comprised the following (in thousands):

	Useful
	Lives	September 30,
	(Years)	2007	2006

Computer equipment and software	3-5	$25,319	$23,322
Furniture and fixtures	5	1,712	1,751
Land	—	14,150	14,150
Building	30	10,750	10,750
Leasehold and building improvements	5-30	9,380	8,384

		61,311	58,357
Less accumulated depreciation and amortization		25,831	23,893

Total		$35,480	$34,464

Depreciation expense was $4.6 million, $4.0 million and $3.4 million for the years ended September 30, 2007, 2006 and 2005, respectively.

(5)	Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill for the two years ended September 30, 2007 (in thousands):

Balance at September 30, 2005	$21,186
Additional goodwill for the GomezPro business of Watchfire Corporation (Note 8)	2,379
Additional goodwill for the acquisition of SIGOS Systemintegration GmbH (Note 8)	23,788
Adjustment to goodwill for the acquisition of Hudson Williams Europe (Note 8)	(23)
Translation adjustments	1,346

Balance at September 30, 2006	48,676
Additional goodwill for Vividence	26
Additional goodwill for the acquisition of Keynote SIGOS (Note 8)	10,561
Adjustments to goodwill for Keynote SIGOS (Note 8)	(42)
Translation adjustments and other	3,908

Balance at September 30, 2007	$63,129

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Identifiable intangible assets amounted to approximately $8.0 million (net of accumulated amortization of approximately $19.5 million and translation adjustments of approximately $807,000) and approximately $10.1 million (net of accumulated amortization of approximately $16.6 million) at September 30, 2007 and 2006, respectively. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total

As of September 30, 2006:
Gross carrying value	$3,967	$11,946	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(360)	(10,211)	(5,636)	(323)	(7)	(24)	(16,561)

Net carrying value at September 30, 2006	$3,607	$1,735	$3,749	$715	$69	$230	$10,105

As of September 30, 2007:
Gross carrying value	$3,967	$11,946	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(979)	(11,197)	(6,728)	(504)	(25)	(77)	(19,510)
Translation adjustments	247	—	387	134	16	23	807

Net carrying value at September 30, 2007	$3,235	$749	$3,044	$668	$67	$200	$7,963

Amortization expense for identifiable intangible assets for the years ended September 30, 2007, 2006 and 2005 was approximately $2.9 million, $2.4 million and $2.4 million, respectively. Amortization of developed technology related to software was $754,000 and $360,000 for the years ended September 30, 2007 and 2006, respectively. These amounts were recorded to costs of revenue. Amortization of identifiable intangible assets — other was $2.2 million, $2.0 million and $2.4 million for the years ended September 30, 2007, 2006 and 2005, respectively. There were no in-process research and development expenses for the years ended September 30, 2007 and 2005. In-process research and development expenses were $840,000 for the year ended September 30, 2006.

Assuming no additional acquisitions, the estimated future amortization expense for existing identifiable intangible assets is as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
Year ending September 30, 2008	$809	$662	$1,007	$334	$44	$100	$2,956
2009	809	73	513	334	23	100	1,852
2010	809	14	508	—	—	—	1,331
2011	808	—	508	—	—	—	1,316
2012	—	—	508	—	—	—	508

Total	$3,235	$749	$3,044	$668	$67	$200	$7,963

Weighted-average remaining useful lives as of September 30, 2007 (years)	4.0	1.1	4.3	2.0	1.5	2.0	3.6

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(6)	Accrued Expenses

Accrued expenses comprised the following (in thousands):

	September 30,
	2007	2006

Accrued employee compensation	$2,904	$2,339
Accrued audit and professional fees	770	1,443
Income and other taxes	4,227	1,093
Other accrued expenses	3,755	5,873

	$11,656	$10,748

(7)	Stockholders’ Equity

(A)	1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company’s right of repurchase that lapses as the shares vest. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of September 30, 2007, the Company was authorized to issue up to approximately 8.3 million shares of common stock under the Incentive Plan, which includes options reserved for issuance under the Company’s 1999 Stock Option Plan which plan terminated upon the completion of the Company’s initial public offering, to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. As of September 30, 2007, options to purchase approximately 5.7 million shares were outstanding under the Incentive Plan, and approximately 1.2 million shares were available for future issuance under the Incentive Plan.

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

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”).

Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of September 30, 2007, approximately 820,000 shares had been issued under the Purchase Plan, and approximately 603,000 shares had been reserved for future issuance.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(C)	Stock-Based Compensation

A Summary of activity under the Company’s option plan is as follows (in thousands expect per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at September 30, 2004	5,889	$13.39	7.6
Granted	2,011	12.07
Exercised	(741)	8.78
Forfeited, canceled or expired	(923)	14.02

Outstanding at September 30, 2005	6,236	$13.42	7.5
Granted	2,247	11.25
Exercised	(359)	8.09
Forfeited, canceled or expired	(1,370)	12.16

Outstanding at September 30, 2006	6,754	$13.24	7.1
Granted	761	12.63
Exercised	(1,259)	9.00
Forfeited or canceled	(444)	12.06
Expired	(89)	12.62

Outstanding at September 30, 2007	5,723	$14.21	6.8	$15,482
Vested and expected to vest	5,350	$14.37	6.6	$14,744
Exercisable at September 30, 2007	3,549	$15.68	5.6	$11,180

The aggregate intrinsic values in the table above are based on the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of “in the money” options outstanding, vested and expected to vest and exercisable, respectively.

During the years ended September 30, 2007 and 2006 the Company recorded non-cash stock-based compensation expense of $4.1 million and $3.7 million under SFAS 123R. There was no income tax benefit associated with the stock-based compensation expense because the deferred tax asset resulting from stock-based compensation was offset by an additional valuation allowance for deferred tax assets.

The weighted average grant-date fair value of options granted during the years ended September 30, 2007, 2006 and 2005 was $3.78, $3.41, and $3.09 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2007, 2006 and 2005 was approximately $6.2 million, $1.5 million, and $2.7 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted under the Incentive Plan for the years ended September 30, 2007, 2006, and 2005, respectively, are as follows:

	2007	2006	2005*

Volatility	29.4%	30.2%	32.8%
Risk-free interest rates	4.61%	4.93%	3.66%
Expected life (in years)	3.8	3.7	2.8
Dividend yield	—	—	—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Weighted-average assumptions for options related to the employee stock purchase plan for the years ended September 30, 2007, 2006, and 2005, respectively, were as follows:

	2007	2006	2005*

Volatility	25.0%	29.0%	28.0%
Risk-free interest rates	4.91	4.84%	2.12%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—

*	The assumptions used in the twelve months ended September 30, 2005 were used to calculate pro forma compensation expense per SFAS 123 as disclosed in Note 2(L) “Pro-Forma Disclosure for Twelve Months ended September 30, 2005”.

The total fair value of shares vested during the years ended September 30, 2007, 2006 and 2005 was $3.2 million, $3.4 million and $3.2 million, respectively.

As of September 30, 2007, there was $6.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.5 years).

The following table summarizes the shares available for grant for the years ended September 30, 2007, 2006, and 2005 (in thousands):

	Year Ended September 30,
	2007	2006	2005

Shares available at the beginning of the year	1,474	2,954	4,042
Options granted	(761)	(2,247)	(2,011)
Options cancelled	444	1,138	840
Plan shares expired	—	(603)	—
Options expired	89	232	83

Shares available for grant at end of the year	1,246	1,474	2,954

(D)	Stock Repurchase Plan

On December 4, 2006, as part of its overall stock repurchase program, the Company entered into agreements with B. Riley & Co., Inc. (“B. Riley”) and Craig-Hallum Capital Group (“Craig-Hallum”) to establish Trading Plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each Trading Plan instructs B. Riley and Craig-Hallum, respectively, to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1.0 million shares each, of the Company’s common stock, for an aggregate of up to 2.0 million shares. Repurchases under the Trading Plans are scheduled to terminate as late as December 2007. During fiscal 2007, the Company did not repurchase any shares of it common stock under such Trading Plans with B. Riley and Craig-Hallum since the conditions in accordance with Rule 10b-18 of the Exchange Act did not occur during fiscal 2007.

Although there were no shares acquired through the Trading Plans, there were 92,000 shares acquired through the Board approved repurchase program in fiscal 2007. In accordance with the repurchase program and Trading Plans, the Company acquired approximately 2.1 million shares of common stock in fiscal 2006. As of September 30, 2007, approximately 14.4 million shares had been repurchased for an aggregate price of approximately $136.4 million.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of September 30, 2007, the Company was authorized to repurchase up to an additional $56.6 million of its common stock pursuant to the Board approved stock repurchase program.

The Company retired approximately 2.0 million and 974,000 shares of treasury stock in fiscal 2007 and 2006, respectively.

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

On April 3, 2006, the Company acquired all the outstanding shares of Keynote SIGOS, a mobile data network testing and monitoring solutions provider, for approximately €25 million, or approximately $30.1 million at then current exchange rates, and incurred approximately $1.2 million of direct transaction costs.

Of the cash paid at closing, approximately $6 million (€5 million) was withheld in an escrow account for specified indemnity obligations. In accordance with the purchase agreement, the Company released approximately $5.6 million (€4.1 million) from escrow to the former shareholders of Keynote SIGOS in April 2007. In addition, the Company paid an additional €8 million, or approximately $10.6 million at then current exchange rates, in the second quarter of fiscal 2007. This additional purchase consideration increased goodwill and was based on revenue and profitability milestones achieved in calendar 2006. During the three months ended June 30, 2007, the Company recorded an adjustment to decrease goodwill for Keynote SIGOS in the amount of $132,000. The adjustment related to the unpaid portion of the estimated $1.2 million of direct transaction costs which management deemed as unnecessary since the estimated transaction costs exceeded the actual costs incurred and paid. During the fourth quarter of fiscal 2007, the German tax auditors reviewed Keynote SIGOS tax returns related to years 2002 to 2004 and determined that there was a net underpayment of approximately €63,000 ($90,000). In accordance with EITF Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” goodwill was increased by approximately $90,000, since these amounts were incurred prior to the Keynote SIGOS acquisition. Therefore, the Company recorded a net adjustment to decrease goodwill in the amount of $42,000 during fiscal 2007.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(9)	Income Taxes

(Loss) income before income taxes is attributed to the following geographic locations for the years ended September 30, 2007, 2006, and 2005 (in thousands):

	Year Ended September 30,
	2007	2006	2005

United States	$(1,484)	$(252)	$4,988
Foreign	938	(3,405)	68

(Loss) income before income taxes	$(546)	$(3,657)	$5,056

(Provision) benefit for income taxes for the years ended September 30, 2007, 2006, and 2005 consisted of the following (in thousands):

	Year Ended September 30,
	2007	2006	2005

Current:
Federal	$—	$(125)	$(76)
Foreign	(4,007)	(1,306)	(100)
State	(120)	(345)	(178)

Total current tax expense	$(4,127)	$(1,776)	$(354)

Reduction in goodwill for the tax benefit from utilization of acquired company’s tax attributes	$—	$—	$(437)

Deferred:
Federal	$(2,955)	$(3,407)	$3,100
Foreign	3,362	1,963	—
State	(425)	(657)	—

Total deferred tax expense	$(18)	$(2,101)	$3,100

Total (provision) benefit for income taxes	$(4,145)	$(3,877)	$2,309

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(Provision) benefit for income taxes for the years ended September 30, 2006, 2005, and 2004 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Year Ended September 30,
	2007	2006	2005

Federal tax benefit (expense) at statutory rate	$191	$1,280	$(1,770)
State tax expense net of federal tax effect	(564)	(154)	(116)
Write off of IPR&D	—	(334)	—
Non-deductible expenses and other	(1,198)	(830)	(123)
Provision for tax for use of acquired net operating losses	—	—	(437)
Change in valuation allowance for federal and state deferred tax assets	(3,039)	(3,936)	4,831
Reduction of foreign deferred tax assets related to change in foreign statutory rate	(490)	—	—
Foreign tax differential	955	97	(76)

Total (expense) benefit	$(4,145)	$(3,877)	$2,309

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred taxes are presented below (in thousands):

	As of September 30,
	2007	2006

Deferred tax assets:
Accruals, reserves and other	$6,114	$3,484
Capitalized research and development	2,343	2,689
Intangibles related to acquisition	4,251	4,905
Property and equipment	23,947	23,599
Net operating loss carryforwards	20,687	20,213
Tax credit carryforwards	4,510	3,247

Gross deferred tax assets	61,852	58,137
Valuation allowance	(57,930)	(52,441)

Total deferred tax assets	$3,922	$5,696

Deferred tax liabilities:
Intangible assets	(2,347)	(3,920)

Total net deferred tax	$1,575	$1,776

Management has established a valuation allowance for the portion of deferred tax assets for which it is not more-likely-than-not to be realized. The net change in the total valuation allowance for the years ended September 30, 2007 and 2006 was an increase of approximately $5.5 million and $3.7 million, respectively.

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

At present, the Company’s management believes that it is more likely than not that approximately $1.6 million of net deferred tax assets, primarily related to foreign locations, will be realized in the foreseeable future; accordingly, a deferred tax asset is shown in the accompanying consolidated balance sheets and a partial valuation allowance has been established against the remaining deferred tax assets.

In the fourth quarter of fiscal 2007, the Company increased the valuation allowance against its net deferred assets by approximately $3.3 million. This increase was primarily due to:

•	The Company incurring a net loss in fiscal 2006 and in the second, third and fourth quarters of fiscal 2007, and

•	The Company incurring a net loss in the U.S. in fiscal 2007.

The tax rate differed from the statutory rates primarily due to nondeductible stock option compensation charges related to incentive stock options, an effective foreign tax rate that is less than the U.S. statutory and the change in the Company’s valuation allowance.

Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded as a reduction in goodwill, credits to paid in capital, or income tax benefit, depending on the associated deferred tax assets.

As of September 30, 2007, approximately $8.9 million of deferred tax assets, which is not included in the above table, is attributable to certain employee stock option deductions. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

Deferred tax assets of approximately $10.2 million as of September 30, 2007 pertain to certain deductible temporary differences and net operating loss carryforwards acquired in purchase business combinations. When recognized, the reversal of the related valuation allowance will be accounted for as a credit to existing goodwill or other long-term intangibles of the acquired entity rather than as a reduction of the period’s income tax provision. If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the current period.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is managements’ intention to indefinitely reinvest such undistributed earnings indefinitely in those foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1.5 million at September 30, 2007. If the Company distributes those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdictions.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $62 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the years 2017 through 2026. In addition, the Company had approximately $30 million of net operating loss carryforwards available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the years 2008 through 2016.

As of September 30, 2007, the Company had research credit carryforwards of approximately $2.4 million for federal and $2.1 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit may be carried forward indefinitely.

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

The Company leases certain of its facilities, automobiles and equipment under noncancellable capital and operating leases, which expire on various dates through August 2015. At September 30, 2007, future minimum payments under the leases, are as follows (in thousands):

	Operating	Capital

Year ending September 30:
2008	$853	$27
2009	746	17
2010	699	15
2011	507	—
2012	339	—
Thereafter	840	—

Total minimum lease payments	$3,984	59

Less amounts representing interest		(4)

Present value of minimum lease payments		55
Less current portion of obligation under capital lease		(24)

Obligations under capital leases, less current portion		$31

Rent expense was $966,000, $820,000, and $483,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

The Company had contingent commitments, which range in length from one to twenty-one months, to bandwidth and co-location providers amounting to approximately $766,000, which commitments become due if the Company terminates any of these agreements prior to their expiration.

(B)	Legal Proceedings

Beginning on August 16, 2001, several class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers, and the underwriters of its initial public offering. These lawsuits were essentially identical, and were brought on behalf of those who purchased the Company’s securities between September 24, 1999 and August 19, 2001. These complaints alleged generally that the underwriters in certain initial public offerings, including the Company’s, allocated shares in those initial public offerings in unfair or unlawful ways, such as requiring the purchaser to agree to buy in the aftermarket at a higher price or to buy shares in other companies with higher than normal commissions. The complaint also alleged that the Company had a duty to disclose the activities of the underwriters in the registration statement relating to its initial public offering. The plaintiffs’ counsel and the issuer defendants’ counsel have reached a preliminary settlement agreement whereby the issuers and individual defendants will be dismissed from the case, without any payments by the Company. Although, the settlement was preliminarily approved, while the parties’ awaited final court approval

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of the settlement, in December 2006 the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals further denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed Amended Master Allegations, and discovery is ongoing with respect to the six focus cases. There can be no assurance that the parties will be able to reach a settlement in light of any new class definition that the Court approves, or that any such settlement would be on terms as favorable to the Company as the previous settlement. If no settlement is reached, the Company will defend the litigation on its merits. No amount has been accrued as of September 30, 2007 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(C)	Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of September 30, 2007 or 2006, as costs to replace or correct product are generally reimbursable under the manufacturer’s warranty.

(D)	Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of September 30, 2007 and 2006 in the consolidated balance sheets.

(11)	Geographic and Segment Information

The Company operates in a single industry segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications. While the Company operates under one operating segment, management reviews revenue under three categories — Internet (ITM) services, Mobile (MTM) services and Customer Experience Management (CEM).

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table identifies which services are categorized as ITM, MTM and CEM services and where they are recorded in the Company’s consolidated statements of operations (listed in alphabetical order). CEM service offerings are available as both custom engagements or as a subscription service. Accordingly, CEM engagements are recorded as professional services revenue and CEM subscription services are recorded as subscription services revenue.

	Subscription	Ratable	Professional
	Services	Licenses	Services

Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro			X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
Customer Experience Management:
WebEffective	X		X
Financial Services	X		X

The following table summarizes ITM, MTM and CEM services revenue (in thousands):

	2007	2006	2005

For the year ended September 30:
Internet Subscriptions	$35,911	$35,663	$35,451
Internet Engagements	5,976	3,849	3,811

Total Internet net revenue	41,887	39,512	39,262

Mobile Subscription	4,348	2,844	2,168
Mobile Ratable Licenses	13,220	2,541	—

Total Mobile Subscriptions net revenue	17,568	5,385	2,168

CEM Subscriptions	2,402	2,319	1,999
CEM Engagements	5,897	8,292	10,263

Total CEM net revenue	8,299	10,611	12,262

Total net revenue	$67,754	$55,508	$53,692

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information regarding geographic areas is as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005

Revenues:
United States	$46,897	$47,985	$48,709
Europe*	16,291	6,238	4,351
Other*	4,566	1,285	632

	$67,754	$55,508	$53,692

*	No individual country represents more than 10% of revenue.

	September 30,
	2007	2006

Long Lived Assets:
United States	$34,543	$33,775
Germany	905	667
Other	32	22

	$35,480	$34,464

Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets in Germany include tangible assets related to the acquisition of SIGOS.

(12)	Subsequent Event

In October 2007, the Company signed long-term agreements with tenants for the remaining unoccupied portion of its headquarters’ building which brings occupancy to 100% when including the portion occupied by the Company.

On November 8, 2007, the Company entered into agreements with B. Riley & Co., (“B. Riley”) and Ferris, Baker, Watts (“Ferris”) to establish trading plans (each, a “Trading Plan”) intended to qualify under Rule 10b-5 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each Plan instructed B. Riley and Ferris, respectively, to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1 million shares each, of the Company’s common stock, for an aggregate of up to 2 million shares.

Supplementary Data (Unaudited)

The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2007.

	2007
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2006	2007	2007	2007	2007
	(In thousands, except per share data)

Revenue	$15,815	$16,714	$17,387	$17,838	$67,754
Total operating expenses	17,718	18,026	18,794	18,512	73,050
Loss from operations	(1,903)	(1,312)	(1,407)	(674)	(5,296)
Net (loss) income	264	30	(1,533)	(3,452)	(4,691)
Basic net (loss) income per share	$0.02	$—	$(0.09)	$(0.19)	$(0.27)
Diluted net (loss) income per share	$0.01	$—	$(0.09)	$(0.19)	$(0.27)

	2006
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2005	2006	2006	2006	2006
	(In thousands, except per share data)

Revenue	$13,716	$12,739	$13,867	$15,186	$55,508
Total operating expenses	13,505	13,800	18,068	18,350	63,723
(Loss) income from operations	211	(1,061)	(4,201)	(3,164)	(8,215)
Net (loss) income	587	(154)	(1,988)	(5,979)	(7,534)
Basic net (loss) income per share	$0.03	$(0.01)	$(0.11)	$(0.35)	$(0.41)
Diluted net (loss) income per share	$0.03	$(0.01)	$(0.11)	$(0.35)	$(0.41)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, CA

We have audited Keynote Systems, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of accounting principles generally accepted in the United States of America and Securities and Exchange Commission reporting matters to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. This material weakness, which relates to a deficiency in the design of operating effectiveness of the Company’s internal control over financial reporting, resulted in adjustments to the consolidated financial statements as of and for the year ended September 30, 2007, including a material adjustment to accrued liabilities, modifications to the financial statement footnote disclosures, and a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007, of the Company and our report dated December 14, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment.”

/s/  DELOITTE & TOUCHE LLP

San Jose, California
December 14, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. As described below, we have developed a plan to remediate the material weakness.

Internal Control over Financial Reporting

(a) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2007, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

While preparing the consolidated financial statements for the fiscal year ended September 30, 2007, a number of adjustments to the consolidated financial statements, including a material adjustment to accrued liabilities, and modifications to the financial statement footnote disclosures were required. These adjustments were the result of our not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of U.S. generally accepted accounting principles and SEC reporting matters to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. We believe that the lack of a sufficient complement of personnel represents a material weakness in our internal controls given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of September 30, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

We are taking steps intended to remediate the material weakness primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience. The actions we plan to take are subject to continued management review as well as audit committee oversight. While we expect to remediate this material weakness, we cannot assure you that we will be able to do so in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

In light of the aforementioned material weakness, we performed additional analysis and procedures to provide further assurance that our consolidated financial statements for the year ended September 30, 2007 present fairly and in all material respects the financial condition and result of operations for the Company in conformity with U.S. generally accepted accounting principles. As a result of this additional analysis and procedures, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended September 30, 2007 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

(b) Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 51 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors will be presented in our definitive proxy statement (“definitive proxy statement”) in connection with our 2007 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference. We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal accounting officer. This code of ethics is posted on our website. The internet address for our website is www.keynote.com and the code of ethics may be found on the page entitled “Corporate Governance”.

Item 11.	Executive Compensation.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents to be filed as part of this report:

(1) Financial Statements (see index to Item 8).

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts was omitted as the required disclosures are included in Note 2 to the consolidated financial statements.

All other schedules are omitted since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or notes thereto.

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

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-With

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04
3.02		Bylaws.	14A	000-27241	01-19-00	Annex B
3.03		Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02
4.01		Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01
10.01		Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A
10.02		1996 Stock Option Plan.	S-1	333-82781	07-13-99	10.02
10.03		1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03
10.04		1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.	S-1	333-82781	08-23-99	10.04
10.05		1999 Employee Stock Purchase Plan and related forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension.	S-1	333-82781	08-23-99	10.05
10.06		401(k) Plan.	S-1	333-82781	07-13-99	10.06
10	.07*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08
10	.08*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01
10	.09*	Promotion Agreement dated December 21, 2005 between Keynote Systems, Inc. and Andrew Hamer.	10-Q	000-27241	02-09-06	10.1
10	.10*	Addendum to Stock Option Agreement dated January 1, 2006 between Keynote Systems, Inc. and Andrew Hamer.	10-Q	000-27241	02-09-06	10.2
10	.11*	1999 Equity Incentive Plan, as amended, dated March 23, 2006	10-Q	000-27241	05-10-06	10.3
10.12		Agreement with UBS Securities LLC dated February 3, 2006	10-Q	000-27241	05-10-06	10.4

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-With

10	.13*	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*	10-Q	000-27241	08-09-06	10.5
10	.14*	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*	10-Q	000-27241	08-09-06	10.6
10	.15*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Eric Stokesberry	10-Q	000-27241	08-09-06	10.7
10	.16*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Eric Stokesberry*	10-Q	000-27241	08-09-06	10.8
10	.17*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Krishna Khadloya*	10-Q	000-27241	08-09-06	10.9
10	.18*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Krishna Khadloya*	10-Q	000-27241	08-09-06	10.10
10	.19*	Separation Agreement with Patrick Quirk dated April 7, 2006*	10-Q	000-27241	08-09-06	10.11
10	.20*	Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH (“SIGOS”) and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems+	10-Q	000-27241	08-09-06	10.12
10.21		Agreement with UBS Securities LLC dated June 8, 2006	10-Q	000-27241	08-09-06	10.13
10.22		Agreement with B. Riley & Co., Inc. dated December 1, 2006	10-Q	000-27241	02-09-07	10.22
10.23		Agreement with Craig-Hallum Capital Group LLC dated February 1, 2007	10-Q	000-27241	02-09-07	10.23
21.01		Subsidiaries of Keynote Systems, Inc.					X
23.01		Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm					X
23.02		Consent of KPMG LLP Independent Registered Public Accounting Firm					X
31.1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934,

whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Confidential treatment has been requested with regards to certain portions of this document. Such portions were filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 17th day of December 2007.

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

Name	Title	Date

Principal Executive Officer:

/s/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 17, 2007

Principal Financial and Accounting Officer:

/s/ ANDREW HAMER Andrew Hamer	Vice President and Chief Financial Officer	December 17, 2007

Additional Directors:

/s/ JENNIFER BOLT Jennifer Bolt	Director	December 14, 2007

/s/ DAVID COWAN David Cowan	Director	December 14, 2007

/s/ MOHAN GYANI Mohan Gyani	Director	December 14, 2007

Name	Title	Date

/s/ RAYMOND L OCAMPO JR Raymond L Ocampo Jr	Director	December 14, 2007

/s/ DR. DEBORAH RIEMAN Dr. Deborah Rieman	Director	December 14, 2007

/s/ CHARLES BOESENBERG Charles Boesenberg	Director	December 14, 2007