Form 10-Q
period 2007-12-31
KEYNOTE SYSTEMS INC
filed 2008-02-11
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-27241
KEYNOTE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3226488 (I.R.S. Employer Identification No.)

777 Mariners Island Blvd., San Mateo, CA (Address of principal executive offices)	94404 (Zip Code)
Registrant’s telephone number, including area code: (650) 403-2400
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of February 6, 2008
Common Stock, $.001 par value	18,811,866 including 1,653,164 treasury shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	September 30,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$41,563	$42,875
Short-term investments	57,851	65,060

Total cash, cash equivalents, and short-term investments	99,414	107,935
Accounts receivable, less allowance for doubtful accounts and billing adjustment of $283 and $284 at of December 31, 2007 and September 30, 2007, respectively	7,732	5,988
Prepaids, deferred costs and other current assets	3,720	2,703
Inventories	1,173	1,059
Deferred tax assets	3,954	3,922

Total current assets	115,993	121,607
Deferred costs and other long-term assets	3,105	1,301
Property and equipment, net	35,724	35,480
Goodwill	64,061	63,129
Identifiable intangible assets, net	7,374	7,963

Total assets	$226,257	$229,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,959	$2,285
Accrued expenses	13,277	11,656
Current portion of capital lease obligation	21	24
Deferred revenue	20,795	19,824

Total current liabilities	36,052	33,789
Long-term portion of capital lease obligation	28	31
Deferred rent and other long-term liabilities	2,060	292
Long-term deferred revenue	1,457	2,136
Long-term deferred tax liability	2,420	2,347

Total liabilities	42,017	38,595

Commitments and contingencies — see Note 10
Stockholders’ equity:
Common stock	19	18
Treasury stock	(10,944)	(1,151)
Additional paid-in capital	328,098	325,525
Accumulated deficit	(140,851)	(140,188)
Accumulated other comprehensive income	7,918	6,681

Total stockholders’ equity	184,240	190,885

Total liabilities and stockholders’ equity	$226,257	$229,480

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31,
	2007	2006
Net revenue:
Subscription services	$10,872	$10,507
Ratable licenses	4,002	2,206
Professional services	2,846	3,102

Total revenue, net	17,720	15,815
Costs and expenses
Costs of revenue
Direct costs of subscription services	2,111	2,058
Direct costs of ratable licenses	1,603	1,083
Direct costs of professional services	1,805	2,123
Development	3,133	2,872
Operations	2,003	1,842
Amortization of intangible assets — software	205	183

Total costs of revenue	10,860	10,161
Sales and marketing	5,767	4,629
General and administrative	2,487	2,379
Excess occupancy income	(281)	(27)
Amortization of intangible assets — other	537	576

Total costs and expenses	19,370	17,718

Loss from operations	(1,650)	(1,903)
Interest income	1,285	1,121
Interest and other expenses	(135)	—

Net loss before (provision for) benefit from income taxes	(500)	(782)
(Provision for) benefit from income taxes	(244)	1,046

Net (loss) income	$(744)	$264

Net (loss) income per share:
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.01
Shares used in computing basic and diluted net (loss) income per share:
Basic	18,237	17,116
Diluted	18,237	17,686
See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(744)	$264
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,287	1,093
Stock-based compensation	1,100	920
Charges to bad debt and billing adjustment reserves	51	83
Accretion of debt investment discount	(551)	(245)
Amortization of identifiable intangible assets	742	759
Deferred tax assets and liabilities, net	—	525
Changes in operating assets and liabilities:
Accounts receivable	(1,768)	(648)
Inventories	(87)	217
Prepaids, deferred costs and other assets	(1,159)	(1,021)
Accounts payable and accrued expenses	1,501	(1,108)
Deferred revenue	(42)	3,841

Net cash provided by operating activities	330	4,680

Cash flows from investing activities:
Purchases of property and equipment	(1,351)	(704)
Purchase of businesses and assets, net	—	(307)
Maturities and sales of short-term investments	30,699	8,363
Purchases of short-term investments	(23,171)	(7,330)

Net cash provided by investing activities	6,177	22

Cash flows from financing activities:
Repayment of credit facilities	(7)	(15)
Proceeds from issuance of common stock and exercise of stock options	1,595	746
Repurchase of outstanding common stock	(9,815)	—

Net cash provided by (used in) financing activities	(8,227)	731

Effect of exchange rate changes on cash and cash equivalents	408	82

Net change in cash and cash equivalents	(1,312)	5,515
Cash and cash equivalents at beginning of the period	42,875	45,662

Cash and cash equivalents at end of the period	$41,563	$51,177

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$198	$183

Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$206	$418

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     (1) Basis of Presentation
The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the results of operations and cash flows for the interim periods ended December 31, 2007 and 2006.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2007 included in the Company’s Report on Form 10-K as filed with the SEC. The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation.
The results of operations and cash flows for any interim period are not necessarily indicative of the Company’s results of operations and cash flows for any other future interim period or for a full fiscal year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing allowance, inventories and inventory valuation, allocation of purchase price for business combinations, useful lives of property, equipment and intangible assets, asset impairments, the fair values of options granted under the Company’s stock-based compensation plans and valuation allowances for deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.
Certain amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the prior year have been reclassified to conform to the fiscal 2008 presentation. Net operating results have not been affected by these reclassifications. Specifically, (1) ratable licenses revenue has been reclassified from subscription services revenue along with the corresponding direct costs of revenue, (2) amortization of intangible assets for software related developed technology has been reclassified from amortization of intangible assets-other and (3) development and operations expenses have been reclassified from expenses and shown as separate line items within costs of revenue on the Company’s condensed consolidated statement of operations.
Recently Adopted Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for the Company’s fiscal year beginning October 1, 2007.
Upon adoption of FIN 48 on October 1, 2007, the Company recognized a cumulative effect adjustment of $81,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the October 1, 2007 accumulated deficit balance. At December 31, 2007, the Company has recorded unrecognized tax benefits of approximately $5.0 million. Of this amount, approximately $1.7 million has been recorded in the income tax payable account which is included in deferred rent and other long-term liabilities on the condensed consolidated balance sheets and the remaining $3.3 million has been booked as a de-recognition of deferred tax assets. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of December 31, 2007, the Company has accrued $20,000 for payment of interest and penalties related to unrecognized tax benefits which was recorded as part of its provision for income taxes.
The table below shows the changes in the accumulated deficit as of December 31, 2007 (in thousands):

Balance at September 30, 2007, as reported	$	(140,188)
FIN 48 adjustments to beginning balance		81
Net loss during the period		(744)

Balance at December 31, 2007	$	(140,851)

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, United Kingdom, Netherlands and Germany. Tax years 1994 – 2006 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.
Stock Based Compensation
(a) Summary of Plans
As of December 31, 2007, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of December 31, 2007, options to purchase approximately 6.0 million shares were outstanding under the Incentive Plan, and approximately 816,000 shares were available for future issuance under the Incentive Plan.
As of December 31, 2007, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2007, approximately 820,000 shares had been issued under the Purchase Plan, and approximately 603,000 shares had been reserved for future issuance.
(b) Summary of Assumptions and Activity
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchase rights under the equity incentive plans are as follows:

	Three Months Ended
	December 31,
	2007	2006
Stock Option Under Equity Incentive Plan:
Volatility	30.9%	29.5%
Risk free interest rate	3.9%	4.6%
Expected life (in years)	4.50	3.83
Dividend yield	—	—
Employee Stock Purchase Plan:
Volatility	24.4%	27.0%
Risk free interest rate	4.8	5.1%
Expected life (in years)	1.25	1.25
Dividend yield	—	—

A summary of option activity through December 31, 2007, and changes during the quarter then ended, is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at September 30, 2007	5,723	$14.21	6.8	$15,482
Granted	454	$14.90
Exercised	(174)	$8.59
Forfeited or canceled	(22)	$13.55
Expired	(1)	$10.85

Outstanding at December 31, 2007	5,980	$14.42	6.8	$16,202
Exercisable at December 31, 2007	3,610	$15.76	5.6	$11,800
The weighted average grant-date fair value of options granted during the quarter ended December 31, 2007 was $4.84 per share. The aggregate intrinsic value of options exercised during the quarter ended December 31, 2007 was approximately $981,000.
As of December 31, 2007, there was approximately $7.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.3 years).
Excess Occupancy Income
Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, leasing broker fees and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters’ building acquired in September 2002 and are based on the actual square footage unoccupied by the Company, which was determined to be approximately 60% during the three months ended December 31, 2007 and 2006. Rental income was approximately $607,000 and $280,000 for the three months ended December 31, 2007 and 2006, respectively. Rental income was greater than the excess occupancy costs, thus generated an excess occupancy income. As of December 31, 2007, the Company had leased space with fifteen tenants of which thirteen had noncancelable operating leases, which expire on various dates through 2014. As of December 31, 2007, future minimum rents receivable under the leases, are as follows (in thousands):

Fiscal years:
2008 (remaining nine months)	$1,890
2009	2,301
2010	1,805
2011	1,686
2012	1,408
Thereafter	307

Total future minimum rents receivable	$9,397

(2) Revenue Recognition
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
     Subscription Services Revenue: Subscription services revenue consists of fees from sales of subscriptions to the Company’s Perspective family of services and Global Roamer.
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
     Professional Services Revenue: Professional services revenue consists of fees generated from LoadPro, CEM and professional consulting services that are purchased as part of a professional service project. Revenue from these services is recognized as the services are performed, typically over a period of one to three months. For professional service projects that contain milestones, the Company recognizes revenue once the services or milestones have been delivered, based on input measures. Payment occurs either up-front or over time.

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
     Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent Deferred Costs in the Condensed Consolidated Balance Sheet. Contract lives generally range from one to three years. These deferred costs are amortized to cost of ratable licenses over the life of the customer contract. Amortization of these deferred costs commences when revenue recognition commences which is typically when evidence of delivery or acceptance occurs.
(3) Accumulated Other Comprehensive Income and Foreign Currency Translation
The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in interest and other expenses in the condensed consolidated statements of operations as incurred.
The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Net (loss) income	$(744)	$264
Net unrealized gain on available-for-sale investments	10	59
Foreign currency translation gain	1,227	1,177

Comprehensive income	$493	$1,500

The Company did not provide for taxes relating to the unrealized gain on its available for sale investments as the taxes related to this gain when sold would be fully offset through a reduction of the valuation allowance on deferred tax assets. In addition, there is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.

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
The Company classifies all of its short-term investments as available-for-sale. These investments mature or reset in one year or less as of the balance sheet dates, and consist of investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the three months ended December 31, 2007 or 2006.
The following table summarizes the Company’s cash and cash equivalents as of December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$24,688	$—	$—	$24,688
Commercial paper	2,831	—	—	2,831
Money market mutual funds	14,044	—	—	14,044

Total	$41,563	$—	$—	$41,563

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
State government agency securities	$9,250	$—	$—	$9,250
FNMA and FHLMC securities	12,425	9	—	12,434
Corporate bonds and commercial paper	36,166	11	(10)	36,167

Total	$57,841	$20	$(10)	$57,851

The following table summarizes the maturities of fixed maturity short-term investments available for sale as of December 31, 2007 (in thousands). Expected maturities of debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Twelve month ending December 31, 2008	$57,841	$57,851

During the three months ended December 31, 2007, the Company recorded an impairment charge of $46,000 related to one of its investments held by Keynote SIGOS because the Company’s intent and ability to retain its investment in this particular investment would not be sufficient to allow for the anticipated recovery in the market value. There was no impairment charge for the three months ended December 31, 2006.
(6) Inventories
Inventories related to SIGOS SITE systems were approximately $1.2 million and $1.1 million as of December 31, 2007 and September 30, 2007, respectively. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.
(7) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the three months ended December 31, 2007 (in thousands):

Balance at September 30, 2007	$63,129
Translation adjustments	932

Balance at December 31, 2007	$64,061

Identifiable intangible assets amounted to approximately $7.4 million (net of accumulated amortization of approximately $20.3 million and translation adjustments of approximately $1.0 million) at December 31, 2007, and approximately $8.0 million (net of accumulated amortization of approximately $19.5 million and translation adjustments of $807,000) at September 30, 2007. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of December 31, 2007:
Gross carrying value	$3,967	$11,946	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(1,305)	(11,255)	(7,019)	(552)	(30)	(91)	(20,252)
Translation adjustments	314	—	445	154	18	29	960

Net carrying value at December 31, 2007	$2,976	$691	$2,811	$640	$64	$192	$7,374

As of September 30, 2007:
Gross carrying value	$3,967	$11,946	$9,385	$1,038	$76	$254	$26,666
Accumulated amortization	(979)	(11,197)	(6,728)	(504)	(25)	(77)	(19,510)
Translation adjustments	247	—	387	134	16	23	807

Net carrying value at September 30, 2007	$3,235	$749	$3,044	$668	$67	$200	$7,963

Amortization expense for identifiable intangible assets for the three months ended December 31, 2007 and 2006 was $742,000 and $759,000, respectively. Amortization of developed technology related to software was $205,000 and $183,000 for the three months ended December 31, 2007 and 2006, respectively. These amounts were recorded to costs of revenue.

Assuming no additional acquisitions, the estimated future amortization expense for existing identifiable intangible assets as of December 31, 2007 is as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
Remaining nine months of 2008	$621	$550	$709	$194	$22	$74	$2,170
2009	828	78	587	258	14	83	1,848
2010	828	13	565	—	—	—	1,406
2011	828	—	561	—	—	—	1,389
2012	—	—	561	—	—	—	561

Total	$3,105	$641	$2,983	$452	$36	$157	$7,374

Weighted-average remaining useful lives as of December 31, 2007 (years)	3.8	1.0	4.3	1.8	1.2	1.8	3.6
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
The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2007	2006
Numerator:
Net (loss) income	$(744)	$264

Denominator:
Denominator for basic net (loss) income per share—weighted average shares	18,237	17,116

Incremental common shares attributable to shares issuable under stock option and purchase plans	—	580
Reduction in shares for average unrecognized compensation costs	—	(10)

Denominator for diluted net (loss) income per share—weighted average shares	18,237	17,686

For the three months ended December 31, 2007, 6.0 million options outstanding were excluded from the computation of diluted net loss per share since their effect would have been antidilutive. For the three months ended December 31, 2006, 4.6 million options outstanding were excluded from the computation of diluted net income per share since their effect would have been antidilutive. These shares were antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. The weighted-average exercise price of excluded outstanding stock options was $14.42 and $15.84 for the three months ended December 31, 2007 and 2006, respectively.
(9) Income Taxes
The Company’s effective tax rate for the three months ended December 31, 2007 and 2006 was (49)% and 134%, respectively. The rate for the three months ended December 31, 2007 was primarily the result of the fact that the Company is not benefiting from the losses incurred in the United States. The Company calculates its income tax provisions based on the estimated annual effective tax rate for the Company. However, as required by FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The Company also excludes the losses from jurisdictions in which the loss will not be benefited due to uncertainty of the realizabiltiy of the deferred tax assets created by the losses. The Company recorded a discrete tax provision of $4,000 during the three months ended December 31, 2007.

During the three months ended December 31, 2007, the Company entered into an agreement whereby it would purchase certain intangibles from its German subsidiary. This transaction was treated as an inter-company sale and, as such, tax is not recognized on the sale until the Company no longer benefits from the underlying assets. As such, the Company has recorded a long-term prepaid income tax asset in the amount of approximately $1.4 million which represents the income taxes that the German subsidiary will pay, for the current fiscal year, related to the sale of these intangible assets. This prepaid tax asset is included in deferred costs and other long-term assets and is being amortized through tax expense over the life of the underlying asset, which has been determined to be 48 months.
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
At September 30, 2007, the Company determined that the projected sources of future taxable income in the United States were not considered to be sufficient to support any of the deferred tax assets located in the United States. Therefore, the Company established a valuation allowance against all of the deferred tax assets related to the United States. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be reduced, which would reduce the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. In the event that management determines that the valuation allowance should be reduced, the tax effect would be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately. SFAS No. 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and ESPP shares, which have no associated tax benefit to the Company. In a future period it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result.

(10) Commitments and Contingencies
   (A) Leases
The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through August 2015. As of December 31, 2007, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Fiscal year:
2008 (remaining nine months)	$667	$20
2009	769	17
2010	711	16
2011	514	—
2012	339	—
Thereafter	840	—

Total minimum lease payments	$3,840	53

Less amounts representing interest		(4)

Present value of minimum lease payments		49
Less current portion of capital lease obligation		(21)

Long-term portion of capital lease obligation		$28

Rent expense for the three months ended December 31, 2007 and 2006 was approximately $241,000 and $215,000, respectively.
   (B) Commitments
The Company has contingent commitments, which range in length from one to twenty-two months, to 79 bandwidth and collocation providers amounting to $982,000 in the aggregate for 74 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.
   (C) Legal Proceedings
In August 2001, the Company and certain of its current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company’s initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against the Company, certain of its officers, and underwriters of the Company’s September 24, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citing several press articles, the Consolidated Complaint alleged that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claimed the underwriter defendants entered into improper commission agreements regarding aftermarket trading in the Company’s common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleged market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The claims made in the Consolidated Complaint are substantially similar to claims made in over three hundred other consolidated amended complaints filed in a coordinated matter captioned In re Initial Public Offering Securities Litigation.
The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and discovery is ongoing with respect to the six focus cases. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim. There can be no assurance that the parties will be able to reach a settlement in light of any new class definition that the Court approves, or that any such settlement would be on terms as favorable to the Company as the previous settlement. If no settlement is reached, the Company will defend the litigation on its merits.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.
The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
   (D) Warranties
The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. As of December 31, 2007 and September 30, 2007, the Company recorded no warranty liability because such liability is generally covered under the manufacturer’s warranty.
   (E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2007 and September 30, 2007 in the condensed consolidated balance sheets.
(11) Stock Repurchase Program
During the first quarter of fiscal 2008, as part of its overall stock repurchase program, the Company entered into agreements with B. Riley & Company (“B. Riley”) and Ferris, Baker Watts (“Ferris Baker”) to establish Trading Plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each Trading Plan instructs B. Riley and Ferris Baker to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1,000,000 shares each of the Company’s common stock, for an aggregate of up to 2.0 million shares. The Company acquired 486,107 shares for an aggregate price of approximately $6.7 million under these Trading Plans. As of February 1, 2008, the Trading Plans with B. Riley and Ferris Baker have been terminated. The total repurchases under those plans were 1,432,051 shares for an aggregate price of approximately $19.2 million.
In addition to the above Trading Plans, the Company repurchased 221,113 shares for an aggregate price of approximately $3.1 million in the open market during the first quarter of fiscal 2008. Therefore, in accordance with the repurchase program and Trading Plans, the Company repurchased 707,220 shares for approximately $9.8 million during the first quarter of fiscal 2008.
As of December 31, 2007, approximately 15.1 million shares of common stock had been repurchased for an aggregate price of approximately $146.2 million, since the Board approved the first repurchase program in fiscal 2001. At December 31, 2007, there were approximately 18.6 million shares of common stock outstanding and treasury stock of 799,220 shares.
In January 2008, the Board approved the repurchase of another 2.0 million shares of the Company’s common stock.
(12) Geographic and Segment Information
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

The following table identifies which services are categorized as ITM, MTM and CEM services and where they are recorded in the Company’s condensed consolidated statements of operations (listed in alphabetical order). CEM service offerings are available as both custom engagements or as a subscription service. Accordingly, CEM engagements are recorded as professional services revenue and CEM subscription services are recorded as subscription services revenue.

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro			X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
Customer Experience Management:
WebEffective	X		X
Financial Services Scorecards	X		X
The following table summarizes ITM, MTM and CEM services revenue (in thousands):

	Three Months Ended December 31,
	2007	2006
Internet Subscriptions	$8,877	$8,884
Internet Engagements	1,596	1,497

Total Internet net revenue	10,473	10,381

Mobile Subscription	1,340	997
Mobile Ratable Licenses	4,002	2,206

Total Mobile Subscriptions net revenue	5,342	3,203

CEM Subscriptions	655	626
CEM Engagements	1,250	1,605

Total CEM net revenue	1,905	2,231

Total net revenue	$17,720	$15,815

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Revenues:
United States	$11,253	$12,036
Europe*	5,222	3,024
Other*	1,245	755

Total net revenue	$17,720	$15,815

	December 31,	September 30,
	2007	2007

Long Lived Assets:
United States	$34,549	$34,543
Germany	1,147	905
Other	28	32

	$35,724	$35,480

*	No individual country represents more than 10% of total revenue.
Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets in Germany include tangible assets related to the acquisition of SIGOS.
For the three months ended December 31, 2007, no single customer accounted for 10% or more of total revenue. For the three months ended December 31, 2006, one customer accounted for approximately 11% of total revenue. As of December 31, 2007, no single customer accounted for 10% or more of total accounts receivable. At September 30, 2007, one customer accounted for 11% of total accounts receivable.
(13) Recently Issued Accounting Pronouncements
In June 2006, EITF Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)” (“EITF 06-3”) was ratified. This issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and requires additional disclosures related to those taxes on either a gross (included in revenue) or a net (excluded from revenue) basis. This issue is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF Issue 06-3 in its fiscal year beginning October 1, 2007 and such adoption did not have an impact on its consolidated results of operations and financial condition. The Company did not change its policy for presenting revenue on a net basis.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 was effective for the first fiscal year beginning after November 15, 2007. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effects, if any, of adoption on its condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting FAS 159 on its condensed consolidated financial statements.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on its consolidated financial position, results of operations and cash flows.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Keynote Systems, Inc. (referred to herein as “we,” “us,” “Keynote” or “the Company”) should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in this report as well as in our Annual Report on Form 10-K for the year ended September 30, 2007, and subsequent filings with the Securities and Exchange Commission.
Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors” in Item 1A of Part II of this report, and in our annual report on Form 10-K for the fiscal year ended September 30, 2007 and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Overview
We offer technology-based services and systems that enable enterprises to improve their mobile and online business performance and communications technologies. We offer Internet test and measurement services (“ITM”), customer experience test and measurement solutions (“CEM”), and mobile test and measurement services (“MTM”). Our ITM category includes all of our geographically- distributed web site and application monitoring and measurement services, voice over IP and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective platform whether sold as a technology license or on a subscription basis, or as part of a competitive intelligence study or custom consulting engagement and the Financial Services scorecard services sold on a subscription basis or as part of a custom consulting engagement. The MTM category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS SITE systems. We believe all of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.
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
Our net loss increased by approximately $1.0 million, from net income of $264,000 for the quarter ended December 31, 2006 to a net loss of $744,000 for the quarter ended December 31, 2007. Total revenue increased approximately $1.9 million or 12%, from approximately $15.8 million for the quarter ended December 31, 2006 to approximately $17.7 million for the quarter ended December 31, 2007. The increase in revenue was mainly related to approximately $1.8 million in ratable licenses revenue mainly as a result of sales of our SIGOS products and to a lesser extent, a slight increase of $365,000 in our ITM revenue, offset by decreased contribution from our CEM revenue of $256,000. Total expenses increased by approximately $1.7 million from approximately $17.7 million for the quarter ended December 31, 2006 to approximately $19.4 million for the quarter ended December 31, 2007. The increase in total expenses was mainly attributable to a $1.1 million increase in our sales and marketing expenses due to continued investments in our sales force. In addition, the increase was also attributable to an increase in costs of ratable licenses associated with higher ratable licenses revenue generated from existing Keynote SIGOS customers renewing existing maintenance contracts as well as new and existing customers purchasing additional SITE systems which revenue is being recorded as ratable licenses revenue.

At December 31, 2007 and 2006, we measured for revenue over 11,800 and 10,000 Internet pages, respectively.
For the three months ended December 31, 2007, our 10 largest customers accounted for approximately 32% of total revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
We believe that the challenges for our business include 1) continuing to drive growth in our ITM, MTM and CEM revenue, 2) growing multiple page/broadband related revenue while converting customers from using our single-page/single-device measurements like Web site Perspective to multi-page measurements such as Transaction Perspective and Application Perspective, 3) continuing to control our expenses in fiscal 2008 and 4) monitoring our investments in sales and marketing to ensure we receive a reasonable return.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
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
Revenue Recognition
We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the Emerging Issues Task Force Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-5”). We generally recognize revenue when all of the following criteria have been met:
•	Persuasive evidence of an arrangement,

•	Delivery of the product or service,

•	Fee is fixed and determinable and

•	Collection is deemed reasonably assured.
One of the critical judgments that we make is the assessment that “collectibility is probable.” Our recognition of revenue is based on our assessment of the probability of collecting the related accounts receivable on a customer-by-customer basis. If we determine that collection is not reasonably assured, then revenue is deferred and recognized upon the receipt of cash from that arrangement.

Our revenue consists of subscription services revenue, ratable license revenue and professional services revenue.
Subscription Services Revenue: Subscription services revenue consists of fees from subscriptions from our traditional Perspective measurements, testing, diagnostic, WebEffective, Financial Services scorecard and Global Roamer services. Revenue for these particular services are recognized in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We enter into multiple element arrangements where sufficient objective evidence of fair value does not exist for the allocation of revenue. In addition, the individual elements contained within the subscription arrangements do not have value to the customers on a stand-alone basis given that the customers are purchasing an ongoing service activity and not discrete activities. Therefore, the subscriptions are considered to be a single unit of accounting and we recognize the entire arrangement fee as revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.
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
We cannot allocate the arrangement consideration to the multiple elements based on the vendor specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, we recognize the entire arrangement fee into revenue ratably over the maintenance service period, historically ranging from twelve to thirty-six months, once the implementation/ integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance language exists, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
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

Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. For informational purposes, we have provided a reconciliation of the total net deferred revenue (both short-term and long-term), as reported on the Condensed Consolidated Balance Sheets as of December 31, 2007 and September 30, 2007 to total gross deferred revenue (in thousands):

	Domestic	International	Total
Net deferred revenue	$7,198	$15,054	$22,252
Addback: unpaid deferred revenue	1,406	5,145	6,551

Gross deferred revenue at December 31, 2007	$8,604	$20,199	$28,803

Net deferred revenue	$7,511	$14,449	$21,960
Addback: unpaid deferred revenue	3,085	1,564	4,649

Gross deferred revenue at September 30, 2007	$10,596	$16,013	$26,609

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
Allowance for Doubtful Accounts and Billing Allowance
Accounts receivable are recorded net of an allowance for doubtful accounts receivable and billing allowance and unpaid deferred revenue to the extent that there is any associated accounts receivable balance.
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
Inventories and Inventory Valuation
Inventories related to SIGOS SITE services were approximately $1.2 million as of December 31, 2007, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to cost of ratable licenses at the point of market decline value.
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

Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence and which are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the quarter ended December 31, 2007, we did not experience any write-down of inventory.
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
We performed an annual impairment review during the fourth quarter in fiscal 2005, 2006, and 2007. We did not record an impairment charge based on our reviews. The goodwill recorded on the Condensed Consolidated Balance Sheet as of December 31, 2007 was approximately $64.1 million as compared to $63.1 million as of September 30, 2007. The increase was due to the fluctuation in foreign exchange.
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
As of October 1, 2007, we adopted Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) to account for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: we determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.
During the three months ended December 31, 2007, we entered into an agreement whereby we would purchase certain intangible assets from our German subsidiary. This transaction was treated as an inter-company sale and, as such, tax is not recognized on the sale until the company no longer benefits from the underlying asset. Therefore, we have recorded a long-term prepaid tax asset in the amount of approximately $1.4 million which represents the tax that the German subsidiary will pay related to the sale of these intangible assets. This prepaid tax asset is included in deferred costs and other long-term assets and is being amortized through tax expense over the life of the underlying asset which we have deemed as 48 months.
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

	Three months ended December 31,
	2007	2006

Net revenue:
Subscription services	61.3%	66.4%
Ratable licenses	22.6	14.0
Professional services	16.1	19.6

Total revenue, net	100.0	100.0

Costs and expenses:
Costs of revenue:
Direct costs of subscription services	11.9	13.1
Direct costs of ratable licenses	9.0	6.8
Direct costs of professional services	10.2	13.4
Operations	11.3	11.6
Development	17.7	18.2
Amortization of intangible assets — software	1.2	1.2
Sales and marketing	32.6	29.3
General and administrative	14.0	15.0
Excess occupancy income	(1.6)	(0.2)
Amortization of intangible assets — other	3.0	3.6

Total costs and expenses	109.3	112.0

Loss from operations	(9.3)	(12.0)

Interest income and other, net	6.5	7.1

Net loss before (provision) benefit for income taxes	(2.8)	(4.9)

(Provision for) benefit from income taxes	(1.4)	6.6

Net (loss) income	(4.2)%	1.7%

Comparison of the Quarters Ended December 31, 2007 and 2006
Revenue

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
Subscription services	$10,872	$10,507	3%
Ratable licenses	4,002	2,206	81%
Professional services	2,846	3,102	(8)%

Total revenue, net	$17,720	$15,815	12%

Subscription Services. Revenue from subscription services increased by $365,000 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The increase in subscription services revenue for the three months ended December 31, 2007 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $1.4 million and Global Roamer services of $351,000, offset by a decrease in our single-page device subscription services of approximately $1.4 million. We are continuing to replace single-page/single device subscriptions with our multiple page/broadband services and expect to reduce single-page/single device subscriptions revenue to less than 10% of ITM subscription revenue by the end of 2008.

Ratable licenses. Revenue from ratable licenses increased by approximately $1.8 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The increase in ratable licenses revenue for the three months ended December 31, 2007 was mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. Revenue from these sales is being recognized in revenue over the maintenance period for each contract which is typically twelve to thirty-six months. We expect revenue growth for ratable licenses will be much less than experienced in prior quarters. This is primarily attributable to the amount of revenue being recognized from prior periods normalizing with new sales contracts that will be amortized over twelve to thirty-six months.
Professional Services. Revenue from professional services decreased by $256,000 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The decrease in professional services revenue for the three months ended December 31, 2007 was mainly attributable to decreased contributions from our CEM engagements of $355,000, offset by increased contribution of $100,000 from our professional services consulting engagements.
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
The following table identifies which services are categorized as ITM, MTM and CEM services and where they are recorded in our condensed consolidated statements of operations (listed in alphabetical order).

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro			X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
Customer Experience Management:
WebEffective	X		X
Financial Services Scorecards	X		X

The following table summarizes ITM, MTM and CEM revenue (in thousands):

			%
For the Three Months Ended December 31,	2007	2006	Change
	(In thousands)
Internet Subscriptions	$8,877	$8,884	—%
Internet Engagements	1,596	1,497	7%

Total Internet net revenue	10,473	10,381	1%

Mobile Subscription	1,340	997	35%
Mobile Ratable Licenses	4,002	2,206	81%

Total Mobile net revenue	5,342	3,203	67%

CEM Subscriptions	655	626	5%
CEM Engagements	1,250	1,605	(22)%

Total CEM net revenue	1,905	2,231	(15)%

Total net revenue	$17,720	$15,815	12%

Internet revenue increased by $92,000 for the three months ended December 31, 2007 compared to three months ended December 31, 2006. Internet revenue represented 59% and 66% of total revenue for the three months ended December 31, 2007 and 2006, respectively. The increase in Internet revenue in absolute dollars for the three months ended December 31, 2007 was mainly attributable to an increased contribution of approximately $1.4 million from our multiple-page/broadband services and $100,000 from our ITM engagements which consist of our load testing, VoIP and enterprise solutions engagements. The increase in total ITM revenue was offset by the secular decline of approximately $1.4 million from our single-page/single device subscriptions.
Mobile revenue increased by approximately $2.1 million for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Mobile revenue represented 30% and 20% of total revenue for the three months ended December 31, 2007 and 2006, respectively. The increase for the three months ended December 31, 2007 was mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. The increase was also attributable to increased contribution from our Global Roamer subscription services.
CEM revenue decreased by $326,000 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. CEM revenue represented 11% and 14% of total revenue for the three months ended December 31, 2007 and 2006, respectively. The decrease in CEM revenue for the three months ended December 31, 2007 was mainly attributable to decreased professional services contribution of approximately $355,000 from our customer engagements, offset partially by increased contribution of $30,000 from increased subscriptions to our CEM technology.
For the three months ended December 31, 2007, no single customer accounted for more than 10% of the Company’s total revenue. As of December 31, 2007, no single customer accounted for 10% or more of the Company’s total accounts receivable. International sales were approximately 36% and 24% of our total revenue for the three months ended December 31, 2007 and 2006, respectively.
Expenses:
Direct Costs of Subscription Services, Ratable Licenses and Professional Services

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
Direct costs of subscription services	$2,111	$2,058	3%
Direct costs of ratable licenses	$1,603	$1,083	48%
Direct costs of professional services	$1,805	$2,123	(15)%

Direct Costs of Subscription Services. Direct costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and Global Roamer services. Direct costs of subscription services remained relatively constant increasing by $53,000 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 and represented 19% and 20% of subscription services revenue for the three months ended December 31, 2007 and 2006, respectively. The increase was mainly attributable to the increase in bandwidth and connection fees related to the continued build out of our public and private agents located around the world. We do not anticipate that direct costs of subscription services for the second quarter of fiscal 2008 will change significantly in absolute dollars compared to the first quarter of fiscal 2008.
Direct Costs of Ratable Licenses. Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting cots related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses increased by $520,000 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 and represented 40% and 49% of ratable licenses revenue for the three months ended December 31, 2007 and 2006, respectively. The increase in direct costs of ratable licenses is mainly due to test equipment sold as part of each new customer contract. The cost of this equipment is being expensed ratably over the same twelve to thirty-six months period as the revenue to which it is associated. The decrease in direct costs of ratable licenses as a percentage of the ratable license revenue is due to containing costs for personnel and consulting associated with customer support and new customer deployment relatively constant in fiscal year 2007. We do not anticipate that direct costs of ratable licenses for the second quarter of fiscal 2008 will change significantly in absolute dollars compared to the first quarter of fiscal 2008.
Direct Costs of Professional Services. Direct costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our CEM engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by $318,000 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, and represented 63% and 68% of professional services revenue for the three months ended December 31, 2007 and 2006, respectively. The decrease in costs of professional services for the three months ended December 31, 2007 was primarily due to lower personnel related costs associated with our CEM services due to stringent cost containment. We do not anticipate that direct costs of professional services for the second quarter of fiscal 2008 will change significantly in absolute dollars compared to the first quarter of fiscal 2008.
Development

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
Development	$3,133	$2,872	9%
Development expenses consist primarily of compensation and related costs for development personnel. Development expenses increased by $261,000 for the three months ended December 31, 2007 compared to the three months ended December 31, 2006. The increase in development costs for the three months ended December 31, 2007 was primarily due to an increase in personnel costs due to additional headcount from 61 to 64 and higher consulting expenses. To date, all internal development expenses have been expensed as incurred. We do not anticipate that development expenses for the second quarter of fiscal 2008 will change significantly in absolute dollars compared to the first quarter of fiscal 2008.
Operations

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
Operations	$2,003	$1,842	9%
Operations expenses consist primarily of compensation and related expenses for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses increased by $161,000 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The increase in operations expenses for the three months ended December 31, 2007 was primarily attributable to an increase in personnel costs due to additional headcount and higher consulting expenses. We do not anticipate that operations expenses for the second quarter of fiscal 2008 will change significantly in absolute dollars compared to the first quarter of fiscal 2008.

Sales and Marketing

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
Sales and marketing	$5,767	$4,629	25%
Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $1.1 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The increase in sales and marketing costs for the three months ended December 31, 2007 was mainly attributable to our continued investment in sales and marketing, primarily related to additional personnel from 73 in the first quarter of fiscal 2007 to 89 in the first quarter of fiscal 2008. We believe that sales and marketing expenses for the second quarter of fiscal 2008 will increase in absolute dollars compared to the first quarter of fiscal 2008 due to the inclusion of costs related to our annual sales meeting that occurred in January 2008 and additional headcount.
General and Administrative

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
General and administrative	$2,487	$2,379	5%
General and administrative expenses consist primarily of compensation and related costs, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $108,000 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The increase in expenses was mainly attributable to higher consulting and professional fees. We believe that general and administrative expenses for the second quarter of fiscal 2008 will increase in absolute dollars compared to the first quarter of fiscal 2008 due to increased costs in professional fees and additional headcount.
Excess Occupancy Income

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
Rental income	$(607)	$(277)	119%
Rental and other expenses	326	250	30%

Excess occupancy income	$(281)	$(27)	941%

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based on the actual square footage available for lease to third parties, which was approximately 60% for the three months ended December 31, 2007 and 2006. The increase in excess occupancy income for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 was primarily due to the increase in tenant income of approximately $330,000 due to the leasing of additional space, offset by a net increase in expenses of $76,000. In October 2007, we signed long-term agreements with tenants for the remaining unoccupied portion of our headquarters building which brought its occupancy to 100% when we include the portion occupied by us. We expect the excess occupancy income will be approximately the same in the second quarter, as the first quarter, of fiscal 2008.
Amortization of Identifiable Intangible Assets

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
Amortization of identifiable intangible assets — software	$205	$183	12%
Amortization of identifiable intangible assets — other	537	576	(7)

Total amortization of identifiable intangible assets	$742	$759	(2)%

Total amortization of identifiable intangible assets was comparable for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. Amortization of intangible assets — software relates to our Keynote SIGOS developed technology related to our SIGOS SITE system and is reflected in direct costs of revenue in our condensed consolidated statements of operations.
We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At December 31, 2007, we had a remaining balance of approximately $7.4 million of identifiable intangible assets that are being amortized over a three to six and one half-year expected life. We expect the amortization of identifiable intangible assets to be approximately $725,000 for the second quarter of fiscal 2008, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of December 31, 2007, as listed in the table below, will be fully amortized by September 2012 (in thousands):

	Technology	Technology	Customer
	Based - Software	Based - Other	Based	Trademark	Covenant	Backlog	Total
Net carrying value at December 31, 2007	$2,976	$691	$2,811	$640	$64	$192	$7,374
Interest Income and Interest and Other Expenses

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
Interest income	$1,285	$1,121	15%
Interest and other expenses	(135)	—	N/A

Interest income, interest and other expenses, net	$1,150	$1,121	3%

Interest income and interest and other expenses, net increased $29,000 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The increase was due to interest income earned on higher cash balances. We expect that interest income, and interest and other expenses, net, for the second quarter of fiscal 2008 will be approximately $1.0 million, absent any additional transactions, and assuming no material changes in interest rates.
(Provision) Benefit for Income Taxes

For the three months ended December 31:	2007	2006	% Change
	(In thousands)
Benefit (provision) for income taxes	$(244)	$1,046	(123)%
Our effective tax rate for the three months ended December 31, 2007 and 2006 was approximately (49)% and 134%, respectively. The income tax provisions were calculated based on the estimated annual effective tax rate for our company. The tax benefit for the first quarter of fiscal 2008 was higher than U.S. statutory rate due to the fact that we are not realizing the benefit related to the future deductibility of the losses incurred in the U.S. We determined that due to a history of tax losses in the U.S., we may not realize the benefit from these losses and have recorded a valuation allowance against the tax asset related to the losses incurred in the U.S.
Stock-based Compensation Expense
On October 1, 2005, we adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock-options and employee stock purchase plan purchases based on estimated fair values. Stock-based compensation expense, which is included in operating expenses by category, increased by $180,000 for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The increase was due to an increase in grants of stock options to existing as well as to new employees. The following table summarizes stock-based compensation related to employee stock options and employee stock purchase plan purchases under SFAS 123R which was allocated as follows:

	Three months ended December 31,
	2007	2006
	(in thousands)
Direct costs of ratable licenses	$49	$36
Direct costs of professional services	115	140
Development	230	209
Operations	145	147
Sales and marketing	327	281
General and administrative	234	107

Stock-based compensation expense related to stock options and employee stock purchase plan	$1,100	$920

Liquidity and Capital Resources

	December 31,	September 30,
	2007	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$99,414	$107,935
Accounts receivable, net	$7,732	$5,988
Working capital	$79,941	$87,818
Days sales in accounts receivable (DSO) (a)	40	35

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

The DSO’s presented in the table above reflect the three months ended December 31, 2007 and September 30, 2007.

	2007	2006
	(In thousands)
For the three months ended December 31
Cash provided by operating activities	$330	$4,680
Cash provided by investing activities	$6,177	$22
Cash provided by (used in) financing activities	$(8,227)	$731
Cash, cash equivalents and short-term investments
As of December 31, 2007, we had approximately $41.6 million in cash and cash equivalents and approximately $57.8 million in short-term investments, for a total of approximately $99.4 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of A2 or better.
Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.
For the three months ended December 31, 2007, net cash provided by operating activities was approximately $330,000. Net cash provided was mainly due to net loss of $744,000 adjusted for $2.6 million of non-cash adjustments to reconcile net loss to net cash provided by operating activities and a $1.6 million net decrease in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization and stock-based compensation expense offset by the accretion of debt investment discount. The net decrease in operating assets and liabilities was primarily due to an increase in accounts receivable of $1.8 million and an increase in prepaids, deferred costs and other current assets of $1.2 million offset by an increase in accounts payable and accrued expenses of $1.5 million. The increase in accounts receivable during the first quarter of fiscal 2008 was mainly related to higher DSO for the period as evidenced by our higher DSO of 40 days for the first quarter of fiscal 2008 as compared to 35 days for the quarter ended September 30, 2007. The change in accounts payable and accrued expenses during the first quarter of fiscal 2008 was mainly related to increased spending in legal and audit services related to regulatory compliance and the timing of when payments are made.

Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure and for repurchases of our common stock. For the three months ended December 31, 2007, net cash provided by our investing activities was approximately $6.2 million. We received $7.5 million of cash from the net sales of short-term investments. We also utilized $1.4 to purchase property and equipment, primarily for our production infrastructure and information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash provided by financing activities
The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. For the three months ended December 31, 2007 net cash used in financing activities was approximately $8.2 million, which was primarily due to the repurchases of common stock of $9.8 million, offset by proceeds from the issuance of common stock and the exercise of stock options of $1.6 million.
Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. From the inception of the stock repurchase program in January 2001 to December 31, 2007, a total of approximately 15.1 million shares have been repurchased in the open market for approximately $146.2 million. At December 31, 2007, approximately $47.0 million was available to repurchase shares of our common stock pursuant to the stock repurchase program.
Commitments
As of December 31, 2007, our principal commitments consisted of approximately $3.9 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to twenty-two months to 79 bandwidth and collocation providers amounting to $982,000 in the aggregate for 74 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth.
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
Recently Issued Accounting Pronouncements
In June 2006, EITF Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)” (“EITF 06-3”) was ratified. This issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and requires additional disclosures related to those taxes on either a gross (included in revenue) or a net (excluded from revenue) basis. This issue is effective for fiscal years beginning after December 15, 2006. We adopted EITF 06-3 in our fiscal year beginning October 1, 2007 and such adoption did not have an impact on its consolidated results of operations and financial condition. We did not change our policy for presenting revenue on a net basis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. FAS 157 was effective for the first fiscal year beginning after November 15, 2007. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the effects, if any, of adoption on our condensed consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of our FAS 141R on our condensed consolidated financial position, results of operations and cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of December 31, 2007, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $514,000 on an annualized basis.
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

As of September 30, 2007, we had a material weakness in our internal controls over financial reporting as of September 30, 2007 with respect to the lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of U.S. generally accepted accounting principles and SEC reporting matters to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. We are taking steps to remediate this material weakness primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience. The actions we plan to take are subject to continued management review as well as audit committee oversight. While we are working on remediating this material weakness, we cannot assure you that we will be able to do so in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. During the first quarter of fiscal 2008, we have not hired additional accounting and finance personnel. However, as of January 31, 2008, we have hired a Director of Revenue.
(b) Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in reaching a level of reasonable assurance in achieving our desired control objectives because of the material weakness at September 30, 2007 that was not remediated by December 31, 2007.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In August 2001,certain of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against us, certain of our officers, and underwriters of the our September 24, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citing several press articles, the Consolidated Complaint alleged that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claimed the underwriter defendants entered into improper commission agreements regarding aftermarket trading in our common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleged market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The claims made in the Consolidated Complaint are substantially similar to claims made in over three hundred other consolidated amended complaints filed in a coordinated matter captioned In re Initial Public Offering Securities Litigation.
We were a party to a global settlement with the plaintiffs that would have disposed of all claims against us with no admission of wrongdoing by us or any of our its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and discovery is ongoing with respect to the six focus cases. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim. There can be no assurance that the parties will be able to reach a settlement in light of any new class definition that the Court approves, or that any such settlement would be on terms as favorable to us as the previous settlement. If no settlement is reached, we will defend the litigation on its merits.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. No amount has been accrued as of December 31, 2007 and September 30, 2007 since our liability, if any, is not probable and cannot be reasonably estimated.
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
     We may not be able to achieve or sustain profitability in the future. We have incurred net losses in each of our last two fiscal years. As of December 31, 2007, we had an accumulated deficit of approximately $140.9 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2007, we had approximately $7.4 million of net identifiable intangible assets and approximately $64.1 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. During the three months ended December 31, 2007 we did not incur any impairment charges. In addition, we have deferred tax assets which may not be fully realized. We are also required to record as compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”), the cost of stock-based awards. As a result, we may not be able to achieve and sustain profitability.
The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services as well as obtaining new customers.
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
     Further, we depend on sales of MTM products to new customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. We have experienced, and may in the future experience, cancellations, non-renewals and/or reductions in service levels. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of services they purchase from us for any reason, our revenue could decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.
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
     Our results of operations could vary significantly from quarter to quarter. If revenue falls below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract and retain new customers in a quarter, particularly larger enterprise customers;

•	The timing and service period of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as our CEM services;

•	The level of sales of our MTM products and services and timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our ability to increase sales of each of our three service lines;

•	The timing and amount of operating costs, including sales and marketing, investments and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.
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
     Sales of our ITM subscription services, primarily our Web Site Perspective-Business Edition, Application Perspective and Transaction Perspective services have generated a majority of our total revenue in the past. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of these ITM services. Revenues from our Web site Perspective Services have been decreasing. If revenues from our Application Perspective and Transaction Perspective Services do not increase, we may not be able to increase our ITM revenues and our operating results could suffer if we are not able to increase revenue from other services.
If our MTM services do not continue to grow as rapidly, we may not be able to grow our revenue and our profitability could be harmed.
     Revenue from our MTM services has increased from approximately $3.2 million for the quarter ended December 31, 2006 to approximately $5.3 million for the quarter ended December 31, 2007. We also experienced increased bookings during the same period. We cannot assure that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: we have little experience operating in Germany where Keynote SIGOS is located; the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; and we may not be able to successfully compete against current or new competitors in this area. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our MTM services.
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
     The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, Hewlett-Packard, Borland Software and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. Customers could choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.
     In addition, the acquisition of Mercury Interactive by Hewlett-Packard with whom we had a relationship could result in additional competition for us depending on which products and services the combined company offers in the future. Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, and as a result of its acquisition of Mercury Interactive, it may not use or promote our services at the same level as it had in the past which could result in a decrease in our ITM revenue. In fact, in the past, Hewlett-Packard was one of our 10 largest customers. With the acquisition of Mercury Interactive, we have seen a decrease in ITM revenue associated with Hewlett-Packard and expect to have minimal or no revenue in the future from Hewlett-Packard related to our ITM services.
     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems Management software, such as BMC Software, CompuWare, CA-Unicenter, HP, Quest Software, Attachmate, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless services from companies such as Argogroup, Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.
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
     Our ten largest customers accounted for approximately 32% and 33% of our total revenue for the three months ended December 31, 2007 and 2006, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

Our investment in sales and marketing may not yield increased customers or revenues.
     We have recently begun investing in our sales and marketing activities to help grow our business, including hiring additional sales personnel. Typically, additional sales personnel can take time before they become productive, and our additional marketing programs may also take time before they yield additional business, if any. We cannot assure that these efforts will be successful, or that these investments will yield significantly increased sales in the near or long term.
Our business could be harmed by adverse economic conditions or reduced spending on information technology.
     Our business depends on the overall demand for information technology. The purchase of our services could be discretionary and may involve a significant commitment of capital and other resources. Weak economic conditions, or a reduction in information technology, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices and reduced sales.
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
     Professional services revenue represented approximately 16% and 20% of total revenue for the three months ended December 31, 2007 and 2006, respectively. Professional services revenue has decreased in absolute dollars in the past, as was the case in fiscal 2007, and this trend could continue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business which includes our operating results could be harmed if we cannot increase our professional services revenue.
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
     We are continuing to seek to expand the sales of our services outside the United States. Although we completed our acquisition of SIGOS Systemsintegration GmbH in April 2006, to date, we have relatively little experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 36% and 24% our total revenue for the three months ended December 31, 2007 and 2006, respectively. We expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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
     The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have 17.2 million shares outstanding, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
We are exposed to fluctuations in the market values of our money market funds and investments; impairment of our money market funds or investments could harm our earnings
     We maintain an investment portfolio of various holdings, types, and maturities. These securities are recorded on our Condensed Consolidated Balance Sheets at fair value. The unrealized gains or losses on these investments at December 31, 2007 were immaterial. These investments are in the form of notes, bonds and commercial paper of various issuers. If the debt of these issuers is downgraded, the carrying value of these investments could be impaired. In addition, we could also face default risk from some of these issuers, even if this debt is insured, which could also cause the carrying value to be impaired.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases in the first quarter of fiscal year 2008 were as follows:

				Dollar Value of
			Total	Shares That
	Total		Number of Shares	May Yet be
	Number of	Average	Purchased as Part of	Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs(1)	or Programs(1)
				(In thousands)
October 1, 2007 to October 31, 2007	—	—	—	$56,610
November 1, 2007 to November 30, 2007	95,976	$13.94	—	$55,272
December 1, 2007 to December 31, 2007	611,244	$13.83	486,107	$46,817

Balance as of December 31, 2007	707,220	$13.85	486,107	$46,817

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
On February 8, 2008, we, entered into an agreement with Ferris, Baker Watts, Inc. to establish a trading plan as part of our previously-announced repurchase program (the "Trading Plan"). The Trading Plan intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act").

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 11th day of February 2008.

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