Form 10-Q
period 2008-03-31
KEYNOTE SYSTEMS INC
filed 2008-05-12
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 2, 2008
Common Stock, $.001 par value	13,813,086

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	September 30,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$37,576	$42,875
Short-term investments	17,528	65,060

Total cash, cash equivalents, and short-term investments	55,104	107,935
Accounts receivable, less allowance for doubtful accounts and billing adjustment of $286 and $284 as of March 31, 2008 and September 30, 2007, respectively	7,552	5,988
Prepaids, deferred costs and other current assets	3,516	2,703
Inventories	1,463	1,059
Deferred tax assets	4,068	3,922

Total current assets	71,703	121,607
Deferred costs and other long term assets	1,907	1,301
Property and equipment, net	35,778	35,480
Goodwill	67,357	63,129
Identifiable intangible assets, net	6,817	7,963

Total assets	$183,562	$229,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,590	$2,285
Accrued expenses	12,423	11,656
Current portion of capital lease obligation	19	24
Deferred revenue	24,058	19,824

Total current liabilities	38,090	33,789
Long-term portion of capital lease obligation	27	31
Deferred rent and other long-term liabilities	2,027	292
Long-term deferred revenue	1,169	2,136
Long-term deferred tax liability	1,507	2,347

Total liabilities	42,820	38,595

Commitments and contingencies — see Note 10
Stockholders’ equity:
Common stock	17	18
Treasury stock	(38,319)	(1,151)
Additional paid-in capital	309,061	325,525
Accumulated deficit	(142,170)	(140,188)
Accumulated other comprehensive income	12,153	6,681

Total stockholders’ equity	140,742	190,885

Total liabilities and stockholders’ equity	$183,562	$229,480

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net revenue:

Subscription services	$11,092	$10,733	$21,964	$21,240
Ratable licenses	4,605	3,203	8,607	5,409
Professional services	1,937	2,778	4,783	5,880

Total revenue, net	17,634	16,714	35,354	32,529

Costs and expenses
Costs of revenue
Direct costs of subscription services	2,225	2,110	4,336	4,168
Direct costs of ratable licenses	1,111	730	2,714	1,813
Direct costs of professional services	1,794	2,207	3,599	4,330
Development	3,160	2,877	6,293	5,749
Operations	2,024	1,948	4,027	3,790
Amortization of intangible assets — software	211	187	416	370

Total costs of revenue	10,525	10,059	21,385	20,220
Sales and marketing	6,529	5,037	12,296	9,666
General and administrative	2,501	2,378	4,988	4,757
Excess occupancy income	(309)	(21)	(590)	(48)
Amortization of intangible assets — other	542	573	1,079	1,149

Total costs and expenses	19,788	18,026	39,158	35,744

Loss from operations	(2,154)	(1,312)	(3,804)	(3,215)
Interest income and other, net	881	1,149	2,031	2,270

Loss before (provision for) benefit from income taxes	(1,273)	(163)	(1,773)	(945)
(Provision for) benefit from income taxes	(45)	193	(289)	1,239

Net (loss) income	$(1,318)	$30	$(2,062)	$294

Net (loss) income per share:
Basic	$(0.08)	$0.00	$(0.12)	$0.02

Diluted	$(0.08)	$0.00	$(0.12)	$0.02

Shares used in computing basic and diluted net (loss) income per share:
Basic	16,130	17,284	17,180	17,199
Diluted	16,130	17,986	17,180	17,827
See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,062)	$294
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,559	2,179
Stock-based compensation	2,260	1,924
Impairment of short-term investment	98	—
Charges to bad debt and billing adjustment reserves	98	148
Accretion of debt investment discount	(437)	(354)
Amortization of identifiable intangible assets	1,495	1,519
Deferred tax assets and liabilities, net	—	(887)
Changes in operating assets and liabilities:
Accounts receivable	(1,548)	1,034
Inventories	(271)	(237)
Prepaids, deferred costs and other assets	(990)	(1,702)
Accounts payable and accrued expenses	29	(907)
Deferred revenue	1,626	8,516

Net cash provided by operating activities	2,857	11,527

Cash flows from investing activities:
Purchases of property and equipment	(2,385)	(2,087)
Purchase of businesses and assets, net	—	(307)
Earnout payment for acquisition of business	—	(10,587)
Sales of short-term investments	71,076	28,190
Purchases of short-term investments	(23,101)	(32,124)

Net cash provided by (used in) investing activities	45,590	(16,915)

Cash flows from financing activities:
Repayment of credit facilities	(15)	(23)
Proceeds from issuance of common stock and exercise of stock options	3,072	3,291
Repurchase of outstanding common stock	(58,971)	—

Net cash provided by (used in) financing activities	(55,914)	3,268

Effect of exchange rate changes on cash and cash equivalents	2,168	199

Net change in cash and cash equivalents	(5,299)	(1,921)
Cash and cash equivalents at beginning of the period	42,875	45,662

Cash and cash equivalents at end of the period	$37,576	$43,741

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$542	$215

Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$429	$178

Retirement of treasury stock	$21,760	$21,150

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Basis of Presentation
The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the results of operations and cash flows for the interim periods ended March 31, 2008 and 2007.
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
Certain amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the prior year have been reclassified to conform to the fiscal 2008 presentation. Net operating results have not been affected by these reclassifications. Specifically, (1) ratable licenses revenue has been reclassified from subscription services revenue along with the corresponding direct costs of revenue, (2) amortization of intangible assets for software related developed technology has been reclassified from amortization of intangible assets-other, (3) development and operations expenses have been reclassified from expenses and shown as separate line items within costs of revenue on the Company’s condensed consolidated statement of operations and (4) the change in accrued interest receivable has been reclassified from accretion of debt investment discount to the line item titled prepaids, deferred costs and other assets in the condensed statements of cash flows.
Recently Adopted Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for the Company’s fiscal year beginning October 1, 2007.
Upon adoption of FIN 48 on October 1, 2007, the Company recognized a cumulative effect adjustment of $81,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the September 30, 2007 accumulated deficit balance. At March 31, 2008, the Company has recorded unrecognized tax benefits of approximately $5.0 million. Of this amount, approximately $1.7 million has been recorded in the income tax payable account and the remaining $3.3 million has been booked as a de-recognition of deferred tax assets. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. Upon adoption of FIN 48, the Company accrued $20,000 for payment of interest and penalties related to unrecognized tax benefits which was recorded as part of the Company’s provision for income taxes.
Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, Canada, United Kingdom, Netherlands and Germany. Tax years 1994 — 2006 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.
In June 2006, Emerging IssuesTask Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation)” (“EITF 06-3”) was ratified. This issue relates to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer and requires additional disclosures related to those taxes on either a gross (included in revenue) or a net (excluded from revenue) basis. This issue is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF Issue 06-3 in its fiscal year beginning October 1, 2007 and such adoption did not have an impact on its consolidated results of operations and financial condition. The Company did not change its policy for presenting revenue on a net basis.
Stock Based Compensation
(a) Summary of Plans
As of March 31, 2008, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of March 31, 2008, options to purchase approximately 6.0 million shares were outstanding under the Incentive Plan, and approximately 748,000 shares were available for future issuance under the Incentive Plan.
As of March 31, 2008, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of March 31, 2008, approximately 893,000 shares had been issued under the Purchase Plan, and approximately 530,000 shares remain for future issuance.
(b) Summary of Assumptions and Activity
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchase rights under the equity incentive plans are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Stock Option Under Equity Incentive Plan:
Volatility	34.9 - 35.6%	25.7 - 30.5%	30.0 - 35.6%	25.7 - 30.5%
Risk free interest rate	2.5%	4.7%	2.5 - 4.0%	4.7%
Expected life (in years)	3.4 - 5.5	2.4 - 4.9	3.4 - 5.5	2.4 - 4.9
Dividend yield	—	—	—	—
Employee Stock Purchase Plan:
Volatility	40.1%	25.0%	32.3%	26.0%
Risk free interest rate	2.1	5.1%	3.4	5.1%
Expected life (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—

A summary of option activity for the six months ended March 31, 2008, is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at September 30, 2007	5,723	$14.21	6.8	$15,482
Granted	657	$13.68
Exercised	(303)	$8.14
Forfeited or canceled	(41)	$12.86
Expired	(3)	$12.61
Outstanding at March 31, 2008	6,033	$14.46	6.7	$5,949
Exercisable at March 31, 2008	3,786	$15.75	5.6	4,848
The weighted average grant-date fair value of options granted during the six months ended March 31, 2008 was $4.52 per share. The aggregate intrinsic value of options exercised during the six months ended March 31, 2008 was approximately $1.3 million.
As of March 31, 2008, there was approximately $7.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.3 years).
Excess Occupancy Income
Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building acquired in 2002, net of related fixed costs, such as property taxes, insurance, leasing broker fees and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters building and are based on the actual square footage unoccupied by the Company, which was determined to be approximately 60% during the three and six months ended March 31, 2008 and 2007. Rental income was approximately $642,000 and $294,000 for the three months ended March 31, 2008 and 2007, respectively. For the six months ended March 31, 2008 and 2007, rental income was approximately $1.2 million and $574,000, respectively. Rental income was greater than the excess occupancy costs, thus generating an excess occupancy income. As of March 31, 2008, the Company had leased space with fifteen tenants of which thirteen had noncancelable operating leases, which expire on various dates through 2014. As of March 31, 2008, future minimum rents receivable under the leases, are as follows (in thousands):

Fiscal years:	2008 (remaining six months)	$1,216
	2009	2,283
	2010	1,805
	2011	1,686
	2012	1,408
	Thereafter	306

Total future minimum rents receivable		$8,704

(2) Revenue Recognition
Revenue consists of subscription services revenue, ratable licenses revenue and professional services revenue and is recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists. The Company considers a customer signed quote, contract, or equivalent document to be evidence of an arrangement.

•	Delivery of the product or service. For subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. The Company’s subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. For ratable licenses, delivery occurs when all elements of the arrangement have either been delivered or accepted, if acceptance language exists.

•	Fee is fixed and determinable. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.
The Company generally does not grant refunds. All discounts granted reduce revenue. Free trials are occasionally provided to prospective customers who would like to try certain of the Company’s Perspective and other subscription services before they commit to purchasing the services. The services provided during the trial period are typically stand-alone transactions and are not bundled with other services. Revenue is not recognized for these free trial periods.
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
     The Company also enters into multiple element arrangements where sufficient objective evidence of fair value does not exist for the allocation of revenue. As a result, the elements within its subscription arrangements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for fees received under subscription arrangements as a single unit of accounting and recognizes the entire arrangement fee as revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.
     For customers that are billed the entire amount of their subscription in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers that are billed on a monthly basis, revenue is recognized monthly based upon actual service usage for the month. Regardless of when billing occurs, the Company recognizes revenue as services are provided and defer any revenue that is unearned.
     The Customer Experience Management (CEM) category consists of the WebEffective service whether sold on a subscription basis or as part of a professional services engagement. The Company recognizes revenue from the use of its WebEffective service that is sold on a subscription basis ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue. The Company recognizes revenue from the use of its WebEffective service as part of a professional services engagement and revenue is recorded as professional services revenue.
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
     Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent Deferred Costs in the Condensed Consolidated Balance Sheet. Contract lives generally range from one to three years. These deferred costs are amortized to direct costs of ratable licenses over the life of the customer contract. Amortization of these deferred costs commences when revenue recognition commences which is typically when evidence of delivery or acceptance occurs.
(3) Comprehensive Income and Foreign Currency Translation
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
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net (loss) income	$(1,318)	$30	$(2,062)	$294
Net unrealized gain on available-for-sale investments	44	54	54	113
Foreign Currency translation gain	4,191	501	5,418	1,678

Comprehensive income	$2,917	$585	$3,410	$2,085

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
The Company classifies all of its short-term investments as available-for-sale. These investments mature or reset in one year or less as of the balance sheet dates, and consist of investment-grade corporate and government debt securities with Moody’s ratings of Aa3 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the three and six months ended March 31, 2008 and 2007.
The following table summarizes the Company’s cash and cash equivalents as of March 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$33,464	$—	$—	$33,464
Commercial paper	—	—	—	—
Money market mutual funds	4,112	—	—	4,112

Total	$37,576	$—	$—	$37,576

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of March 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
FNMA and FHLMC securities	$3,503	$10	$—	$3,513
Corporate bonds and commercial paper	13,981	34	—	14,015

Total	$17,484	$44	$	$17,528

The following is a summary of the cost and estimated fair value of available-for-sale securities at March 31, 2008, by contractual maturity (in thousands):

		Estimated
	Amortized	Market
	Cost	Value

Mature in one year or less	$17,484	$17,528

During the three and six months ended March 31, 2008, the Company recorded an impairment charge of $52,000 and $98,000 respectively, related to one of its investments held by Keynote SIGOS because the Company’s intent and ability to retain its investment in this particular investment would not be sufficient to allow for the anticipated recovery in the market value. This particular investment has been sold subsequent to March 31, 2008 at approximately its fair market value as of March 31, 2008. There was no impairment charge for the three and six months ended March 31, 2007. As of March 31, 2008, the Company does not have any holdings in auction rate securities.
(6) Inventories
Inventories related to SIGOS SITE systems were approximately $1.5 million and $1.1 million as of March 31, 2008 and September 30, 2007, respectively. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of the Company’s products. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.
(7) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the six months ended March 31, 2008 (in thousands):

Balance at September 30, 2007	$63,129
Translation adjustments	4,228

Balance at March 31, 2008	$67,357

Identifiable intangible assets amounted to approximately $6.8 million (net of accumulated amortization of approximately $21.2 million) at March 31, 2008, and approximately $8.0 million (net of accumulated amortization of approximately $19.7 million) at September 30, 2007. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of March 31, 2008:
Gross carrying value	$4,494	$11,845	$10,121	$1,166	$103	$308	$28,037
Accumulated amortization	(1,654)	(11,436)	(7,418)	(560)	(38)	(114)	(21,220)

Net carrying value at March 31, 2008	$2,840	$409	$2,703	$606	$65	$194	$6,817

As of September 30, 2007:
Gross carrying value	$4,449	$11,845	$9,845	$1,178	$93	$278	$27,688
Accumulated amortization	(1,238)	(11,072)	(6,803)	(509)	(26)	(77)	(19,725)

Net carrying value at September 30, 2007	$3,211	$773	$3,042	$669	$67	$201	$7,963

Amortization expense for identifiable intangible assets for the three months ended March 31, 2008 and 2007 was $753,000 and $760,000, respectively. Amortization expense for identifiable intangible assets for the six months ended March 31, 2008 and 2007 was $1.5 million and $1.5 million, respectively. Amortization of developed technology related to software was $211,000 and $187,000 for the three months ended March 31, 2008 and 2007, respectively. Amortization of developed technology related to software was $416,000 and $370,000 for the six months ended March 31, 2008 and 2007, respectively. These amounts were recorded to costs of revenue.
The estimated future amortization expense for existing identifiable intangible assets as of March 31, 2008 is as follows (in thousands):

Total
Remaining six months of 2008	$1,458
2009	1,906
2010	1,454
2011	1,437
2012	562

Total	$6,817

Weighted-average remaining useful lives as of March 31, 2008 (years)	3.5
(8) Net (Loss) Income Per Share
Basic net (loss) income per share is computed using the weighted-average number of outstanding shares of common stock outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of shares of common stock plus the effect of dilutive common shares outstanding during the period using the treasury stock method.
The following table sets forth the computation of basic and diluted (loss) income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(1,318)	$30	$(2,062)	$294
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	16,130	17,284	17,180	17,199
Incremental common shares attributable to shares issuable under stock option plans	—	702	—	628

Denominator for diluted net income (loss) per share — weighted average shares	16,130	17,986	17,180	17,827

Basic net income (loss) per share	$(0.08)	$0.00	$(0.12)	$0.02
Diluted net income (loss) per share	$(0.08)	$0.00	$(0.12)	$0.02
For the three months ended March 31, 2008 and 2007, approximately 5.9 million and 3.6 million options outstanding, respectively, were excluded from the computation of diluted net loss per share since their effect would have been antidilutive. For the six months ended March 31, 2008 and 2007, approximately 5.8 million and 4.3 million options outstanding, respectively, were excluded from the computation of diluted net income per share since their effect would have been antidilutive.
(9) Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was (4)% and 118%, respectively. The Company’s effective tax rate for the six months ended March 31, 2008 and 2007 was (16)% and 131%, respectively. The rate for the three months and six months ended March 31, 2008 was primarily the result of the Company not benefiting from the losses incurred in the United States. The Company calculates its income tax provisions based on the estimated annual effective tax rate for its operations in the United Kingdom and the Netherlands. However, as required by FASB Interpretation No.18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The Company also excludes the losses from jurisdictions in which the loss will not be benefited due to uncertainty of the realizability of the deferred tax assets created by the losses. During the three months ending March 31, 2008, the Company determined that it is not able to project income for its operations in Germany with the precision necessary to estimate an annual effective rate for tax purposes, as such the Company has calculated the tax provision for its German operations on a discrete basis. The Company recorded a discrete tax provision for its operations in Germany of $107,000 and $111,000 during the three and six months ended March 31, 2008, respectively.
During the three months ended December 31, 2007, the Company entered into an agreement whereby it purchased certain intangible assets from its German subsidiary. This transaction was treated as an inter-company sale and, as such, the tax consequences of the transaction are not recognized on the sale until the Company no longer benefits from the underlying assets. As such, the Company has recorded a long-term prepaid income tax asset in the amount of $253,000 which represents the income taxes that the German subsidiary will pay in the amount of $1.4 million which is offset by the elimination of the deferred tax liability that was established on the transferred assets at the time of the acquisition of the German subsidiary. The deferred tax liability had a carrying amount of approximately $1.2 million at the time of the transfer. This remaining prepaid tax asset of $253,000 is being amortized through tax expense over the life of the underlying asset, which has been determined to be 48 months.
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

(10) Commitments and Contingencies
     (A) Leases
The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through August 2015. As of March 31, 2008, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Fiscal year:
2008 (remaining six months)	$485	$13
2009	890	19
2010	831	17
2011	623	—
2012	446	—
Thereafter	913	—

Total minimum lease payments	$4,188	49

Less amounts representing interest		(3)

Present value of minimum lease payments		46
Less current portion of capital lease obligation		(19)

Long-term portion of capital lease obligation		$27

Rent expense for the three months ended March 31, 2008 and 2007 was approximately $258,000 and $127,000, respectively. Rent expense for the six months ended March 31, 2008 and 2007 was approximately $499,000 and $249,000, respectively.
     (B) Commitments
The Company has contingent commitments, which range in length from one to nineteen months, to 76 bandwidth and collocation providers amounting to $1.1 million in the aggregate for 74 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.
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
The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. The District Court has yet to rule upon the motion for class certification. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim which the District Court denied on March 8, 2008. There can be no assurance that the parties will be able to reach a settlement in light of any new class definition that the Court approves, or that any such settlement would be on terms as favorable to the Company as the previous settlement. If no settlement is reached, the Company will defend the litigation on its merits.
In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. No amount has been accrued as of March 31, 2008 and September 30, 2007 since the Company’s liability, if any, is not probable and cannot be reasonably estimated.
The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
     (D) Warranties
The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. As of March 31, 2008 and September 30, 2007, the Company recorded no warranty liability because such liability is generally covered under the manufacturer’s warranty.
     (E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2008 and September 30, 2007 in the condensed consolidated balance sheets.
(11) Stock Repurchase Program
During the first quarter of fiscal 2008, as part of its overall stock repurchase program, the Company entered into agreements with B. Riley & Company (“B. Riley”) and Ferris, Baker Watts (“Ferris Baker”) to establish Trading Plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each Trading Plan instructed B. Riley and Ferris Baker to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, up to 1,000,000 shares each of the Company’s common stock, for an aggregate of up to 2.0 million shares. On February 1, 2008, the Trading Plans with B. Riley and Ferris Baker expired. The total repurchases under those plans was 1,432,051 shares for an aggregate price of approximately $19.2 million.
During the second quarter of fiscal 2008, the Board approved the repurchase of another 3.0 million shares of the Company’s common stock. The Company entered into a new agreement with Ferris Baker to establish another Trading Plan which instructed Ferris Baker to repurchase for the Company up to approximately 2 million shares in compliance with Rule 10b-18 of the Exchange Act. By April 30, 2008, the Trading Plan expired since all repurchases have been completed.
In accordance with the repurchase program and Trading Plans, the Company repurchased 707,220 shares for approximately $9.8 million during the first quarter of fiscal 2008, and 4,201,280 shares for approximately $49.2 million during the second quarter of fiscal 2008.
The remaining 91,500 authorized shares in the buyback program were purchased in the first week of April 2008.
During the second quarter of fiscal 2008, the Company retired approximately 1.6 million shares of treasury stock.
As of March 31, 2008, approximately 19.3 million shares of common stock had been repurchased for an aggregate price of approximately $195.4 million since the Board approved the first repurchase program in fiscal 2001.
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro	X		X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
Customer Experience Management:
WebEffective	X		X
Financial Services Scorecards	X		X
The following table summarizes ITM, MTM and CEM services revenue (in thousands):

	Three Months Ended March 31,
	2008	2007
Internet Subscriptions	$8,881	$9,040
Internet Engagements	1,019	1,333

Total Internet net revenue	9,900	10,373

Mobile Subscription	1,654	1,113
Mobile Ratable Licenses	4,605	3,203

Total Mobile net revenue	6,259	4,316

CEM Subscriptions	557	580
CEM Engagements	918	1,445

Total CEM net revenue	1,475	2,025

Total net revenue	$17,634	$16,714

	Six Months Ended March 31,
	2008	2007
Internet Subscriptions	$17,758	$17,924
Internet Engagements	2,615	2,830

Total Internet net revenue	20,373	20,754

Mobile Subscription	2,994	2,110
Mobile Ratable Licenses	8,607	5,409

Total Mobile net revenue	11,601	7,519

CEM Subscriptions	1,212	1,206
CEM Engagements	2,168	3,050

Total CEM net revenue	3,380	4,256

Total net revenue	$35,354	$32,529

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
United States	$10,529	$11,605	$21,782	$23,452
Europe*	5,889	3,809	11,111	6,560
Other*	1,216	1,300	2,461	2,517

	$17,634	$16,714	$35,354	$32,529

*	No individual country represents more than 10% of total revenue.

	March 31,	September 30,
	2008	2007

Long Lived Assets:
United States	$34,477	$34,543
Germany	1,271	905
Other	30	32

	$35,778	$35,480

Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets in Germany include tangible assets related to the acquisition of SIGOS.
For the three and six months ended March 31, 2008, no single customer accounted for 10% or more of total revenue. For the three and six months ended March 31, 2007, no single customer accounted for 10% or more of total revenue. As of March 31, 2008, no single customer accounted for 10% or more of total accounts receivable. At September 30, 2007, one customer accounted for 11% of total accounts receivable.
(13) Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. Originally, FAS 157 was effective for the first fiscal year beginning after November 15, 2007. However, in February 2008, the FASB released FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008 which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the effects, if any, of the adoption of FAS 157 on its condensed consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting FAS 159 on its condensed consolidated financial position, results of operations and cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on the Company’s consolidated financial position, results of operations and cash flows.
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
In April 2008, the FASB released FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) and other U.S. generally accepted accounting principles. FAS 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 142-3 on the Company’s consolidated financial position, results of operations and cash flows.
(14) Subsequent Event
On April 16, 2008, the Company acquired Zandan, a French software company. The Company acquired all the outstanding shares of Zandan for approximately €2 million, or approximately $3 million, including cash consideration for the share purchase price, debt repayment and estimated restructuring costs, which are likely to be incurred over the next six months.

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
Overview
We offer technology-based services and systems that enable enterprises to improve their mobile and online business performance and communications technologies. We offer Internet test and measurement services (“ITM”), customer experience test and measurement solutions (“CEM”), and mobile test and measurement services (“MTM”). Our ITM category includes all of our geographically- distributed web site and application monitoring and measurement services, voice over IP and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective and Financial services scorecard services whether sold on a subscription basis, or as part of a professional services engagement. The MTM category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS SITE systems. We believe all of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.
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
Our net loss increased by approximately $1.3 million, from net income of $30,000 for the quarter ended March 31, 2007 to a net loss of approximately $1.3 million for the quarter ended March 31, 2008. Total net revenue increased $920,000, or 6%, from approximately $16.7 million for the quarter ended March 31, 2007 to approximately $17.6 million for the quarter ended March 31, 2008. The increase in net revenue was mainly related to approximately $1.4 million in ratable licenses revenue and $541,000 in other mobile revenue mainly as a result of sales of our SIGOS products, offset by decreased contribution from our CEM revenue of $550,000 and $473,000 from our ITM revenue. Total expenses increased by approximately $1.8 million from approximately $18.0 million for the quarter ended March 31, 2007 to approximately $19.8 million for the quarter ended March 31, 2008. The increase in total expenses was mainly attributable to a $1.5 million increase in our sales and marketing expenses due to continued investments in our sales force and increased costs associated with our annual sales and marketing events that occurred in the second quarter of fiscal 2008. In addition, the increase was also attributable to an increase in costs of ratable licenses associated with higher ratable licenses revenue generated from new and existing customers purchasing additional SITE systems which revenue is being recorded as ratable licenses revenue. Costs related to professional services decreased $413,000, or 19%, from approximately $2.2 million for the quarter ended March 31, 2007 to approximately $1.8 million for the quarter ended March 31, 2008 mainly due to lower personnel related costs due to stringent cost containment that had been implemented in the first quarter of fiscal 2008.

Our net loss increased by approximately $2.4 million, from net income of $294,000 for the six months ended March 31, 2007 to a net loss of approximately $2.1 million for the six months ended March 31, 2008. Total revenue increased approximately $2.8 million, or 9%, from approximately $32.5 million for the six months ended March 31, 2007 to approximately $35.4 million for the six months ended March 31, 2008. The increase in revenue was mainly related to approximately $3.2 million in ratable licenses revenue mainly as a result of sales of our SIGOS products and to a lesser extent, a slight increase of $884,000 in our other mobile services revenue, offset by decreased contribution from our CEM revenue of $876,000 and $381,000 in ITM revenue. Total expenses increased by approximately $3.4 million, from approximately $35.7 million for the six months ended March 31, 2007 to approximately $39.2 million for the six months ended March 31, 2008. The increase in total expenses was mainly attributable to a $2.6 million increase in our sales and marketing expenses due to continued investments in our sales force. In addition, the increase was also attributable to an increase in costs of ratable licenses associated with higher ratable licenses revenue generated from new and existing customers purchasing additional SITE systems which revenue is being recorded as ratable licenses revenue.
At March 31, 2008 and 2007, we measured for revenue approximately 13,000 and 10,500 Internet pages, respectively.
For the three months ended March 31, 2008 and 2007, our 10 largest customers accounted for approximately 32% and 26% of total revenue, respectively. For the six months ended March 31, 2008 and 2007, our 10 largest customers accounted for approximately 31% and 28% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
We believe that the challenges for our business include 1) continuing to drive growth in our ITM and MTM revenue, 2) stabilizing and growing our CEM revenue, 3) growing multiple page/broadband related revenue while converting customers from using our single-page/single-device measurements such as Web site Perspective to multi-page measurements such as Transaction Perspective and Application Perspective, 4) continuing to control our expenses in fiscal 2008, and 5) monitoring our investments in sales and marketing to ensure we receive a reasonable return.
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
     We also enter into multiple element arrangements where sufficient objective evidence of fair value does not exist for the allocation of revenue. As a result, the elements within our subscription arrangements do not qualify for treatment as separate units of accounting. Accordingly, we account for fees received under subscription arrangements as a single unit of accounting and recognize the entire arrangement fee as revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.
     For customers that are billed the entire amount of their subscription in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers that are billed on a monthly basis, revenue is recognized monthly based upon actual service usage for the month. Regardless of when billing occurs, we recognize revenue as services are provided and defer any revenue that is unearned.
     The CEM category consists of the WebEffective service whether sold on a subscription basis or as part of a professional services engagement. We recognize revenue from the use of our WebEffective service that is sold on a subscription basis ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue. We recognize revenue from the use of our WebEffective service as part of a professional services engagement and revenue is recorded as professional services revenue.
     Ratable Licenses Revenue: Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”) as a result of our acquisition of SIGOS Systemintegration GmbH (“Keynote SIGOS”) in the third quarter of fiscal 2006. We frequently enter into multiple element arrangements with mobile customers, for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the EITF Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.
     None of the Keynote SIGOS implementation/integration services provided by us are considered to be essential to the functionality of the licensed products. This assessment is due to the implementation/integration services being performed during a relatively short period (generally within two to three months) compared to the length of the arrangement which typically ranges from twelve to thirty- six months. Additionally, the implementation/integration services are general in nature and we have a history of successfully gaining customer acceptance.
     We cannot allocate the arrangement consideration to the multiple elements based on the vendor specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, we recognize the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance language exists, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
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
Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. For informational purposes, we have provided a reconciliation of the total net deferred revenue (both short-term and long-term), as reported on the Condensed Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007 to total gross deferred revenue (in thousands):

	Domestic	International	Total
Net deferred revenue	$6,818	$18,409	$25,227
Addback: unpaid deferred revenue	2,276	4,043	6,319

Gross deferred revenue at March 31, 2008	$9,094	$22,452	$31,546

Net deferred revenue	$7,511	$14,449	$21,960
Addback: unpaid deferred revenue	3,085	1,564	4,649

Gross deferred revenue at September 30, 2007	$10,596	$16,013	$26,609

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
We generally do not grant refunds. All discounts granted reduce revenue. Free trials are occasionally provided to prospective customers who would like to try certain of the our Perspective and other subscription services before they commit to purchasing the services. The services provided during the trial period are typically stand-alone transactions and are not bundled with other services. Revenue is not recognized for these free trial periods.
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
Inventories and Inventory Valuation
Inventories related to SIGOS SITE services were approximately $1.5 million as of March 31, 2008, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined.
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
Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence and which are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the quarter ended March 31, 2008, we did not experience any write-down of inventory.
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
We performed an annual impairment review during the fourth quarter in fiscal 2007. We did not record an impairment charge based on our review. The goodwill recorded on the Condensed Consolidated Balance Sheet as of March 31, 2008 was approximately $67.4 million as compared to $63.1 million as of September 30, 2007. The increase was due to the fluctuation in foreign exchange rates.
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
During the three months ended December 31, 2007, we entered into an agreement whereby we purchased certain intangible assets from our German subsidiary. This transaction was treated as an inter-company sale and, as such, tax is not recognized on the sale until we no longer benefit from the underlying asset. Therefore, we have recorded a long-term prepaid tax asset in the amount of $253,000 which represents the tax that the German subsidiary will pay in the amount of approximately $1.4 million, which is offset by the elimination of the remaining carrying amount of the deferred tax liability that was established on the transferred assets at the time of the acquisition of the German subsidiary related to the sale of these intangible assets. The deferred tax liability had a carrying amount of approximately $1.2 million at the time of the transfer. This prepaid tax will be amortized through tax expense over the life of the underlying asset which we have deemed as 48 months.
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

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net revenue:
Subscription services	62.9%	64.2%	62.1%	65.3%
Ratable licenses	26.1%	19.2%	24.4%	16.6%
Professional services	11.0%	16.6%	13.5%	18.1%

Total revenue, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Costs of revenue:
Direct costs of subscription services	12.6%	12.6%	12.3%	12.8%
Direct costs of ratable licenses	6.3%	4.4%	7.7%	5.6%
Direct costs of professional services	10.2%	13.2%	10.2%	13.3%
Development	17.9%	17.2%	17.8%	17.7%
Operations	11.5%	11.7%	11.4%	11.7%
Amortization of intangible assets — software	1.2%	1.1%	1.2%	1.1%
Sales and marketing	37.0%	30.1%	34.8%	29.7%
General and administrative	14.2%	14.2%	14.1%	14.6%
Excess occupancy income	(1.8)%	(0.1)%	(1.7)%	(0.1)%
Amortization of intangible assets — other	3.1%	3.4%	3.0%	3.5%

Total costs and expenses	112.2%	107.8%	110.8%	109.9%

Loss from operations	(12.2)%	(7.8)%	(10.8)%	(9.9)%

Interest income and other, net	5.0%	6.9%	5.8%	7.0%

Loss before (provision) benefit for income taxes	(7.2)%	(0.9)%	(5.0)%	(2.9)%

(Provision for) benefit from income taxes	(0.3)%	1.2%	(0.8)%	3.8%

Net (loss) income	(7.5)%	0.2%	(5.8)%	0.9%

Comparison of the Three and Six Months Ended March 31, 2008 and 2007
Revenue

For the three months ended March 31	2008	2007	% Change
	(in thousands)
Subscription services	$11,092	$10,733	3%
Ratable licenses	4,605	3,203	44%
Professional services	1,937	2,778	(30)%

Total revenue, net	$17,634	$16,714	6%

For the six months ended March 31	2008	2007	% Change
Subscription services	$21,964	$21,240	3%
Ratable licenses	8,607	5,409	59%
Professional services	4,783	5,880	(19)%

Total revenue, net	$35,354	$32,529	9%

Subscription Services. Revenue from subscription services increased by $359,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase in subscription services revenue for the three months ended March 31, 2008 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $1.1 million and mobile services of $541,000, offset by a decrease in our single-page device subscription services of approximately $1.2 million. We are continuing to replace single-page/single device subscriptions with our multiple page/broadband services and expect to reduce single-page/single device subscriptions revenue to less than 10% of ITM subscription revenue by the end of 2008.
Revenue from subscription services increased $724,000 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The increase in subscription services revenue for the six months ended March 31, 2008 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $2.4 million and mobile services of $884,000, offset by a decrease in our single-page device subscription services of approximately $2.6 million.
Ratable licenses. Revenue from ratable licenses increased by approximately $1.4 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Revenue from ratable licenses increased by approximately $3.2 million for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The increase in ratable licenses revenue for the three and six months ended March 31, 2008 was mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. Revenue from these sales is being recognized in revenue over the maintenance period for each contract which is typically twelve to thirty-six months. We expect revenue growth for ratable licenses will be much less than experienced in prior quarters. This is primarily attributable to the amount of revenue being recognized from prior periods normalizing with new sales contracts that will be amortized over twelve to thirty-six months.
Professional Services. Revenue from professional services decreased by $841,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease in professional services revenue for the three months ended March 31, 2008 was mainly attributable to decreased contributions from our CEM and professional services engagements of $527,000 and $314,000, respectively. Revenue from professional services decreased by approximately $1.1 million for the six months ended March 31, 2008 as compared to the three months ended March 31, 2007. The decrease in professional services revenue for the six months ended March 31, 2008 was mainly attributable to decreased contributions from our CEM and ITM professional services engagements of $882,000 and $215,000, respectively.
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro	X		X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X

	Subscription	Ratable	Professional
	Services	Licenses	Services
Performance Scoreboard	X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
Customer Experience Management:
WebEffective	X		X
Financial Services Scorecards	X		X
The following table summarizes ITM, MTM and CEM revenue (in thousands):

			%
	2008	2007	change
	(In thousands)
For the Three Months Ended March 31:
Internet Subscriptions	$8,881	$9,040	(2)%
Internet Engagements	1,019	1,333	(24)%

Total Internet Revenue	9,900	10,373	(5)%

Mobile Subscriptions	1,654	1,113	49%
Mobile Engagements	4,605	3,203	44%

Total Mobile Revenue	6,259	4,316	45%

CEM Subscriptions	557	580	(4)%
CEM Engagements	918	1,445	(36)%

Total CEM Revenue	1,475	2,025	(27)%

Total Revenue, net	$17,634	$16,714	6%

For the Six Months Ended March 31:
Internet Subscriptions	$17,758	$17,924	(1)%
Internet Engagements	2,615	2,830	(8)%

Total Internet Revenue	20,373	20,754	(2)%

Mobile Subscriptions	2,994	2,110	42%
Mobile Engagements	8,607	5,409	60%

Total Mobile Revenue	11,601	7,519	54%

CEM Subscriptions	1,212	1,206	0%
CEM Engagements	2,168	3,050	(29)%

Total CEM Revenue	3,380	4,256	(21)%

Total Revenue, net	$35,354	$32,529	9%

Internet revenue decreased by $473,000 for the three months ended March 31, 2008 compared to three months ended March 31, 2007. Internet revenue represented 56% and 62% of total net revenue for the three months ended March 31, 2008 and 2007, respectively. Internet revenue decreased by $381,000 for the six months ended March 31, 2008 compared to six months ended March 31, 2007. Internet revenue represented 58% and 64% of total revenue for the six months ended March 31, 2008 and 2007, respectively. The decreases in Internet revenue in absolute dollars for the three and six months ended March 31, 2008 was mainly attributable to decline of approximately $1.2 million and $2.6 million, respectively, from our single-page/single device subscriptions and $314,000 and $215,000, respectively, from our ITM engagements which consists of our load testing, VOIP and enterprise solutions engagements. The decrease in total ITM revenue was offset by an increased contribution of approximately $1.1 million and $2.4 million, respectively, from our multiple-page/broadband services. Our monthly customer renewal rate averaged over 90% for each of the quarters ended March 31, 2008 and 2007.
Mobile revenue increased by approximately $1.9 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Mobile revenue represented 35% and 26% of total net revenue for the three months ended March 31, 2008 and 2007, respectively. Mobile revenue increased by approximately $4.1 million for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. Mobile revenue represented 33% and 23% of total net revenue for the six months ended March 31, 2008 and 2007, respectively. The increase for the three and six months ended March 31, 2008 was mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. The increase was also attributable to increased contribution from our other mobile services.
CEM revenue decreased by $550,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. CEM revenue represented 8% and 12% of total net revenue for the three months ended March 31, 2008 and 2007, respectively. The decrease in CEM revenue for the three months ended March 31, 2008 was mainly attributable to decreased professional services contribution of approximately $527,000 from our customer engagements, and partially by decreased contribution of $23,000 from decreased subscriptions to our CEM technology. CEM revenue decreased by $876,000 for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. CEM revenue represented 10% and 13% of total net revenue for the three months ended March 31, 2008 and 2007, respectively. The decrease in CEM revenue for the six months ended March 31, 2008 was mainly attributable to decreased professional services contribution of approximately $882,000 from our customer engagements.
For the three and six months ended March 31, 2008 and 2007, no single customer accounted for more than 10% of the Company’s total net revenue. As of March 31, 2008, no single customer accounted for 10% of the Company’s total accounts receivable. International sales were approximately 40% and 31% of our total net revenue for the three months ended March 31, 2008 and 2007, respectively. International sales were approximately 38% and 28% of our total net revenue for the six months ended March 31, 2008 and 2007, respectively.
Expenses:
Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	2008	2007	% Change
	(In thousands)
For the three months ended March 31:
Direct costs of subscription services	$2,225	$2,110	5%
Direct costs of ratable licenses	$1,111	$730	52%
Direct costs of professional services	$1,794	$2,207	(19)%

	2008	2007	% Change

For the six months ended March 31:
Direct costs of subscription services	$4,336	$4,168	4%
Direct costs of ratable licenses	$2,714	$1,813	50%
Direct costs of professional services	$3,599	$4,330	(17)%
Direct Costs of Subscription Services. Direct costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and mobile subscription services. Direct costs of subscription services increased by $115,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and represented 20% of subscription services revenue for the three months ended March 31, 2008 and 2007.

Direct costs of subscription services increased by $168,000 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007 and represented 20% of subscription services revenue for the six months ended March 31, 2008 and 2007.
The increase for the three and six months ended March 31, 2008 was mainly attributable to the increase in bandwidth and connection fees related to the continued build out of our public and private agents located around the world. We do not anticipate that direct costs of subscription services for the third quarter of fiscal 2008 will change significantly in absolute dollars compared to the second quarter of fiscal 2008.

Direct Costs of Ratable Licenses. Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses increased by $381,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and represented 24% and 23% of ratable licenses revenue for the three months ended March 31, 2008 and 2007, respectively. Direct costs of ratable licenses increased by $901,000 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007 and represented 32% and 34% of ratable licenses revenue for the six months ended March 31, 2008 and 2007, respectively.
The increase in direct costs of ratable licenses for the three and six months ended March 31, 2008 was mainly due to test equipment sold as part of each SITE system contract. The cost of this equipment is being expensed ratably over the same twelve to thirty-six months period as the revenue to which it is associated. The decrease in direct costs of ratable licenses as a percentage of the ratable license revenue is due to the fact that there was higher revenue being recognized in fiscal 2008 that did not have any associated direct costs of ratable licenses such as maintenance renewal or software.
We anticipate that direct costs of ratable licenses for the third quarter of fiscal 2008 will increase in absolute dollars compared to the second quarter of fiscal 2008 in conjunction with changes in ratable licenses revenue for the third quarter of fiscal 2008.
Direct Costs of Professional Services. Direct costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our CEM engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by $413,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, and represented 93% and 79% of professional services revenue for the three months ended March 31, 2008 and 2007, respectively.
Direct costs of professional services decreased by $731,000 for the six months ended March 31, 2008 as compared to the three months ended March 31, 2007, and represented 75% and 74% of professional services revenue for the six months ended March 31, 2008 and 2007, respectively.
The decrease in costs of professional services for the three months and six months ended March 31, 2008 was primarily due to lower personnel related costs associated with our CEM services due to stringent cost containment. In addition, the decrease in costs of professional services was due to lower consulting expenses that were incurred in fiscal 2007 that did not recur in fiscal 2008 due to a specific customer engagement. We do not anticipate that direct costs of professional services for the third quarter of fiscal 2008 will change significantly in absolute dollars compared to the second quarter of fiscal 2008.
Development

	2008	2007	% Change
	(In thousands)
For the three months ended March 31:
Development	$3,160	$2,877	10%

For the six months ended March 31:
Development	$6,293	$5,749	9%
Development expenses consist primarily of compensation and related costs for development personnel. Development expenses increased by $283,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Development expenses increased by $544,000 for the six months ended March 31, 2008 compared to the six months ended March 31, 2007. The increase in development costs for the three and six months ended March 31, 2008 was primarily due to an increase in personnel costs due to additional headcount and higher consulting expenses. To date, all internal development expenses have been expensed as incurred. We do not anticipate that development expenses for the third quarter of fiscal 2008 will change significantly in absolute dollars compared to the second quarter of fiscal 2008.

Operations

	2008	2007	% Change
	(In thousands)
For the three months ended March 31:
Operations	$2,024	$1,948	4%

For the six months ended March 31:
Operations	$4,027	$3,790	6%
     Operations expenses consist primarily of compensation and related expenses for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses increased by $76,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Our operations expenses increased by $237,000 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The increase in operations expenses for the three and six months ended March 31, 2008 was primarily attributable to an increase in personnel costs due to additional headcount and higher consulting expenses. We do not anticipate that operations expenses for the third quarter of fiscal 2008 will change significantly in absolute dollars compared to the second quarter of fiscal 2008.
Sales and Marketing

	2008	2007	% Change
	(In thousands)
For the three months ended March 31:
Sales and marketing	$6,529	$5,037	30%

For the six months ended March 31:
Sales and marketing	$12,296	$9,666	27%
Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $1.5 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Sales and marketing expenses increased by approximately $2.6 million for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The increase in sales and marketing costs for the three and six months ended March 31, 2008 was mainly attributable to our continued investment in sales and marketing, primarily related to additional personnel from 73 in the first quarter of fiscal 2007 to 96 in the second quarter of fiscal 2008.
We believe that sales and marketing expenses for the third quarter of fiscal 2008 will decrease in absolute dollars compared to the second quarter of fiscal 2008 due to the exclusion of costs related to our annual sales meeting and an annual conference that occurred in the second quarter, and offset by costs related to additional headcount.
General and Administrative

	2008	2007	% Change
	(In thousands)
For the three months ended March 31:
General and administrative	$2,501	$2,378	5%

For the six months ended March 31:
General and administrative	$4,988	$4,757	5%

General and administrative expenses consist primarily of compensation and related costs, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $123,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. General and administrative expenses increased $231,000 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The increase in expenses was mainly attributable to additional personnel costs associated with additional headcount and higher consulting and professional fees.
We believe that general and administrative expenses for the third quarter of fiscal 2008 will be comparable to the second quarter of fiscal 2008.
Excess Occupancy Income

	2008	2007	% Change
	(In thousands)
For the three months ended March 31:
Rental income	$(643)	$(294)	119%
Rental and other expenses	334	273	22%

Excess occupancy income	$(309)	$(21)	1,371%

For the six months ended March 31:
Rental income	$(1,250)	$(561)	123%
Rental and other expenses	660	513	29%

Excess occupancy income	$(590)	$(48)	1,129%

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based on the actual square footage available for lease to third parties, which was approximately 60% for the three and six months ended March 31, 2008 and 2007. The increase in excess occupancy income for the three and six months ended March 31, 2008 as compared to the three and six months ended March 31, 2007 was primarily due to the increase in tenant income of approximately $349,000 and $689,000, respectively, due to the leasing of additional space, offset by a net increase in expenses of $61,000 and $147,000, respectively. We expect the excess occupancy income will be approximately the same in the third quarter, as the second quarter, of fiscal 2008.
Amortization of Identifiable Intangible Assets

	2008	2007	% Change
	(In thousands)
For the three months ended March 31:
Amortization of identifiable intangible assets — software	$211	$187	13%
Amortization of identifiable intangible assets — other	542	573	(5)%

Total amortization of identifiable intangible assets	$753	$760	(1)%

For the six months ended March 31:
Amortization of identifiable intangible assets — software	$416	$370	12%
Amortization of identifiable intangible assets — other	1,079	1,149	(6)%

Amortization of identifiable intangible assets	$1,495	$1,519	(2)%

Total amortization of identifiable intangible assets was comparable for the three and six months ended March 31, 2008 as compared to the three and six months ended March 31, 2007. Amortization of intangible assets – software relates to our Keynote SIGOS developed technology related to our SIGOS SITE system and is reflected in direct costs of revenue in our condensed consolidated statements of operations.
We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At March 31, 2008, we had a remaining balance of approximately $6.8 million of identifiable intangible assets that are being amortized over a three to six and one half-year expected life. We expect the amortization of identifiable intangible assets to be approximately $750,000 for the third quarter of fiscal 2008, excluding the impact of our acquisition of Zandan, and assuming no impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of March 31, 2008, as listed in the table below, will be fully amortized by September 2012 (in thousands):

	Technology	Technology	Customer
	Based - Software	Based - Other	Based	Trademark	Covenant	Backlog	Total
Net carrying value at March 31, 2008	$2,840	$409	$2,703	$606	$65	$194	$6,817
Interest Income and Interest and Other Expenses

	2008	2007	% Change
	(In thousands)
For the three months ended March 31:
Interest income	$807	$1,134	(29)%
Interest expense and other	74	15	393%

Interest income, interest and other expenses, net	$881	$1,149	(23)%

For the six months ended March 31:
Interest income	$2,092	$2,255	(7)%
Interest expense and other	(61)	15	(507)%

Interest income, interest and other expenses, net	$2,031	$2,270	(11)%

Interest income and interest and other expenses, net decreased $268,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Interest income and interest and other expenses, net decreased $239,000 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The decrease for the three and six months ended March 31, 2008 was due to interest income earned on lower cash balances. We expect that interest income, and interest and other expenses, net, for the third quarter of fiscal 2008 will be approximately $500,000, absent any additional transactions, and assuming no material changes in interest rates.
(Provision for) Benefit from Income Taxes

	2008	2007	% Change
	(In thousands)
For the three months ended March 31:
(Provision for) benefit from income taxes	$(45)	$193	(123)%

For the six months ended March 31:
(Provision for) benefit from income taxes	$(289)	$1,239	(123)%
Our effective tax rate for the three months ended March 31, 2008 and 2007 was approximately (4)% and 118%, respectively. Our effective tax rate for the six months ended March 31, 2008 and 2007 was approximately (16)% and 131%, respectively. The income tax provisions were calculated based on the estimated annual effective tax rate for our company and the impact of items of tax expense that are accounted for discretely in the period in which they occur. The tax provision for the second quarter of fiscal 2008 differed from the U.S. statutory rate primarily due to the fact that the Company does not receive a benefit from the losses incurred in the U.S. as management does not feel that it is more likely than not that the Company will realize the deferred tax assets recorded in the U.S.
Stock-based Compensation Expense
Stock-based compensation expense, which is included in cost of revenues and operating expenses by category, increased by $156,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Stock-based compensation expense increased by $336,000 for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007. The increase for the three and six months ended March 31, 2008 was due to an increase in grants of stock options to existing as well as to new employees. The following table summarizes stock-based compensation related to employee stock options and employee stock purchase plan purchases under SFAS 123R which was allocated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Direct costs of ratable licenses	$66	$40	$115	$81
Direct costs of professional services	124	128	239	264
Development	274	209	504	419
Operations	178	144	323	290
Sales and marketing	413	316	740	596
General and administrative	105	167	339	274

Stock-based compensation expense related to stock options and employee stock purchase plans	$1,160	$1,004	$2,260	$1,924

Liquidity and Capital Resources

	March 31,	September 30,
	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$55,104	$107,935
Accounts receivable, net	$7,552	$5,988
Working capital	$33,613	$87,818
Days sales in accounts receivable (DSO) (a)	39	35

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

The DSO’s presented in the table above reflect the three months ended March 31, 2008 and September 30, 2007.

	2008	2007
	(In thousands)
For the six months ended March 31
Cash provided by operating activities	$2,857	$11,527
Cash provided by (used in) investing activities	$45,590	$(16,915)
Cash provided by (used in) financing activities	$(55,914)	$3,268
Cash, cash equivalents and short-term investments
As of March 31, 2008, we had approximately $37.6 million in cash and cash equivalents and approximately $17.5 million in short-term investments, for a total of approximately $55.1 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of Aa3 or better.

Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.
For the six months ended March 31, 2008, net cash provided by operating activities was approximately $2.9 million. Net cash provided was mainly due to net loss of $2.1 million, adjusted for $6.1 million of non-cash adjustments to reconcile net loss to net cash provided by operating activities and a $1.2 million net decrease in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization and stock-based compensation expense offset by the accretion of debt investment discount. The net decrease in operating assets and liabilities was primarily due to an increase in accounts receivable of $1.6 million and an increase in prepaids, deferred costs and other current assets of $1.0 million offset by an increase in deferred revenue of $1.6 million. The increase in accounts receivable during the first half of fiscal 2008 was mainly related to higher DSO for the period as evidenced by our higher DSO of 39 days for the first half of fiscal 2008 as compared to 35 days for the quarter ended September 30, 2007. The change in deferred revenue during the second quarter of fiscal 2008 was mainly related to increased sales.
Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the six months ended March 31, 2008, net cash provided by our investing activities was approximately $45.6 million. We received approximately $48.0 million of cash from the net sales of short-term investments. We also utilized $2.4 million to purchase property and equipment, primarily for our production infrastructure and information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash used in financing activities
The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. For the six months ended March 31, 2008, net cash used in financing activities was approximately $55.9 million, which was primarily due to the repurchases of common stock of $59.0 million, offset by proceeds from the issuance of common stock and the exercise of stock options of $3.1 million.
Our Board of Directors has approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. From the inception of the stock repurchase program in January 2001 to March 31, 2008, a total of approximately 19.3 million shares have been repurchased in the open market for approximately $195.4 million.
Commitments
As of March 31, 2008, our principal commitments consisted of approximately $4.2 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to nineteen months to 76 bandwidth and collocation providers amounting to $1.1 million in the aggregate for 74 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth.
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
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. Originally, FAS 157 was effective for the first fiscal year beginning after November 15, 2007. However, in February 2008, the FASB released FASB Staff Position FSP FAS 157-2, “”Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. FAS 157 is effective for us beginning in the first quarter of fiscal year 2010. We are currently evaluating the effects, if any, of the adoption of FAS 157 on our condensed consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 141R on our condensed consolidated financial position, results of operations and cash flows.
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
In April 2008, the FASB released FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) and other U.S. generally accepted accounting principles. FAS 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 142-3 on our consolidated financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of March 31, 2008, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $322,000 on an annualized basis.

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
Item 4. Controls and Procedures
(a) Changes in Internal Controls
As of September 30, 2007, we had a material weakness in our internal controls over financial reporting with respect to the lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of U.S. generally accepted accounting principles and SEC reporting matters to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. We are taking steps to remediate this material weakness primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience. The actions we plan to take are subject to continued management review as well as audit committee oversight. During the second quarter of fiscal 2008, we hired a Director of Revenue and Director of Finance with technical accounting and financial reporting experience. In addition, we intend to implement cross-functional training for personnel in the finance department. While we are working on remediating this material weakness, we cannot assure you that we will be able to do so in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.
(b) Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in reaching a level of reasonable assurance in achieving our desired control objectives because of the material weakness at September 30, 2007 that was not remediated by March 31, 2008.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
In August 2001, the company and certain of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against us, certain of our officers, and underwriters of our September 24, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citing several press articles, the Consolidated Complaint alleged that the underwriter defendants used improper methods in allocating shares in initial public offerings, and claimed the underwriter defendants entered into improper commission agreements regarding aftermarket trading in our common stock purportedly issued pursuant to the registration statement for the initial public offering. The Consolidated Complaint also alleged market manipulation claims against the underwriter defendants based on the activities of their respective analysts, who were allegedly compromised by conflicts of interest. The claims made in the Consolidated Complaint are substantially similar to claims made in over three hundred other consolidated amended complaints filed in a coordinated matter captioned In re Initial Public Offering Securities Litigation.
We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of our present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26,

2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. The District Court has yet to rule upon the motion for class certification. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim which the District Court denied on March 8, 2008. There can be no assurance that the parties will be able to reach a settlement in light of any new class definition that the Court approves, or that any such settlement would be on terms as favorable to the Company as the previous settlement. If no settlement is reached, the Company will defend the litigation on its merits.
In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. No amount has been accrued as of March 31, 2008 and September 30, 2007 since our liability, if any, is not probable and cannot be reasonably estimated.
We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A.Risk Factors
We have incurred in the past and may in the future continue to incur losses, and we may not achieve and thereafter sustain profitability.
     We may not be able to achieve or sustain profitability in the future. We have incurred net losses in each of our last two fiscal years. As of March 31, 2008, we had an accumulated deficit of approximately $142.2 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2008, we had approximately $6.8 million of net identifiable intangible assets and approximately $67.4 million of goodwill. We have in the past, and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. During the six months ended March 31, 2008, we did not incur any impairment charges. In addition, we have deferred tax assets which may not be fully realized. We are also required to record as compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”), the cost of stock-based awards. As a result, we may not be able to achieve and sustain profitability.
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
     Our results of operations could vary significantly from quarter to quarter. If revenue or other operating results fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract and retain new customers in a quarter, particularly larger enterprise customers;

•	The timing and service period of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as our CEM services and single-page/single-device measurements;

•	The level of sales of our MTM products and services and timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our ability to increase sales of each of our three service lines;

•	The timing and amount of operating costs, including sales and marketing, investments and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

•	Expenses associated with our equity plans.
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
     Revenue from our MTM services has increased from approximately $4.3 million for the quarter ended March 31, 2007 to approximately $6.3 million for the quarter ended March 31, 2008. We also experienced increased bookings during the same period. We cannot assure that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: we have little experience operating in Germany where Keynote SIGOS is located; the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; and we may not be able to successfully compete against current or new competitors in this area. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our MTM services.
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
     The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, Hewlett-Packard, Segue Software (acquired by Borland Software) and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. Customers could choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.
     In addition, the acquisition of Mercury Interactive by Hewlett-Packard with whom we had a relationship could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, and as a result of its acquisition of Mercury Interactive, it does not promote our services at the same level as it had in the past which could result in a decrease in our ITM revenue.
     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems Management software, such as BMC Software, CompuWare, CA- Unicenter, HP-Openview, Quest Software, Attachmate, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless services from companies such as Argogroup, Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.
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
     Our ten largest customers accounted for approximately 31% and 28% of our total revenue for the six months ended March 31, 2008 and 2007, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.
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
     Our business depends on the overall demand for information technology. The purchase of our services could be discretionary and may involve a significant commitment of capital and other resources. Economic conditions, or a reduction in information technology, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices and reduced sales.
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
     Professional services revenue represented approximately 14% and 18% of total net revenue for the six months ended March 31, 2008 and 2007, respectively. Professional services revenue has decreased in absolute dollars in the past, as was the case in fiscal 2007, and this trend could continue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business which includes our operating results could be harmed if we cannot increase our professional services revenue.

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
     We are continuing to seek to expand the sales of our services outside the United States. Although we completed our acquisition of SIGOS Systemsintegration GmbH in April 2006 and Zandan in April 2008, to date, we have relatively little experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 38% and 28% of our total net revenue for the six months ended March 31, 2008 and 2007, respectively. We expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
•	currency exchange rate fluctuations;

•	seasonal fluctuations in purchasing patterns;

•	unexpected changes in regulatory requirements;

•	maintaining and servicing computer hardware in distant locations;

•	Costs associated with repatriating funds from outside the U.S.;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws; and

•	reduced protection for intellectual property rights in some countries.
     The Internet may not be used as widely in other countries and the adoption of e-business may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our services to customers in markets outside the United States.
Industry consolidation may lead to stronger competition and may harm our operating results.
     There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, HP acquired Mercury Interactive, one of our prior competitors. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that loss of a major customer could harm our revenue.

We failed to maintain the adequacy of our internal controls, consequently, our ability to provide accurate financial statements could be impaired and any failure to maintain our internal controls and provide accurate financial statements could cause our stock price to decrease substantially.
     One or more material weaknesses in our internal controls over financial reporting could occur or be identified in the future. For example, for the fiscal year ended September 30, 2007 we had a material weakness regarding the lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of U.S. generally accepted accounting principles and SEC matters. Because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of the effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligation and there could be a material adverse effect on the price of our securities.
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
     The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have 13.8 million shares outstanding, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases in the second quarter of fiscal year 2008 were as follows:

				Dollar Value of
			Total	Shares That
	Total		Number of Shares	May Yet be
	Number of	Average	Purchased as Part of	Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs
				(In thousands)
January 1, 2008 to January 31, 2008	814,589	$13.75	—	$83,619
February 1, 2008 to February 29, 2008	1,471,355	$10.80	—	$67,727
March 1, 2008 to March 31, 2008	1,915,336	$11.52	—	$45,662

Balance as of March 31, 2008	4,201,280	$11.70	—	$45,662

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	We held our Annual Meeting of Stockholders on March 20, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities and Exchange Act.

(b)	The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of directors were as indicated:
(1)	Holders of our common stock voted to elect seven directors, each to service until his or her successor has been elected and qualified or until his or her earlier resignation or removal as follows:

	For	Against	Withheld	Non-Vote
Umang Gupta	15,102,639	—	88,773	—
David Cowan	15,144,748	—	46,664	—
Deborah Rieman	14,986,834	—	204,578	—
Mohan Gyani	14,748,663	—	442,749	—
Raymond L. Ocampo Jr.	14,751,529	—	439,883	—
Jennifer Bolt	15,144,464	—	46,948	—
Charles M. Boesenberg	14,907,689	—	283,723	—

(2)	Holders of our common stock voted to ratify the appointment of Deloitte & Touche LLP as our auditors for the fiscal year ending September 30, 2008.

For	Against	Abstain	Non-Vote
15,170,904	8,914	11,593	—
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 12th day of May 2008.

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