Form 10-Q
period 2008-06-30
KEYNOTE SYSTEMS INC
filed 2008-08-11
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 5, 2008
Common Stock, $.001 par value	13,899,062

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	September 30,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$49,648	$42,875
Short-term investments	4,291	65,060

Total cash, cash equivalents, and short-term investments	53,939	107,935
Accounts receivable, less allowance for doubtful accounts and billing adjustment of $291 and $284 as of June 30, 2008 and September 30, 2007, respectively	7,310	5,988
Prepaids, deferred costs and other current assets	3,834	2,703
Inventories	1,242	1,059
Deferred tax assets	4,064	3,922

Total current assets	70,389	121,607
Deferred costs and other long-term assets	1,765	1,301
Property and equipment, net	36,167	35,480
Goodwill	69,559	63,129
Identifiable intangible assets, net	7,028	7,963
Deferred tax assets	604	—

Total assets	$185,512	$229,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,614	$2,285
Accrued expenses	14,863	11,656
Current portion of capital lease obligation	16	24
Notes payable	287	—
Deferred revenue	23,086	19,824

Total current liabilities	39,866	33,789
Income tax payable	1,694	—
Long-term portion of capital lease obligation	23	31
Deferred rent and other long-term liabilities	349	292
Long-term deferred revenue	1,083	2,136
Long-term deferred tax liability	1,503	2,347

Total liabilities	44,518	38,595

Commitments and contingencies — see Note 12
Stockholders’ equity:
Common stock	14	18
Treasury stock	—	(1,151)
Additional paid-in capital	271,558	325,525
Accumulated deficit	(142,576)	(140,188)
Accumulated other comprehensive income	11,998	6,681

Total stockholders’ equity	140,994	190,885

Total liabilities and stockholders’ equity	$185,512	$229,480

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue:
Subscription services	$11,441	$10,881	$33,405	$32,121
Ratable licenses	6,426	3,443	15,033	8,852
Professional services	2,631	3,063	7,414	8,943

Total net revenue	20,498	17,387	55,852	49,916

Costs and expenses
Costs of revenue
Direct costs of subscription services	2,235	2,175	6,571	6,343
Direct costs of ratable licenses	1,526	1,456	4,240	3,269
Direct costs of professional services	1,762	1,947	5,361	6,277
Development	3,232	2,950	9,525	8,699
Operations	2,270	1,853	6,297	5,643
Amortization of intangible assets — software	281	191	697	561

Total costs of revenue	11,306	10,572	32,691	30,792
Sales and marketing	6,697	5,243	18,993	14,909
General and administrative	2,834	2,490	7,822	7,247
Excess occupancy income	(297)	(33)	(887)	(81)
Amortization of intangible assets — other	568	522	1,647	1,671

Total costs and expenses	21,108	18,794	60,266	54,538

Loss from operations	(610)	(1,407)	(4,414)	(4,622)
Interest income and other, net	343	1,168	2,374	3,438

Loss before provision for income taxes	(267)	(239)	(2,040)	(1,184)
Provision for income taxes	(140)	(1,294)	(429)	(55)

Net loss	$(407)	$(1,533)	$(2,469)	$(1,239)

Net loss per share:
Basic	$(0.03)	$(0.09)	$(0.15)	$(0.07)

Diluted	$(0.03)	$(0.09)	$(0.15)	$(0.07)

Shares used in computing basic and diluted net loss per share:
Basic	13,747	17,662	16,039	17,353
Diluted	13,747	17,662	16,039	17,353
See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,469)	$(1,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,808	3,311
Stock-based compensation	3,386	3,051
Impairment of short-term investment	98	—
Charges to bad debt and billing adjustment reserves	189	196
Accretion of debt investment discount	(423)	(983)
Amortization of identifiable intangible assets	2,344	2,232
Deferred tax provision	—	175
Changes in operating assets and liabilities:
Accounts receivable	(1,253)	826
Inventories	(55)	(349)
Prepaids, deferred costs and other assets	(457)	(1,049)
Accounts payable and accrued expenses	(1,246)	(1,718)
Deferred revenue	457	12,957

Net cash provided by operating activities	4,379	17,410

Cash flows from investing activities:
Purchases of property and equipment	(3,987)	(4,160)
Purchase of businesses and assets, net of cash acquired of $19 in 2008	(640)	(307)
Earnout payment for acquisition of business	—	(10,587)
Sales of short-term investments	84,260	39,226
Purchases of short-term investments	(23,101)	(57,323)

Net cash provided by (used in) investing activities	56,532	(33,151)

Cash flows from financing activities:
Repayment of credit facilities	(21)	(27)
Proceeds from issuance of common stock and exercise of stock options	3,857	8,497
Repurchase of outstanding common stock	(60,070)	—

Net cash provided by (used in) financing activities	(56,234)	8,470

Effect of exchange rate changes on cash and cash equivalents	2,096	320

Net increase (decrease) in cash and cash equivalents	6,773	(6,951)
Cash and cash equivalents at beginning of the period	42,875	45,662

Cash and cash equivalents at end of the period	$49,648	$38,711

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$1,068	$518

Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$372	$13

Retirement of treasury stock	$61,073	$21,150

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     (1) Basis of Presentation
The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the results of operations and cash flows for the interim periods ended June 30, 2008 and 2007.
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
Certain amounts in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the prior year have been reclassified to conform to the fiscal 2008 presentation. Net operating results have not been affected by these reclassifications. Specifically, (1) ratable licenses revenue has been reclassified from subscription services revenue along with the corresponding direct costs of revenue, (2) amortization of intangible assets for software related developed technology has been reclassified from amortization of intangible assets-other, (3) development and operations expenses have been reclassified from expenses and shown as separate line items within costs of revenue on the Company’s condensed consolidated statement of operations and (4) interest receivable has been reclassified from accretion of debt investment discount to prepaids, deferred costs and other assets in the condensed statements of cash flows.
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
Upon adoption of FIN 48 on October 1, 2007, the Company recognized a cumulative effect adjustment of $81,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the September 30, 2007 accumulated deficit balance. At June 30, 2008, the Company has recorded unrecognized tax benefits of approximately $5.0 million. Of this amount, approximately $1.7 million has been recorded in the income tax payable account and the remaining $3.3 million has been booked as a de-recognition of deferred tax assets. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months.
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
Stock Based Compensation
(a) Summary of Plans
As of June 30, 2008, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of June 30, 2008, options to purchase approximately 6.0 million shares were outstanding under the Incentive Plan, and approximately 715,000 shares were available for future issuance under the Incentive Plan.
As of June 30, 2008, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of June 30, 2008, approximately 893,000 shares had been issued under the Purchase Plan, and approximately 530,000 shares remain for future issuance.
(b) Summary of Assumptions and Activity
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchase rights under the equity incentive plans are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock Option Under Equity Incentive Plan:
Volatility	35.3 - 36.4%	28.9 - 30.0%	30.0 - 36.4%	25.7 - 30.5%
Risk free interest rate	2.3 - 3.3%	4.5 - 5.1%	2.3 - 4.0%	4.5- 5.1%
Expected life (in years)	3.8 - 5.4	3.8	3.4 - 5.5	2.4 - 4.9
Dividend yield	—	—	—	—
Employee Stock Purchase Plan:
Volatility	40.1%	25.0%	34.9%	26.0%
Risk free interest rate	2.1%	5.1%	3.0%	5.1%
Expected life (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—

A summary of option activity for the nine months ended June 30, 2008, is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at September 30, 2007	5,723	$14.21	6.8	$15,482
Granted	730	$13.61
Exercised	(388)	$8.38
Forfeited or canceled	(67)	$12.70
Expired	(19)	$12.26

Outstanding at June 30, 2008	5,979	$14.53	6.6	$9,951

Exercisable at June 30, 2008	3,906	$15.73	5.5	$7,643

The weighted average grant-date fair value of options granted during the nine months ended June 30, 2008 was $4.41 per share. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2008 was approximately $1.7 million.
As of June 30, 2008, there was approximately $7.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.1 years).
Excess Occupancy Income
Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building acquired in 2002, net of related fixed costs, such as property taxes, insurance, leasing broker fees and depreciation. These particular costs represent the fixed costs of operating the Company’s headquarters building and are based on the actual square footage unoccupied by the Company, which was determined to be approximately 60% during the three and nine months ended June 30, 2008 and 2007. Rental income was approximately $633,000 and $277,000 for the three months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008 and 2007, rental income was approximately $1.9 million and $857,000, respectively. Rental income was greater than the excess occupancy costs, thus generating an excess occupancy income. As of June 30, 2008, the Company had leased space with fifteen tenants of which thirteen had noncancelable operating leases, which expire on various dates through 2014. As of June 30, 2008, future minimum rents receivable under the leases, are as follows (in thousands):

Fiscal years:
2008 (remaining three months)	$673
2009	2,283
2010	1,805
2011	1,686
2012	1,408
Thereafter	306

Total future minimum rents receivable	$8,161

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
     Subscription Services Revenue: Subscription services revenue consists of fees from sales of subscriptions to the Company’s Perspective family of services, and Global Roamer.
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
     For customers that are billed the entire amount of their subscription in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers that are billed on a monthly basis, revenue is recognized monthly based upon actual service usage for the month. Regardless of when billing occurs, the Company recognizes revenue as services are provided and defers any revenue that is unearned.
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
     The Company also enters into multiple element arrangements, which generally consist of either: 1) the combination of subscription and professional services, or 2) multiple professional services. For these arrangements, the Company recognizes revenue in accordance with EITF 00-21. The Company allocates and defers revenue for the undelivered items based on objective evidence of fair value of the undelivered elements, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. When sufficient objective evidence of fair value does not exist for undelivered items when subscription and professional services are combined, the entire arrangement fee is recognized ratably over the applicable performance period.
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
(3) Comprehensive Income (Loss) and Foreign Currency Translation
The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of comprehensive income (loss) consist of net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in interest and other expenses in the condensed consolidated statements of operations as incurred.

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(407)	$(1,533)	$(2,469)	$(1,239)
Net unrealized gain (loss) on available-for-sale investments	(36)	7	18	120
Foreign currency translation gain (loss)	(119)	586	5,299	2,264

Comprehensive income (loss)	$(562)	$(940)	$2,848	$1,145

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
The Company classifies all of its short-term investments as available-for-sale. These investments mature or reset in one year or less as of the balance sheet dates, and consist of investment-grade corporate and government debt securities with Moody’s ratings of Aa3 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification. There were no realized gains or losses during the three and nine months ended June 30, 2008 and 2007.

The following table summarizes the Company’s cash and cash equivalents as of June 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$36,208	$—	$—	$36,208
Money market mutual funds	13,440	—	—	13,440

Total	$49,648	$—	$—	$49,648

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of June 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Corporate bonds and commercial paper	$4,281	$10	$—	$4,291

Total	$4,281	$10	$—	$4,291

The following is a summary of the cost and estimated fair value of available-for-sale securities at June 30, 2008, by contractual maturity (in thousands):

		Estimated
	Amortized	Market
	Cost	Value

Mature in one year or less	$4,281	$4,291

During the nine months ended June 30, 2008, the Company recorded an impairment charge of $98,000, related to one of its investments held by Keynote SIGOS. This particular investment has been sold in the three months ended June 30, 2008 at approximately its fair market value. There was no impairment charge for the three months ended June 30, 2008 and for the three and nine months ended June 30, 2007. As of June 30, 2008, the Company does not have any holdings in auction rate securities.
(6) Inventories
Inventories related to SIGOS SITE systems were approximately $1.2 million and $1.1 million as of June 30, 2008 and September 30, 2007, respectively. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of the Company’s products. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.
(7) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the nine months ended June 30, 2008 (in thousands):

Balance at September 30, 2007	$63,129
Goodwill from the acquisition of Zandan S.A.	2,320
Translation adjustments	4,110

Balance at June 30, 2008	$69,559

Identifiable intangible assets amounted to approximately $7.0 million (net of accumulated amortization of approximately $22.7 million) at June 30, 2008, and approximately $8.0 million (net of accumulated amortization of approximately $19.7 million) at

September 30, 2007. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of June 30, 2008:
Gross carrying value	$6,391	$12,615	$9,096	$1,348	$65	$195	$29,710
Accumulated amortization	(2,457)	(11,689)	(7,666)	(718)	(38)	(114)	(22,682)

Net carrying value at June 30, 2008	$3,934	$926	$1,430	$630	$27	$81	$7,028

As of September 30, 2007:
Gross carrying value	$4,449	$11,845	$9,845	$1,178	$93	$278	$27,688
Accumulated amortization	(1,238)	(11,072)	(6,803)	(509)	(26)	(77)	(19,725)

Net carrying value at September 30, 2007	$3,211	$773	$3,042	$669	$67	$201	$7,963

Amortization expense for identifiable intangible assets for the three months ended June 30, 2008 and 2007 was $849,000 and $713,000, respectively. Amortization expense for identifiable intangible assets for the nine months ended June 30, 2008 and 2007 was $2.3 million and $2.2 million, respectively. Amortization of developed technology related to software was $281,000 and $191,000 for the three months ended June 30, 2008 and 2007, respectively. Amortization of developed technology related to software was $697,000 and $561,000 for the nine months ended June 30, 2008 and 2007, respectively. These amounts were recorded to costs of revenue.
The estimated future amortization expense for existing identifiable intangible assets as of June 30, 2008 is as follows (in thousands):

Total
Fiscal years:
2008 (Remaining three months)	$814
2009	2,385
2010	1,746
2011	1,498
2012	585

Total	$7,028

Weighted-average remaining useful lives as of June 30, 2008 (years)	3.2
(8) Net Loss Per Share
Basic and diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock outstanding during the period.
For the three months ended June 30, 2008 and 2007, approximately 6.0 million and 6.1 million options outstanding, respectively, were excluded from the computation of diluted net loss per share since their effect would have been antidilutive. For the nine months ended June 30, 2008 and 2007, approximately 5.8 million and 6.7 million options outstanding, respectively, were excluded from the computation of diluted net loss per share since their effect would have been antidilutive.
(9) Acquisitions
On April 16, 2008, the Company acquired all outstanding shares of Zandan S.A. (“Zandan”), a mobile data network testing and monitoring solutions provider, for approximately €1.3 million or $2.0 million which consists of the following (in thousands):

Cash consideration	$1,455
Direct transaction costs	543

Total purchase price	$1,998

Of the cash consideration, approximately €565,000 or $883,000 is withheld in escrow accounts for specified indemnity obligations. As of June 30, 2008, the Company had paid approximately $572,000 of cash consideration for the acquisition and $68,000 of the estimated $543,000 of direct transaction costs.
Zandan is a private French-based software company. The Company supplies active end-to-end customer simulation solutions used across the mobile service life cycle from interactive testing, service and handset acceptance to live monitoring, alerting, troubleshooting and service level agreement management. The Company believes the acquisition will enhance and broaden its mobile testing and monitoring solutions.
The purchase price for the acquisition of Zandan has been preliminarily allocated to assets and liabilities acquired based upon management’s estimate of their fair values. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. The Company is in the progress of completing its fair value analysis for certain working capital items, intangible assets and deferred revenue. Any changes to those fair value estimates will be reflected in as an adjustment to goodwill. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of April 16, 2008 (in thousands):

Cash and cash equivalents	$19
Accounts receivable	148
Deferred tax assets	604
Other assets	732
Property, plant, equipment and software	81
Intangible assets:
Technology-based intangibles (amortization period of 2 years)	778
Customer-based intangibles (amortization period of 3 years)	302
Goodwill	2,320

Total assets acquired	4,984
Accounts payable and accrued liabilities	(1,834)
Accrued compensation	(702)
Deferred revenue	(163)
Notes payable	(287)

Total purchase price, including direct acquisition costs	$1,998

The following summary, prepared on an unaudited pro-forma basis, reflects consolidated results of operations for the nine months ended June 30, 2008 and 2007, assuming Zandan had been acquired at the beginning of each period presented (in thousands, except per share data):

	Nine Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2007

Revenue	$56,614	$51,411
Net loss	$(4,554)	$(4,510)
Net loss per share-basic and diluted	$(0.28)	$(0.26)
Shares used in pro forma per share computation-basic and diluted	16,039	17,353
As a result of acquiring all outstanding shares of Zandan, the Company assumed a legal settlement against Zandan involving a dispute alleging that Zandan had not complied with its Systems Support Agreement. The matter was taken to court where the Swiss federal court ruled that Zandan pay €242,000 or $381,000, plus interest. Zandan was not successful on appeal, and as such, an accrual of €265,000 or $417,000, was recorded in accrued expenses. As of June 30, 2008, this settlement still remains unpaid. However, as part of the purchase agreement, this legal liability is the responsibility of Zandan’s former shareholders, and as such, the amount has been set aside in escrow.
(10) Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 was (52%) and (541%), respectively. The Company’s effective tax rate for the nine months ended June 30, 2008 and 2007 was (21%) and (5%), respectively. The rate for the three months and nine months ended June 30, 2008 was primarily the result of the Company not benefiting from the losses incurred in the

United States. The high tax rate for the three months ended June 30, 2007 was due primarily to a change in the estimated effective tax rate for the year ended September 30, 2007. As required by FASB Interpretation No.18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the impact of items of tax expense (or benefit) that do not relate to “ordinary income” in the current year generally should be accounted for discretely in the period in which it occurs and be excluded from the effective tax rate calculation. The Company also excludes the losses from jurisdictions in which the loss will not be benefited due to uncertainty of the realizability of the deferred tax assets created by the losses. The Company has determined that it is not able to project income for its operations in Germany with the precision necessary to estimate an annual effective rate for tax purposes. As such the Company has calculated the tax provision for its German operations on a discrete basis. The Company recorded a discrete tax provision for its operations in Germany of $92,000 and $203,000 during the three and nine months ended June 30, 2008, respectively.
During the three months ended December 31, 2007, the Company entered into an agreement whereby it purchased certain intangible assets from its German subsidiary. This transaction was treated as an inter-company sale and, as such, the tax consequences of the transaction are not recognized on the sale until the Company no longer benefits from the underlying assets. Therefore, the Company has recorded a long-term prepaid income tax asset in the amount of $253,000 which represents the income taxes that the German subsidiary will pay in the amount of $1.4 million, offset by the elimination of the deferred tax liability that was established on the transferred assets at the time of the acquisition of the German subsidiary. The deferred tax liability had a carrying amount of approximately $1.2 million at the time of the transfer. This remaining prepaid tax asset of $253,000 is being amortized through tax expense over the life of the underlying asset, which has been determined to be 48 months.
The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and carry-forwards, and the effectiveness of the Company’s tax planning strategies. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from management’s estimates, future income tax expense could be materially affected.
At September 30, 2007, the Company determined that the projected sources of future taxable income in the United States were not considered to be sufficient to support any of the deferred tax assets located in the United States. Therefore, the Company established a valuation allowance against all of the deferred tax assets related to the United States. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be reduced, which would reduce the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. In the event that management determines that the valuation allowance should be reduced, the tax effect would be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately. SFAS No. 123R has the effect of increasing the effective tax rate due to compensation expense from incentive stock options and employee stock purchase plan shares, which have no associated tax benefit to the Company. In a future period, it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result.
(11) Notes Payable
As a result of acquiring all outstanding shares of Zandan, the Company assumed a loan agreement that Zandan entered into in 2007, with Oseo BDPME, a French State Bank of Innovation, to borrow approximately €182,000 or $287,000 to meet general working capital requirements. Amounts borrowed under this agreement are secured by Zandan’s 2005 research tax credit receivable in the amount of approximately €288,000 or $453,000. Amounts borrowed bear a variable interest based upon the Euro Overnight Interest Average rate of the month plus 3.8%. Interest and principal are due when the research tax credit receivable is collected from the French Tax Authorities, which is expected to be in the second quarter of 2009.
(12) Commitments and Contingencies
     (A) Leases
The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through August 2015. As of June 30, 2008, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Fiscal year:
2008 (remaining three months)	$287	$6
2009	959	19
2010	830	17
2011	623	—
2012	446	—
Thereafter	913	—

Total minimum lease payments	$4,058	42

Less amounts representing interest		(3)

Present value of minimum lease payments		39
Less current portion of capital lease obligation		(16)

Long-term portion of capital lease obligation		$23

Rent expense for the three months ended June 30, 2008 and 2007 was approximately $343,000 and $253,000, respectively. Rent expense for the nine months ended June 30, 2008 and 2007 was approximately $842,000 and $688,000, respectively.
     (B) Commitments
The Company has contingent commitments, which range in length from one to thirty-four months, to 79 bandwidth and collocation providers amounting to $1.5 million in the aggregate for 74 locations, which commitments become due if the Company terminates any of these agreements prior to their expiration.
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
The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. The District Court has yet to rule upon the motion for class certification is ongoing with respect to the six focus cases. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim which the District Court denied on March 8, 2008. There can be no assurance that the parties will be able to reach a settlement in light of any new class definition that the Court approves, or that any such settlement would be on terms as favorable to the Company as the previous settlement. If no settlement is reached, the Company will defend the litigation on its merits.
In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended compliant. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. No amount has been accrued at June 30, 2008 and September 30, 2007, since the Company’s liability, if any, is not probable and cannot be reasonably estimated.
The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
     (D) Warranties
The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. As of June 30, 2008 and September 30, 2007, the Company recorded no warranty liability because such liability is generally covered under the manufacturer’s warranty.
     (E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe on third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2008 and September 30, 2007 in the condensed consolidated balance sheets.
(13) Stock Repurchase Program
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
During the second quarter of fiscal 2008, the Board approved the repurchase of an additional 3.0 million shares of the Company’s common stock. The Company entered into a new agreement with Ferris Baker to establish another Trading Plan which instructed Ferris Baker to repurchase for the Company up to approximately 2 million shares in compliance with Rule 10b-18 of the Exchange Act. By April 30, 2008, the Trading Plan expired since all repurchases have been completed.
In accordance with the repurchase program and Trading Plans, the Company repurchased 707,220 shares for approximately $9.8 million during the first quarter of fiscal 2008, and 4,201,280 shares for approximately $49.2 million during the second quarter of fiscal 2008. During the second quarter of fiscal 2008, the Company retired approximately 1.6 million shares of treasury stock.
The remaining 91,500 authorized shares in the buyback program were purchased in the first week of April 2008 for approximately $1.1 million.
As of June 30, 2008, approximately 19.4 million shares of common stock had been repurchased for an aggregate price of approximately $196.5 million since the Board approved the first repurchase program in fiscal 2001. During the third quarter of fiscal 2008, the Company retired approximately 3.5 million shares of treasury stock.
(14) Geographic and Segment Information
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro	X		X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
Customer Experience Management:
WebEffective	X		X
Financial Services Scorecards	X		X
The following table summarizes ITM, MTM and CEM services revenue (in thousands):

	Three Months Ended June 30,
	2008	2007
Internet Subscriptions	$8,908	$9,129
Internet Engagements	1,374	1,720

Total Internet net revenue	10,282	10,849

Mobile Subscription	1,912	1,158
Mobile Ratable Licenses	6,426	3,443

Total Mobile net revenue	8,338	4,601

CEM Subscriptions	621	594
CEM Engagements	1,257	1,343

Total CEM net revenue	1,878	1,937

Total net revenue	$20,498	$17,387

	Nine Months Ended June 30,
	2008	2007
Internet Subscriptions	$26,666	$27,053
Internet Engagements	3,989	4,550

Total Internet net revenue	30,655	31,603

Mobile Subscription	4,906	3,268
Mobile Ratable Licenses	15,033	8,852

Total Mobile net revenue	19,939	12,120

CEM Subscriptions	1,833	1,700
CEM Engagements	3,425	4,393

Total CEM net revenue	5,258	6,193

Total net revenue	$55,852	$49,916

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
United States	$11,241	$12,136	$33,023	$35,588
Europe*	7,844	4,113	18,955	10,673
Other*	1,413	1,138	3,874	3,655

	$20,498	$17,387	$55,852	$49,916

*	No individual country represents more than 10% of total revenue.

	June 30,	September 30,
	2008	2007

Long Lived Assets:
United States	$34,873	$34,543
Germany	1,201	905
Other	93	32

	$36,167	$35,480

Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets in Germany include tangible assets related to the acquisition of SIGOS.
For the three months ended June 30, 2008, one customer accounted for approximately 13% of total net revenue. For the nine months ended June 30, 2008, no single customer accounted for 10% or more of total revenue. For the three and nine months ended June 30, 2007, no single customer accounted for 10% or more of total net revenue. As of June 30, 2008, one customer accounted for 10% of total accounts receivable. At September 30, 2007, one customer accounted for 11% of total accounts receivable.
(15) Recently Issued Accounting Pronouncements
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. FAS161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that FAS 161 may have on its financial position or cash flows.
In April 2008, the FASB released FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) and other U.S. generally accepted accounting principles. FAS 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 142-3 on the Company’s consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Any effect of applying the provisions of FAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Company will adopt FAS 162 once it is effective and is currently evaluating the effect that the adoption will have on its consolidated financial statements.

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
Overview
We offer technology-based services and systems that enable enterprises to improve their mobile and online business performance and communications technologies. We offer Internet test and measurement services (“ITM”), customer experience test and measurement solutions (“CEM”), and mobile test and measurement services (“MTM”). Our ITM category includes all of our geographically- distributed web site and application monitoring and measurement services, voice over internet protocol and streaming measurement services, load testing services and professional services engagements. The CEM category consists of the WebEffective and Financial services scorecard services whether sold on a subscription basis, or as part of a professional services engagement. The MTM category consists of our on-demand mobile monitoring and testing services, our Global Roamer services and our SIGOS SITE systems. We believe all of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.
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
Our net loss decreased by approximately $1.1 million, or 73%, from a net loss of approximately $1.5 million for the quarter ended June 30, 2007 to a net loss of approximately $407,000 for the quarter ended June 30, 2008. Total net revenue increased approximately $3.1 million or 18%, from approximately $17.4 million for the quarter ended June 30, 2007 to approximately $20.5 million for the quarter ended June 30, 2008. The increase in total net revenue was mainly related to approximately $3.0 million in ratable licenses revenue and $754,000 in mobile subscription services revenue mainly as a result of sales of our SIGOS services, offset by decreased contribution from our ITM revenue of $567,000 and CEM revenue of $59,000. Total expenses increased by approximately $2.3 million from approximately $18.8 million for the quarter ended June 30, 2007 to approximately $21.1 million for the quarter ended June 30, 2008. The increase in total expenses was mainly attributable to a $1.5 million increase in our sales and marketing expenses due to continued investments in our sales force and increased costs associated with our sales and marketing events that occurred in the third quarter of fiscal 2008. Additional personnel and professional fees of $761,000 also contributed to an increase in operations and general and administrative expenses. Costs related to professional services decreased $185,000 or 10%, from approximately $1.9 million for the quarter ended June 30, 2007 to approximately $1.8 million for the quarter ended June

30, 2008 mainly due to lower personnel related costs due to stringent cost containment that had been implemented in the first quarter of fiscal 2008.
Our net loss increased by approximately $1.2 million, from net loss of $1.2 million for the nine months ended June 30, 2007 to a net loss of approximately $2.5 million for the nine months ended June 30, 2008. Total net revenue increased approximately $5.9 million, or 12%, from approximately $49.9 million for the nine months ended June 30, 2007 to approximately $55.9 million for the nine months ended June 30, 2008. The increase in revenue was mainly related to approximately $6.2 million in ratable licenses revenue as a result of sales of our SIGOS products and to a lesser extent, a slight increase of $1.6 million in our mobile subscription services revenue, offset by decreased contribution from our CEM revenue of $935,000 and $948,000 in ITM revenue. Total expenses increased by approximately $5.7 million, from approximately $54.5 million for the nine months ended June 30, 2007 to approximately $60.3 million for the nine months ended June 30, 2008. The increase in total expenses was mainly attributable to a $4.1 million increase in our sales and marketing expenses due to continued investments in our sales force and increased spending on sales and marketing events. Additional personnel and professional fees of approximately $1.2 million have also contributed to an increase in operations and general and administrative expenses. Additional expenses from increased headcount in development expenses were offset by a reduction of workforce in professional services. In addition, the increase was also attributable to an increase in costs of ratable licenses associated with higher ratable licenses revenue generated from new and existing customers purchasing additional SITE systems which revenue is being recorded as ratable licenses revenue.
At June 30, 2008 and 2007, we measured for revenue approximately 13,900 and 11,100 Internet pages, respectively.
For the three months ended June 30, 2008 and 2007, our 10 largest customers accounted for approximately 38% and 35% of total net revenue, respectively. For both the nine months ended June 30, 2008 and 2007, our 10 largest customers accounted for approximately 33% of total net revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
We believe that the challenges for our business include 1) continuing to drive growth in our ITM, MTM and CEM revenue, 2) growing multiple page/broadband related revenue, and 3) continuing to control our expenses in fiscal 2008.
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
     Ratable Licenses Revenue: Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”) as a result of our acquisition of SIGOS Systemintegration GmbH (“Keynote SIGOS”) in the third quarter of fiscal 2006. We frequently enters into multiple element arrangements with mobile customers, for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the EITF Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, as well as the software and hardware being sold as a package, with payments due from customer upon delivery of this hardware and software package.

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
We also enter into multiple element arrangements that generally consist of either: 1) the combination of subscription and professional services or 2) multiple professional services. For these arrangements, we recognize revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” We allocate and defer revenue for the undelivered items based on objective evidence of fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. When sufficient objective evidence of fair value does not exist for undelivered items when subscription and professional services are combined, the entire arrangement fee is recognized ratably over the applicable performance period.
Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. For informational purposes, we have provided a reconciliation of the total net deferred revenue (both short-term and long-term), as reported on the Condensed Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007 to total gross deferred revenue (in thousands):

	Domestic	International	Total
Net deferred revenue	$6,300	$17,869	$24,169
Addback: unpaid deferred revenue	2,288	3,054	5,342

Gross deferred revenue at June 30, 2008	$8,588	$20,923	$29,511

Net deferred revenue	$7,511	$14,449	$21,960
Addback: unpaid deferred revenue	3,085	1,564	4,649

Gross deferred revenue at September 30, 2007	$10,596	$16,013	$26,609

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
We generally do not grant refunds. All discounts granted reduce revenue. Free trials are occasionally provided to prospective customers who would like to try certain of our Perspective and other subscription services before they commit to purchasing the services. The services provided during the trial period are typically stand-alone transactions and are not bundled with other services. Revenue is not recognized for these free trial periods.
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
Inventories and Inventory Valuation
Inventories related to SIGOS SITE services were approximately $1.2 million as of June 30, 2008, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined.
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
Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence and which are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the quarter ended June 30, 2008, we did not experience any write-down of inventory.
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
We performed an annual impairment review during the fourth quarter in fiscal 2007. We did not record an impairment charge based on our review. The goodwill recorded on the Condensed Consolidated Balance Sheet as of June 30, 2008 was approximately $69.6 million as compared to $63.1 million as of September 30, 2007. The increase was due to the acquisition of Zandan and the fluctuation in foreign currency exchange rates.
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
During the three months ended December 31, 2007, we entered into an agreement whereby we purchased certain intangible assets from our German subsidiary. This transaction was treated as an inter-company sale and, as such, tax is not recognized on the sale until we no longer benefit from the underlying asset. Therefore, we have recorded a long-term prepaid tax asset in the amount of $253,000 which represents the tax that the German subsidiary will pay in the amount of approximately $1.4 million, offset by the elimination of the remaining carrying amount of the deferred tax liability that was established on the transferred assets at the time of the acquisition of the German subsidiary related to the sale of these intangible assets. The deferred tax liability had a carrying amount of approximately $1.2 million at the time of the transfer. This prepaid tax will be amortized through tax expense over the life of the underlying asset which we have deemed as 48 months.
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

Results of Operations
The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue:
Subscription services	55.8%	62.6%	59.8%	64.4%
Ratable licenses	31.4%	19.8%	26.9%	17.7%
Professional services	12.8%	17.6%	13.3%	17.9%

Total revenue, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Costs of revenue:
Direct costs of subscription services	10.9%	12.5%	11.8%	12.7%
Direct costs of ratable licenses	7.4%	8.4%	7.6%	6.5%
Direct costs of professional services	8.6%	11.2%	9.6%	12.6%
Development	15.8%	17.0%	17.1%	17.4%
Operations	11.1%	10.7%	11.3%	11.3%
Amortization of intangible assets — software	1.4%	1.1%	1.2%	1.1%
Sales and marketing	32.7%	30.2%	34.0%	29.9%
General and administrative	13.8%	14.3%	14.0%	14.5%
Excess occupancy income	(1.4%)	(0.2%)	(1.6%)	(0.2%)
Amortization of intangible assets — other	2.8%	3.0%	2.9%	3.3%

Total costs and expenses	103.1%	108.2%	107.9%	109.1%

Loss from operations	(3.1%)	(8.2%)	(7.9%)	(9.1%)

Interest income and other, net	1.7%	6.7%	4.3%	6.9%

Loss before provision for income taxes	(1.4%)	(1.5%)	(3.6%)	(2.2%)

Provision for income taxes	(0.7%)	(7.4%)	(0.8%)	(0.1%)

Net loss	(2.1%)	(8.9%)	(4.4%)	(2.3%)

Comparison of the Three and Nine Months Ended June 30, 2008 and 2007
Revenue

	2008	2007	% Change
	(in thousands)
For the three months ended June 30
Subscription services	$11,441	$10,881	5%
Ratable licenses	6,426	3,443	87%
Professional services	2,631	3,063	(14)%

Total revenue, net	$20,498	$17,387	18%

	2008	2007	% Change
For the nine months ended June 30
Subscription services	$33,405	$32,121	4%
Ratable licenses	15,033	8,852	70%
Professional services	7,414	8,943	(17)%

Total revenue, net	$55,852	$49,916	12%

Subscription Services. Revenue from subscription services increased by $560,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase in subscription services revenue for the three months ended June 30, 2008 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $1.3 million and mobile services of $754,000, offset by a decrease in our single-page device subscription services of approximately $1.6 million. We have been replacing single-page/single device subscriptions with our multiple page/broadband services and have achieved our goal of reducing single-page/single device subscriptions revenue to 10% of ITM subscription revenue.
Revenue from subscription services increased approximately $1.3 million for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. The increase in subscription services revenue for the nine months ended June 30, 2008 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $3.7 million and mobile services of $1.6 million, offset by a decrease in our single-page device subscription services of approximately $4.1 million.
Ratable licenses. Revenue from ratable licenses increased by approximately $3.0 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Revenue from ratable licenses increased by approximately $6.2 million for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. The increase in ratable licenses revenue for the three and nine months ended June 30, 2008 was mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. Revenue from these sales is being recognized in revenue over the maintenance period for each contract which is typically twelve to thirty-six months. We expect the rate of revenue growth for ratable licenses will be less than experienced in prior quarters. This is primarily attributable to the amount of revenue being recognized from prior periods normalizing with new sales contracts that will be amortized over twelve to thirty-six months.
Professional Services. Revenue from professional services decreased by $432,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease in professional services revenue for the three months ended June 30, 2008 was mainly attributable to decreased contributions from our CEM and professional services engagements of $86,000 and $346,000, respectively. Revenue from professional services decreased by approximately $1.5 million for the nine months ended June 30, 2008 as compared to the three months ended June 30, 2007. The decrease in professional services revenue for the nine months ended June 30, 2008 was mainly attributable to decreased contributions from our CEM and ITM professional services engagements of $968,000 and $561,000, respectively.
In addition to analyzing revenue for subscription services, ratable licenses and professional services, management also internally analyzes revenue categorized as ITM, MTM and CEM. Our CEM service offerings are available as both custom engagements or as a subscription service. Accordingly, CEM engagements are recorded as professional services revenue and CEM subscription services are recorded as subscription services revenue.
The following table identifies which services are categorized as ITM, MTM and CEM services and where they are recorded in our condensed consolidated statements of operations (listed in alphabetical order).

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro	X		X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebIntegrity	X
Web Site Perspective	X
Voice Perspective	X
Performance Scoreboard	X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
Customer Experience Management:
WebEffective	X		X
Financial Services Scorecards	X		X

The following table summarizes ITM, MTM and CEM revenue (in thousands):

			%
	2008	2007	change
	(In thousands)
For the Three Months Ended June 30:
Internet Subscriptions	$8,908	$9,129	(2)%
Internet Engagements	1,374	1,720	(20)%

Total Internet net revenue	10,282	10,849	(5)%

Mobile Subscriptions	1,912	1,158	65%
Mobile Ratable Licenses	6,426	3,443	87%

Total Mobile net revenue	8,338	4,601	81%

CEM Subscriptions	621	594	5%
CEM Engagements	1,257	1,343	(6)%

Total CEM net revenue	1,878	1,937	(3)%

Total net revenue	$20,498	$17,387	18%

For the Nine Months Ended June 30:
Internet Subscriptions	$26,666	$27,053	(1)%
Internet Engagements	3,989	4,550	(12)%

Total Internet net revenue	30,655	31,603	(3)%

Mobile Subscriptions	4,906	3,268	50%
Mobile Ratable Licenses	15,033	8,852	70%

Total Mobile net revenue	19,939	12,120	65%

CEM Subscriptions	1,833	1,800	2%
CEM Engagements	3,425	4,393	(22)%

Total CEM net revenue	5,258	6,193	(15)%

Total net revenue	$55,852	$49,916	12%

Total internet net revenue decreased by $567,000 for the three months ended June 30, 2008 compared to three months ended June 30, 2007. Total internet net revenue represented 50% and 62% of total net revenue for the three months ended June 30, 2008 and 2007, respectively. Total internet net revenue decreased by $948,000 for the nine months ended June 30, 2008 compared to nine months ended June 30, 2007. Total internet net revenue represented 55% and 63% of total revenue for the nine months ended June 30, 2008 and 2007, respectively. The decreases in total internet net revenue in absolute dollars for the three and nine months ended June 30, 2008 was mainly attributable to decline of approximately $1.6 million and $4.1 million, respectively, from our single-page/single device subscriptions and by a decrease of

$346,000 and $561,000, respectively, from our ITM engagements which consists of our load testing, VOIP and enterprise solutions engagements. The decrease in total ITM revenue was offset by an increased contribution of approximately $1.3 million and $3.7 million for the three and nine months ended June 30, 2008, respectively, from our multiple-page/broadband services.
Total mobile net revenue increased by approximately $3.7 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Mobile revenue represented 41% and 26% of total revenue for the three months ended June 30, 2008 and 2007, respectively. Mobile revenue increased by approximately $7.8 million for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. Mobile revenue represented 36% and 24% of total revenue for the nine months ended June 30, 2008 and 2007, respectively. The increase for the three and nine months ended June 30, 2008 was mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. The increase was also attributable to increased contribution from our mobile subscription services.
Total CEM net revenue decreased by $59,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Total CEM net revenue represented 9% and 11% of total revenue for the three months ended June 30, 2008 and 2007, respectively. The decrease in total CEM net revenue for the three months ended June 30, 2008 was mainly attributable to decreased professional services contribution of approximately $86,000 from our customer engagements, and partially by increased contribution of $27,000 from subscriptions to our CEM technology. Total CEM net revenue decreased by $935,000 for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. Total CEM net revenue represented 9% and 12% of total net revenue for the nine months ended June 30, 2008 and 2007, respectively. The decrease in total CEM net revenue for the nine months ended June 30, 2008 was mainly attributable to decreased professional services contribution of approximately $968,000 from our customer engagements.
For the three months ended June 30, 2008, one customer accounted for approximately 13% of total net revenue. For the nine months ended June 30, 2008, no single customer accounted for 10% or more of total revenue. For the three and nine months ended June 30, 2007, no single customer accounted for 10% or more of total net revenue. International sales were approximately 45% and 30% of our total net revenue for the three months ended June 30, 2008 and 2007, respectively. International sales were approximately 41% and 29% of our total net revenue for the nine months ended June 30, 2008 and 2007, respectively. No country outside the United States accounted for more than 10% of total net revenue.
Expenses:
Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	2008	2007	% Change
	(In thousands)
For the three months ended June 30:
Direct costs of subscription services	$2,235	$2,175	3%
Direct costs of ratable licenses	$1,526	$1,456	5%
Direct costs of professional services	$1,762	$1,947	(10)%

For the nine months ended June 30:
Direct costs of subscription services	$6,571	$6,343	4%
Direct costs of ratable licenses	$4,240	$3,269	30%
Direct costs of professional services	$5,361	$6,277	(15)%
Direct Costs of Subscription Services. Direct costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and mobile subscription services. Direct costs of subscription services increased by $60,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and represented 20% of subscription services revenue for the three months ended June 30, 2008 and 2007. Direct costs of subscription services increased by $228,000 for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007 and represented 20% of subscription services revenue for the nine months ended June 30, 2008 and 2007.
The increase for the three and nine months ended June 30, 2008 was mainly attributable to the increase in bandwidth and connection fees related to the continued build out of our public and private agents located around the world. We do not anticipate that direct costs of subscription services for the fourth quarter of fiscal 2008 will change significantly in absolute dollars compared to the third quarter of fiscal 2008.

Direct Costs of Ratable Licenses. Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs mainly related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses increased by $70,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 and represented 24% and 42% of ratable licenses revenue for the three months ended June 30, 2008 and 2007, respectively.
Direct costs of ratable licenses increased by $971,000 for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007 and represented 28% and 37% of ratable licenses revenue for the nine months ended June 30, 2008 and 2007, respectively.
The increase in direct costs of ratable licenses for the three and nine months ended June 30, 2008 was mainly due to test equipment sold as part of each SITE system contract. The cost of this equipment is being expensed ratably over the same twelve to thirty-six month periods as the revenue to which it is associated. The decrease in direct costs of ratable licenses as a percentage of the ratable license revenue is due primarily to the fact that there was higher revenue being recognized in fiscal 2008 for maintenance renewals that did not have any significant associated direct costs.
Direct Costs of Professional Services. Direct costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our CEM engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by $185,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, and represented 67% and 64% of professional services revenue for the three months ended June 30, 2008 and 2007, respectively.
Direct costs of professional services decreased by $916,000 for the nine months ended June 30, 2008 as compared to the three months ended June 30, 2007, and represented 72% and 70% of professional services revenue for the nine months ended June 30, 2008 and 2007, respectively.
The decrease in costs of professional services for the three months and nine months ended June 30, 2008 was primarily due to lower personnel related costs associated with our CEM services due to stringent cost containment. In addition, the decrease in costs of professional services was due to lower consulting expenses that were incurred in fiscal 2007 that did not recur in fiscal 2008 due to a specific customer engagement. We do not anticipate that direct costs of professional services for the fourth quarter of fiscal 2008 will change significantly in absolute dollars compared to the third quarter of fiscal 2008.
Development

	2008	2007	% Change
	(In thousands)
For the three months ended June 30:
Development	$3,232	$2,950	10%

For the nine months ended June 30:
Development	$9,525	$8,699	9%
Development expenses consist primarily of compensation and related costs for development personnel. Development expenses increased by $282,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Development expenses increased by $826,000 for the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007. The increase in development costs for the three and nine months ended June 30, 2008 was primarily due to higher consulting expenses, and to a lesser extent, an increase in personnel from 59 in the third quarter of fiscal 2007 to 62 in the third quarter of fiscal 2008. To date, all internal development expenses have been expensed as incurred. We do not anticipate that development expenses for the fourth quarter of fiscal 2008 will change significantly in absolute dollars compared to the third quarter of fiscal 2008.

Operations

	2008	2007	% Change
	(In thousands)
For the three months ended June 30:
Operations	$2,270	$1,853	23%

For the nine months ended June 30:
Operations	$6,297	$5,643	12%
Operations expenses consist primarily of compensation and related expenses for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses increased by $417,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Our operations expenses increased by $654,000 for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. The increase in operations expenses for the three and nine months ended June 30, 2008 was primarily attributable to higher consulting expenses, and to a lesser extent, an increase in personnel from 51 in the third quarter of fiscal 2007 to 55 in the third quarter of fiscal 2008. We do not anticipate that operations expenses for the fourth quarter of fiscal 2008 will change significantly in absolute dollars compared to the third quarter of fiscal 2008.
Sales and Marketing

	2008	2007	% Change
	(In thousands)
For the three months ended June 30:
Sales and marketing	$6,697	$5,243	28%

For the nine months ended June 30:
Sales and marketing	$18,993	$14,909	27%
Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $1.5 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Sales and marketing expenses increased by approximately $4.1 million for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. The increase in sales and marketing costs for the three and nine months ended June 30, 2008 was mainly attributable to our continued investment in sales and marketing, primarily related to an increase in personnel from 80 in the third quarter of fiscal 2007 to 104 in the third quarter of fiscal 2008.
We do no anticipate that sales and marketing expenses for the fourth quarter of fiscal 2008 will change significantly in absolute dollars compared to the third quarter of fiscal 2008.
General and Administrative

	2008	2007	% Change
	(In thousands)
For the three months ended June 30:
General and administrative	$2,834	$2,490	14%

For the nine months ended June 30:
General and administrative	$7,822	$7,247	8%

General and administrative expenses consist primarily of compensation and related costs, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $344,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. General and administrative expenses increased $575,000 for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. The increase in expenses was mainly attributable to higher consulting and professional fees, and to a lesser extent, an increase in personnel from 36 in the third quarter of fiscal 2007 to 37 in the third quarter of fiscal 2008.
We believe that general and administrative expenses for the fourth quarter of fiscal 2008 will decrease in absolute dollars compared to the third quarter of fiscal 2008 due to decreased costs in professional fees.
Excess Occupancy Income

	2008	2007	% Change
	(In thousands)
For the three months ended June 30:
Rental income	$(633)	$(277)	129%
Rental and other expenses	336	244	38%

Excess occupancy income	$(297)	$(33)	800%

For the nine months ended June 30:
Rental income	$(1,882)	$(857)	120%
Rental and other expenses	995	776	28%

Excess occupancy income	$(887)	$(81)	995%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based on the actual square footage available for lease to third parties, which was approximately 60% for the three and nine months ended June 30, 2008 and 2007. The increase in excess occupancy income for the three and nine months ended June 30, 2008 as compared to the three and nine months ended June 30, 2007 was primarily due to the increase in tenant income of $356,000 and approximately $1.0 million, respectively, due to the leasing of additional space, offset by a net increase in expenses of $92,000 and $219,000, respectively. We expect the excess occupancy income will be approximately the same in the fourth quarter, as the third quarter, of fiscal 2008.
Amortization of Identifiable Intangible Assets

	2008	2007	% Change
	(In thousands)
For the three months ended June 30:
Amortization of identifiable intangible assets — software	$281	$191	47%
Amortization of identifiable intangible assets — other	568	522	9%

Total amortization of identifiable intangible assets	$849	$713	19%

For the nine months ended June 30:
Amortization of identifiable intangible assets — software	$697	$561	24%
Amortization of identifiable intangible assets — other	1,647	1,671	(1)%

Amortization of identifiable intangible assets	$2,344	$2,232	5%

The increase in total amortization of identifiable intangible assets for the three and nine months ended June 30, 2008 as compared to the three and nine months ended June 30, 2007 was primarily due to intangible assets purchased in the Zandan acquisition. Amortization of intangible assets - software mainly relates to our Keynote SIGOS developed technology related to our SIGOS SITE system and to a lesser extent to Zandan’s developed technology related to Test Builder and Test Runner, and is reflected in direct costs of revenue in our condensed consolidated statements of operations.
We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At June 30, 2008, we had a remaining balance of approximately $7.0 million of identifiable intangible assets that are being amortized over a three to six and one half-year expected life. We expect the amortization of identifiable intangible assets will be approximately the same in the fourth quarter, as the third quarter, of fiscal 2008. We expect the remaining carrying value of the identifiable intangible assets as of June 30, 2008 will be fully amortized in 2012.
Interest Income and Interest and Other Expenses

	2008	2007	% Change
	(In thousands)
For the three months ended June 30:
Interest income	$463	$1,170	(60)%
Interest expense and other	(120)	(2)	5900%

Interest income, interest and other expenses, net	$343	$1,168	(71)%

For the nine months ended June 30:
Interest income	$2,555	$3,425	(25)%
Interest expense and other	(181)	13	1,492%

Interest income, interest and other expenses, net	$2,374	$3,438	(31)%

Interest income and interest and other expenses, net decreased $825,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Interest income and interest and other expenses, net decreased approximately $1.1 million for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. The decrease for the three and nine months ended June 30, 2008 was due to interest income earned on lower cash balances. We expect that interest income, and interest and other expenses, net, for the fourth quarter of fiscal 2008 will be approximately $500,000, absent any additional transactions, and assuming no material changes in interest rates.
Provision for Income Taxes

	2008	2007	% Change
	(In thousands)
For the three months ended June 30:
Provision for income taxes	$(140)	$(1,294)	(89)%

For the nine months ended June 30:
Provision for income taxes	$(429)	$(55)	680%
Our effective tax rate for the three months ended June 30, 2008 and 2007 was approximately (52%) and (541%), respectively. Our effective tax rate for the nine months ended June 30, 2008 and 2007 was approximately (21%) and (5%), respectively. The income tax provisions were calculated based on the estimated annual effective tax rate for our company and the impact of items of tax expense that are accounted for discretely in the period in which they occur. The tax provision for the third quarter of fiscal 2008 differed from the U.S. statutory rate primarily due to the fact that we do not receive a benefit from the losses incurred in the U.S. as we feel that it is more likely than not that we will realize the deferred tax assets recorded in the U.S. The high tax rate for the three months ended June 30, 2007 was due primarily to a change in our estimated effective tax rate for the year ended September 30, 2007.

Stock-based Compensation Expense
Stock-based compensation expense, which is included in cost of revenues and operating expenses by category, was approximately $1.1 million for the three months ended June 30, 2008 and 2007. Stock-based compensation expense increased by $335,000 for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007. The increase for the nine months ended June 30, 2008 was due to an increase in grants of stock options to existing as well as to new employees. The following table summarizes stock-based compensation related to employee stock options and employee stock purchase plan purchases under SFAS 123R which was allocated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Direct costs of ratable licenses	$68	$64	$183	$145
Direct costs of professional services	108	99	347	363
Development	237	265	741	684
Operations	158	148	481	438
Sales and marketing	393	356	1,133	952
General and administrative	162	195	501	469

Stock-based compensation expense related to stock options and employee stock purchase plans	$1,126	$1,127	$3,386	$3,051

Liquidity and Capital Resources

	June 30,	September 30,
	2008	2007
	(In thousands)
Cash, cash equivalents and short-term investments	$53,939	$107,935
Accounts receivable, net	$7,310	$5,988
Working capital	$30,523	$87,818
Days sales in accounts receivable (DSO) (a)	32	35

(a)	DSO is calculated as: ((ending net accounts receivable) / net revenue for the three month period) multiplied by number of days in the period

The DSO’s presented in the table above reflect the three months ended June 30, 2008 and September 30, 2007.

	2008	2007
	(In thousands)
For the nine months ended June 30
Cash provided by operating activities	$4,379	$17,410
Cash provided by (used in) investing activities	$56,532	$(33,151)
Cash provided by (used in) financing activities	$(56,234)	$8,470
Cash, cash equivalents and short-term investments
As of June 30, 2008, we had approximately $49.6 million in cash and cash equivalents and approximately $4.3 million in short-term investments, for a total of approximately $53.9 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market mutual funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate and government debt securities and issuances with Moody’s ratings of Aa3 or better. We do not hold auction rate securities.
Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments. For the nine months ended June 30, 2008, net cash provided by operating activities was approximately $4.4 million. Net cash provided was mainly due to net loss of approximately $2.5 million, adjusted for approximately $9.4 million of non-cash adjustments to reconcile net loss to net cash provided by operating activities and approximately $2.6 million net decrease in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization and stock-based compensation expense. The net decrease in operating assets and liabilities was primarily due to an increase in accounts receivable of approximately $1.3 million and decrease in accrued expense mainly due to payment of liabilities associated with Zandan.
Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the nine months ended June 30, 2008, net cash provided by our investing activities was approximately $56.5 million. We received approximately $61.2 million of cash from the net sales of short-term investments. We also utilized approximately $4.0 million to purchase property and equipment, primarily for our production infrastructure and information systems, and tenant improvements associated with space that we have leased in our headquarters building. We utilized $640,000 during the third quarter for the acquisition of Zandan.
Cash used in financing activities
The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. For the nine months ended June 30, 2008, net cash used in financing activities was approximately $56.2 million, which was primarily due to the repurchases of common stock of $60.1 million, offset by proceeds from the issuance of common stock and the exercise of stock options of approximately $3.9 million.
Our Board of Directors previously approved a plan to repurchase shares of our common stock. The Board has expanded the repurchase program several times by either increasing the authorized number of shares to be repurchased or by authorizing a fixed dollar amount expansion. From the inception of the stock repurchase program in January 2001 to June 30, 2008, a total of approximately 19.4 million shares have been repurchased in the open market for approximately $196.5 million. We have no current plans to repurchase shares in the foreseeable future.
Commitments
As of June 30, 2008, our principal commitments consisted of approximately $4.1 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in August 2015. Additionally, we had contingent commitments ranging in length from one to thirty-four months to 79 bandwidth and collocation providers amounting to $1.5 million in the aggregate for 74 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth.
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, additional stock repurchases, decreases in customers or renewals, decreases in revenue or changes in the value of our short-term investments. If, after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell our building, sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.
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

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. Originally, FAS 157 was effective for the first fiscal year beginning after November 15, 2007. However, in February 2008, the FASB released FASB Staff Position FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until years beginning after November 15, 2008. FAS 157 is effective for us beginning in the first quarter of fiscal year 2010. We are currently evaluating the effects, if any, of the adoption of FAS 157 on our condensed consolidated financial statements.
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
In April 2008, the FASB released FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) and other U.S. generally accepted accounting principles. FAS 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 142-3 on our consolidated financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. FAS161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that FAS 161 may have on our consolidated financial position and cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company

Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Any effect of applying the provisions of FAS 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” We will adopt FAS 162 once it is effective and is currently evaluating the effect that the adoption will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of June 30, 2008, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by $340,000 on an annualized basis.
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
Item 4. Controls and Procedures
(a) Changes in Internal Controls
As of September 30, 2007, we had a material weakness in our internal controls over financial reporting with respect to the lack of a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of U.S. generally accepted accounting principles and SEC reporting matters to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. We are taking steps to remediate this material weakness primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience. The actions we plan to take are subject to continued management review as well as audit committee oversight. During the second quarter of fiscal 2008, we hired a Director of Revenue and Director of Finance with technical accounting and financial reporting experience. In addition, we intend to implement cross-functional training for personnel in the finance department. During the third quarter of fiscal 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we are working on remediating this material weakness, we cannot assure that we will be able to do so in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.
(b) Evaluation of Disclosure Controls and Procedures
Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective in reaching a level of reasonable assurance in achieving our desired control objectives because of the material weakness at September 30, 2007 that was not remediated by June 30, 2008.
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
We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of our present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. The District Court has yet to rule upon the motion for class certification is ongoing with respect to the six focus cases. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim which the District Court denied on March 8, 2008. There can be no assurance that the parties will be able to reach a settlement in light of any new class definition that the Court approves, or that any such settlement would be on terms as favorable to us as the previous settlement. If no settlement is reached, we will defend the litigation on its merits.
In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. No amount has been accrued as of June 30, 2008 and September 30, 2007 since our liability, if any, is not probable and cannot be reasonably estimated.
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
     We may not be able to achieve or sustain profitability in the future. We have incurred net losses in each of our last two fiscal years. As of June 30, 2008, we had an accumulated deficit of approximately $142.6 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of June 30, 2008, we had approximately $7.0 million of net identifiable intangible assets and approximately $69.6 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. During the nine months ended June 30, 2008, we did not incur any impairment charges. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”), the cost of stock-based awards. As a result, we may not be able to achieve and sustain profitability.
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
     Our results of operations could vary significantly from quarter to quarter. If revenue or other operating results fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract and retain new customers in a quarter, particularly larger enterprise customers;

•	The timing and service period of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as our CEM services;

•	The level of sales of our MTM products and services and timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our ability to increase sales of each of our three service lines;

•	The timing and amount of operating costs, including sales and marketing, investments and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

•	Future accounting pronouncements and changes in accounting policies;

•	Future macroeconomic conditions in our domestic and international markets, as well as the level of discretionary IT spending generally.
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
     Revenue from our MTM services has increased from approximately $4.6 million for the quarter ended June 30, 2007 to approximately $8.3 million for the quarter ended June 30, 2008. We also experienced increased bookings during the same period. We cannot assure you that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: we have little experience operating in Germany where Keynote SIGOS is located; the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; and we may not be able to successfully compete against current or new competitors in this area. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our MTM services.
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
     The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, Hewlett-Packard, Segue Software (recently acquired by Borland Software) and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. Customers could choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.
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
     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems Management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless services from companies such as Argogroup, Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.
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
     Our ten largest customers accounted for approximately 38% and 35% of our total net revenue for the nine months ended June 30, 2008 and 2007, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.
Our investment in sales and marketing may not yield increased customers or revenues.
     We have recently begun investing and are continuing to invest in our sales and marketing activities to help grow our business, including hiring additional sales personnel. Typically, additional sales personnel can take time before they become productive, and our additional marketing programs may also take time before they yield additional business, if any. We cannot assure you that these efforts will be successful, or that these investments will yield significantly increased sales in the near or long term.
Our business could be harmed by adverse economic conditions or reduced spending on information technology.
     Our business depends on the overall demand for information technology. The purchase of our services could be discretionary and may involve a significant commitment of capital and other resources. Economic conditions, or a reduction in information technology spending, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices and reduced sales.
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
     Professional services revenue represented approximately 13% and 18% of total net revenue for the nine months ended June 30, 2008 and 2007. Professional services revenue has decreased in absolute dollars in the past, as was the case in fiscal 2007 and during 2008, and this trend could continue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business which includes our operating results could be harmed if we cannot increase our professional services revenue.
The success of our business depends on the continued use of the Internet and mobile networks by business and consumers for e-business and communications and if usage of these networks declines, our operating results and working capital would be harmed.
     Because our business is based on providing ITM, MTM, and CEM services, the Internet and mobile networks must continue to be used as a means of electronic business, and communications. In addition, we believe that the use of the Internet and mobile networks for conducting business could be hindered for a number of reasons, including, but not limited to:
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
     We are continuing to seek to expand the sales of our services outside the United States. Although we completed our acquisition of SIGOS Systemsintegration GmbH in April 2006 and Zandan in April 2008, to date, we have relatively little experience with operating outside the United States, and we may not succeed in these efforts. International sales were approximately 41% and 29% our total net revenue for the nine months ended June 30, 2008 and 2007, respectively. We expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
•	currency exchange rate fluctuations;

•	seasonal fluctuations in purchasing patterns;

•	unexpected changes in regulatory requirements;

•	maintaining and servicing computer hardware in distant locations;

•	costs associated with repatriating funds from outside the U.S.;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws;

•	reduced protection for intellectual property rights in some countries; and

•	political or economic instability, war or terrorism in the countries where we are doing business.
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
If we are unable to raise additional capital, our business could be harmed.
     We believe that our available cash, cash equivalents and short term investments will enable us to meet our capital requirements for at least the next 12 months. However, if cash is required for unanticipated needs, we may need additional capital during that period. If the market for our products develops at a slower pace than anticipated, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when required, our business could be seriously harmed.
If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology, and our market share could decline.
     Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws, and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and unauthorized third parties, including our competitors, may independently develop similar or superior technology, duplicate or reverse engineer aspects of our products, or design around our patented technology or other intellectual property.
     There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will result in intellectual property that is subject to legal protection under the laws of the United States or a foreign jurisdiction and that produces a competitive advantage for us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common stock repurchases in the third quarter of fiscal year 2008 were as follows:

Dollar Value of
			Total	Shares That
	Total		Number of Shares	May Yet be
	Number of	Average	Purchased as Part of	Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans
Period	Purchased	per Share	Plans or Programs	or Programs
(In thousands)
April 1, 2008 to April 30, 2008	91,500	$12.01	—	$44,563

May 1, 2008 to May 31, 2008	—	$—	—	$—

June 1, 2008 to June 30, 2008	—	$—	—	$—

Balance as of June 30, 2008	91,500	$12.01	—	$44,563

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
In August 2008, Umang Gupta entered into a trading plan intending to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, covering the proposed sale of up to 1,000,000 shares of common stock over a 12 month period.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Filed
Exhibit	For	File No.	Filing Date	Exhibit No.	Herewith
31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 11th day of August 2008.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANDREW HAMER
Andrew Hamer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Filed
Exhibit	For	File No.	Filing Date	Exhibit No.	Herewith
31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.