Form 10-K
period 2008-09-30
KEYNOTE SYSTEMS INC
filed 2008-12-15
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-27241
KEYNOTE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3226488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 Mariners Island Blvd, San Mateo, CA	94404 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(650) 403-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $0.001 Par Value Per Share, and the Associated Stock Purchase Rights	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐      NO ☑

As of March 31, 2008, the aggregate market value of voting stock held by non-affiliates of the Registrant was $181 million, based on the closing price of a share of Registrant’s common stock on March 31, 2008, as reported by the NASDAQ Global Market.

The number of shares of the Registrant’s common stock outstanding as of December 4, 2008 was 14,195,181 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference to portions of the Registrant’s proxy statement for its 2009 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Item 1A of Part I of this report, and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2009. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. No person is authorized to make any forward-looking statements on behalf of Keynote Systems, Inc. other than its authorized officers and then only through its external communications processes. Accordingly, you should not rely on any forward-looking statements regarding Keynote Systems, Inc. from any other sources and we undertake no obligation to correct or clarify any such forward-looking statements, except as required by federal securities law.

The trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynotetm, The Mobile & Internet Performance Authoritytm and all related trademarks, trade names, logos, characters, design and trade dress are trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries and may not be used without written permission.

PART I

Item 1.	Business.

Overview

Keynote Systems, Inc. (“Keynote” or “we”) develops and sells technology solutions to measure, test, assure and improve the quality of service of the Internet and of mobile communications. We offer Internet test and measurement (“Internet”) software-as-a-service solutions, and mobile test and measurement (“Mobile”) software-as-a-service and licensed solutions. Our Internet category includes all of our geographically distributed “on demand” Web site and transaction/application monitoring and measurement services, voice-over-IP (VOIP) and streaming measurement services, load testing services, customer experience management services, competitive research and industry scorecard services, and custom professional services. The Mobile category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS System Integrated Test Environment (“SITE”) systems.

Our Internet solutions consist primarily of measurement services that are based on an extensive network of strategically-located measurement and testing computers running our proprietary software that measure online business performance from the viewpoint of a geographically dispersed user base. Our over 2,600 measurement computers and mobile devices are connected to over 240 major Internet backbone and last mile locations around the world, and are connected via a sophisticated operations center for collecting, analyzing and disseminating Web application response time and availability data along with diagnostic tools to uncover the source of performance problems. Keynote’s “on demand” network infrastructure together with our consulting services, and in some cases, with Keynote-managed “private agent” appliances placed on a customer’s premises, all provide our customers the ability to manage the technical performance of their online and mobile systems in real-time, 24 hours a day, 7 days a week. As of September 30, 2008, we measured over 14,100 web pages each month with our Internet measurement services, and managed over 212 web and mobile private agent appliances on behalf of our customers.

Our Internet solutions also involve custom engagements that combine our proprietary software technology with our consulting expertise to provide online businesses with research and actionable insight into load and capacity problems with their websites, online customer satisfaction and usability issues, and industry/competitive comparisons and trends. We conduct load and capacity tests on our customer’s websites by driving web traffic generated by our load testing agent infrastructure, measuring performance under load and diagnosing capacity bottlenecks. We conduct online customer satisfaction and usability research using “private panels” recruited for specific customer projects. Through task-based testing, observation of natural customer behavior, online surveys and remote usability testing, Keynote consultants enable our customers to answer important questions regarding customer behavior. Many of our online tests are performed by us on multiple web sites within an industry and result in proprietary competitive studies that we market to our customers, as a means of helping them improve their competitive position.

Our Mobile services are based on a worldwide infrastructure of distributed mobile devices, both simulated and real, placed on behalf of key mobile service providers and content companies that benchmark, monitor and test the performance and quality of those services from multiple regional markets. In addition, we offer the SIGOS Global Roamer “on demand” use of our SIGOS SITE system to major mobile providers and telecommunications carriers to actively test and monitor the quality of their mobile roaming partners’ voice and data networks. We also license the SIGOS SITE system, which consists of hardware “probes” built by us on which we deliver our proprietary testing and monitoring software, to major mobile providers and telecommunications carriers for the purpose of testing the end-to-end quality of a mobile network, content and services, and for diagnosing problems that need to be fixed by our customers or their partners in order to ensure a satisfactory user experience for their mobile users.

We offer our Internet services either on a subscription or on an engagement basis although, in some cases, we also offer Internet professional services on a per incident or per study basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and the type of testing to be conducted. Our Mobile solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period, usually annual, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, with no vendor specific objective evidence of fair value on the undelivered elements, the license fees are amortized over the length of the contract and are therefore included in the ratable licenses category. The SIGOS Global Roamer service is offered via a subscription fee model typically on a three to twelve month basis and is included in the subscriptions category.

Revenue from our subscription services represented 59% of our total net revenue for the fiscal year ended September 30, 2008, 63% for the fiscal year ended September 30, 2007 and 74% for the fiscal year ended September 30, 2006. Revenue from our ratable licenses represented 28% of our total net revenue for the fiscal year ended September 30, 2008, 20% for the fiscal year ended September 30, 2007 and 5% for the fiscal year ended September 30, 2006. Professional services revenue represented 13% of total net revenue for the year ended September 30, 2008, and 18% and 22% of total net revenue for the fiscal years ended September 30, 2007 and 2006, respectively. We market our services primarily from our operations in the United States. International sales are primarily to customers in Europe and have increased since our acquisition of Keynote SIGOS on April 3, 2006. International sales were 43%, 31% and 14% of total net revenue for the years ended September 30, 2008, 2007, and 2006, respectively.

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

Internet

Our Internet subscriptions and professional service engagements enable enterprises to monitor key technical performance metrics in order to benchmark and improve online application responsiveness and operational support, proactively detect problems that impact end users and accelerate the time to respond to and repair performance issues — all from the end user perspective. Our Internet subscriptions consist of the Keynote Perspective family of services together with various enterprise-premises based solutions such as Private Agents and Adapters, and Performance Scoreboard. Private Agents are measurement agents that can be configured and deployed to measure application performance on the Internet, customer Intranets, or extranets — including Web sites hosted on private networks and behind corporate firewalls. We offer Application Perspective, Streaming and Transaction Private Agents. Our Internet professional services engagements comprise our custom consulting and load testing engagements, as well as Customer Experience Management engagements and competitive studies. All of our Internet services for the enterprise include access to the MyKeynote portal and/or various specialized monitoring and reporting consoles. In addition, we offer Red Alert and NetMechanic measurement services for small businesses or departmental Web sites on a subscription basis. The following are our Internet subscription and professional service offerings:

Our Keynote Perspective family includes:

Transaction Perspective leverages the Microsoft Internet Explorer (IE) Web browser for taking detailed performance measurements from Keynote’s worldwide infrastructure for transactions that make heavy use of Web 2.0 technologies such as Ajax and Flash and therefore are most accurately measured via an embedded IE browser instead of a simulated browser. It enables transaction performance problems to be quickly and accurately identified and diagnosed, enabling customers to provide an optimal quality of experience for end-users and mitigating the adverse business impact caused by performance problems. Transaction Perspective is available in multiple editions including the Standard Edition, the High Frequency Edition, and the Last Mile Editions (for DSL, Cable, Dial-Up or 3G measurements).

Application Perspective is a cost-effective, self-service, Web transaction monitoring service that measures the response time and success rate for performing Web transactions via a simulated web browser from multiple geographic locations worldwide. Additionally, the service provides sophisticated trending, alarms and reporting to enable the rapid assessment, diagnosis and repair of performance issues when they occur.

Streaming Perspective measures, compares and assures the performance of audio and video streams, diagnosing performance problems before they impact the end-user. Streaming Perspective supports all the latest media players, including Flash Video, Real Media, Windows Media and QuickTime players.

Test Perspective is a cost-effective, self-service load testing service. Customers can take advantage of Keynote’s worldwide infrastructure of load-generating computers to easily test their Web applications at varying traffic levels.

Web Site Perspective measures Web site performance from metropolitan areas. Web Site Perspective is designed to diagnose performance problems quickly and measure the speed and reliability of Web pages. We are and have been converting customers from using these single-page measurements to multi-page measurements such as Transaction Perspective and Application Perspective.

Voice Perspective offers businesses and service providers comprehensive benchmarking and monitoring of the end-to-end VoIP service quality from the end user perspective over any communication media — DSL, cable and wireless.

Our other Internet solutions include:

Keynote Diagnostic Services (KDS) is fee-based technical support provided on a monthly subscription basis or a per-incident basis by our technical support consultants for services such as advanced transaction scripting and proactive diagnostic assistance.

Enterprise Adapters can integrate with any SNMP-capable application, such as CA Unicenter, HP OpenView and IBM Tivoli, and securely incorporate performance alarms for external or internal Web-based events.

LoadPro is a consultative load testing service utilizing Keynote’s load testing expertise and proprietary technology. Keynote consultants help companies to accurately and dynamically test their Web-based applications by driving traffic from multiple points across the globe, thereby quantifying the opportunity cost of performance problems and avoiding over- or under-provisioning of their website hardware and software systems.

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

Red Alert is a self-service, real-time monitoring service that tests devices connected to the Internet primarily for availability. It can measure availability of any Internet server or other TCP-enabled Internet devices including Web servers, secure Web servers, domain name servers, mail servers, FTP servers and network gateways. Red Alert also provides alerts when adverse conditions exceed specified thresholds.

WebEffective is a flexible technology platform for conducting in-depth customer experience and usability studies on individual sites or across an entire industry. WebEffective can be used by customers on an assisted self-service basis or via full service engagements delivered by Keynote consultants. Customers can undertake tests on panelist selected from the Keynote Research Panel of over 160,000 panelists, or from existing customer lists or real-time interception and polling of site visitors.

Financial Industry Scorecards provide an expert review and heuristic approach to assessing, benchmarking and improving online customer experience on a broad array of financial services related verticals including banking, brokerage (discount and full service) and credit card. Financial Services Scorecard services are available as both custom engagements or as a subscription service.

Keynote Competitive Research (KCR) studies offer a standardized comparison of customer experience across sites in a particular industry or an understanding of how a customer’s site compares to its competitors. KCR studies usually comprise both online usability and technical performance testing of chosen web sites.

Other professional services may consist of custom consulting engagements that offer customer experience and technical performance research and optimization services, a combination of private and public research panels (Keynote Research Panels), and expert review of Web sites relative to best-practices in performance, usability and service level optimization.

Mobile

Mobile Device Perspective measures the availability and performance of wireless data services from actual mobile phone handsets enabling wireless operators, mobilized enterprises and mobile content developers to improve the quality of their mobile data services. Services currently measured include core wireless data network technologies such as: GPRS/EDGE/UMTS/HSDPA, CDMA 1xRTT/1xEV-DO, and iDEN, Web browsing, text messaging, picture messaging, streaming video, instant messaging and walkie-talkie features, as well as proprietary applications built for smart phones such as the iPhone and Blackberry.

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

SIGOS Global Roamer is an on-demand service offering based on SIGOS SITE probes located in 100 cities and is designed to enable operators to test the quality of their services when accessed via various roaming arrangements involving multiple mobile operators in major geographical regions across the world.

Segment Financial Information and Geographic Information

We operate in a single industry segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications. For further financial information on our operating segment, as well as geographic information, refer to the information contained in Note 10 “Geographic and Segment Information,” in the Notes to Consolidated Financial Statements included in Item 8 of this report on Form 10-K.

Technology and Infrastructure

Our Internet and Mobile infrastructure consists of three key primary components: measurement and data collection infrastructure, our operations and data centers, and reporting and analysis tools. Our Internet Professional Services infrastructure consists of the Keynote Research Panel and proprietary software that sets up and manages customer experience research projects and load testing engagements.

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

As of September 30, 2008, we had deployed more than 2,600 measurement computers and mobile devices in over 240 locations around the world. We continually upgrade and balance our network capacity to meet the needs of our customers.

As of September 30, 2008, we had deployed SIGOS SITE probes in 100 cities to test the quality of customer services when accessed via various roaming arrangements involving mobile operators in major geographical regions across the world.

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

Reporting and Analysis Tools

We offer the following tools for reporting and analysis of Internet data:

•	Pager and Email Alerts. Our customers can be notified by email or pager when download times exceed a particular value in specific cities or error counts indicate that a Web site is unresponsive.

•	Daily Email Reports. Our customers can receive a daily email that summarizes the performance and availability of measured Web sites and compares them to industry averages for the same time period.

•	Web-Based Analysis. Using their Web browsers and a password, our customers can access our online interface, MyKeynote, to retrieve, view and analyze measurement data in multiple formats or utilize a customized Scoreboard interface for more complex properties.

•	Data Feed. Our customers can retrieve measurement data through an application program interface, or API, or through bulk file transfers using an industry-standard file-transfer protocol. This allows our customers to embed our measurement data in their own software to create custom data-analysis applications.

Customers

For the years ended September 30, 2008 and 2007, no single customer accounted for more than 10% of our total net revenue. For the year ended September 30, 2006, one customer accounted for 12% of our total net revenue. As of September 30, 2008, 2007 and 2006, we provided services to more than 2,800, 2,700 and 2,600 companies, respectively, including over 50% of the Fortune 100 companies.

Our 10 largest customers, based on total net revenue and listed in alphabetical order, for the fiscal year ended September 30, 2008, were Agilent, Akamai, American Express Travel, Cingular/AT&T Wireless, Microsoft, O2, T-Mobile, US Patent & Trademark Office, Vodafone and Yahoo!. These customers accounted for approximately 34% of our total net revenue for the year ended September 30, 2008.

Sales, Marketing and Customer Support

Sales

We sell our non-SIGOS services through our field sales and telesales organization. Our field sales teams consist of direct sales representatives and sales engineers, located in 16 metropolitan areas — 12 across the United States, and 4 in Europe — and concentrate on selling and servicing our largest customers. In addition to the field sales teams across the country, we have telesales personnel located in Plano, Texas. These telesales personnel focus primarily on selling our Internet subscription services and also provide telephone and email sales support and customer service to our enterprise customers. We also market and sell some of our services through our self-service Web site, where customers can sign up and try, purchase, and use our services. Our SIGOS SITE system and Global Roamer sales are made by account management teams working for our Keynote SIGOS subsidiary located in Nuremberg, Germany. Most of these employees are located in Nuremberg, with a small number who work in various locations across Europe.

In addition, domestically, we distribute our services through Web-hosting and Internet service providers such as IBM Global Services and EDS, who manage e-business Web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers’ Web sites. We also sell to content distribution providers, such as Akamai, who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We also occasionally market our services through several other technology companies, such as Agilent, on a “lead referred” basis. Internationally, we use both direct and indirect sales approaches in the United Kingdom, Nordic Countries and Germany and sell indirectly through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia.

Marketing

We maintain an active marketing program designed to demonstrate the breadth and depth of our Internet and Mobile solutions. We promote our brand through multiple means including the public availability on our Web site of top level details for our e-business performance indices (both page download and transaction), and through our regular reporting and commentary to the media regarding Internet performance-related events.

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

Professional Services

As of September 30, 2008, our Global Professional Services organization consisted of 22 salaried consultants who deliver our Internet services. Our Internet consultants have substantial experience in technical areas ranging from capacity and performance tuning to network and application diagnostics. Our Internet consultants also provide expertise in fields including market research, panel management and survey methodologies.

Customer Support and Maintenance

We provide customer support by email and telephone. Basic support for all our services is available during the business day. Advanced support is available for a fee for our non-SIGOS products through our Keynote Diagnostic Services for customers who want analytical or diagnostic support, or who require access 24 hours per day, 7 days per week to Keynote experts to assist them with their questions. We also provide ongoing advanced support and maintenance for our SIGOS SITE systems, either at Keynote SIGOS or at a customer designated location to assist customers with technical and post-contract support.

Development

The Internet and other networks are characterized by rapid technological developments, frequent new application or service introductions and evolving industry standards such as Internet telephony, wireless devices, wireless fidelity, and WI-FI networks. The ongoing evolution of the Internet requires us to continually improve the functionality, features and reliability of our Internet and Mobile services and solutions, particularly in response to competing offerings. Therefore, we believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop or acquire new services and technologies that achieve market acceptance. The success of service introductions depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

Our development expenses were $12.6 million for the fiscal year ended September 30, 2008, $11.6 million for the fiscal year ended September 30, 2007 and $9.5 million for the fiscal year ended September 30, 2006.

Competition

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, HP, which acquired Mercury Interactive, Segue Software (acquired by Borland Software) and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, NetIQ, Symantec’s Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our wireless services and systems from companies such as Argogroup (acquired by Ascom), Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.

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

Intellectual Property Assets

Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications and the proprietary software we developed or acquired to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our services. Our trademarks include our registered trademarks Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective® , Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, SIGOS®, SITE ®, and MyKeynote® . The trademark registrations for K (letter K in a hexagon) and keynotetm, The Mobile & Internet Performance Authoritytm are pending United States registration.

We currently have five issued U.S. patents and three U.S. patent applications related to our Internet services. We also have one issued German patent and fifteen German patent applications related to our Mobile Data Network Testing and Monitoring Solutions. It is possible that no patents will be issued from our current pending patent applications and that our issued patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that can be patented, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

The use of our services by many of our customers is governed by a Web-based subscription agreement, but for some of our larger customers, additional terms and conditions may be added by means of a formal, written contract. Each time customers use certain of our services, they “click” on a Web page to agree to terms and conditions that are posted on our Web site, and our relationship with these customers is then governed by these terms and conditions and any written agreements that may exist. There is a possibility that a court, arbiter or regulatory body could deem this type of agreement to be invalid or determine that the terms and conditions governing the agreement do not fully protect our intellectual property rights. If that were to occur, our business could be harmed.

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

Foreign and Domestic Operations and Geographic Data

The United States represents our largest geographic marketplace. Approximately 57%, 69% and 86% of our total net revenue came from customers in the United States during the years ended September 30, 2008, 2007 and 2006, respectively. Our overall operating performance in foreign countries, mainly those in Europe, can be adversely affected by foreign currency exchange rate fluctuations, primarily the Euro and to a lesser extent the British pound.

Employees

As of September 30, 2008, we had a total of 300 employees, of which 197 were based in the United States, 87 were based in Germany and 16 were based in other international locations. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. In our German subsidiary, our employees are represented by a workers’ council which consists of employees who are elected onto the council by their colleagues. We believe that our relationships with our domestic and international employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, including our management team, and experienced engineers, or to attract, assimilate or retain other highly qualified employees. There is substantial competition for highly skilled employees with experience in the Internet industry.

Item 1A.	Risk Factors

We have incurred in the past and may, in the future, incur losses, and we may not achieve and thereafter sustain profitability.

We may not be able to achieve or sustain GAAP profitability in the future. We have incurred net losses on a GAAP basis in each of our last three fiscal years. As of September 30, 2008, we had an accumulated deficit of approximately $143.2 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2008, we had approximately $8.4 million of net identifiable intangible assets and approximately $64.4 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. During the year ended September 30, 2008, we did not incur any impairment charges. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”), the cost of stock-based awards. As a result, we may not be able to achieve and sustain profitability.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services as well as obtaining new customers.

To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our Internet and Mobile services. Our customers have no obligation to renew our products and services after the term and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. Our customer renewal rates and renewal prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

Further, we depend on sales of Mobile products and services to new and existing customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to uncertain economic conditions. We have experienced, and may in the future experience, reduced spending, cancellations, non-renewals and/or reductions in service levels. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of products or services they purchase from us for any reason, our revenue could decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.

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

Our results of operations could vary significantly from quarter to quarter. If revenue or other operating results fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	Fluctuations of the foreign exchange rates used to prepare our consolidated financial statements;

•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract and retain new customers in a quarter, particularly larger enterprise customers;

•	The timing and service period of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as our Internet services;

•	The level of sales of our Mobile products and services and timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our ability to increase sales of each of our service lines;

•	The timing and amount of operating costs, including sales and marketing investments, and capital expenditures;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

•	Future accounting pronouncements and changes in accounting policies; and

•	Future macroeconomic conditions in our domestic and international markets, as well as the level of discretionary IT spending generally.

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

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial declines and volatility that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have 14.1 million shares outstanding at September 30, 2008, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

If we were required to write down all or part of our goodwill, our net earnings and net worth could be materially adversely affected.

We had $64.4 million of goodwill recorded on our consolidated balance sheet as of September 30, 2008. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it would indicate a decline in the fair value of the Company and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review, at September 30, of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.

Our cash and cash equivalents and short-term investments are managed through various banks around the world and the current capital and credit market conditions are extremely volatile, putting pressure on the ability of banks to provide service levels and in some cases to fail, both of which would likely have an adverse affect on our ability to timely access funds.

The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, as well as pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail or otherwise be unable to timely perform requested services, we would likely have a limited ability to quickly access our cash deposited with such institutions. If we are unable to quickly access such funds, we may need to increase our use of our lines of credit or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations.

Our operating results could be harmed if sales of Internet subscriptions decline.

Sales of our Internet subscription services, primarily our Application Perspective and Transaction Perspective services have generated a majority of our total revenue in the past. Revenue from our Web site Perspective Services, a single page, single device measurement, has been decreasing. If revenues from our Application Perspective and Transaction Perspective Services, multi page, multi device measurements, do not increase, we may not be able to increase our Internet revenue and our operating results could suffer if we are not able to increase revenue from other services. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend on sales and renewals of these Internet services

If our Mobile services decline, we may not be able to grow our revenue and our results of operations will be harmed.

Revenue from our Mobile services has increased from approximately $17.6 million for the year ended September 30, 2007 to approximately $28.7 million for the year ended September 30, 2008. We also experienced increased bookings during the same period. We cannot assure you that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; currency rates; global economic conditions and we may not be able to successfully compete against current or new competitors in this area. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile services.

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

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez, Hewlett-Packard, Segue Software (acquired by Borland Software) and a variety of other Internet and mobile companies that offer a combination of testing, market research capabilities and data. Customers could choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

In addition, the acquisition of Mercury Interactive by Hewlett-Packard with whom we had a relationship in the past could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, and as a result of its acquisition of Mercury Interactive, it may not promote our services at the same level as it had in the past which could result in a decrease in our Internet revenue.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems Management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to offer services similar to ours. We also face competition for our mobile services from companies such as Argogroup, Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.

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

Our ten largest customers accounted for approximately 34% of our total net revenue for the fiscal year ended September 30, 2008. For each of the fiscal years ended September 30, 2007 and 2006, our ten largest customers accounted for approximately 33% of our total net revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

Our investment in sales and marketing may not yield increased customers or revenue.

We have invested and are continuing to invest in our sales and marketing activities to help grow our business, including hiring additional sales personnel. Typically, additional sales personnel can take time before they become productive, and our additional marketing programs may also take time before they yield additional business, if any. We cannot assure you that these efforts will be successful, or that these investments will yield significantly increased sales in the near or long term.

Our business could be harmed by adverse economic conditions or reduced spending on information technology.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Our results could also differ materially from our expectations since our international sales and expenses will be affected by the effects of the strength of the U.S. dollar. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; and cash balances. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

Professional services revenue represented approximately 13% and 18% of total net revenue for the years ended September 30, 2008 and 2007, respectively. Professional services revenue has decreased in absolute dollars in the past, as was the case in fiscal 2007 and 2008, and this trend could continue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business which includes our operating results could be harmed if we cannot increase our professional services revenue.

The success of our business depends on the continued use of the Internet and mobile networks by business and consumers for e-business and communications and if usage of these networks declines, our operating results and working capital would be harmed.

Because our business is based on providing Internet and Mobile services, the Internet and mobile networks must continue to be used as a means of electronic business, and communications. In addition, we believe that the use of the Internet and mobile networks for conducting business could be hindered for a number of reasons, including, but not limited to:

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

We offer complex services, which may not perform at the level our customers expect. We have occasionally given credits to customers as a result of past problems with our service. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs. In addition, we have in the past, and may in the future, acquire, rather than develop internally, some of our services. Upgrades to our Transaction Perspective and Application Perspective services may not perform at the level we or our customers expect.

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

A disruption to our network infrastructure could impair our ability to serve and retain existing customers or attract new customers

All data collected from our measurement computers are generally stored in and distributed from our operations center, which we maintain at a single location. Our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. We have occasionally experienced outages of our services in the past and if we experience power outages at our operations centers, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our services to our customers on a timely basis.

Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations centers is damaged, this could disrupt our services, which could impair our ability to retain existing customers or attract new customers.

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

We derive a growing portion of our revenue and earnings from our international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries and the negative tax implications related to moving cash from international locations to the U.S.), and changes in the value of the U.S. dollar versus local currencies. Margins on sales of our products and services in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

Our primary exposure to movements in foreign currency exchange rates relate mainly to non-U.S. dollar denominated sales in Europe, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies would generally be beneficial to our foreign currency-denominated sales and earnings.

International sales were approximately 43% and 31% our total net revenue for the year ended September 30, 2008 and 2007, respectively. We expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, HP acquired Mercury Interactive, one of our prior competitors, and Borland acquired Seque. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that loss of a major customer could harm our revenue.

Failure to maintain effective internal controls may cause us to delay filing our periodic reports with the SEC and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

As of September 30, 2008, our facilities primarily consisted of our headquarters building in San Mateo, California, an 178,000 square foot building which we own. We currently occupy approximately 43,000 square feet of this facility, which is our principal sales/marketing, product development and administrative location and contains our operations personnel and data center.

We also lease facilities as follows:

	Approximate
Location	Square Footage	Business Purpose	Lease Expiration

Plano, Texas	8,200	Red Alert, NetMechanic, inside sales and support and operations	April 2012
Austin, Texas	1,200	Engineering and operations support	February 2009
New York, New York	7,600	Consulting operations	August 2015
Nuremberg, Germany	21,500	Mobile operations, including sales, operations, and general and administrative	December 2010
Seattle, Washington	3,500	Mobile operations	May 2013
Cambridge, Massachusetts	2,650	Consulting operations	June 2011
Paris, France	1,485	Mobile operations	September 2017

We also maintain small offices in West Toronto, Ontario, Canada, and Haarlem, The Netherlands, and sales offices in Reading, United Kingdom and Stockholm, Sweden. In addition, we lease three corporate apartments, two in Alexandria, VA and one in New York City, NY. These corporate apartments are used by our remote consultants and our operations teams who utilize these corporate apartments rather than hotels. We believe that our facilities are adequate for our current and future requirements.

Item 3.	Legal Proceedings.

In August 2001, we and certain of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against us, certain of its officers, and underwriters of our September 24, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The lawsuit alleged that the defendants participated in a scheme to inflate the price of our stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court.

We are a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied on March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court. We believe that we have meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. The court has yet to rule on either motion to dismiss. No amount has been accrued as of September 30, 2008 since our liability, if any, is not probable and cannot be reasonably estimated.

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2008.

Item 4A.	Executive Officers.

The following table presents information regarding our executive officers as of December 12, 2008:

Name	Age	Position

Umang Gupta	59	Chairman of the Board and Chief Executive Officer
Adil Kaya	41	Managing Director of Keynote SIGOS
Andrew Hamer	43	Vice President of Finance and Chief Financial Officer
Anshu Agarwal	39	Vice President of Marketing
Donald Aoki	50	Senior Vice President and General Manager of Customer Experience Management
Eric Stokesberry	39	Vice President of Operations
Jeffrey Kraatz	53	Senior Vice President of Worldwide Sales and Services
Krishna Khadloya	48	Vice President of Engineering
Martin Löhlein	42	Managing Director of Keynote SIGOS
Vik Chaudhary	41	Vice President of Product Management and Corporate Development

Umang Gupta has served as one of our directors since September 1997 and as our Chief Executive Officer and Chairman of the Board of Directors since December 1997. Previously, he was a private investor and an advisor to high-technology companies and the founder and Chairman of the Board and Chief Executive Officer of Gupta Technologies, a client/server database and tools company. He previously held various positions with Oracle Corporation and IBM. Mr. Gupta holds a B.S. degree in Chemical Engineering from the Indian Institute of Technology, Kanpur, India, and an M.B.A. degree from Kent State University.

Adil Kaya served as Managing Director of Keynote SIGOS since April 2008. Prior to that, Mr. Kaya served as Director of Sales and Professional Services at Keynote SIGOS since its acquisition in April 2006. Prior to that, he served as Director of Sales and Professional Services at SIGOS Gmbh since 1990 until its acquisition by Keynote. Mr. Kaya has more than 20 years of broad experience in the telecommunications industry. Mr. Kaya holds a Master’s degree in electrical engineering from the University of Applied Sciences in Cologne, Germany.

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

Anshu Agarwal served as Vice President of Marketing since May 2008. Mr. Agarwal served as our Executive Director of Marketing from February 2007 to April 2008 and Senior Director of Marketing from April 2006 to January 2007. Prior to joining Keynote, Mr. Agarwal served as Senior Director of Innovation and Marketing and Projects Director of Fireman’s Fund, from January 2002 to April 2006. Prior to that, Mr. Agarwal served in various marketing positions at a number of technology companies, including Foundry Networks, Shutterfly, Inc., Sparks.com, and Hewlett Packard Company. He holds a B.A. from Rutgers University and an M.B.A. from NYU Stern School of Business.

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

Martin Löhlein served as Managing Director of Keynote SIGOS since April 2008. Prior to that, Mr. Löhlein served as Director of Research and Development at Keynote SIGOS since its acquisition in April 2006. Prior to that, he served as Director of Research and Development at SIGOS Gmbh since 1991 until its acquisition by Keynote. Mr. Löhlein has more than 20 years of management and technology experience in the telecommunications business. Mr. Löhlein holds a B.S. degree in telecommunications engineering from Georg-Simon-Ohm University of Applied Sciences in Nuremberg, Germany.

Vik Chaudhary has served as Vice President of Product Management and Corporate Development since June 2007. Prior to that he served as Vice President of Marketing since May 2005 and as Senior Director of Corporate Development since May 2002. Before joining Keynote, Mr. Chaudhary founded Bizmetric, an online business measurements company in July 1998 and acted as Chief Executive Officer of that company until March 2002. He was Director of Product Management at Gupta Technologies from February 1993 to March 1998. Prior to that, he led software engineering teams at Oracle Corporation from September 1989 to February 1993. Mr. Chaudhary holds a B.S. degree in Computer Science and Engineering from the Massachusetts Institute of Technology.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has traded on the Nasdaq Stock Market under the symbol “KEYN” since our initial public offering on September 24, 1999. The following table presents the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq Stock Market:

	High	Low

Fiscal Year ended September 30, 2008
Fourth Quarter	$14.31	$10.94
Third Quarter	13.95	10.80
Second Quarter	14.40	9.00
First Quarter	15.48	12.89
Fiscal Year ended September 30, 2007
Fourth Quarter	$17.35	$12.04
Third Quarter	16.68	12.80
Second Quarter	13.60	9.82
First Quarter	11.19	10.18

On December 1, 2008, we had 14,195,181 shares of our common stock outstanding held by 64 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

•	The rate of new and renewed subscriptions to our services;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract new customers in a quarter, particularly larger enterprise customers;

•	The timing of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as our Internet services;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our success in obtaining additional professional services engagements;

•	Our ability to increase revenue from each of our three service lines;

•	The impact of adverse global economic conditions on demand of our services;

•	The timing and amount of operating costs and capital expenditures relating to changes of our domestic and international operations infrastructure; and

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities. We currently have no intention of paying cash dividends in the foreseeable future.

Purchases of Equity Securities

We did not repurchase any common stock in the fourth quarter of fiscal year 2008. If we were to make additional repurchases of shares of our common stock, we could face additional limits on our use of net operating losses under Section 382 of the Internal Revenue Code.

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

The following graph and table compare the cumulative total stockholder return on our common stock, the NASDAQ Composite Index and The Street.com Internet Sector Index. The graph and table assume that $100 was invested in our common stock, the NASDAQ Composite Index and The Street.com Internet Sector Index on September 30, 2003, and calculates the annual return through September 30, 2008. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Cumulative Total Return

	30-Sep-03	30-Sep-04	30-Sep-05	30-Sep-06	30-Sep-07	30-Sep-08
Keynote Systems, Inc.	$100	$127	$116	$94	$123	$118
NASDAQ Composite Index	$100	$106	$120	$126	$151	$117
The Street.com Internet Sector Index	$100	$125	$152	$166	$217	$175

Item 6.	Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2008, 2007, 2006, and the consolidated balance sheet data as of September 30, 2008 and 2007, are derived from and are qualified in their entirety by our consolidated financial statements and which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2005 and 2004, and the consolidated balance sheet data as of September 30, 2006, 2005, 2004, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	2008(3)	2007(2)	2006(1)	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Total revenue, net	$76,908	$67,754	$55,508	$53,692	$42,403
Net (loss) income	(3,100)	(4,691)	(7,534)	7,365	4,647
Basic net (loss) income per share	(0.20)	(0.27)	(0.41)	0.37	0.24
Diluted net (loss) income per share	(0.20)	(0.27)	(0.41)	0.35	0.22
Shares used in computing basic and diluted net (loss) income per share:
Basic	15,522	17,533	18,278	19,677	19,397
Diluted	15,522	17,533	18,278	20,860	20,886

	As of September 30,
	2008(3)	2007(2)	2006(1)	2005	2004
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$49,331	$107,935	$90,751	$133,803	$148,117
Total assets	175,844	229,480	199,152	209,828	221,730
Total long-term capital lease obligations, excluding current portion	17	31	50	27	35
Total stockholders’ equity	137,511	190,885	173,389	193,918	201,994

(1)	The results of operations for fiscal 2006 included net tax expense of $3.9 million, that included deferred income tax expense totaling approximately $3.9 million associated with the increase in the valuation allowance against our net deferred tax assets, and a $840,000 charge for in-process research and development in connection with the acquisition of Keynote SIGOS.

(2)	The results of operations for fiscal 2007 included net tax expense of $4.1 million that included deferred income tax expense totaling approximately $5.5 million associated with the increase in the valuation allowance against our net deferred tax assets.

(3)	The results of operations for fiscal 2008 included net tax expense of $1.0 million that included deferred income tax expense totaling approximately $3.1 million associated with the increase in the valuation allowance against our net deferred tax assets.

For information regarding comparability of this data as it may relate to future periods, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 7 and 8 of the Notes to Consolidated Financial Statements under Item 8 of this report.

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

Overview

We offer technology-based services and systems that enable enterprises to improve their mobile and online business performance and communications technologies. We offer Internet test and measurement services (“Internet”), and mobile test and measurement services (“Mobile”). Our Internet category includes all of our geographically distributed Web site and application monitoring and measurement services, voice-over-IP and streaming measurement services, load testing services, customer experience management services, competitive research and industry scorecard services, and other professional services. The Mobile category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS System Integrated Test Environment (“SITE”) systems. We believe all of these categories of services help our customers reduce costs, improve customer satisfaction and increase profitability.

We offer our Internet services primarily on a subscription basis and on an engagement basis although, in some cases, we offer Internet professional services on a per incident or per study basis. We also offer the self-service use of our Internet technology for a fixed period of time on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and the type of testing to be conducted. Our Mobile solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period, usually annual, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, the license fees are amortized over the length of the contract and are therefore included in ratable license revenue. The SIGOS Global Roamer service is offered via a subscription fee model typically on a three to twelve month basis and included in subscription services revenue.

Our net loss decreased by approximately $1.6 million, from a net loss of approximately $4.7 million for the year ended September 30, 2007 to a net loss of approximately $3.1 million for the year ended September 30, 2008. Total net revenue increased by approximately $9.1 million or 14%, from approximately $67.8 million for the year ended September 30, 2007 to approximately $76.9 million for the year ended September 30, 2008. The increase in total net revenue was primarily attributable to an increased contribution from our ratable licenses revenue of approximately $8.6 million which represents sales of our SIGOS SITE systems.

Total expenses increased by approximately $7.9 million or 11%, from approximately $73.1 million for the year ended September 30, 2007 to approximately $81.0 million for the year ended September 30, 2008. Approximately $5.6 million of the increase in total expenses was mainly attributable to increased investment in our sales force and increased costs associated with our sales and marketing events that occurred in fiscal year 2008. Approximately $2.0 million of the increase in total expenses is attributable to an increase in costs of ratable licenses associated with higher ratable licenses revenue generated from existing customers renewing existing maintenance contracts as well as new and existing customers purchasing additional SITE systems which revenue is being recorded as ratable licenses revenue.

We anticipate that total expenses for the first quarter of fiscal 2009 will be comparable to the fourth quarter of fiscal 2008.

For the year ended September 30, 2008, our 10 largest customers accounted for approximately 34% of total net revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

We believe that the challenges for our business include 1) continuing to drive growth in our Internet and Mobile revenue, 2) growing multiple page/broadband related revenue such as Transaction Perspective and Application Perspective, 3) continuing to control our expenses for fiscal 2009, and 4) successfully navigating the economic global downturn.

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

Subscription service revenue is recognized in accordance with SAB 104 and EITF 00-21.

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

For customers that are billed the entire amount of their subscription in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers that are billed on a monthly basis, revenue is recognized monthly based upon actual service usage for the month. Regardless of when billing occurs, we recognize revenue as services are provided and defer any revenue that is unearned. WebEffective service is sold on a subscription basis or as part of a professional services engagement. We recognize revenue from the use of our WebEffective service that is sold on a subscription basis ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue. We recognize revenue from the use of our WebEffective service as part of a professional services engagement and revenue is recorded as professional services revenue.

Ratable Licenses Revenue:  Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”) as a result of our acquisition of SIGOS Systemintegration GmbH (“Keynote SIGOS”) in the third quarter of fiscal 2006. We frequently enter into multiple element arrangements with mobile customers for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of SOP 97-2, and EITF 03-5. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers only purchase the software and hardware as a package, with payments due upon delivery of this hardware and software package.

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

We cannot allocate the arrangement consideration to the multiple elements based on the vendor specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, we recognize the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance provisions exist in the arrangement the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

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

We also enter into multiple element arrangements that generally consist of either: 1) the combination of subscription and professional services or 2) multiple professional services. For these arrangements, we recognize revenue in accordance with EITF 00-21. We allocate and defer revenue for the undelivered items based on objective evidence of fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. When sufficient objective evidence of fair value does not exist for undelivered items when subscription and professional services are combined, the entire arrangement fee is recognized ratably over the applicable performance period.

Deferred Revenue:  Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned license and subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. The addback of unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue, which primarily consists of Keynote SIGOS revenue, represents the unearned revenue that will be earned after twelve months of the balance sheet date.

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

The table below represents the balances of gross deferred revenue (short-term and long-term aggregated) as of September 30, 2008 and 2007. The addback to net deferred revenue(which represents the deferred revenue balance as recorded on the consolidated balance sheets) represents the unpaid deferred revenue that has an associated accounts receivable balance as of the balance sheet dates. The addback of unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable.

	Domestic	International	Total

Net deferred revenue	$5,982	$13,951	$19,933
Addback: unpaid deferred revenue	2,425	2,331	4,756

Gross deferred revenue at September 30, 2008	$8,407	$16,282	$24,689

Net deferred revenue	$7,511	$14,449	$21,960
Addback: unpaid deferred revenue	3,085	1,564	4,649

Gross deferred revenue at September 30, 2007	$10,596	$16,013	$26,609

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

Inventories and Inventory Valuation

Inventories related to SIGOS SITE systems were approximately $1.1 million as of September 30, 2008, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to direct cost of ratable licenses at the point of market value decline.

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

Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence. Our products are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the years ended September 30, 2008, 2007 and 2006, we did not experience any write-down of inventories.

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

We performed an annual goodwill and long lived assets impairment review during the fourth quarter in fiscal 2006, 2007, and 2008. We did not record an impairment charge based on our reviews. The goodwill recorded on the consolidated balance sheet as of September 30, 2008 was approximately $64.4 million as compared to $63.1 million as of September 30, 2007.

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

Stock-based Compensation

We issue stock options to our employees and outside directors and provide our employees the right to purchase common stock under employee stock purchase plans. Since October 1, 2005, we account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options or the issue of stock under employee stock purchase plans. If actual forfeiture rates differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 6 to the Notes to Consolidated Financial Statements for more detail.

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

During the three months ended December 31, 2007, we entered into an agreement whereby we purchased certain intangible assets from our German subsidiary. This transaction was treated as an inter-company sale and, as such, tax is not recognized on the sale until we no longer benefit from the underlying asset. Therefore, we recorded a long-term prepaid tax asset of approximately $1.8 million which represents the tax that the German subsidiary will pay of approximately $3.0 million, offset by the elimination of the remaining carrying amount of the deferred tax liability that was established on the transferred assets at the time of the acquisition of the German subsidiary related to the sale of these intangible assets. The deferred tax liability had a carrying amount of approximately $1.2 million at the time of the transfer. We are amortizing the net prepaid tax asset of approximately $1.8 million through tax expense over the life of the underlying asset which has been estimated to be 48 months. As of September 30, 2008, the prepaid tax asset was approximately $1.4 million, net of amortization of $418,000. The prepaid tax asset is recorded as deferred costs and other long term assets on the consolidated balance sheet.

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

Results of Operations

The following table sets forth selected items from our consolidated statements of operations as a percentage of total net revenue for each of the three years in the period ended September 30, 2008:

	Year Ended September 30,
	2008	2007	2006

Revenue:
Subscription services	58.9%	63.0%	73.5%
Ratable licenses	28.4	19.5	4.6
Professional services	12.7	17.5	21.9

Total revenue, net	100.0	100.0	100.0
Costs and expenses:
Costs of revenue:
Direct costs of subscription services	10.8	12.4	12.5
Direct costs of ratable licenses	8.5	6.8	2.2
Direct costs of professional services	9.2	12.0	16.2
Development	16.4	17.1	17.0
Operations	11.2	11.3	13.0
Amortization of intangible assets — software	1.3	1.1	0.6
Sales and marketing	33.4	29.8	30.4
General and administrative	13.2	14.5	17.7
Excess occupancy (income) costs	(1.5)	(0.4)	0.0
Amortization of intangible assets — other	2.8	3.2	3.7
In-process research and development	0.0	0.0	1.5

Total costs and expenses	105.3	107.8	114.8

Loss from operations	(5.3)	(7.8)	(14.8)
Interest income	3.9	7.0	8.3
Interest and other expenses	(1.3)	0.0	(0.1)
Provision for income taxes	(1.3)	(6.1)	(7.0)

Net loss	(4.0)%	(6.9)%	(13.6)%

Revenue

	2008	% Change	2007	% Change	2006
	(In thousands)

Revenue
Subscription services	$45,314	6%	$42,662	4%	$40,826
Ratable licenses	21,820	65%	13,220	420%	2,541
Professional services	9,774	(18)%	11,872	(2)%	12,141

Total Revenue, net	$76,908		$67,754		$55,508

Subscription Services.

Subscription services revenue consists of fees from subscriptions from our traditional Perspective measurements, monitoring, testing, diagnostic, competitive research and industry scorecard services and Global Roamer services.

Revenue from subscription services increased by approximately $2.7 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The increase in subscription services revenue for the year ended September 30, 2008 over the corresponding period in fiscal 2007 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $5.4 million and Global Roamer and other mobile subscription services of approximately $2.5 million, offset by a decrease in our single-page/single device subscription services of approximately $5.4 million.

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

We measured, for revenue based upon the average for the month, over 14,100, 11,600 and 10,000 page measurements during the month of September 2008, 2007 and 2006, respectively. Subscription services fees can vary based on the number of pages measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We believe that subscription services revenue may increase in the future as a percentage of total net revenue. However, we cannot assure you that this revenue will increase in absolute dollars in future periods. We have been replacing single-page/single device subscriptions with our multiple page/broadband services and have achieved our goal of reducing single-page/single device subscriptions revenue to less than 10% of Internet subscription revenue since the third quarter of fiscal 2008.

Ratable Licenses.

Ratable licenses revenue consists of sales of mobile automated test equipment, maintenance, support, engineering and minor consulting services associated with SIGOS SITE. Revenue from ratable licenses increased approximately $8.6 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The increase was primarily due to revenue growth from the sale of new SIGOS SITE systems. All sales are being recognized as revenue over the maintenance period for each contract which is typically twelve to thirty-six months. We expect revenue growth for ratable licenses will be much less than experienced in fiscal year 2008. This is primarily attributable to the amount of revenue being recognized from prior periods normalizing with new sales contracts that will be amortized over twelve to thirty-six months.

Revenue from ratable licenses increased by approximately $10.7 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase was primarily due to a full year of revenue in fiscal 2007 as compared to six months in fiscal 2006 since our acquisition of Keynote SIGOS occurred in the second half of fiscal 2006. In addition to Keynote SIGOS’ contributing revenue for twelve months, we experienced revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. All sales are being recognized as revenue over the maintenance period for each contract which is typically twelve to thirty-six months.

Professional Services.

Revenue from professional services decreased by approximately $2.1 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The decrease in revenue was primarily due to fewer Customer Experience Management engagements and load testing engagements.

Revenue from professional services decreased slightly by $269,000 for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The decrease in revenue was primarily due to decreased revenue of approximately $2.4 million from Customer Experience Management engagements and competitive studies, offset partially by approximately $2.1 million from other consulting engagements.

In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Internet Test and Measurement (“Internet”), and Mobile Test and Measurement (“Mobile”). For the years ended September 30, 2007 and 2006, management internally analyzed revenue categorized as Internet, Mobile and Customer Experience Management (“CEM”). Management has now combined CEM category with Internet.

The following table identifies which services are categorized as Internet and Mobile services and where they are recorded in our consolidated statements of operations (listed in alphabetical order).

	Subscription	Ratable	Professional
	Services	Licenses	Services

Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro			X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
Web Site Perspective	X
Voice Perspective	X		X
Performance Scoreboard	X
WebEffective	X		X
Financial Industry Scorecards	X		X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X

The following table summarizes Internet and Mobile revenue (in thousands):

	2008	% Change	2007	% Change	2006

For the year ended September 30:
Internet Subscriptions	$38,432	0%	$38,313	1%	$37,982
Internet Engagements	9,774	(18)%	11,873	(2)%	12,141

Total Internet net revenue	48,206	(4)%	50,186	0%	50,123

Mobile Subscription	6,882	58%	4,348	53%	2,844
Mobile Ratable Licenses	21,820	65%	13,220	420%	2,541

Total Mobile net revenue	28,702	63%	17,568	226%	5,385

Total net revenue	$76,908	14%	$67,754	22%	$55,508

Total Internet revenue decreased by approximately $2.0 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The decrease in Internet revenue for the year ended September 30, 2008 over the corresponding period in fiscal 2007 was primarily due to continued decreased contribution of approximately $5.4 million from our single-page/single device subscriptions and $2.1 million from our ITM engagements which consists of our load testing, VOIP, enterprise solutions and customer experience management services, offset by increased contributions of approximately $5.4 million from our multiple-page/broadband services.

Total Internet revenue remained relatively flat for the year ended September 30, 2007 as compared to the year ended September 30, 2006.

Total Mobile revenue increased by approximately $11.1 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The increase in Mobile revenue for the year ended September 30, 2008 over the corresponding period in fiscal 2007, was mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements of approximately $8.6 million. In addition, the increase in Mobile revenue, to a lesser extent, is attributable to increased growth from our mobile subscription services.

Total Mobile revenue increased by approximately $12.2 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase in Mobile revenue for the year ended September 30, 2007 over the corresponding period in fiscal 2006, was mainly attributable to the addition of SIGOS revenue for twelve months in fiscal 2007 as compared to six months in fiscal 2006 due to the acquisition of SIGOS on April 3, 2006.

The following table shows types of revenue as a percentage of total net revenue:

	2008	2007	2006

For the year ended September 30:
Total Internet Revenue	63%	74%	90%
Total Mobile Revenue	37	26	10

Total Net Revenue	100%	100%	100%

For the years ended September 30, 2008 and 2007, no single customer accounted for more than 10% of total net revenue. For the year ended September 30, 2006, one customer accounted for 12% of total net revenue. At September 30, 2008 and 2007, one customer accounted for 11% of total accounts receivable. International sales were approximately 43%, 31%, and 14% of our total net revenue for the years ended September 30, 2008, 2007, and 2006, respectively.

Costs and Expenses:

Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	2008	% Change	2007	% Change	2006
			(In thousands)

Direct costs of subscription services	$8,324	(1)%	$8,389	21%	$6,953
Direct costs of ratable licenses	$6,558	43%	$4,598	273%	$1,233
Direct costs of professional services	$7,113	(13)%	$8,164	(9)%	$8,975

Direct Costs of Subscription Services.

Direct costs of subscription services consist of connection fees to major telecommunication and Internet access providers for bandwidth usage of our measurement computers, which are located around the world, depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and global roamer services. Direct costs of subscription services decreased by $65,000 for the year ended September 30, 2008 as compared to the year ended September 30, 2007 and represented 18% and 20% of subscription services revenue for the years ended September 30, 2008 and 2007, respectively. Total direct costs of subscription services for the year ended September 30, 2008 was comparable to the year ended September 30, 2007. The decrease in direct costs of subscription services as a percentage of subscription revenue is primarily due to the fact that there was higher revenue recognized in fiscal 2008 without incremental associated direct costs of subscription services. We do not anticipate that direct costs of subscription services for the first quarter of fiscal 2009 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2008.

Direct costs of subscription services increased by approximately $1.4 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006 and represented 20% and 17% of subscription services revenue for the years ended September 30, 2007 and 2006, respectively. This increase was primarily due to increased costs associated with our mobile device perspective services and mobile application perspective services related to building our Mobile infrastructure that will allow small and medium size mobile content developers to test their mobile content. In addition, we increased the number of locations of our probes for our Global Roamer services from 45 cities as of September 30, 2006 to 68 cities as of September 30, 2007. $820,000 of the increase was related to increased costs for bandwidth, co-location and depreciation due to associated higher Mobile revenue. $465,000 of the increase was attributable to increased depreciation and equipment charges, and connection fees related to additional measurement computers as well as replacing existing measurement computers related to our Mobile services.

Direct Costs of Ratable Licenses.

Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs, which include stock based compensation, and consulting costs mainly related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses increased by approximately $2.0 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007 and represented 30% and 35% of ratable licenses revenue for the years ended September 30, 2008 and 2007, respectively. The increase was primarily due to test equipment sold as part of each SITE system contract. The cost of this equipment is being expensed ratably over the same twelve to thirty-six months period as the revenue to which it is associated. The decrease in direct costs of ratable licenses as a percentage of the ratable license revenue is primarily due to the fact that there was higher revenue being recognized in fiscal 2008 for maintenance renewals that did not have any significant associated direct costs. We do not anticipate that direct costs of ratable licenses for the first quarter of fiscal 2009 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2008.

Direct costs of ratable licenses increased by approximately $3.4 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006 and represented 35% and 49% of ratable licenses revenue for the years ended September 30, 2007 and 2006, respectively. The increase was primarily related to the inclusion of costs for twelve months in fiscal 2007 as compared to six months in fiscal 2006 since Keynote SIGOS was acquired in April 2006. The increase was also attributable to test equipment sold as part of each new customer contract. The cost of this equipment is being expensed ratably over the same twelve to thirty-six months period as the revenue to which it is associated. The decrease in direct costs of ratable licenses as a percentage of ratable license revenue is due to containing costs for personnel and consulting associated with customer support and new customer deployment relatively constant in fiscal year 2007.

Direct Costs of Professional Services.

Direct costs of professional services consist of compensation expenses, which includes stock based compensation, and other related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our customer experience management engagements and competitive research and industry scorecard services, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by approximately $1.1 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007 and represented 73% and 69% of professional service revenue for the years ended September 30, 2008 and 2007, respectively. The decrease in direct costs of professional services was primarily due to lower personnel related costs associated with our customer experience management services due to stringent cost containment. In addition, the decrease in costs of professional services was due to lower consulting expenses that were incurred in fiscal 2007 that did not recur in fiscal 2008 due to a specific customer engagement. The increase in direct costs of professional services as a percentage of professional services is due to lower professional services revenue in fiscal 2007 as compared to fiscal 2008. We do not anticipate that direct costs of professional services for the first quarter of fiscal 2009 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2008.

Direct costs of professional services decreased by $811,000 for the year ended September 30, 2007 as compared to the year ended September 30, 2006 and represented 69% and 74% of professional service revenue for the years ended September 30, 2007 and 2006, respectively. The decrease in direct costs of professional services was primarily due to lower personnel related costs associated with our Internet services due to stringent cost containment as well as lower panel and reward costs due to lower demand in Internet engagements. The decrease was offset slightly by an increase of $374,000 related to our Internet engagements which experienced increased external consulting expenses related to an increase in custom projects.

Development

	2008	% Change	2007	% Change	2006
			(In thousands)

Development	$12,608	9%	$11,559	22%	$9,452

Development expenses consist primarily of compensation, which includes stock based compensation, and other related costs for development personnel. Development expenses increased by approximately $1.0 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. $781,000 of the increase is primarily attributable to additional headcount of 5 throughout the year. To a lesser extent, $178,000 is related to higher consulting expenses.

During the fourth quarter of fiscal 2008, we purchased and capitalized intangible assets of approximately $2.6 million. We expect to amortize the intellectual property, upon the completion of the application development stage, which management anticipates will be completed in the third quarter of fiscal 2009. There were no capitalized development costs for the years ended September 30, 2008, 2007, and 2006.

We do not anticipate that development expenses for the first quarter of fiscal 2009 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2008.

Development expenses increased by $2.1 million for the year ended September 30, 2007 as compared to the year ended September 30, 2006. This increase was primarily attributable to twelve months of costs associated with Keynote SIGOS in fiscal 2007 as compared to six months in fiscal 2006.

Operations

	2008	% Change	2007	% Change	2006
			(In thousands)

Operations	$8,576	12%	$7,673	7%	$7,203

Operations expenses consist primarily of compensation, which includes stock based compensation, and other related costs for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses increased by $903,000 for the year ended September 30, 2008 as compared to the year ended September 30, 2007. $584,000 of the increase in operations expenses was primarily due to an increase in personnel from 48 in the fourth quarter of fiscal 2007 to 51 in the fourth quarter of fiscal 2008. $199,000 of the increase was attributable to higher consulting expenses. We do not anticipate that operations expenses for the first quarter of fiscal 2009 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2008.

Our operations expenses increased by $470,000 for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase in operations expenses was primarily due to an increase of $279,000 related to additional headcount and $149,000 in consulting costs.

Sales and Marketing

	2008	% Change	2007	% Change	2006
			(In thousands)

Sales and marketing	$25,705	28%	$20,127	19%	$16,856

Sales and marketing expenses consist primarily of salaries, which includes stock based compensation, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $5.6 million for the year ended

September 30, 2008 as compared to the year ended September 30, 2007. Approximately $4.6 million of the increase was primarily related to our continued investment in sales and marketing, and increased personnel from 89 in the fourth quarter of fiscal 2007 to 96 in the fourth quarter of fiscal 2008. In addition, the increase, to a lesser extent, was attributable to higher spending on marketing programs and events in fiscal 2008 as compared to fiscal 2007 of $332,000 and higher travel and related expenses of $372,000 due to increased numbers of sales and marketing events. We believe that continued investments in our sales and marketing efforts are essential for us to maintain our market position and to further increase acceptance of our services. We do not anticipate that sales and marketing expenses for the first quarter of fiscal 2009 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2008.

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

General and Administrative

	2008	% Change	2007	% Change	2006
			(In thousands)

General and administrative	$10,142	3%	$9,856	0%	$9,840

General and administrative expenses consist primarily of compensation, which includes stock based compensation, and other related costs, accounting, legal and administrative expenses, insurance, professional services fees and other general corporate expenses. Our general and administrative expenses increased by $286,000 for the year ended September 30, 2008 as compared to the year ended September 30, 2007. General and administrative expenses increased by $423,000 primarily attributable to increased headcount and personnel related costs. The increase was offset by decreased spending in professional fees in fiscal 2008 as compared to fiscal 2007. We anticipate that general and administrative expenses in absolute dollars for the first quarter of fiscal 2009 will increase as compared to the fourth quarter of fiscal 2008 due to higher professional fees.

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

Excess Occupancy Income

	2008	% Change	2007	% Change	2006
			(In thousands)

Rental income	$(2,584)	(91)%	$(1,353)	(35)%	$(1,002)
Rental and other expenses	1,374	26%	1,088	10%	989

Excess occupancy income	$(1,210)	(357)%	$(265)	(1938)%	$(13)

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees, and tenant improvement amortization. The costs are based on the actual square footage available for lease to third parties, which was approximately 75% for the year ended September 30, 2008 and 60% for the years ended September 30, 2007 and 2006. The increase in excess occupancy income in fiscal 2008 as compared to fiscal 2007 was primarily due to an increase in tenant income of approximately $1.2 million due to the leasing of additional space, offset by a net increase in expenses of $286,000. We expect the excess occupancy income will be approximately the same in the first quarter of fiscal 2009 as the fourth quarter of fiscal 2008.

The increase in excess occupancy income in fiscal 2007 as compared to fiscal 2006 was primarily due to an increase in tenant income of approximately $351,000 due to the leasing of additional space, offset by a net increase in expenses of $99,000.

Amortization of Identifiable Intangible Assets and In-process Research and Development

	2008	% Change	2007	% Change	2006
	(In thousands)

Amortization of identifiable intangible assets — software	$1,000	33%	$754	109%	$360
Amortization of identifiable intangible assets — other	2,148	(2)%	2,195	8%	2,024
In-process research and development costs	—	N/A	—	(100)%	840

Total amortization of identifiable intangible assets and in-process research and development	$3,148	7%	$2,949	(9)%	$3,224

Total amortization of identifiable intangible assets increased by $199,000 for the year ended September 30, 2008 as compared to the corresponding period in fiscal 2007 primarily due to intangible assets purchased in the Zandan acquisition. The amortization of intangible assets — software mainly relates to our Keynote SIGOS developed technology related to our SIGOS SITE system and to a lesser extent to Zandan’s developed technology related to mobile, and is reflected in direct costs of revenue in our consolidated statements of operations.

Total amortization of identifiable intangible assets increased by $565,000 for the year ended September 30, 2007 as compared to the corresponding period in fiscal 2006 primarily due to twelve months of amortization related to our Keynote SIGOS acquisition in fiscal 2007 as compared to six months of amortization in fiscal 2006. The increase in amortization was slightly offset by certain intangibles becoming fully amortized in the second half of fiscal 2007. Amortization of intangible assets — software relates to our Keynote SIGOS developed technology related to our SIGOS SITE system and is reflected in costs of revenue in our consolidated statements of operations.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At September 30, 2008, we had a remaining balance of approximately $8.4 million of identifiable intangible assets that are being amortized over a two to six and one half-year expected life. We expect the amortization of identifiable intangible assets to be approximately $672,000 for the first quarter of fiscal 2009, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of September 30, 2008, as listed in the table below, will be fully amortized by September 2012 (in thousands):

	Technology	Technology	Customer
	Based-Software	Based-Other	Based	Trademark	Covenant	Backlog	Total

Net carrying value at September 30, 2008	$6,249	$78	$1,152	$860	$23	$68	$8,430

Interest Income and Interest and Other Expenses

	2008	% Change	2007	% Change	2006
			(In thousands)

Interest income	$3,025	(36)%	$4,759	3%	$4,634
Interest and other expenses	(1,035)	(114)%	(9)	88%	(76)

Interest income and interest and other expenses, net	$1,990	(58)%	$4,750	4%	$4,558

Interest income and interest and other expenses, net, decreased by approximately $2.8 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The decrease in interest income, and interest and other expenses, net, was primarily attributable to lower interest income from lower balance of invested cash, cash equivalents, and short-term investments. We expect that interest income, and interest and other expenses, net, for the first quarter of fiscal 2009 will be approximately $200,000, absent any additional transactions, and assuming no material changes in interest rates.

Net foreign exchange transaction gains (losses) of $(946,000), $3,000, and ($76,000), primarily due to the decrease in the Euro, are included in interest and other expenses for the years ended September 30, 2008, 2007, 2006, respectively.

Interest income and interest and other expenses, net, increased by $192,000 for the year ended September 30, 2007 as compared to the year ended September 30, 2006. The increase in interest income, and interest and other expenses, net, was primarily attributable to slightly increased investment yields resulting from higher balance of invested cash, cash equivalents, and short-term investments.

Provision for Income Taxes

	2008	% Change	2007	% Change	2006
			(In thousands)

Provision for income taxes	$(1,034)	75%	$(4,145)	(7)%	$(3,877)

Although we had a loss before income taxes, for the year ended September 30, 2008, we recorded a net tax expense of approximately $1.0 million.

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

The tax rate differed from the statutory rate primarily due to nondeductible stock option compensation charges related to incentive stock options, foreign tax differential, amortization on prepaid tax asset and the change in our valuation allowance.

We establish liabilities or reserves when we believe that certain tax positions are likely to be challenged and we may not succeed, despite our belief that our tax returns are fully supportable. We adjust these reserves, as well as related interest, in light of changing circumstances such as the progress of tax examinations and the expiration of the statute of limitations.

We had net operating loss carryforwards for federal income tax purposes of approximately $62.2 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the years 2017 through 2027. In addition, we had approximately $28.2 million of net operating loss carryforwards available to reduce future taxable income for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the years 2009 through 2017.

As of September 30, 2008, we had research credit carryforwards of approximately $2.4 million for federal and $2.2 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit can be carried forward indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings indefinitely in those foreign subsidiaries. Undistributed earnings of our foreign subsidiaries amounted to approximately $2.9 million at September 30, 2008. If we distribute these earnings, in the form of dividends and otherwise, we would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. We have determined that the net operating losses and research and development credits acquired through the acquisition of two of our subsidiaries are subject to section 382 limitations, and the effects of the limitations have been included in the loss and credit carryforwards. If an ownership change occurs, in addition to the dates identified, the utilization of net operating loss and credit carryforwards could be significantly reduced. If we were to make additional repurchases of shares of our common stock, we could face additional limits on our use of net operating losses.

Liquidity and Capital Resources

	As of September 30,
	2008	2007
	(In thousands)

Cash, cash equivalents and short-term investments	$49,331	$107,935
Accounts receivable, net	$7,316	$5,988
Working capital	$26,941	$87,818
Days sales in accounts receivable (DSO)(a)	32	31

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three month period) multiplied by number of days in the period

	2008	2007	2006
		(In thousands)

For the year ended September 30:
Cash provided by operating activities	$4,944	$20,380	$10,615
Cash provided by (used in) investing activities	$52,743	$(35,208)	$7,138
Cash provided by (used in) financing activities	$(53,646)	$11,007	$(19,096)

Cash, cash equivalents and short-term investments and working capital

At September 30, 2008, we had approximately $46.8 million in cash and cash equivalents and approximately $2.5 million in short-term investments, for a total of approximately $49.3 million. Cash and cash equivalents consist of highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less. Short-term investments consist of investment-grade corporate debt securities with Moody’s ratings of A2 or better. As of September 30, 2008, approximately $24.4 million of our cash and cash equivalents and investments was held in the United States. The remainder of our cash and cash equivalents and short term investments was held outside of the United States in various foreign subsidiaries. If these cash and cash equivalents and short term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash flows from operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

Our largest source of operating cash flow is cash collections from our customers for our services. Payments from customers for subscription services are generally collected in the beginning of the subscription period, ranging from one to twelve months or monthly during the life of the subscription period. Payments for our ratable licenses are generally collected by the delivery of the SIGOS SITE system. Payments from some of our customers are collected at the end of the monthly service period or as milestones are completed. Our primary use of cash from operating activities, are for personnel related expenditures, payment of insurance, regulatory compliance and other expenses for the operations of our business.

Comparison of Years Ended September 30, 2008 and 2007

For the year ended September 30, 2008, net cash provided by operating activities was approximately $4.9 million which was primarily due to a net loss of $3.1 million, adjusted for all non-cash amortization, depreciation charges and stock-based compensation. Net cash provided by operating activities for fiscal 2008 was offset by cash used in operating activities due to an increase of approximately $1.6 million in accounts receivable and decrease of approximately $2.1 million in deferred revenue. The increase in accounts receivable was mainly attributable to higher DSO in fiscal 2008 as compared to fiscal 2007. The decrease in deferred revenue is mainly attributable to increased number of ITM customers that are now being billed on a month-to-month basis in arrears rather than being billed in advance.

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

Comparison of Years Ended September 30, 2008 and 2007

Cash flows from investing activities increased for the year ended September 30, 2008 compared to the prior year primarily due to the net sales of short-term investments of $62.9 million, offset by $10.1 million of purchase of property and equipment, acquired technology, and the purchase of businesses and assets, net.

Comparison of Years Ended September 30, 2007 and 2006

Cash flows from investing activities decreased for the year ended September 30, 2007 compared to the prior year primarily due to the net purchases of short-term investments, approximately $10.6 million cash paid for the Keynote SIGOS earnout, and to a lesser extent, approximately $5.5 million of cash used for the payment of fixed assets.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.

Comparison of Years Ended September 30, 2008 and 2007

Cash flows from financing activities decreased for the year ended September 30, 2008 compared to the prior year primarily due to repurchases of our common stock in fiscal 2008 as compared to fiscal 2007. We utilized approximately $60.1 million and $1.2 million to repurchase shares of our common stock in the open market during the years ended September 30, 2008 and 2007, respectively. We received approximately $6.5 million and $12.2 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan for the years ended September 30, 2008 and 2007, respectively.

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

Commitments and Contractual Obligations

As of September 30, 2008, our principal commitments consisted of approximately $4.2 million in real property and automobile operating leases and capital and equipment operating leases, with various lease terms, the longest of which expires in September 2017. Additionally, we had contingent commitments ranging in length from one to thirty-one months to 85 bandwidth and co-location providers amounting to approximately $1.4 million in the aggregate for 76 locations, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2008 (in thousands):

	Payment Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations: Capital Leases	$32	$17	$15	$—	$—
Contractual Obligations: Operating Leases	4,219	939	1,532	936	812
Contingent Commitments: Bandwidth and Co-location	1,364	861	503	—	—

Total	$5,615	$1,817	$2,050	$936	$812

The above amounts exclude liabilities under FIN 48, as we are unable to reasonably estimate the ultimate amount or timing of settlement.

As of September 30, 2008, we have outstanding guarantees totaling $174,000 in one of our foreign subsidiaries, to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and us. The guarantees are secured by a unsecured line of credit of $703,000 as of September 30, 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by us beginning October 1, 2009. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, to clarify the application of SFAS No. 157 in inactive markets for financial assets. FSP No. 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by us beginning October 1, 2008. Although we will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 may have on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB released FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP No. 142-3 on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective beginning July 1, 2009. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” We are currently evaluating the effect that the adoption will have on our consolidated financial statements.

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

Interest Rate Sensitivity.  Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at September 30, 2008, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $303,000 on an annualized basis.

Foreign Currency Fluctuations.  A substantial majority of our revenue and expenses are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Revenues derived from customers outside of the United States, which are billed from our headquarters, in San Mateo, CA, and have the U.S. dollar as the functional currency are collected in foreign currencies. Revenues derived from customers outside of the United States, which are billed from our Nuremberg office are typically billed in Euros. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Interest and Other Expenses” in the accompanying consolidated statements of operations, primarily due to a decrease in the Euro, totaled $(946,000), $3,000, and ($76,000) for the years ended September 30, 2008, 2007, 2006, respectively.

Item 8.	Financial Statements and Supplementary Data.

Keynote Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, CA

We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(Q) to the consolidated financial statements, effective October 1, 2006, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

As discussed in Note 2(M) to the consolidated financial statements, effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
December 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Keynote Systems, Inc.:

We have audited the consolidated statement of operations, stockholder’s equity and comprehensive loss, and cash flows for the year ended September 30, 2006 of Keynote Systems, Inc. and subsidiaries. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated statement of operations, stockholders’ equity and comprehensive loss, and cash flows of Keynote Systems, Inc. and subsidiaries for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2(L) to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/  KPMG LLP

Mountain View, California
December 13, 2006

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$46,769	$42,875
Short-term investments	2,562	65,060

Total cash, cash equivalents and short-term investments	49,331	107,935
Accounts receivable, less allowance for doubtful accounts of $118 and $119, at September 30, 2008 and 2007, respectively, and less billing adjustment of $150 and $165, at September 30, 2008 and 2007, respectively	7,316	5,988
Prepaids, deferred costs and other current assets	2,909	2,703
Inventories	1,081	1,059
Deferred tax assets	1,042	3,922

Total current assets	61,679	121,607
Deferred costs and other long term assets	2,788	1,301
Property, equipment and software, net	36,405	35,480
Goodwill	64,396	63,129
Identifiable intangible assets, net	8,430	7,963
Deferred tax assets	2,146	—

Total assets	$175,844	$229,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,505	$2,285
Accrued expenses	12,767	11,656
Current portion of capital lease obligation	14	24
Notes payable	256	—
Deferred revenue	19,029	19,824

Total current liabilities	34,571	33,789
Long-term portion of capital lease obligation	17	31
Deferred rent and other long-term liabilities	2,605	292
Long-term deferred revenue	904	2,136
Long-term deferred tax liability	236	2,347

Total liabilities	38,333	38,595

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,095,181 and 18,436,648 shares issued and outstanding as of September 30, 2008 and 2007, respectively	14	18
Treasury stock, zero and 92,000 shares as of September 30, 2008 and 2007, respectively	—	(1,151)
Additional paid-in capital	275,316	325,525
Accumulated deficit	(143,207)	(140,188)
Accumulated other comprehensive income	5,388	6,681

Total stockholders’ equity	137,511	190,885

Total liabilities and stockholders’ equity	$175,844	$229,480

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended September 30,
	2008	2007	2006
	(In thousands, except per
	share amounts)

Net revenue:
Subscription services	$45,314	$42,662	$40,826
Ratable licenses	21,820	13,220	2,541
Professional services	9,774	11,872	12,141

Total revenue, net	76,908	67,754	55,508

Costs and expenses
Costs of revenue
Direct costs of subscription services	8,324	8,389	6,953
Direct costs of ratable licenses	6,558	4,598	1,233
Direct costs of professional services	7,113	8,164	8,975
Development	12,608	11,559	9,452
Operations	8,576	7,673	7,203
Amortization of intangible assets — software	1,000	754	360

Total costs of revenue	44,179	41,137	34,176
Sales and marketing	25,705	20,127	16,856
General and administrative	10,142	9,856	9,840
Excess occupancy income	(1,210)	(265)	(13)
Amortization of intangible assets — other	2,148	2,195	2,024
In-process research and development	—	—	840

Total costs and expenses*	80,964	73,050	63,723

Loss from operations	(4,056)	(5,296)	(8,215)
Interest income	3,025	4,759	4,634
Interest and other expenses	(1,035)	(9)	(76)

Net loss before provision for income taxes	(2,066)	(546)	(3,657)
Provision for income taxes	(1,034)	(4,145)	(3,877)

Net loss	$(3,100)	$(4,691)	$(7,534)

Net loss per share:
Basic	$(0.20)	$(0.27)	$(0.41)
Diluted	$(0.20)	$(0.27)	$(0.41)
Shares used in computing basic and diluted net loss per share:
Basic	15,522	17,533	18,278
Diluted	15,522	17,533	18,278

*	Stock-based compensation by category:

Direct cost of ratable licenses	$246	$190	$94
Direct cost of professional services	462	470	518
Development	993	921	887
Operations	644	584	662
Sales and marketing	1,532	1,280	1,100
General and administrative	680	633	458

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Income (Loss)
	(In thousand, except share amounts)

Balance as of September 30, 2005	19,606,698	$20	(852,200)	$(11,037)	$335,350	$(130,044)	$(371)	$193,918	$7,315
Repurchase of common stock	—	—	(2,121,716)	(22,732)	(64)	—	—	(22,796)
Issuance of common stock	439,567	—	—	—	3,685	—	—	3,685
Tax benefit related to stock options	—	—	—	—	326	—	—	326
Retirement of treasury stock	(973,916)	(1)	973,916	12,619	(12,618)	—	—	—
Stock-based compensation	—	—	—	—	3,719	—	—	3,719
Net loss	—	—	—	—	—	(7,534)	—	(7,534)	(7,534)
Foreign currency translation	—	—	—	—	—	—	1,763	1,763	1,763
Unrealized gain on available-for sale investments	—	—	—	—	—	—	308	308	308

Balance as of September 30, 2006	19,072,349	19	(2,000,000)	(21,150)	330,398	(137,578)	1,700	173,389	(5,463)
Cumulative effect of the adoption of SAB No. 108 (See Note 2(Q))	—	—	—	—	—	2,081	—	2,081	—

Adjusted balances, October 1, 2006	19,072,349	19	(2,000,000)	(21,150)	330,398	(135,497)	1,700	175,470	(5,463)
Repurchase of common stock	—	—	(92,000)	(1,151)	(3)	—	—	(1,154)
Issuance of common stock	1,364,299	1	—	—	12,192	—	—	12,193
Retirement of treasury stock	(2,000,000)	(2)	2,000,000	21,150	(21,148)	—	—	—
Stock-based compensation	—	—	—	—	4,086	—	—	4,086
Net loss	—	—	—	—	—	(4,691)	—	(4,691)	(4,691)
Foreign currency translation	—	—	—	—	—	—	4,828	4,828	4,828
Unrealized gain on available-for sale investments	—	—	—	—	—	—	153	153	153

Balance as of September 30, 2007	18,436,648	18	(92,000)	(1,151)	325,525	(140,188)	6,681	190,885	290
Cumulative effect of the adoption of FIN 48 (See Note 2(M))	—	—	—	—	—	81	—	81	—

Adjusted balances, October 1, 2007	18,436,648	18	(92,000)	(1,151)	325,525	(140,107)	6,681	190,966	290
Repurchase of common stock	—	—	(5,000,000)	(59,919)	(151)	—	—	(60,070)	—
Issuance of common stock	750,533	1	—	—	6,450	—	—	6,451	—
Retirement of treasury stock	(5,092,000)	(5)	5,092,000	61,070	(61,065)	—	—	—	—
Stock-based compensation	—	—	—	—	4,557	—	—	4,557	—
Net loss	—	—	—	—	—	(3,100)	—	(3,100)	(3,100)
Foreign currency translation	—	—	—	—	—	—	(1,306)	(1,306)	(1,306)
Unrealized gain on available-for sale investments	—	—	—	—	—	—	13	13	13

Balance as of September 30, 2008	14,095,181	$14	—	$—	$275,316	$(143,207)	$5,388	$137,511	$(4,393)

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(3,100)	$(4,691)	$(7,534)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,139	4,581	3,997
Stock-based compensation	4,557	4,078	3,719
Charges to bad debt and billing adjustment reserves	240	355	272
Impairment of short-term investment	98	42	—
(Accretion)/amortization of debt investment (discount)/ premium	(464)	(1,327)	460
Amortization of identifiable intangible assets	3,148	2,949	2,384
Amortization of prepaid tax asset	418	—	—
In-process research and development	—	—	840
Tax benefit from stock options	—	—	326
Excess income tax benefit from stock options	—	—	(61)
Deferred tax assets and liabilities, net	(26)	12	2,200
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(1,622)	1,138	314
Inventories	(23)	(69)	34
Prepaids, deferred costs and other current assets	294	(846)	176
Accounts payable and accrued expenses	96	4,103	694
Deferred revenue	(2,067)	10,055	2,794
Prepaid tax asset	(1,744)	—	—

Net cash provided by operating activities	4,944	20,380	10,615

Cash flows from investing activities:
Purchases of property, equipment, and software	(5,865)	(5,540)	(3,058)
Acquired technology	(2,557)	—	—
Purchases of businesses and assets, net	(1,697)	(393)	(32,042)
Earnout payment for acquisition of business	—	(10,587)	—
Purchases of short-term investments	(23,098)	(93,765)	(60,883)
Maturities and sales of short-term investments	85,960	75,077	103,121

Net cash provided by (used in) investing activities	52,743	(35,208)	7,138

Cash flows from financing activities:
Repayment of credit facilities	(26)	(32)	(46)
Excess income tax benefit from stock options	—	—	61
Proceeds from issuance of common stock and exercise of stock options	6,450	12,193	3,685
Repurchase of outstanding common stock	(60,070)	(1,154)	(22,796)

Net cash provided by (used in) financing activities	(53,646)	11,007	(19,096)

Effect of exchange rate changes on cash and cash equivalents	(147)	1,034	71
Net (decrease) increase in cash and cash equivalents	3,894	(2,787)	(1,272)
Cash and cash equivalents at beginning of the year	42,875	45,662	46,934

Cash and cash equivalents at end of the year	$46,769	$42,875	$45,662

Supplemental cash flow disclosure:
Income taxes paid (net of refunds) during the year	$1,670	$911	$839
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$113	$110	$—
Retirement of treasury stock	$61,070	$21,150	$12,619

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	The Company

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The Company’s WebEffective service can be sold on a subscription basis or as part of a professional services engagement. The Company recognizes revenue from the use of its WebEffective service that is sold on a subscription basis ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue. The Company recognizes revenue from the use of its WebEffective service as part of a professional services engagement and revenue is recorded as professional services revenue.

Ratable Licenses Revenue:  Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”) as a result of the Company’s acquisition of SIGOS Systemintegration GmbH (“Keynote SIGOS”) in the third quarter of fiscal 2006. The Company frequently enters into multiple element arrangements with mobile customers, for the sale of its automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), and the EITF Issue 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”. This determination is based on the hardware component of the Company’s multiple element arrangements being deemed to be a software related element. In addition, customers only purchase the software and hardware as a package, with payments due upon delivery of this hardware and software package.

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

The Company cannot allocate the arrangement consideration to the multiple elements based on the vendor specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, the Company recognizes the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance provisions exist, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

Professional Services Revenue:  Professional services revenue consists of fees generated from LoadPro, Customer Experience Management and professional consulting services that are purchased as part of a professional service project. Revenue from these services is recognized as the services are performed, typically over a period of one to three months. For professional service projects that contain milestones, the Company recognizes revenue once the services or milestones have been delivered, based on input measures. Payment occurs either up-front or over time.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used in accounting for, among other things, allowance for doubtful accounts and billing allowance, valuation allowances for deferred tax assets, liabilities established under FIN 48, useful lives of property, equipment and intangible assets, asset impairments and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

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

The Company classifies all of its short-term investments as available-for-sale. These investments mature or reset in one year or less as of the balance sheet dates, and consist of investment-grade corporate securities with Moody’s ratings of A2 or better. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. In

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may occasionally sell these securities prior to their stated maturities. As these debt securities are viewed by management as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital-Current Assets and Liabilities”, debt securities with maturities beyond twelve months are classified as current assets under the caption “Short-term Investments” in the accompanying Consolidated Balance Sheets. These securities are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest and other expenses in the Consolidated Statement of Operations. Any realized gains and losses are recorded based on the specific identification method. The Company realized $4,000 in gains for the year ended September 30, 2008. The Company did not have any realized gains or losses for the years ended September 30, 2007 and 2006. In addition, the Company recorded an impairment charge of $98,000 and $42,000 related to one of its investments held by its subsidiary for the years ended September 30, 2008 and 2007, respectively. There was no impairment charge for the year ended September 30, 2006.

(F)	Inventories

Inventories related to SIGOS SITE systems were approximately $1.1 million as of September 30, 2008 and 2007. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of its product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.

(G)	Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the equipment or the lease term. Leasehold and building improvements are amortized over the shorter of the estimated useful lives of the assets which ranges from five to 30 years, or the lease term. The cost of the Company’s headquarters building is being depreciated over a thirty-year life.

(H)	Accumulated Other Comprehensive Income and Foreign Currency Translation

The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in interest and other expenses in the consolidated

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

statements of operations as incurred and were approximately $(946,000), $3,000 and $(76,000) for the years ended September 30, 2008, 2007 and 2006, respectively.

At September 30, the components of accumulated other comprehensive income reflected in the Consolidated Statements of Stockholders’ Equity consisted of the following (in thousands):

	2008	2007

Unrealized gain (loss) on investments	$10	$(3)
Cumulative translation adjustments	5,378	6,684

	$5,388	$6,681

The Company did not record deferred taxes on unrealized gains on its investments, as the Company intends to hold these investments to maturity. The Company did not provide a tax benefit relating to the unrealized loss on its available for sale investments as the tax benefit related to this loss when sold would be fully reserved as the Company feels that it is not more likely than not that such benefit would be realized. In addition, there is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.

(I)	Financial Instruments and Concentration of Credit Risk

The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

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

Activity in the allowance for doubtful accounts and billing adjustment is as follows (in thousands):

			Write-Offs/
	Balance at	Charged to	Credit		Balance at
	Beginning	Operations/	Memos		End of
Period	of Period	Revenue	Issued	Adjustments(1)	Period(2)

For the year ended:
September 30, 2008	$284	$240	$(256)	$—	$268
September 30, 2007	$473	$355	$(304)	$(240)	$284
September 30, 2006	$534	$272	$(333)	$—	$473

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	SAB 108 adjustment for $240,000 to fiscal 2007 beginning balance, charged to retained earnings. (See note 2(Q))

(2)	Included in the balance at the end of the period is an amount of $150,000, $165,000, and $418,000 in billing adjustments as of September 30, 2008, 2007 and 2006, respectively.

At September 30, 2008 and 2007 one customer accounted for 11% of the Company’s total accounts receivable. For the years ended September 30, 2008 and 2007, no single customer accounted for more than 10% of total net revenue. For the year ended September 30, 2006, one customer accounted for 12% of net revenue.

(J)	Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based upon actual square footage available to lease to third parties which was approximately 75% for the year ended September 30, 2008, and 60% for each of the years ended September 30, 2007 and 2006. Rental income was approximately $2.6 million, $1.4 million, and $1.0 million for the years ended September 30, 2008, 2007 and 2006, respectively. As of September 30, 2008, the Company had leased space to 14 tenants of which 13 had noncancellable operating leases, which expire on various dates through 2014. At September 30, 2008, future minimum rents receivable under the leases, are as follows (in thousands):

Year ending September 30:
2009	$2,449
2010	1,977
2011	1,866
2012	1,470
2013	217
Thereafter	89

Total future minimum rents receivable	$8,068

(K)	Goodwill and Identifiable Intangible Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and other identifiable intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are generally amortized on a straight-line basis over a three to six and one half-year period. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of goodwill or other intangible assets may not be recoverable at least annually at September 30 of each year. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company has determined that it has only one reporting unit. The first step determines the fair value of the reporting unit using the market capitalization value and compares it to the reporting unit’s carrying value. The Company determined its

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

market capitalization value based on the number of shares outstanding and the stock price as of September 30, 2008. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.

The Company did not recognize any goodwill or intangible asset impairment charges for the years ended September 30, 2008, 2007, and 2006.

(L)  Stock-Based Compensation

The Company applies SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”), for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Further information regarding stock-based compensation is more fully described in Note 7. The fair value of the stock options is estimated on the date of grant using the Black-Scholes option pricing model. SFAS No. 123R prohibits recognition of an excess tax benefit related to stock options until that benefit has been realized through a reduction of the taxes payable.

Determining Fair Value under SFAS No. 123R:  The Company estimates the fair value of each option award granted using the Black-Scholes option pricing model. Stock options vest on a graded schedule, however the Company determines the fair value of each award as a single award and recognizes the expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The exercise price of the options granted is equal to the fair market value of the Company’s common stock on the date of grant. Stock options generally expire ten years from the date of grant.

Expected Volatility:  The Company’s expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. The Company bases its expected volatility on a calculation of historical volatility.

Risk-free Interest Rate:  The risk-free rate for the expected term of the option is based on the average yield to maturity of treasury bills and bonds as reported by the Federal Reserve Bank of St. Louis in effect at the time of the option grant.

Expected Term:  The Company’s expected term of options granted is derived from a risk-adjusted single-exercise factor lattice model.

Estimated Forfeitures:  SFAS No. 123R requires that the stock option expense recognized be based on awards that are ultimately expected to vest, and therefore a forfeiture rate should be applied at the time of grant and revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates.

The Company elected to adopt the alternative transition method provided in the FASB Staff Position 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The increase to the APIC pool is limited to the tax benefits related to an employee award that is fully vested and outstanding upon the adoption of SFAS No. 123R.

(M)  Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the provisions for income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that the Company expects to realize. These calculations are performed on a separate tax jurisdiction basis.

On October 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. FIN 48 also provides guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. See Note 8, “Income Taxes” for additional information, including the effects of adoption on the Company’s consolidated financial statements.

(N)	Development

Development costs are expensed as incurred until technological feasibility, defined as a working prototype, has been established, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” To date, the Company’s products and service offerings have been available for general release shortly before the establishment of technological feasibility and, accordingly, no development costs have been capitalized in fiscal years ended September 30, 2008, 2007 and 2006.

Development costs incurred to develop internal use software follows the guidance set forth in Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life to costs of revenue. We completed the purchase of intangible assets from FonJax on August 28, 2008. The purchased intangible assets consist of intellectual property that will be used to develop our Mobile Interactive Testing Environment (“MITE”) technology. The purchase of intangible assets, recorded as identifiable intangible assets, net on the consolidated balance sheets, totaled approximately $2.6 million for the year ended September 30, 2008. We expect to amortize the intellectual property, which is being incorporated in our internal use software, on a straight-line basis over its expected useful life of 3 years, commencing upon the completion of the application development stage, which management anticipates will be completed in the third quarter of fiscal 2009. There were no capitalized development costs for the years ended September 30, 2007 and 2006.

(O)	Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options to purchase common stock using the treasury stock method.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	September 30,
	2008	2007	2006

Numerator:
Net loss	$(3,100)	$(4,691)	$(7,534)
Denominator:
Denominator for basic net loss per share — weighted average shares	15,522	17,533	18,278
Incremental common shares attributable to shares issuable under employee stock option plans	—	—	—

Denominator for diluted net loss per share — weighted average shares	15,522	17,533	18,278

Basic net loss per share	$(0.20)	$(0.27)	$(0.41)
Diluted net loss per share	$(0.20)	$(0.27)	$(0.41)

The following potential shares of common stock have been excluded from the computation of diluted net loss per share because the effect would have been antidilutive (in thousands):

	September 30,
	2008	2007	2006

Shares outstanding under stock options	5,611	5,739	6,754

The weighted-average exercise price of excluded outstanding stock options was $14.79, $14.09, and $13.24, for the years ended September 30, 2008, 2007, and 2006, respectively.

(P)	Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses included in sales and marketing in the consolidated statements of operations were approximately $1,129,000, $817,000, and $337,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

SAB 108 requires companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment recorded to the opening balance of accumulated deficit. The Company adopted SAB 108 in the fourth quarter of fiscal 2007. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method and, as such, recorded a $2.1 million reduction in accumulated deficit as of October 1, 2006 of which a $26,000 increase to accumulated deficit originated in fiscal 2006 and the remainder prior to September 30, 2005.

(R)  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. 157-2, “Effective Date of FASB Statement No. 157”. FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning October 1, 2009. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, to clarify the application of SFAS No. 157 in inactive markets for financial assets. FSP No. 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning October 1, 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS No. 161 may have on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB released FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective beginning July 1, 2009. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Company is currently evaluating the effect that the adoption will have on its consolidated financial statements.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(3)  Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and cash equivalents (in thousands):

		Gross	Estimated
	Amortized	Unrealized	Market
	Cost	Gains	Value

As of September 30, 2008:
Cash	$33,519	$—	$33,519
Money market funds	13,250	—	13,250

Total	$46,769	$—	$46,769

As of September 30, 2007:
Cash	$21,677	$—	$21,677
Commercial paper	10,720	1	10,721
Money market funds	10,477	—	10,477

Total	$42,874	$1	$42,875

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of September 30, 2008 and 2007 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of September 30, 2008:
Corporate bonds	$2,552	$10	$—	$2,562

Total	$2,552	$10	$—	$2,562

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of September 30, 2007:
State government agency securities	$7,600	$—	$—	$7,600
FNMA and FHLB securities	8,961	5	—	8,966
Corporate bonds and commercial paper	48,504	11	(21)	48,494

Total	$65,065	$16	$(21)	$65,060

The following table summarizes the maturities of short-term investments available for sale at September 30, 2008 (in thousands). Expected maturities of the debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Market
	Cost	Value

Year ending September 30, 2009	$2,552	$2,562

Total	$2,552	$2,562

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2008 and 2007 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Security Description	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

As of September 30, 2008:
Corporate bonds	$2,562	$—	$—	$—	$2,562	$—

Total	$2,562	$—	$—	$—	$2,562	$—

As of September 30, 2007:
U.S. federal and state government agencies	$1,000	$—	$—	$—	$1,000	$—
Corporate bonds	22,071	(21)	—	—	22,071	(21)

Total	$23,071	$(21)	$—	$—	$23,071	$(21)

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the consolidated statement of operations. The Company reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company recorded an impairment charge of $98,000 and $42,000 related to one of its investments held by Keynote SIGOS for the years ended September 30, 2008 and 2007, respectively. The investment related to the impairment change was sold during the year ended September 30, 2008. There was no impairment charge for the year ended September 30, 2006.

(4)	Consolidated Financial Statement Details

The following tables show the Company’s Consolidated Financial Statement details as of September 30, 2008 and September 30, 2007 (in thousands):

Property, equipment, and software:

	Useful
	Lives	September 30,
	(Years)	2008	2007

Computer equipment and software	3-5	$27,094	$25,319
Furniture and fixtures	5	1,839	1,712
Land	—	14,150	14,150
Building	30	21,639	10,750
Leasehold and building improvements	5-30	1,170	9,380
Construction in progress		288	—

		66,180	61,311
Less accumulated depreciation and amortization		(29,775)	(25,831)

Total		$36,405	$35,480

Depreciation and amortization expense on property, equipment, and software was $5.1 million, $4.6 million and $4.0 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Prepaids, Deferred Costs and Other Current Assets:

	September 30,
	2008	2007

Prepaid expenses	$1,332	$1,516
Deferred costs of revenue	749	677
Security deposits, advances, and interest receivable	252	428
Other current assets	576	82

Total	$2,909	$2,703

Deferred Costs and Other Long-Term Assets:

	September 30,
	2008	2007

Prepaid tax asset	$1,429	$—
Deferred costs of revenue	563	609
Tenant rent receivable	312	195
Deposits	162	145
Prepaid expenses	322	352

Total	$2,788	$1,301

Accrued Expenses:

	September 30,
	2008	2007

Accrued employee compensation	$3,476	$2,904
Accrued audit and professional fees	641	770
Income and other taxes	3,635	4,227
Other accrued expenses	5,015	3,755

	$12,767	$11,656

Notes Payable:

	September 30,
	2008	2007

Notes payable	$256	$—

As a result of acquiring all outstanding shares of Zandan, the Company assumed a loan agreement that Zandan entered into in 2007, with Oseo BDPME, a French State Bank of Innovation, to borrow approximately €182,000 or $256,000 to meet general working capital requirements. Amounts borrowed under this agreement are secured by Zandan’s 2005 research tax credit receivable in the amount of approximately €288,000 or $405,000. Amounts borrowed bear a variable interest based upon the Euro Overnight Interest Average rate of the month plus 3.8%. Interest and principal are due when the research tax credit receivable is collected from the French Tax Authorities, which is expected to be in the second quarter of fiscal year 2009.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(5)	Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill for the two years ended September 30, 2008 (in thousands):

Balance at September 30, 2006	$48,676
Additional goodwill for Vividence	26
Additional goodwill for the acquisition of Keynote SIGOS Systemintegration GmbH (Note 7)	10,561
Adjustments to goodwill for Keynote SIGOS Systemintegration GmbH (Note 7)	(42)
Translation adjustments and other	3,908

Balance at September 30, 2007	63,129
Additional goodwill for the acquisition of Zandan S.A. (Note 7)	2,102
Translation adjustments and other	(835)

Balance at September 30, 2008	$64,396

Identifiable intangible assets amounted to approximately $8.4 million (net of accumulated amortization of approximately $21.1 million) and approximately $8.0 million (net of accumulated amortization of approximately $19.7 million) at September 30, 2008 and 2007, respectively. The components of identifiable intangible assets excluding goodwill are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total

As of September 30, 2008:
Gross carrying value	$8,039	$11,845	$8,104	$1,392	$39	$117	$29,536
Accumulated amortization	(1,790)	(11,767)	(6,952)	(532)	(16)	(49)	(21,106)

Net carrying value at September 30, 2008	$6,249	$78	$1,152	$860	$23	$68	$8,430

As of September 30, 2007:
Gross carrying value	$4,449	$11,845	$9,845	$1,178	$93	$278	$27,688
Accumulated amortization	(1,238)	(11,072)	(6,803)	(509)	(26)	(77)	(19,725)

Net carrying value at September 30, 2007	$3,211	$773	$3,042	$669	$67	$201	$7,963

Amortization expense for identifiable intangible assets for the years ended September 30, 2008, 2007 and 2006 was approximately $3.1 million, $2.9 million and $2.4 million, respectively. Amortization of developed technology related to software was approximately $1.0 million and $754,000, and $360,000 for the years ended September 30, 2008, 2007, and 2006, respectively. These amounts were recorded to costs of revenue. Amortization of identifiable intangible assets — other was $2.1 million, $2.2 million and $2.0 million for the years ended September 30, 2008, 2007 and 2006, respectively. There were no in-process research and development expenses for the years ended September 20, 2008 and 2007. In-process research and development expenses for the year ended September 30, 2006 was approximately $840,000.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The estimated future amortization expense for existing identifiable intangible assets as of September 30, 2008 is as follows (in thousands):

Fiscal Years:	Total

2009	$2,689
2010	2,500
2011	2,264
2012	977

Total	$8,430

Weighted-average remaining useful life as of September 30, 2008 (years)	3.4

(6)	Stockholders’ Equity

(A)	1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company’s right of repurchase that lapses as the shares vest. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of September 30, 2008, the Company was authorized to issue up to approximately 8.3 million shares of common stock under the Incentive Plan, which includes options reserved for issuance under the Company’s 1999 Stock Option Plan which plan terminated upon the completion of the Company’s initial public offering, to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. As of September 30, 2008, options to purchase approximately 5.9 million shares were outstanding under the Incentive Plan, and approximately 500,000 shares were available for future issuance under the Incentive Plan.

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

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of September 30, 2008, approximately 972,000 shares had been issued under the Purchase Plan, and approximately 451,000 shares had been reserved for future issuance.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(C)	Stock-Based Compensation

A Summary of activity under the Company’s option plan is as follows (in thousands expect per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at September 30, 2005	6,236	$13.42	7.5
Granted	2,247	11.25
Exercised	(359)	8.09
Forfeited, canceled or expired	(1,370)	12.16

Outstanding at September 30, 2006	6,754	$13.24	7.1
Granted	761	12.63
Exercised	(1,259)	9.00
Forfeited or cancelled	(444)	12.06
Expired	(89)	12.62

Outstanding at September 30, 2007	5,723	$14.21	6.8
Granted	957	13.39
Exercised	(598)	8.66
Forfeited or canceled	(108)	12.42
Expired	(26)	12.76

Outstanding at September 30, 2008	5,948	$14.67	6.5	$10,820
Vested and expected to vest	5,546	$14.84	6.3	$10,300
Exercisable at September 30, 2008	3,941	$15.89	5.5	$8,220

The aggregate intrinsic values in the table above are based on the difference between the Company’s closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of “in the money” options outstanding, vested and expected to vest and exercisable, respectively.

The following table presents the composition of options outstanding and exercisable as of September 30, 2008:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$ 1.60-$ 4.42	22,500	0.51	$2.85	22,500	$2.85
$ 7.27-$10.91	1,629,423	4.19	9.20	1,221,789	8.80
$10.92-$16.90	3,944,812	6.84	12.50	2,346,772	12.33
$22.31-$33.75	12,375	2.00	24.66	12,375	24.66
$35.88-$54.75	34,000	1.84	38.10	34,000	38.10
$58.88-$81.13	304,500	1.30	69.99	304,000	69.99

	5,947,610	5.50	$14.67	3,941,436	$15.89

During the years ended September 30, 2008, 2007 and 2006, the Company recorded non-cash stock-based compensation expense of $4.6 million, $4.1 million and $3.7 million, respectively under SFAS No. 123R. There was

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

no income tax benefit associated with the stock-based compensation expense because the deferred tax asset resulting from stock-based compensation was offset by an additional valuation allowance for deferred tax assets.

The weighted average grant-date fair value of options granted during the years ended September 30, 2008, 2007 and 2006 was $4.31, $3.78, and $3.41 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2008, 2007 and 2006 was approximately $2.5 million, $6.2 million, and $1.5 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted under the Incentive Plan for the years ended September 30, 2008, 2007, and 2006, respectively, are as follows:

	2008	2007	2006

Volatility	33.4%	29.4%	30.2%
Risk-free interest rates	3.29%	4.61%	4.93%
Expected life (in years)	4.4	3.8	3.7
Dividend yield	—	—	—

Weighted-average assumptions for options related to the employee stock purchase plan for the years ended September 30, 2008, 2007, and 2006, respectively, were as follows:

	2008	2007	2006

Volatility	37.8%	25.0%	29.0%
Risk-free interest rates	2.81%	4.91%	4.84%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—

The total fair value of options vested during the years ended September 30, 2008, 2007 and 2006 was $3.6 million, $3.2 million and $3.4 million, respectively.

As of September 30, 2008, there was $5.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.1 years).

(D)	Stock Repurchase Plan

During fiscal 2008, as part of its overall stock repurchase program, the Company entered into several agreements with two brokers to establish Trading Plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). Each Trading Plan instructed the broker to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, for a cumulative total of 5,000,000 shares of the Company’s common stock. In accordance with the repurchase program and Trading Plans, the Company repurchased 5,000,000 shares for approximately $60.1 million, and retired approximately 5.1 million shares of treasury stock during fiscal 2008.

As of September 30, 2008, approximately 19.4 million shares of common stock had been repurchased for an aggregate price of approximately $196.5 million since the Board approved the first repurchase program in fiscal 2001. The Company has purchased the maximum allowable number of shares under the Trading Plans.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

(7)	Acquisitions

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

In December 2006, pursuant to an escrow agreement, the Company paid approximately $250,000 of the purchase price, which had been held back in connection with its acquisition of the GomezPro business of Watchfire Corporation that occurred in November 2005.

In March 2007, the Company and the shareholders’ representative of Vividence Corporation (“Vividence”) agreed upon the final escrow settlement amount to be received from the former shareholders of Vividence. The Company received the final settlement amount of $210,000 in May 2007 which was recorded as a reduction to “other assets” offsetting the associated receivable from Vividence.

On April 16, 2008, the Company acquired all outstanding shares of Zandan S.A. (“Zandan”), a mobile data network testing and monitoring solutions provider located in France, for approximately €1.3 million or $2.0 million which consists of the following (in thousands):

Cash consideration	$1,455
Direct transaction costs	533

Total purchase price	$1,988

As of September 30, 2008 the Company paid approximately $1.7 million of the total purchase price, which included approximately $883,000 withheld in escrow accounts for specified indemnity obligations, and approximately $242,000 of direct transaction costs.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Zandan is a private French-based software company. The Company supplies active end-to-end customer simulation solutions used across the mobile service life cycle from interactive testing, service and handset acceptance to live monitoring, alerting, troubleshooting and service level agreement management. Subscription services revenue consists of fees from the sales of subscriptions of Test Builder and Test Runner services. The Company believes the acquisition will enhance and broaden its mobile testing and monitoring solutions.

The purchase price for the acquisition of Zandan has been preliminarily allocated to assets and liabilities acquired based upon management’s estimate of their fair values. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. The Company is in the progress of completing its fair value analysis for certain working capital items, intangible assets and deferred revenue. Any changes to those fair value estimates will be reflected in goodwill. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition of April 16, 2008 (in thousands):

Cash and cash equivalents	$19
Accounts receivable	146
Deferred tax assets	601
Other assets	718
Property, plant, equipment and software	18
Identifiable intangible assets	1,096
Goodwill	2,102

Total assets acquired	4,700
Accounts payable and accrued liabilities	(1,668)
Other liabilities	(591)
Deferred revenue	(164)
Notes payable	(289)

Total purchase price, including direct acquisition costs	$1,988

As a result of acquiring all outstanding shares of Zandan, the Company assumed a legal settlement against Zandan involving a dispute alleging that Zandan had not complied with its Systems Support Agreement. The matter was taken to court where the Swiss federal court ruled that Zandan pay $381,000, plus interest. Zandan was not successful on appeal, and as such, an accrual of $417,000, was recorded in accrued expenses. As of September 30, 2008, this settlement still remains unpaid. However, as part of the purchase agreement, this liability is the responsibility of Zandan’s former shareholders, and as such, the amount has been set aside in escrow.

(8)	Income Taxes

Loss before income taxes is attributed to the following geographic locations for the years ended September 30, 2008, 2007, and 2006 (in thousands):

	Year Ended September 30,
	2008	2007	2006

United States	$(2,656)	$(1,484)	$(252)
Foreign	590	938	(3,405)

Loss before income taxes	$(2,066)	$(546)	$(3,657)

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Provision for income taxes for the years ended September 30, 2008, 2007, 2006 consisted of the following (in thousands):

	Year Ended September 30,
	2008	2007	2006

Current:
Federal	$—	$—	$(125)
Foreign	(947)	(4,007)	(1,306)
State	7	(120)	(345)

Total current tax expense	$(940)	$(4,127)	$(1,776)

Deferred:
Federal	$(67)	$(2,955)	$(3,407)
Foreign	(18)	3,362	1,963
State	(9)	(425)	(657)

Total deferred tax expense	$(94)	$(18)	$(2,101)

Total provision for income taxes	$(1,034)	$(4,145)	$(3,877)

Provision for income taxes for the years ended September 30, 2008, 2007, and 2006 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax loss as a result of the following (in thousands):

	Year Ended September 30,
	2008	2007	2006

Federal tax benefit at statutory rate	$723	$191	$1,280
State tax expense net of federal tax effect	(1,590)	(564)	(154)
Write off of IPR&D	—	—	(334)
Non-deductible expenses and other	(1,058)	(1,198)	(830)
Change in valuation allowance for federal and state deferred tax assets	1,650	(3,039)	(3,936)
Reduction of foreign deferred tax assets related to change in foreign statutory rate	—	(490)	—
Foreign tax differential	(759)	955	97

Total expense	$(1,034)	$(4,145)	$(3,877)

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred taxes are presented below (in thousands):

	As of September 30,
	2008	2007

Deferred tax assets:
Accruals, reserves and other	$5,633	$6,114
Capitalized research and development	1,957	2,343
Intangibles related to acquisition	4,403	4,251
Property and equipment	23,562	23,947
Net operating loss carryforwards	27,442	20,687
Tax credit carryforwards	1,907	4,510

Gross deferred tax assets	64,904	61,852
Valuation allowance	(61,008)	(57,930)

Total deferred tax assets	$3,896	$3,922

Deferred tax liabilities:
Intangible assets	(944)	(2,347)

Total net deferred tax asset	$2,952	$1,575

Reported as:
Current deferred tax assets	$1,042	$3,922
Non-current deferred tax assets	2,146	—
Non-current deferred tax liabilities	(236)	(2,347)

Net deferred tax asset	$2,952	$1,575

Management has established a valuation allowance for the portion of deferred tax assets for which it is not more-likely-than-not to be realized. The net change in the total valuation allowance for the years ended September 30, 2008 and 2007 was an increase of approximately $3.1 million and $5.5 million, respectively.

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

At present, the Company’s management believes that it is more likely than not that approximately $3.0 million of net deferred tax assets, primarily related to foreign locations, will be realized in the foreseeable future; accordingly, a deferred tax asset is shown in the accompanying consolidated balance sheets and a valuation allowance has been established against the remaining deferred tax assets.

The tax rate differed from the statutory rate primarily due to nondeductible stock option compensation charges related to incentive stock options, an effective foreign tax rate that is less than the U.S. statutory rate and the change in the Company’s valuation allowance.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded as a reduction in goodwill, credits to paid in capital, or income tax benefit, depending on the associated deferred tax assets.

As of September 30, 2008, approximately $3.6 million of deferred tax assets, which is not included in the above table, was attributable to certain employee stock option deductions. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

Deferred tax assets of approximately $17.7 million as of September 30, 2008 pertain to certain deductible temporary differences and net operating loss carryforwards acquired in purchase business combinations. When recognized, the reversal of the related valuation allowance will be accounted for as a credit to existing goodwill or other long-term intangibles of the acquired entity rather than as a reduction of the period’s income tax provision until the adoption of SFAS No. 141R. If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the current period.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is managements’ intention to indefinitely reinvest such undistributed earnings indefinitely in those foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2.9 million at September 30, 2008. If the Company distributes those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdictions.

The Company has net operating loss carryforwards for federal income tax purposes of approximately $62.2 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the years 2017 through 2027. In addition, the Company had approximately $28.2 million of net operating loss carryforwards available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the years 2009 through 2017.

As of September 30, 2008, the Company had research credit carryforwards of approximately $2.4 million for federal and $2.2 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the year 2010. The California research credit may be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has determined that the net operating losses and research and development credits acquired through the acquisition of its two subsidiaries are subject to section 382 limitations, and the effects of the limitations have been included in the loss and credit carryforwards. If an ownership change occurs, in addition to the dates identified, the utilization of net operating loss and credit carryforwards could be significantly reduced. If the Company were to make additional repurchases of shares of its common stock, it could face additional limits on its use of net operating losses.

During the three months ended December 31, 2007, the Company entered into an agreement whereby it purchased certain intangible assets from its German subsidiary. This transaction was treated as an inter-company sale and, as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Therefore, the Company recorded a long-term prepaid tax asset of approximately $1.8 million which represents the tax that the German subsidiary will pay of approximately $3.0 million, offset by the elimination of the remaining carrying amount of the deferred tax liability that was established on the transferred assets at the time of the acquisition of the German subsidiary related to the sale of these intangible assets. The deferred tax liability had a carrying amount of approximately $1.2 million at the time of the transfer. The Company is amortizing the net prepaid tax asset of approximately $1.8 million through tax expense over the life of the underlying asset which has

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

been estimated to be 48 months. As of September 30, 2008, the prepaid tax asset was approximately $1.4 million, net of amortization of $418,000. The prepaid tax asset is recorded as deferred costs and other long term assets on the consolidated balance sheet.

The Company adopted the provisions of FIN 48 on October 1, 2007. Upon adoption of FIN 48 on October 1, 2007, the Company recognized a cumulative effect adjustment of $81,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the September 30, 2007 accumulated deficit balance.

The aggregate changes in the balance of gross unrecognized tax benefits during the year were as follows (in thousands):

Beginning balance as of October 1, 2007 (upon adoption)	$5,049
Increases related to prior year tax positions	76
Increases related to current year tax positions	1,287
Decreases related to lapse of statute of limitations	(6)

Ending balance at September 30, 2008	$6,406

If the ending balance of $6,406,000 of unrecognized tax benefits at September 30, 2008 were recognized, approximately $2,235,000 would affect the effective income tax rate. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest and penalties of $24,000 at September 30, 2008, and $17,000 as of the date of adoption of FIN 48.

It is possible that the amount of liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Canada, France, Germany, Netherlands, and the United Kingdom. Tax years 1997 through 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(9)	Commitments and Contingencies

(A)	Leases

The Company leases certain of its facilities, automobiles and equipment under noncancellable capital and operating leases, which expire on various dates through September 2017. At September 30, 2008, future minimum payments under the leases, are as follows (in thousands):

	Operating	Capital

Year ending September 30:
2009	$939	$17
2010	859	15
2011	673	—
2012	509	—
2013	427	—
Thereafter	812	—

Total minimum lease payments	$4,219	32

Less amounts representing interest		(1)

Present value of minimum lease payments		31
Less current portion of obligation under capital lease		(14)

Obligations under capital leases, less current portion		$17

Rent expense was $1,121,000, $966,000, and $820,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

The Company had contingent commitments, which range in length from one to thirty-one months, to bandwidth and co-location providers amounting to approximately $1.4 million, which commitments become due if the Company terminates any of these agreements prior to their expiration.

(B)	Legal Proceedings

In August 2001, the Company and certain of its current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company’s initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against the Company, certain of its officers, and underwriters of the Company’s September 24, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The lawsuit alleged that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court.

The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied on March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court. The Company believes that it has meritorious defenses to these claims. If the tentative settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. The court has yet to rule on either motion to dismiss. No amount has been accrued as of September 30, 2008 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.

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

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of September 30, 2008 or 2007, as costs to replace or correct product are generally reimbursable under the manufacturer’s warranty.

(D)	Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of September 30, 2008 and 2007 in the consolidated balance sheets.

(E)	Other

As of September 30, 2008, the Company has outstanding guarantees totaling $174,000 in one of its foreign subsidiaries, to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by a unsecured line of credit of $703,000 as of September 30, 2008.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(10)	Geographic and Segment Information

The Company operates in a single industry segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications. While the Company operates under one operating segment, management reviews revenue under two categories — Internet (ITM) services and Mobile (MTM). services.

The following table identifies which services are categorized as ITM and MTM services and where they are recorded in the Company’s consolidated statements of operations (listed in alphabetical order).

	Subscription	Ratable	Professional
	Services	Licenses	Services

Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro			X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
Web Site Perspective	X
Voice Perspective	X		X
Performance Scoreboard	X
WebEffective	X		X
Financial Industry Scorecards	X		X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X

The following table summarizes ITM and MTM services revenue (in thousands):

	2008	2007	2006

For the year ended September 30:
Internet Subscriptions	$38,432	$38,313	$37,982
Internet Engagements	9,774	11,873	12,141

Total Internet net revenue	48,206	50,186	50,123

Mobile Subscription	6,882	4,348	2,844
Mobile Ratable Licenses	21,820	13,220	2,541

Total Mobile Subscriptions net revenue	28,702	17,568	5,385

Total net revenue	$76,908	$67,754	$55,508

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Information regarding geographic areas is as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006

Revenues:
United States	$43,896	$46,897	$47,985
Europe*	28,774	16,291	6,238
Other*	4,238	4,566	1,285

	$76,908	$67,754	$55,508

*	No individual country represents more than 10% of revenue.

	September 30,
	2008	2007

Long Lived Assets:
United States	$35,317	$34,543
Germany	1,062	905
Other	26	32

	$36,405	$35,480

Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets in Germany include tangible assets related to the acquisition of SIGOS.

(11)	Supplementary Data (Unaudited)

The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2008.

	2008
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2007	2008	2008	2008	2008
	(In thousands, except per share data)

Net revenue	$17,720	$17,634	$20,498	$21,056	$76,908
Gross profit	6,860	7,109	9,192	9,568	32,729
Net loss	(744)	(1,318)	(407)	(631)	(3,100)
Basic net loss per share	$(0.04)	$(0.08)	$(0.03)	$(0.05)	$(0.20)
Diluted net loss per share	$(0.04)	$(0.08)	$(0.03)	$(0.05)	$(0.20)

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2007
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2006	2007	2007	2007	2007
	(In thousands, except per share data)

Revenue	$15,815	$16,714	$17,387	$17,838	$67,754
Gross profit	5,654	6,655	6,815	7,493	26,617
Net (loss) income	264	30	(1,533)	(3,452)	(4,691)
Basic net (loss) income per share	$0.02	$—	$(0.09)	$(0.19)	$(0.27)
Diluted net (loss) income per share	$0.01	$—	$(0.09)	$(0.19)	$(0.27)

Basic and diluted net (loss) income per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net (loss) income per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, CA

We have audited Keynote Systems, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008, of the Company and our report dated December 13, 2008 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and the adoption of Statement of Financial Accounting Standards No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

/s/  DELOITTE & TOUCHE LLP

San Jose, California
December 13, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2008. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have previously reported on-going remediation efforts relating to the material weakness in internal control over financial reporting that existed as of September 30, 2007 relating to our not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and training in the application of U.S. generally accepted accounting principles and SEC reporting matters to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements. During fiscal year 2008, we designed and placed in operation new controls to remediate the material weakness. Specifically, we have hired a Director of Revenue and Director of Finance with technical accounting and financial reporting experience. In addition, during the fourth quarter of fiscal 2008 we implemented cross-functional training for our personnel in the finance department.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the fourth quarter of fiscal 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of September 30, 2008, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appeared above.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors will be presented in our definitive proxy statement (“definitive proxy statement”) in connection with our 2009 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference. We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal accounting officer. This code of ethics is posted on our website. The internet address for our website is www.keynote.com and the code of ethics may be found on the page entitled “Corporate Governance”.

Item 11.	Executive Compensation.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-With

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04
3.02		Bylaws, as amended.	8-K	000-27241		3.01
3.03		Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02
4.01		Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01
10.01		Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A
10.03		1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03
10.04		1999 Equity Incentive Plan and related forms of stock option agreement and stock option exercise agreement.	S-1	333-82781	08-23-99	10.04
10.05		1999 Employee Stock Purchase Plan and related forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension.	S-1	333-82781	08-23-99	10.05
10.06		401(k) Plan.	S-1	333-82781	07-13-99	10.06
10	.07*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08
10	.08*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01
10	.09*	Promotion Agreement dated December 21, 2005 between Keynote Systems, Inc. and Andrew Hamer.	10-Q	000-27241	02-09-06	10.1
10	.10*	Addendum to Stock Option Agreement dated January 1, 2006 between Keynote Systems, Inc. and Andrew Hamer.	10-Q	000-27241	02-09-06	10.2
10	.11*	1999 Equity Incentive Plan, as amended, dated March 23, 2006	10-Q	000-27241	05-10-06	10.3
10.12		Agreement with UBS Securities LLC dated February 3, 2006	10-Q	000-27241	05-10-06	10.4
10	.13*	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*	10-Q	000-27241	08-09-06	10.5
10	.14*	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz*	10-Q	000-27241	08-09-06	10.6
10	.15*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Eric Stokesberry	10-Q	000-27241	08-09-06	10.7

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-With

10	.16*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Eric Stokesberry*	10-Q	000-27241	08-09-06	10.8
10	.17*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Krishna Khadloya*	10-Q	000-27241	08-09-06	10.9
10	.18*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Krishna Khadloya*	10-Q	000-27241	08-09-06	10.10
10.20		Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH (“SIGOS”) and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems+	10-Q	000-27241	08-09-06	10.12
10.21		Agreement with UBS Securities LLC dated June 8, 2006	10-Q	000-27241	08-09-06	10.13
10.22		Agreement with B. Riley & Co., Inc. dated December 1, 2006	10-Q	000-27241	02-09-07	10.22
10.23		Agreement with Craig-Hallum Capital Group LLC dated February 1, 2007	10-Q	000-27241	02-09-07	10.23
10	.24*	Separation Agreement and Business Advisor Agreement between Keynote Systems, Inc. and Johannes Reis					X
21.01		Subsidiaries of Keynote Systems, Inc.					X
23.01		Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm					X
23.02		Consent of KPMG LLP Independent Registered Public Accounting Firm					X
31.1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Confidential treatment has been requested with regards to certain portions of this document. Such portions were filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 12th day of December 2008.

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

Name	Title	Date

Principal Executive Officer:

/s/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 12, 2008

Principal Financial and Accounting Officer:

/s/ ANDREW HAMER Andrew Hamer	Vice President and Chief Financial Officer	December 12, 2008

Additional Directors:

/s/ JENNIFER BOLT Jennifer Bolt	Director	December 12, 2008

/s/ CHARLES BOESENBERG Charles Boesenberg	Director	December 12, 2008

Name	Title	Date

/s/ DAVID COWAN David Cowan	Director	December 12, 2008

/s/ MOHAN GYANI Mohan Gyani	Director	December 12, 2008

/s/ RAYMOND L OCAMPO JR Raymond L Ocampo Jr	Director	December 12, 2008

/s/ DR. DEBORAH RIEMAN Dr. Deborah Rieman	Director	December 12, 2008