Form 10-Q
period 2008-12-31
KEYNOTE SYSTEMS INC
filed 2009-02-06
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of February 3, 2009
Common Stock, $.001 par value	14,284,038 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	September 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$50,759	$46,769
Short-term investments	178	2,562

Total cash, cash equivalents, and short-term investments	50,937	49,331
Accounts receivable, less allowance for doubtful accounts of $188 and $118, at December 31, 2008 and September 30, 2008, respectively, and less billing adjustment of $199 and $150 at December 31, 2008 and September 30, 2008, respectively	8,528	7,316
Prepaids, deferred costs and other current assets	2,880	2,909
Inventories	1,230	1,081
Deferred tax assets	1,029	1,042

Total current assets	64,604	61,679
Deferred costs and other long term assets	2,748	2,788
Property, equipment, and software, net	35,634	36,405
Goodwill	64,195	64,396
Identifiable intangible assets, net	7,834	8,430
Deferred tax assets	1,936	2,146

Total assets	$176,951	$175,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,976	$2,505
Accrued expenses	12,800	12,767
Current portion of capital lease obligation	14	14
Notes payable	255	256
Deferred revenue	18,234	19,029

Total current liabilities	33,279	34,571
Long-term portion of capital lease obligation	13	17
Deferred rent and other long-term liabilities	2,578	2,605
Long-term deferred revenue	1,592	904
Long-term deferred tax liability	256	236

Total liabilities	37,718	38,333

Commitments and contingencies (see Note 13)
Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	277,115	275,316
Accumulated deficit	(142,321)	(143,207)
Accumulated other comprehensive income	4,425	5,388

Total stockholders’ equity	139,233	137,511

Total liabilities and stockholders’ equity	$176,951	$175,844

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	December 31,
	2008	2007
Net revenue:
Subscription services	$11,473	$10,872
Ratable licenses	6,043	4,002
Professional services	3,121	2,846

Total revenue, net	20,637	17,720

Costs and expenses
Costs of revenue
Direct costs of subscription services	2,256	2,111
Direct costs of ratable licenses	1,488	1,603
Direct costs of professional services	1,678	1,805
Development	3,083	3,133
Operations	2,162	2,003
Amortization of intangible assets — software	288	205

Total costs of revenue	10,955	10,860
Sales and marketing	6,180	5,767
General and administrative	2,820	2,487
Excess occupancy income	(220)	(281)
Amortization of intangible assets — other	269	537

Total costs and expenses	20,004	19,370

Income (loss) from operations	633	(1,650)
Interest income	334	1,285
Other income (expenses)	339	(135)

Income (loss) before provision for income taxes	1,306	(500)
Provision for income taxes	(420)	(244)

Net income (loss)	$886	$(744)

Net income (loss) per share:
Basic	$0.06	$(0.04)

Diluted	$0.06	$(0.04)

Shares used in computing basic and diluted net income (loss) per share:
Basic	14,186	18,237
Diluted	14,302	18,237
See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$886	$(744)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,328	1,287
Stock-based compensation	1,041	1,100
Charges to bad debt and billing adjustment reserves	137	51
Amortization (accretion) of debt investment premium (discount)	3	(551)
Amortization of identifiable intangible assets	557	742
Amortization of prepaid tax asset	106	—
Collection of tax credit receivable within deferred tax assets	181	—
Deferred tax provision	20	—
Changes in operating assets and liabilities:
Accounts receivable	(1,393)	(1,768)
Inventories	(148)	(87)
Prepaids, deferred costs and other assets	69	(1,159)
Accounts payable and accrued expenses	(785)	1,501
Deferred revenue	18	(42)

Net cash provided by operating activities	2,020	330

Cash flows from investing activities:
Purchases of property and equipment	(661)	(1,351)
Payment of acquisition costs for Zandan S.A.	(170)	—
Maturities and sales of short-term investments	2,380	30,699
Purchases of short-term investments	—	(23,171)

Net cash provided by investing activities	1,549	6,177

Cash flows from financing activities:
Repayment of credit facilities	(4)	(7)
Proceeds from issuance of common stock and exercise of stock options	752	1,595
Repurchase of outstanding common stock	—	(9,815)

Net cash provided by (used in) financing activities	748	(8,227)

Effect of exchange rate changes on cash and cash equivalents	(327)	408

Net change in cash and cash equivalents	3,990	(1,312)
Cash and cash equivalents at beginning of the period	46,769	42,875

Cash and cash equivalents at end of the period	$50,759	$41,563

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$150	$198

Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$167	$206

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the results of operations and cash flows for the interim periods ended December 31, 2008 and 2007.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2008 included in the Company’s Report on Form 10-K as filed with the SEC. The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation. The results of operations and cash flows for any interim period are not necessarily indicative of the Company’s results of operations and cash flows for any other future interim period or for a full fiscal year.
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
Fair Value Measurements
Effective October 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results.
SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, during the first quarter of fiscal 2009. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS No. 159 but has not elected the fair value option for any eligible financial instruments as of December 31, 2008.
Refer to Note 5, “Fair Value Measurements” of this Form 10-Q for additional information on the adoption of SFAS Nos. 157 and 159.

Recent Pronouncements
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective beginning November 15, 2008. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The adoption of SFAS No. 162 had no effect on the Company’s condensed consolidated financial statements.
Stock Based Compensation
(a) Summary of Plans
As of December 31, 2008, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of December 31, 2008, options to purchase approximately 5.8 million shares were outstanding under the Incentive Plan, and approximately 561,000 shares were available for future issuance under the Incentive Plan.
The Incentive Plan will remain in effect until it expires on June 28, 2009. The Company is seeking stockholder approval to extend the term of the Incentive Plan until December 31, 2011.

As of December 31, 2008, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2008, approximately 972,000 shares had been issued under the Purchase Plan, and approximately 451,000 shares remain for future issuance.
The Purchase Plan will remain in effect until it expires on June 28, 2009. The Company is seeking stockholder approval to extend the term of the Purchase Plan for an additional ten years.
(b) Summary of Assumptions and Activity
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchase rights under the equity incentive plans are as follows:

	Three Months Ended
	December 31,
	2008	2007
Stock Options Under Equity Incentive Plan:
Volatility	37.9%	30.9%
Risk free interest rate	2.6%	3.9%
Expected life (in years)	4.50	4.50
Dividend yield	—	—
Employee Stock Purchase Plan:
Volatility	43.4%	24.4%
Risk free interest rate	2.3%	4.8%
Expected life (in years)	1.25	1.25
Dividend yield	—	—
A summary of option activity through December 31, 2008, and changes during the quarter then ended, is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at September 30, 2008	5,948	$14.67	6.5	$10,820
Granted	61	10.36
Exercised	(100)	7.52
Forfeited or canceled	(54)	13.62
Expired	(32)	13.10

Outstanding at December 31, 2008	5,823	$14.77	6.3	$223

Vested and expected to vest at December 31, 2008	5,479	$14.93	6.2	$222

Exercisable at December 31, 2008	4,112	$15.84	5.5	$220

The weighted average grant-date fair value of options granted during the quarter ended December 31, 2008 was $3.65 per share. The aggregate intrinsic value of options exercised during the quarter ended December 31, 2008 was approximately $241,000.
As of December 31, 2008, there was approximately $4.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option pricing model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.0 years).

Excess Occupancy Income
Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based upon actual square footage available to lease to third parties, which was approximately 75% for the three months ended December 31, 2008, and 60% for the three months ended December 31, 2007. Rental income was approximately $627,000 and $607,000 for the three months ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had leased space to 14 tenants of which 13 had noncancellable operating leases, which expire on various dates through 2014. At September 30, 2008, future minimum rents receivable under the leases, are as follows (in thousands):

Fiscal years:
2009 (remaining nine months)	$1,796
2010	1,977
2011	1,866
2012	1,563
2013	218
Thereafter	89

Total future minimum rents receivable	$7,509

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
The Company cannot allocate the arrangement consideration to the multiple elements based on the vendor specific objective evidence (“VSOE”) of fair value because sufficient evidence of VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, the Company recognizes the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance provisions exist, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
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

     Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent deferred costs in the condensed consolidated balance sheets. Contract lives generally range from one to three years. These deferred costs are amortized to cost of ratable licenses over the life of the customer contract. Amortization of these deferred costs commences when revenue recognition commences which is typically when evidence of delivery or acceptance occurs.
(3) Other Comprehensive Income (Loss) and Foreign Currency Translation
The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expenses) in the condensed consolidated statements of operations as incurred and were approximately $310,000 and ($134,000) for the three months ended December 31, 2008 and 2007, respectively.
The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Net income (loss)	$886	$(744)
Net unrealized gain on available-for-sale investments	—	10
Foreign currency translation gain (loss)	(963)	1,227

Other comprehensive income (loss)	$(77)	$493

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
(5) Fair Value Measurements
Effective October 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”, except as it applies to those nonfinancial assets and nonfinancial liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Valuation techniques used to measure fair value under SFAS No.157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value. The Company’s adoption of SFAS No.157 did not materially affect its financial position and results of operations, but SFAS No.157 does require new disclosures about how management values certain assets and liabilities. Much of the required disclosure relates to the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The financial instruments are valued using quoted prices in active markets or based upon other observable inputs.
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	December 31, 2008
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:

Cash and cash equivalents:

Money market funds	$19,290	$—	$—	$19,290

Short term investments:

Real estate funds	178	—	—	178

Total assets measured at fair value	$19,468	$—	$—	$19,468

Liabilities:

Notes payable	$—	$255	$—	$255

Total liabilities measured at fair value	$—	$255	$—	$255

The Company’s investments in money market funds are measured at fair value on a recurring basis. Its money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments are classified as Level 1.

(6) Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less to be cash equivalents in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.
The Company classifies all of its short-term investments as available-for-sale. These investments mature or reset in one year or less as of the balance sheet dates, and consist of investment-grade corporate securities. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification.
The following table summarizes the Company’s cash and cash equivalents as of December 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$31,469	$—	$—	$31,469
Money market mutual funds	19,290	—	—	19,290

Total	$50,759	$—	$—	$50,759

The following table summarizes the Company’s short-term investments as of December 31, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Real estate mutual funds	$168	$10	$—	$178

There was no impairment charge for the three months ended December 31, 2008. The Company recorded an impairment charge of $46,000 for the three months ended December 31, 2007.
(7) Consolidated Financial Statement Details
The following tables show the Company’s Consolidated Financial Statement details as of December 31, 2008 and September 30, 2008 (in thousands):
Prepaids, Deferred Costs and Other Current Assets:

	December 31, 2008	September 30, 2008
Prepaid expenses	$1,588	$1,332
Deferred costs of revenue	800	749
Other assets	278	576
Security deposits, advances, and interest receivable	214	252

Total	$2,880	$2,909

Property, equipment, and software:

	December 31, 2008	September 30, 2008
Computer equipment and software	$27,435	$27,094
Furniture and fixtures	1,835	1,839
Land	14,150	14,150
Building	21,639	21,639
Leasehold and building improvements	1,160	1,170
Construction in progress	124	288

Total	66,343	66,180
Less accumulated depreciation and amortization	(30,709)	(29,775)

Total	$35,634	$36,405

Deferred Costs and Other Long-Term Assets:

	December 31, 2008	September 30, 2008
Prepaid tax asset	$1,282	$1,429
Deferred costs of revenue	694	563
Tenant rent receivable	294	312
Deposits	166	162
Prepaid expenses	312	322

Total	$2,748	$2,788

Accrued Expenses:

	December 31, 2008	September 30, 2008
Accrued employee compensation	$3,280	$3,476
Accrued audit and professional fees	167	641
Income and other taxes	3,860	3,635
Other accrued expenses	5,493	5,015

Total	$12,800	$12,767

Notes Payable:

	December 31, 2008	September 30, 2008
Notes payable	$255	$256
As a result of acquiring all outstanding shares of Zandan (see Note 11), the Company assumed a loan agreement that Zandan entered into in 2007, with Oseo BDPME, a French State Bank of Innovation, to borrow approximately €182,000 or $255,000 to meet general working capital requirements. Amounts borrowed under this agreement are secured by Zandan’s 2005 research tax credit receivable in the amount of approximately €288,000 or $405,000. Amounts borrowed bear a variable interest based upon the Euro Overnight Interest Average rate of the month plus 3.8%. Interest and principal are due when the research tax credit receivable is collected from the French Tax Authorities, which is expected to be in the second quarter of fiscal year 2009.
(8) Inventories
Inventories related to SIGOS SITE systems were approximately $1.2 million and $1.1 million as of December 31, 2008 and September 30, 2008, respectively. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of its product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.

(9) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the three months ended December 31, 2008 (in thousands):

Balance at September 30, 2008	$64,396
Additional goodwill for the acquisition of Zandan S.A. (Note 11)	158
Translation adjustments	(359)

Balance at December 31, 2008	$64,195

The Company tests goodwill for impairment annually as of September 30 and concluded that no impairment existed as of September 30, 2008. The Company also evaluates goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. Reporting units represent components of the Company for which discrete financial information is available that is regularly reviewed by management. Management has determined that the Company currently has one reporting unit. If the recorded value of the assets, including goodwill, and liabilities (“net book value”) of the reporting unit exceeds its fair value, an impairment loss may be required.
Although there was a decline in the market capitalization of the Company, as well as comparable companies, during the quarter ended December 31, 2008, the Company concluded that there were no triggering events as of December 31, 2008 which would require a formal impairment analysis of the carrying value of goodwill. Management believes that the recent decline in the Company’s market capitalization is not due to any fundamental change or adverse events in the Company’s operations. Accordingly, the Company has not recognized any impairment of its goodwill in the accompanying condensed consolidated financial statements. The Company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test on September 30, 2009, management will perform an impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets,” and could record an impairment charge to write down goodwill to its fair value. If the results of that impairment testing confirm that a write down of goodwill is necessary, then the Company will record an associated charge. Any such charge could be significant and accordingly, would have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.
Identifiable intangible assets amounted to approximately $7.8 million (net of accumulated amortization of approximately $21.7 million) and approximately $8.4 million (net of accumulated amortization of approximately $21.1 million) at December 31, 2008 and September 30, 2008, respectively. The components of identifiable intangible assets are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of December 31, 2008:
Gross carrying value	$8,008	$11,848	$8,097	$1,389	$39	$116	$29,497
Accumulated amortization	(2,179)	(11,786)	(7,047)	(580)	(18)	(53)	(21,663)

Net carrying value at December 31, 2008	$5,829	$62	$1,050	$809	$21	$63	$7,834

As of September 30, 2008:
Gross carrying value	$8,039	$11,845	$8,104	$1,392	$39	$117	$29,536
Accumulated amortization	(1,790)	(11,767)	(6,952)	(532)	(16)	(49)	(21,106)

Net carrying value at September 30, 2008	$6,249	$78	$1,152	$860	$23	$68	$8,430

Amortization expense for identifiable intangible assets for the three months ended December 31, 2008 and 2007 was approximately $557,000 and $742,000, respectively. Amortization of developed technology related to software was approximately $288,000 and $205,000 for the three months ended December 31, 2008 and 2007, respectively. These amounts were recorded to costs of revenue.

The estimated future amortization expense for existing identifiable intangible assets as of December 31, 2008 is as follows (in thousands):

Total
Fiscal years:
2009 (remaining nine months)	$2,105
2010	2,494
2011	2,258
2012	977

Total	$7,834

Weighted-average remaining useful life as of December 31, 2008 (years)	3.2
(10) Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock, summarized below. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and employee stock purchases to purchase common stock using the treasury stock method.
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2008	2007
Numerator:
Net income (loss)	$886	$(744)

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	14,186	18,237
Effect of dilutive stock options	116	—

Denominator for diluted net income (loss) per share—weighted average shares	14,302	18,237

Basic net income (loss) per share	$0.06	$(0.04)
Diluted net income (loss) per share	$0.06	$(0.04)
For the three months ended December 31, 2008, 5.6 million options outstanding were excluded from the computation of diluted net income per share since their effect would have been antidilutive. For the three months ended December 31, 2007, 5.4 million options outstanding were excluded from the computation of diluted net loss per share since their effect would have been antidilutive. The weighted-average exercise price of excluded outstanding stock options was $14.88 and $14.42 for the three months ended December 31, 2008 and 2007, respectively.
(11) Acquisitions
As a result of acquiring all outstanding shares of Zandan S.A. (“Zandan”) on April 16, 2008, the Company assumed a liability for a legal settlement against Zandan involving a dispute alleging that Zandan had not complied with its systems support agreement. The matter was taken to court where the Swiss federal court ruled that Zandan pay €242,000 or $381,000, plus interest. Zandan was not successful on appeal, and as such, accrued expenses assumed on purchase of Zandan included an accrual of €265,000 or $417,000. However, as part of the purchase agreement, this liability is the responsibility of Zandan’s former shareholders, and as such, the amount has been set aside in escrow.
During the three months ended December 31, 2008, the former shareholders successfully reduced this legal settlement to €229,000 or $320,000. The amount was disbursed from the escrow account since this legal settlement was the responsibility of Zandan’s former shareholders. Accordingly, the liability was reduced from €265,000 to €229,000 or approximately $320,000 as of December 31, 2008. In January 2009, the Company remitted the funds to the plaintiff.
During the three months ended December 31, 2008, the Company received a tax bill of €113,000 or $158,000 from URSAFF (French social contribution authority) related to Zandan’s social tax declarations between late calendar year 2006 and early calendar year 2007. Since this amount related to pre-acquisition liability, the Company recorded the liability of $158,000 with an offsetting increase to goodwill.
(12) Income Taxes
The Company’s effective tax rate for the three months ended December 31, 2008 and 2007 was 32% and (49%), respectively. The rate for the three months ended December 31, 2008 is less than the 35 percent U.S. federal statutory rate primarily due to the relative mix of foreign and domestic earnings and the fact that a portion of the earnings are being taxed in the U.S. where the Company has a low effective tax rate due to utilization of valuation allowance against current year projected income. The rate for the three months ended December 31, 2007 was higher than the 35 percent U.S. federal statutory rate primarily due to the fact that the Company did not benefit from losses incurred in the United States.
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
At September 30, 2007, the Company determined that the projected sources of future taxable income in the United States were not sufficient to support any of the deferred tax assets located in the United States. Therefore, the Company established a valuation allowance against all of the deferred tax assets related to the United States. The net deferred tax assets recorded on the Company’s condensed consolidated balance sheets as of December 31, 2008 and September 30, 2008 are primarily related to foreign jurisdictions. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be reduced. If a valuation allowance is decreased, deferred tax expense may be reduced, goodwill may be reduced, or paid in capital may be increased, depending on the nature and source of the deferred tax assets. This analysis is applied on a jurisdiction by jurisdiction basis. In the event that management determines that the valuation allowance should be reduced, the tax effect would be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately. SFAS No. 123R has the effect of increasing the effective tax rate due to compensation expense from incentive stock options and employee stock purchase plan shares, which have no associated tax benefit to the Company. In a future period, it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result.
The Company adopted the provisions of FIN 48 on October 1, 2007. Upon adoption of FIN 48 on October 1, 2007, the Company recognized a cumulative effect adjustment of $81,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the September 30, 2007 accumulated deficit balance. As of December 31, 2008, the total amount of gross unrecognized benefits was $6,406,000. Included in this balance was approximately $2,235,000 of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There have been no significant changes in these amounts during the quarter ended December 31, 2008
It is possible that the amount of liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were insignificant for the three months ended December 31, 2008.
Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, Canada, United Kingdom, Netherlands and Germany. Tax years 1994 — 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.
(13) Commitments and Contingencies
(A) Leases

The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through October 2017. As of December 31, 2008, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Fiscal year:
2009 (remaining nine months)	$752	$14
2010	903	14
2011	710	—
2012	520	—
2013	421	—
Thereafter	791	—

Total minimum lease payments	$4,097	28

Less amounts representing interest		(1)

Present value of minimum lease payments		27
Less current portion of capital lease obligation		(14)

Long-term portion of capital lease obligation		$13

Rent expense for the three months ended December 31, 2008 and 2007 was approximately $343,000 and $241,000, respectively.
(B) Commitments
The Company has contingent commitments, which range in length from one to twenty-eight months, to bandwidth and co-location providers amounting to $1.7 million, which commitments become due if the Company terminates any of these agreements prior to their expiration.
As of December 31, 2008, the Company has outstanding guarantees totaling $173,000 in one of its foreign subsidiaries, to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit of $1.4 million as of December 31, 2008.
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

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. There was a hearing on the motions to dismiss on January 16, 2009, but the court has yet to rule on either motions. No amount has been accrued as of December 31, 2008 and September 30, 2008 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.
The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
(D) Warranties
The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of December 31, 2008 or September 30, 2008, as costs to replace or correct product are generally reimbursable under the manufacturer’s warranty.
(E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2008 and September 30, 2008 in the condensed consolidated balance sheets.
(14) Geographic and Segment Information
The Company operates in a single reportable segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of the Internet and of mobile communications. While the Company operates under one operating segment, management reviews revenue under two categories — Internet and Mobile services.
The following table identifies which services are categorized as Internet and Mobile services and where they are recorded in the Company’s condensed consolidated statements of operations.

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro			X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
Web Site Perspective	X
Voice Perspective	X		X

	Subscription	Ratable	Professional
	Services	Licenses	Services
Performance Scoreboard	X
WebEffective	X		X
Financial Industry Scorecards	X		X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
The following table summarizes Internet and Mobile services net revenue (in thousands):

	Three Months Ended December 31,
	2008	2007
Internet Subscriptions	$9,664	$9,532
Internet Engagements	3,121	2,846

Total Internet net revenue	12,785	12,378

Mobile Subscription	1,809	1,340
Mobile Ratable Licenses	6,043	4,002

Total Mobile Subscriptions net revenue	7,852	5,342

Total net revenue	$20,637	$17,720

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Revenues:
United States	$12,048	$11,253
Europe*	6,525	5,222
Other*	2,064	1,245

Total net revenue	$20,637	$17,720

*	No individual country represents more than 10% of total revenue.

	December 31,	September 30,
	2008	2008

Long Lived Assets:
United States	$34,616	$35,317
Germany	1,012	1,062
Other	6	26

	$35,634	$36,405

Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets in Germany include tangible assets related to the acquisition of SIGOS.
For the three months ended December 31, 2008, no single customer accounted for 10% or more of total net revenue. For the three months ended December 31, 2007, one customer accounted for approximately 11% of total net revenue. As of December 31, 2008, one customer accounted for 10% of total accounts receivable. As of September 30, 2008, no single customer accounted for 10% or more of total accounts receivable.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Keynote Systems, Inc. (referred to herein as “we,” “us,” “Keynote” or “the Company”) should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in this report as well as in our Annual Report on Form 10-K for the year ended September 30, 2008, and subsequent filings with the Securities and Exchange Commission.
Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors” in Item 1A of Part II of this report, and in our annual report on Form 10-K for the fiscal year ended September 30, 2008 and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
Overview
We develop and sell technology solutions to measure, test, assure and improve the quality of service of the Internet and of mobile communications. We offer Internet test and measurement (“Internet”) software-as-a-service solutions, and mobile test and measurement (“Mobile”) software-as-a-service and licensed solutions. Our Internet category includes all of our geographically distributed “on demand” Web site and transaction/application monitoring and measurement services, voice-over-IP (VOIP) and streaming measurement services, load testing services, customer experience management services, competitive research and industry scorecard services, and custom professional services. The Mobile category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS System Integrated Test Environment (“SITE”) systems.
We offer our Internet services either on a subscription or on an engagement basis although, in some cases, we also offer Internet professional services on a per incident or per study basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and the type of testing to be conducted. Our Mobile solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period, usually annual, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, with no vendor specific objective evidence of fair value on the undelivered elements, the license fees are amortized over the length of the contract and are therefore included in the ratable licenses category. The SIGOS Global Roamer service is offered via a subscription fee model, typically on a three to twelve month basis and is included in the subscriptions category.
We sell our non-SIGOS services through our field sales and telesales organization. In addition, domestically, we distribute our services through Web-hosting and Internet service providers such as IBM Global Services and EDS, who manage e-business Web sites for other companies. We also sell to content distribution providers, such as Akamai, who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We also occasionally market our services through several other technology companies, such as Agilent, on a “lead referred” basis. Internationally, we use both direct and indirect sales approaches in the United Kingdom, Nordic Countries and Germany and sell indirectly through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia. Our SIGOS SITE and Global Roamer sales are made by accounting management teams working for our Keynote SIGOS subsidiary.
As of December 31, 2008, we measured approximately 15,000 Internet pages, as compared to 11,840 Internet pages in the same quarter a year ago.
For the three months ended December 31, 2008, our 10 largest customers accounted for approximately 39% of total net revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
We believe that the challenges for our business include 1) continuing to drive growth in our Internet and Mobile revenue, 2) growing multiple page/broadband related revenue such as Transaction Perspective and Application Perspective, 3) continuing to control our expenses in fiscal 2009 and 4) successfully navigating the global economic downturn.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•	Revenue recognition

•	Allowance for doubtful accounts and billing allowance

•	Inventories and inventory valuation

•	Allocation of purchase price for business combinations

•	Goodwill, identifiable intangible assets and long-lived assets — Impairment assessments

•	Stock-based compensation

•	Income taxes, deferred income taxes and deferred income tax liabilities
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
     Ratable Licenses Revenue: Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and minor consulting services associated with SITE systems. We frequently enter into multiple element arrangements with mobile customers for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of SOP 97-2, and EITF 03-5. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers only purchase the software and hardware as a package, with payments due upon delivery of this hardware and software package.
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
We cannot allocate the arrangement consideration to the multiple elements based on the vendor specific objective evidence (“VSOE”) of fair value since sufficient evidence of VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, we recognize the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance provisions exist in the arrangement, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
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
The table below represents the balances of gross deferred revenue (short-term and long-term aggregated) as of December 31, 2008 and September 30, 2008. Unpaid deferred revenue that has an associated accounts receivable balance as of the balance sheet dates is added back to net deferred revenue, resulting in gross deferred revenue. The amount of unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable.

	Domestic	International	Total
Net deferred revenue	$5,658	$14,168	$19,826
Addback: unpaid deferred revenue	2,693	5,033	7,726

Gross deferred revenue at December 31, 2008	$8,351	$19,201	$27,552

Net deferred revenue	$5,982	$13,951	$19,933
Addback: unpaid deferred revenue	2,425	2,331	4,756

Gross deferred revenue at September 30, 2008	$8,407	$16,282	$24,689

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
Inventories and Inventory Valuation
Inventories related to SIGOS SITE systems were approximately $1.2 million as of December 31, 2008, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to direct cost of ratable licenses at the point of market value decline.
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
Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence. Our products are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the three months ended December 31, 2008 and 2007, we did not experience any write-down of inventories.

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
Goodwill, Identifiable Intangible Assets and Long-Lived Assets — Impairment Assessments
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
We performed an annual goodwill and long lived assets impairment review during the fourth quarter in fiscal 2006, 2007, and 2008. We did not record an impairment charge based on our reviews. The goodwill recorded on the condensed consolidated balance sheet as of December 31, 2008 was approximately $64.2 million as compared to $64.4 million as of September 30, 2008.
Given the continuing deterioration of economic conditions, we evaluated if there were any trigger events that would indicate an interim impairment analysis of our goodwill balances during the three months ended December 31, 2008 is necessary. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. There was a decline in the market capitalization of our company, as well as comparable companies, during the quarter ended December 31, 2008. We concluded that there were no triggering events as of December 31, 2008 which would require a formal impairment analysis of the carrying value of goodwill. We believe that the recent decline in our market capitalization is not due to any fundamental change or adverse events in our company’s operations. Accordingly, we have not recognized any impairment of goodwill in the accompanying condensed consolidated financial statements. We will continue to monitor our economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on our market capitalization. To the extent we conclude that there are any indicators of impairment prior to the date of the next annual goodwill impairment test on September 30, 2009, we will perform an impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets,” and could record an impairment charge to write down goodwill to its fair value. If the results of that impairment testing confirm that a write down of goodwill is necessary, then we will record an associated charge. Any such charge could be significant and accordingly, would have a material impact on our financial position and results of operations, but would not be expected to have a material adverse effect on our cash flows from operations.
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

	Three months ended
	December 31,
	2008	2007
Net revenue:
Subscription services	55.6%	61.3%
Ratable licenses	29.3%	22.6%
Professional services	15.1%	16.1%

Total revenue, net	100.0%	100.0%

Costs and expenses:
Costs of revenue:
Direct costs of subscription services	10.9%	11.9%
Direct costs of ratable licenses	7.2%	9.0%
Direct costs of professional services	8.1%	10.2%
Operations	10.5%	11.3%
Development	14.9%	17.7%
Amortization of intangible assets — software	1.4%	1.2%
Sales and marketing	29.9%	32.6%
General and administrative	13.7%	14.0%
Excess occupancy income	(1.0%)	(1.6%)
Amortization of intangible assets — other	1.3%	3.0%

Total costs and expenses	96.9%	109.3%

Income (loss) from operations	3.1%	(9.3%)

Interest income and other, net	3.3%	6.5%

Income (loss) before provision for income taxes	6.3%	(2.8%)

Provision for income taxes	(2.0%)	(1.4%)

Net income (loss)	4.3%	(4.2%)

Comparison of the Quarters Ended December 31, 2008 and 2007
Our net income increased by approximately $1.6 million, from a net loss of $744,000 for the three months ended December 31, 2007 to net income of $886,000 for the three months ended December 31, 2008. The increase was mainly attributable to the increase of approximately $2.9 million, or 16%, in total net revenue with approximately $2.0 million attributable to increases in our ratable licenses revenue as a result of our SIGOS products and services. Other factors impacting net income include:
•	Increase of $634,000, or 3%, in total costs and expenses, from approximately $19.4 million for the three months ended December 31, 2007 to approximately $20.0 million for the three months ended December 31, 2008. Of the increase, $413,000 was attributable to increased investment in our sales force primarily related to additional personnel from 89 at the beginning of the first quarter of fiscal 2008 to 98 at the end of the first quarter of fiscal 2009. $153,000 was attributable to higher professional fees in general and administration expenses related to the fiscal year 2008 annual audit. The remaining increase in total costs and expenses was attributable to three additional headcount in general and administration.

•	Decrease in net interest income and other of $477,000 due to reduction in interest income attributable to lower cash balances during the three months ended December 31, 2008 as compared to December 31, 2007.
Net Revenue

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
Subscription services	$11,473	$10,872	6%
Ratable licenses	6,043	4,002	51%
Professional services	3,121	2,846	10%

Total revenue, net	$20,637	$17,720	16%

Subscription Services. Net revenue from subscription services increased by $601,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The increase in subscription services net revenue for the three months ended December 31, 2008 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $1.3 million and Global Roamer services of $427,000, offset by a decrease in our single-page device subscription services of approximately $1.1 million. We have reduced our single-page/single device subscriptions revenue to less than 5% of Internet subscription revenue.
Ratable Licenses. Net revenue from ratable licenses increased by approximately $2.0 million for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The increase in ratable licenses net revenue for the three months ended December 31, 2008 was mainly attributable to revenue growth from the sale of new SIGOS SITE systems. Net revenue from these sales is being recognized in revenue over the maintenance period for each contract which is typically twelve to thirty-six months. We expect revenue growth for ratable licenses will be much less than experienced in the past. This is primarily attributable to the amount of revenue being recognized from prior periods normalizing with new sales contracts that will be amortized over twelve to thirty-six months as well as the weakening of the dollar against the Euro in the future compared to prior quarters.
Professional Services. Net revenue from professional services increased by $275,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The increase in professional services net revenue for the three months ended December 31, 2008 was mainly attributable to increased contributions from our professional consulting engagements, namely load testing engagements, related to preparing websites for the holiday shopping season.
In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Internet Test and Measurement (“Internet”) and Mobile Test and Measurement (“Mobile”).
The following table identifies which services are categorized as Internet and Mobile services and where they are recorded in our condensed consolidated statements of operations.

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
LoadPro			X
NetMechanic	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
Web Site Perspective	X
Voice Perspective	X		X
Performance Scoreboard	X
WebEffective	X		X
Financial Industry Scorecards	X		X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X

The following table summarizes Internet and Mobile services net revenue (in thousands):

	2008	2007	% Change
	(In thousands)
For the Three Months Ended December 31,
Internet Subscriptions	$9,664	$9,532	1%
Internet Engagements	3,121	2,846	10%

Total Internet net revenue	12,785	12,372	3%

Mobile Subscription	1,809	1,340	35%
Mobile Ratable Licenses	6,043	4,002	51%

Total Mobile net revenue	7,852	5,342	47%

Total net revenue	$20,637	$17,720	16%

Internet net revenue increased by $413,000 for the three months ended December 31, 2008 compared to three months ended December 31, 2007. Internet net revenue represented 62% and 70% of total net revenue for the three months ended December 31, 2008 and 2007, respectively. The increase in Internet net revenue in absolute dollars for the three months ended December 31, 2008 was mainly attributable to an increased contribution of approximately $1.3 million from our multiple-page/broadband services and $396,000 from our professional consulting engagements which consist of our load testing, VoIP, enterprise solutions and customer experience engagements, primarily related to preparing websites for the holiday shopping season. The increase in total Internet net revenue was offset by the decline of approximately $1.1 million from our single-page/single device subscriptions.
Mobile net revenue increased by approximately $2.5 million for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. Mobile net revenue represented 38% and 30% of total net revenue for the three months ended December 31, 2008 and 2007, respectively. The increase for the three months ended December 31, 2008 was mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. In addition, to a lesser extent, the increase in mobile net revenue was attributable to $427,000 of increased contribution from our Global Roamer subscription services.
For the three months ended December 31, 2008, no single customer accounted for more than 10% of total net revenue. For the three months ended December 31, 2007, one customer accounted for approximately 11% of total net revenue. As of December 31, 2008, one customer accounted for 10% of total accounts receivable. As of September 30, 2008, no single customer accounted for 10% or more of total accounts receivable. International sales were approximately 42% and 36% of total net revenue for the three months ended December 31, 2008 and 2007, respectively.
Expenses:
Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
Direct costs of subscription services	$2,256	$2,111	7%
Direct costs of ratable licenses	$1,488	$1,603	(7)%
Direct costs of professional services	$1,678	$1,805	(7)%
Direct Costs of Subscription Services. Direct costs of subscription services consist of connection fees to major telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and Global Roamer services. Direct costs of subscription services increased by $145,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 and represented 20% and 19% of subscription services net revenue for the three months ended December 31, 2008 and 2007, respectively. The increase was mainly attributable to the increase in bandwidth and connection fees related to our multi-page measurements. We do not anticipate that direct costs of subscription services for the second quarter of fiscal 2009 will change significantly in absolute dollars compared to the first quarter of fiscal 2009.
Direct Costs of Ratable Licenses. Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses decreased by $115,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 and represented

25% and 40% of ratable licenses net revenue for the three months ended December 31, 2008 and 2007, respectively. The cost of the test equipment as part of each new customer contract is expensed ratably over the same initial twelve to thirty-six month period as the revenue to which it is associated. The decreases in direct costs of ratable licenses in absolute dollars and as a percentage of the ratable license revenue are due to the fact that there was a higher amount of revenue being recognized in the three months ended December 31, 2008 for maintenance renewals that did not have any significant associated direct costs for test equipment.
Direct Costs of Professional Services. Direct costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our customer experience engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by $127,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, and represented 54% and 63% of professional services revenue for the three months ended December 31, 2008 and 2007, respectively. The decrease in costs of professional services for the three months ended December 31, 2008 was primarily due to lower personnel related costs associated with our customer experience management services due to stringent cost containment. We do not anticipate that direct costs of professional services for the second quarter of fiscal 2009 will change significantly in absolute dollars compared to the first quarter of fiscal 2009.
Development

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
Development	$3,083	$3,133	(2)%
Development expenses consist primarily of personnel related costs, external contractors and other costs associated with the development of our products and services. Development expenses decreased by $50,000 for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The decrease in development costs for the three months ended December 31, 2008 was primarily due to lower consulting costs. During the three months ended December 31, 2008, all internal development expenses have been expensed as incurred. We do not anticipate that development expenses for the second quarter of fiscal 2009 will change significantly in absolute dollars compared to the first quarter of fiscal 2009.
Operations

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
Operations	$2,162	$2,003	8%
Operations expenses consist primarily of compensation and related expenses for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses increased by $159,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The increase in operations expenses for the three months ended December 31, 2008 was primarily attributable to costs associated with our new data center that was completed in the third quarter of fiscal year 2008. We do not anticipate that operations expenses for the second quarter of fiscal 2009 will change significantly in absolute dollars compared to the first quarter of fiscal 2009.
Sales and Marketing

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
Sales and marketing	$6,180	$5,767	7%
Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by approximately $413,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The increase in sales and marketing costs for the three months ended December 31, 2008 was mainly attributable to our continued investment in our sales and marketing, primarily related to additional personnel from 89 at the beginning of the first quarter of fiscal 2008 to 98 at the end of the first quarter of fiscal 2009. We do not anticipate that sales and marketing expenses for the second quarter of fiscal 2009 will change significantly in absolute dollars compared to the first quarter of fiscal 2009.
General and Administrative

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
General and administrative	$2,820	$2,487	13%
General and administrative expenses consist primarily of compensation and related costs, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $333,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The increase in general and administrative expenses are primarily attributable a $153,000 increase in professional fees related to our fiscal 2008 annual audit and a $88,000 increase related to three additional headcount. We believe that general and administrative expenses for the second quarter of fiscal 2009 will decrease in absolute dollars compared to the first quarter of fiscal 2009 due to decreased costs in professional fees in the second quarter of fiscal 2009.
Excess Occupancy Income

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
Rental income	$(627)	$(607)	3%
Rental and other expenses	407	326	25%

Excess occupancy income	$(220)	$(281)	(22)%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based on the actual square footage available for lease to third parties, which was approximately 75% and 60% for the three months ended December 31, 2008 and 2007, respectively. The decrease in excess occupancy income for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 was primarily due to the net increase in expenses related to depreciation, property taxes and insurance. We expect the excess occupancy income will be approximately the same in the second quarter, as the first quarter, of fiscal 2009.
Amortization of Identifiable Intangible Assets

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
Amortization of identifiable intangible assets — software	$288	$205	40%
Amortization of identifiable intangible assets — other	269	537	(50)%

Total amortization of identifiable intangible assets	$557	$742	(25)%

Total amortization of identifiable intangible assets decreased by $185,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The decrease in total amortization is due to certain intangibles becoming fully amortized in the second half of fiscal 2008, offset by increase in amortization associated with intangible assets purchased in the Zandan acquisition that occurred in April 2008. Amortization of intangible assets — software mainly relates to our Keynote SIGOS developed technology related to our SIGOS SITE system and, to a lesser extent, to Zandan’s developed technology related to mobile, and is reflected in direct costs of revenue in our condensed consolidated statements of operations.
We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At December 31, 2008, we had a remaining balance of approximately $7.8 million of identifiable intangible assets that are being amortized over a three to six and one half-year expected life. We expect the amortization of identifiable intangible assets to be approximately $702,000 for the second quarter of fiscal 2009, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of December 31, 2008, as listed in the table below, will be fully amortized by September 2012 (in thousands):

	Technology	Technology
	Based -	Based -	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
Net carrying value at December 31, 2008	$5,829	$62	$1,050	$809	$21	$63	$7,834
Interest Income and Other Income (Expenses)

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
Interest income	$334	$1,285	(74)%
Other income (expenses)	339	(135)	351%

Interest income and other income (expenses), net	$673	$1,150	(41)%

Interest income and other income (expenses), net decreased by $477,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The decrease was mainly due to lower interest income earned on lower balance of invested cash and cash equivalents. The decrease in interest income was offset partially by a foreign exchange gain associated with remeasurements of foreign currency transactions. We expect that interest income and other income (expenses), net, for the second quarter of fiscal 2009 will be approximately $300,000, absent any additional transactions, and assuming no material changes in interest rates, foreign exchange rate, and currently planned use of cash.
Provision for Income Taxes

	2008	2007	% Change
	(In thousands)
For the three months ended December 31:
Provision for income taxes	$420	$244	72%
Our effective tax rate for the three months ended December 31, 2008 and 2007 was 32% and (49%), respectively. The rate for the three months ended December 31, 2008 is less than the 35 percent U.S. federal statutory rate primarily due to the relative mix of foreign and domestic earnings and the fact that a portion of the earnings are being taxed in the U.S. where we have a low effective tax rate due to utilization of valuation allowance against current year projected income. The rate for the three months ended December 31, 2007 was higher than the 35 percent U.S. federal statutory rate primarily due to the fact that we did not benefit from losses incurred in the United States.

Stock-based Compensation Expense
Stock-based compensation expense, which is included in cost of revenues and operating expenses by category, was approximately $1.0 million and approximately $1.1 million for the three months ended December 31, 2008 and 2007, respectively. Stock-based compensation expense decreased by $59,000 for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The following table summarizes stock-based compensation related to employee stock options and employee stock purchase plan purchases under SFAS 123R which was allocated as follows:

	Three months ended December 31,
	2008	2007
	(In thousands)
Direct costs of ratable licenses	$29	$49
Direct costs of professional services	80	115
Development	230	230
Operations	123	145
Sales and marketing	365	327
General and administrative	214	234

Stock-based compensation expense related to stock options and employee stock purchase plan	$1,041	$1,100

Liquidity and Capital Resources

	December 31,	September 30,
	2008	2008
	(In thousands)
Cash, cash equivalents and short-term investments	$50,937	$49,331
Accounts receivable, net	$8,528	$7,316
Working capital	$31,325	$27,108
Days sales in accounts receivable (DSO) (a)	38	32

(a)	DSO is calculated as: ((ending net accounts receivable) / net revenue for the three months period) multiplied by number of days in the period

The DSO’s presented in the table above reflect the three months ended December 31, 2008 and September 30, 2008.

	2008	2007
	(In thousands)
For the three months ended December 31
Cash provided by operating activities	$2,020	$330
Cash provided by investing activities	$1,549	$6,177
Cash provided by (used in) financing activities	$748	$(8,227)
Cash, cash equivalents and short-term investments
As of December 31, 2008, we had approximately $50.8 million in cash and cash equivalents and $178,000 in short-term investments, for a total of approximately $50.9 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market mutual funds and other money market securities with original maturities of three months or less. We do not hold auction rate securities.
Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments. For the three months ended December 31, 2008, net cash provided by operating activities was approximately $2.0 million. Net cash provided was mainly due to net income of $886,000 adjusted for $3.2 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $2.2 million net decrease in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization and stock-based compensation expense offset by bad debt and billing adjustment reserves. The net decrease in operating assets and liabilities was primarily due to an increase in accounts receivable of $1.4 million, and a decrease in accounts payable and accrued expenses of $785,000. The increase in accounts receivable during the first quarter of fiscal 2009 was mainly related to higher DSO for the period as evidenced by our higher DSO of 38 days for the first quarter of fiscal 2009 as compared to 32 days for the quarter ended September 30, 2008. The change in accounts payable and accrued expenses during the first quarter of fiscal 2009 was mainly related to timing of payments of legal and audit services related to regulatory compliance and the timing of when payments are made.

Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the three months ended December 31, 2008, net cash provided by our investing activities was approximately $1.5 million. We received $2.4 million of cash from the net sales of short-term investments. We also utilized $661,000 to purchase property and equipment, primarily for our production infrastructure and information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash provided by financing activities
The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. For the three months ended December 31, 2008, net cash provided by financing activities was $748,000, which was primarily due to proceeds from the issuance of common stock and the exercise of stock options of $752,000.
Commitments
As of December 31, 2008, our principal commitments consisted of approximately $4.1 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in October 2017. Additionally, we had contingent commitments ranging in length from one to twenty-eight months to bandwidth and collocation providers amounting to $1.7 million, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth.
As of December 31, 2008, we have outstanding guarantees totaling $174,000 in one of our foreign subsidiaries, to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and us. The guarantees are secured by a unsecured line of credit of $1.4 million as of December 31, 2008.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS No. 161 may have on our consolidated financial position, results of operations and cash flows.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective beginning November 15, 2008. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The adoption of SFAS No. 162 had no effect on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at December 31, 2008, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $33,000 on an annualized basis.
Foreign Currency Fluctuations. A majority of our revenue and expenses are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Revenue derived from customers outside of the United States, which are billed from our headquarters, in San Mateo, CA, and have the U.S. dollar as the functional currency is collected in foreign currencies. Revenue derived from customers outside of the United States, which are billed from our Nuremberg, Germany office are typically billed in Euros. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Interest and Other Expenses” in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $310,000 and ($134,000) for the three months ended December 31, 2008 and 2007, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
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
In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. There was a hearing on the motions to dismiss on January 16, 2009, but the court has yet to rule on either motions. No amount has been accrued as of December 31, 2008 and September 30, 2008 since our liability, if any, is not probable and cannot be reasonably estimated.
We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors
We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.
     We may not be able to sustain GAAP profitability in the future. We have incurred net losses on a GAAP basis in each of our last three fiscal years. As of December 31, 2008, we had an accumulated deficit of approximately $142.3 million. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2008, we had approximately $7.8 million of net identifiable intangible assets and approximately $64.2 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. During the three months ended December 31, 2008, we did not incur any impairment charges. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense in accordance with SFAS No. 123R “Share Based Payment”, the cost of stock-based awards. As a result, we may not be able to sustain profitability.
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
     Further, we depend on sales of Mobile products and services to new and existing customers and sales of additional services to our existing customers. Renewals by existing customers or purchases of our services by new customers may be limited as companies limit or reduce their technology spending in response to the significant global economic downturn. We could experience reduced spending, cancellations, non-renewals and/or reductions in service levels. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of products or services they purchase from us for any reason, our revenue could decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.
Our business could be harmed by adverse economic conditions or reduced spending on information technology.
     Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services. The decrease in consumer demand could have a variety of negative effects on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairments of our assets. Our results could also differ materially from our expectations since our international sales and expenses will be affected by the effects of the strength of the U.S. dollar.
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
     Our results of operations could vary significantly from quarter to quarter. If revenue or other operating results fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	Fluctuations of the foreign exchange rates used to prepare our consolidated financial statements;

•	The rate of new and renewed subscriptions to our services;

•	The effect of the global economic downturn on customers and partners;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract and retain new customers in a quarter, particularly larger enterprise customers;

•	The timing and service period of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as some of our Internet services;

•	The level of sales of our Mobile products and services and timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our ability to increase sales of each of our service lines;

•	The timing and amount of operating costs, including sales and marketing investments, and capital expenditures;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

•	Future accounting pronouncements and changes in accounting policies; and

•	Future macroeconomic conditions in our domestic and international markets, as well as the level of discretionary IT spending generally.
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
     The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial declines and volatility that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have 14.2 million shares outstanding at December 31, 2008, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.
     We had $64.2 million of goodwill recorded on our condensed consolidated balance sheet as of December 31, 2008. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in the fair value of the Company and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review, at September 30, of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.
Our operating results could be harmed if sales of Internet subscriptions decline.
     Sales of our Internet subscription services, primarily our Application Perspective and Transaction Perspective services have generated a majority of our total revenue in the past. Revenue from our Web site Perspective Services, a single page, single device measurement, has been decreasing. If revenues from our Application Perspective and Transaction Perspective Services, multi page, multi device measurements, do not continue to increase, we may not be able to increase our Internet revenue and our operating results could suffer if we are not able to increase revenue from other services. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend on sales and renewals of these Internet services
If our Mobile services decline, we may not be able to grow our revenue and our results of operations will be harmed.
     Revenue from our Mobile services has increased from approximately $5.3 million for the three months ended December 31, 2007 to approximately $7.9 million for the three months ended December 31, 2008. We also experienced increased bookings during the same period. We cannot assure you that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; currency rates; adverse global economic conditions; and we may not be able to successfully compete against current or new competitors in this area. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile services.
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
     In addition, Hewlett-Packard’s acquisition of Mercury Interactive, whom we had a relationship in the past, could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, and as a result of its acquisition of Mercury Interactive, it may not promote our services at the same level as it had in the past which could result in a decrease in our Internet revenue.
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
     Our ten largest customers accounted for approximately 39% and 32% of our total net revenue for the three months ended December 31, 2008 and 2007. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.
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
     The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels and has pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some or all of these financial institutions fail, we would likely have a limited ability to quickly access our cash deposited with such institutions. If we are unable to quickly access such funds, we may need to increase our use of our lines of credit or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations.
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
     Professional services revenue represented approximately 15% and 16% of total net revenue for the three months ended December 31, 2008 and 2007, respectively. Professional services revenue has increased in absolute dollars, but has decreased as a percentage of total net revenue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business which includes our operating results could be harmed if we cannot increase our professional services revenue.
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
     We offer complex services, which may not perform at the level our customers expect. We have occasionally given credits to customers as a result of past problems with our service. Despite our testing, our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs. In addition, we have in the past, and may in the future, acquire, rather than develop internally, some of our services. Upgrades to our services may not perform at the level we or our customers expect.
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
     We derive a significant portion of our revenue and earnings from our international operations. As a result, our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries and the negative tax implications related to moving cash from international locations to the U.S.), and changes in the value of the U.S. dollar versus local currencies. Margins on sales of our products and services in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

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
     International sales were approximately 42% and 36% our total net revenue for the three months ended December 31, 2008 and 2007, respectively. We expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Filed
Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
3.01 Amended and Restated Bylaws	8-K	000-1032761	12/10/2008	3.01

31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 6th day of February 2009.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANDREW HAMER
Andrew Hamer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Filed
Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
3.01 Amended and Restated Bylaws	8-K	000-1032761	12/10/2008	3.01

31.1 Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2 Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.