Form 10-Q
period 2009-03-31
KEYNOTE SYSTEMS INC
filed 2009-05-08
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (650) 403-2400
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 5, 2009

Common Stock, $.001 par value	14,395,701 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	September 30,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$50,776	$46,769
Short-term investments	172	2,562

Total cash, cash equivalents, and short-term investments	50,948	49,331
Accounts receivable, less allowance for doubtful accounts of $175 and $118, at March 31, 2009 and September 30, 2008, respectively, and less billing allowance of $205 and $150 at March 31, 2009 and September 30, 2008, respectively	5,958	7,316
Prepaids, deferred costs and other current assets	4,259	2,909
Inventories	1,136	1,081
Deferred tax assets	988	1,042

Total current assets	63,289	61,679
Deferred costs and other long term assets	2,584	2,788
Property, equipment and software, net	35,409	36,405
Goodwill	62,133	64,396
Identifiable intangible assets, net	7,149	8,430
Deferred tax assets	1,913	2,146

Total assets	$172,477	$175,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,763	$2,505
Accrued expenses	8,507	12,767
Current portion of capital lease obligation	13	14
Notes payable	243	256
Deferred revenue	19,896	19,029

Total current liabilities	30,422	34,571
Long-term portion of capital lease obligation	9	17
Deferred rent and other long-term liabilities	2,103	2,605
Long-term deferred revenue	1,435	904
Long-term deferred tax liability	277	236

Total liabilities	34,246	38,333

Commitments and contingencies — see Note 13
Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	279,379	275,316
Accumulated deficit	(142,579)	(143,207)
Accumulated other comprehensive income	1,417	5,388

Total stockholders’ equity	138,231	137,511

Total liabilities and stockholders’ equity	$172,477	$175,844

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net revenue:

Subscription services	$11,341	$11,092	$22,814	$21,964
Ratable licenses	5,915	4,605	11,958	8,607
Professional services	2,308	1,937	5,429	4,783

Total revenue, net	19,564	17,634	40,201	35,354

Costs and expenses
Costs of revenue
Direct costs of subscription services	2,319	2,225	4,575	4,336
Direct costs of ratable licenses	1,639	1,111	3,127	2,714
Direct costs of professional services	1,495	1,794	3,173	3,599
Development	3,191	3,160	6,274	6,293
Operations	2,248	2,024	4,410	4,027
Amortization of intangible assets — software	288	211	576	416

Total costs of revenue	11,180	10,525	22,135	21,385
Sales and marketing	6,317	6,529	12,497	12,296
General and administrative	2,551	2,501	5,371	4,988
Excess occupancy income	(251)	(309)	(471)	(590)
Amortization of intangible assets — other	263	542	532	1,079

Total costs and expenses	20,060	19,788	40,064	39,158

Income (loss) from operations	(496)	(2,154)	137	(3,804)
Interest income	254	807	587	2,092
Other income (expenses)	116	74	456	(61)

Income (loss) before provision for income taxes	(126)	(1,273)	1,180	(1,773)
Provision for income taxes	(132)	(45)	(552)	(289)

Net income (loss)	$(258)	$(1,318)	$628	$(2,062)

Net income (loss) per share:
Basic	$(0.02)	$(0.08)	$0.04	$(0.12)

Diluted	$(0.02)	$(0.08)	$0.04	$(0.12)

Shares used in computing basic and diluted net income (loss) per share:
Basic	14,259	16,130	14,222	17,180
Diluted	14,259	16,130	14,330	17,180
See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$628	$(2,062)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,501	2,559
Stock-based compensation	2,637	2,260
Impairment of short-term investment	—	98
Charges to bad debt and billing adjustment reserves	196	98
Amortization (accretion) of debt investment premium (discount)	3	(437)
Amortization of identifiable intangible assets	1,107	1,495
Amortization of prepaid tax asset	207	193
Collection of tax credit receivable within deferred tax assets	181	—
Deferred tax provision	20	—
Changes in operating assets and liabilities:
Accounts receivable	948	(1,548)
Inventories	(114)	(271)
Prepaids, deferred costs and other assets	(530)	(1,183)
Accounts payable and accrued expenses	(6,706)	29
Deferred revenue	2,191	1,626

Net cash provided by operating activities	3,269	2,857

Cash flows from investing activities:
Purchases of property and equipment	(1,397)	(2,385)
Payment of acquisition costs for Zandan S.A.	(170)	—
Maturities and sales of short-term investments	2,380	71,076
Purchases of short-term investments	—	(23,101)

Net cash provided by investing activities	813	45,590

Cash flows from financing activities:
Repayment of credit facilities	(8)	(15)
Proceeds from issuance of common stock and exercise of stock options	1,426	3,072
Repurchase of outstanding common stock	—	(58,971)

Net cash provided by (used in) financing activities	1,418	(55,914)

Effect of exchange rate changes on cash and cash equivalents	(1,493)	2,168

Net change in cash and cash equivalents	4,007	(5,299)
Cash and cash equivalents at beginning of the period	46,769	42,875

Cash and cash equivalents at end of the period	$50,776	$37,576

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$4,541	$542

Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$420	$429

Retirement of treasury stock	$—	$21,760

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     (1) Basis of Presentation
The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and the results of operations and cash flows for the interim periods ended March 31, 2009 and 2008.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing allowance, inventories and inventory valuation, allocation of purchase price for business combinations, useful lives of property, equipment and intangible assets, asset impairments, the fair values of options granted under the Company’s stock-based compensation plans and valuation allowance for deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.
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
The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”, during the first quarter of fiscal 2009. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS No. 159 but has not elected the fair value option for any eligible financial instruments as of March 31, 2009.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of adoption of FSP SFAS 157-2, the Company will adopt SFAS 157 for all nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. The Company is currently evaluating the potential impact, if any, of the application of FSP SFAS No. 157-2 and FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact, if any, that SFAS No. 161 may have on its consolidated financial position, results of operations and cash flows.
In April 2008, the FASB released FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP No. 142-3 on the Company’s consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective beginning November 15, 2008. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The adoption of SFAS No. 162 had no effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. The Company is currently evaluating the potential impact, if any, of the application of FSP FAS No. 115-2 and FAS No. 124-2 on its consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, “Interim Financial Reporting”. FSP FAS No. 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact, if any, of the application of FSP FAS No. 107-1 and APB 28-1 on its consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS No. 141(R)-1 on the Company’s consolidated financial position, results of operations and cash flows.
Stock Based Compensation
(a) Summary of Plans
As of March 31, 2009, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of March 31, 2009, options to purchase approximately 5.0 million shares were outstanding under the Incentive Plan, and approximately 1.3 million shares were available for future issuance under the Incentive Plan.
As of March 31, 2009, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable purchase period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of March 31, 2009, approximately 1.0 million shares had been issued under the Purchase Plan, and approximately 363,000 shares remain for future issuance.
The Incentive Plan and Purchase Plan were scheduled to expire in June 2009. On March 6, 2009 the stockholders of the Company approved the extension of the term of the Incentive Plan until December 31, 2011, and the extension of the term of the Purchase Plan until June 2019.
(b) Summary of Assumptions and Activity

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchase rights under the equity incentive plans are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Stock Option Under Equity Incentive Plan:
Volatility	43.9%	35.1%	40.9%	33.0%
Risk free interest rate	2.0%	2.5%	2.3%	3.3%
Expected life (in years)	4.5	4.5	4.5	4.5
Dividend yield	—	—	—	—
Employee Stock Purchase Plan:
Volatility	58.4%	40.1%	50.9%	32.3%
Risk free interest rate	0.6%	2.1%	1.4%	3.4%
Expected life (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
A summary of option activity for the six months ended March 31, 2009, is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at September 30, 2008	5,948	$14.67	6.5	$10,820
Granted	66	10.20
Exercised	(113)	6.86
Forfeited or canceled	(799)	37.11
Expired	(56)	13.72
Outstanding at March 31, 2009	5,046	11.52	6.2	259
Vested and expected to vest at March 31, 2009	4,790	11.51	6.1	257
Exercisable at March 31, 2009	3,724	11.40	5.5	249
The weighted average grant-date fair value of options granted during the six months ended March 31, 2009 was $3.58 per share. The aggregate intrinsic value of options exercised during the three and six months ended March 31, 2009 was approximately $84,000 and $325,000, respectively.
As of March 31, 2009, there was approximately $3.3 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.0 years).
For the three and six months ended March 31, 2009, stock-based compensation expense includes a $601,000 expense related to the cancellation in March 2009 of the Company’s Chief Executive Officer’s option to purchase 400,000 shares of its common stock at $14.99 per share, which was approximately 67% vested at the date of cancellation. Another option granted to the Company’s Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No expense was recorded for this cancellation given that the options were fully vested at the date of the cancellation.
Excess Occupancy Income
Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based upon actual square footage available to lease to third parties, which was approximately 75% for the three and six months ended March 31, 2009 and 60% for the three and six months ended March 31, 2008. Rental income was approximately $647,000 and $642,000 for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009 and 2008, rental income was approximately $1.3 million and $1.2 million, respectively. Rental income was greater than the excess occupancy costs, thus generating an excess occupancy income. As of March 31, 2009, the Company had leased space to 13 tenants of which 12 had noncancellable operating leases, which expire on various dates through 2014. At March 31, 2009, future minimum rents receivable under the leases, are as follows (in thousands):

Fiscal years:
2009 (remaining six months)	$1,163
2010	1,977
2011	1,866
2012	1,563
2013	218
Thereafter	88

Total future minimum rents receivable	$6,875

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
     Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services and ratable licenses revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable and is not reflected in deferred revenue. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and primarily relates to ratable licenses revenue.
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

(3) Other Comprehensive Income (Loss) and Foreign Currency Translation
The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on short-term investments in debt securities and foreign currency translation. The unrealized gains and losses on short-term investments in debt securities and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, the United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains from foreign currency transactions are reflected in other income (expenses) in the condensed consolidated statements of operations as incurred and were $121,000 and $80,000 for the three months ended March 31, 2009 and 2008, respectively. Gains (losses) from foreign currency transactions were $430,000 and ($53,000) for the six months ended March 31, 2009 and 2008, respectively.
The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$(258)	$(1,318)	$628	$(2,062)

Net unrealized gain on available-for-sale investments	12	44	12	54
Foreign currency translation gain (loss)	(3,020)	4,191	(3,983)	5,418

Other comprehensive income (loss)	$(3,266)	$2,917	$(3,343)	$3,410

The Company did not record deferred taxes on unrealized gains on its investment, as the Company intends to hold this investment to maturity. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.
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

(5) Fair Value Measurements
Effective October 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”, except as it applies to nonfinancial assets and nonfinancial liabilities. SFAS No.157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Valuation techniques used to measure fair value under SFAS No.157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value. The Company’s adoption of SFAS No.157 did not materially affect its financial position and results of operations, but SFAS No.157 does require new disclosures about how management values certain assets and liabilities. Much of the required disclosure relates to the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. The Company’s financial instruments are valued using quoted prices in active markets or based upon other observable inputs.
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	March 31, 2009
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:

Cash and cash equivalents:

Money market funds	$19,344	$—	$—	$19,344

Short term investments:

Real estate funds	172	—	—	172

Total assets measured at fair value	$19,516	$—	$—	$19,516

Liabilities:

Notes payable	$—	$243	$—	$243

Total liabilities measured at fair value	$—	$243	$—	$243

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
The following table summarizes the Company’s cash and cash equivalents as of March 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$31,432	$—	$—	$31,432
Money market mutual funds	19,344	—	—	19,344

Total	$50,776	$—	$—	$50,776

The following table summarizes the Company’s short-term investments in investment-grade debt securities as of March 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Real estate mutual funds	$160	$12	$—	$172

There was no impairment charge for the three and six months ended March 31, 2009. The Company recorded an impairment charge of $52,000 and $98,000, respectively, for the three and six months ended March 31, 2008.
(7) Consolidated Financial Statement Details
The following tables show the Company’s Consolidated Financial Statement details as of March 31, 2009 and September 30, 2008 (in thousands):
Prepaids, Deferred Costs and Other Current Assets:

	March 31, 2009	September 30, 2008
Prepaid expenses	$2,088	$1,332
Income tax receivable	1,215	—
Deferred costs of revenue	509	749
Other assets	398	576
Security deposits, advances, and interest receivable	49	252

Total	$4,259	$2,909

Property, equipment, and software:

	March 31, 2009	September 30, 2008
Land and buildings	$35,992	$35,789
Computer equipment and software	27,977	27,094
Furniture and fixtures	1,879	1,839
Leasehold and building improvements	1,063	1,170
Construction in progress	246	288

Total	67,157	66,180
Less accumulated depreciation and amortization	(31,748)	(29,775)

Total	$35,409	$36,405

Deferred Costs and Other Long-Term Assets:

	March 31, 2009	September 30, 2008
Prepaid tax asset	$1,116	$1,429
Deferred costs of revenue	637	563
Tenant rent receivable	298	312
Deposits	243	162
Prepaid expenses	290	322

Total	$2,584	$2,788

Accrued Expenses:

	March 31, 2009	September 30, 2008
Accrued employee compensation	$2,929	$3,476
Accrued audit and professional fees	251	641
Income and other taxes	860	3,635
Other accrued expenses	4,467	5,015

Total	$8,507	$12,767

Notes Payable:

	March 31, 2009	September 30, 2008
Notes payable	$243	$256

As a result of acquiring all outstanding shares of Zandan (see Note 11), the Company assumed a loan agreement that Zandan entered into in 2007, with Oseo BDPME, a French State Bank of Innovation, to borrow approximately €182,000 or $243,000 to meet general working capital requirements. Amounts borrowed under this agreement are secured by Zandan’s 2005 research tax credit receivable in the amount of approximately €288,000 or $383,000. Amounts borrowed bear a variable interest based upon the Euro Overnight Interest Average rate of the month plus 3.8%. Interest and principal are due when the research tax credit receivable is collected from the French Tax Authorities, which is expected to be in the third quarter of fiscal year 2009.
(8) Inventories
Inventories related to SIGOS SITE systems were approximately $1.1 million as of March 31, 2009 and September 30, 2008. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of its product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.
(9) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the six months ended March 31, 2009 (in thousands):

Balance at September 30, 2008	$64,396
Additional goodwill for the acquisition of Zandan S.A. (Note 11)	90
Translation adjustments	(2,353)

Balance at March 31, 2009	$62,133

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
Although there was a decline in the market capitalization of the Company, as well as comparable companies, during the quarter ended March 31, 2009, the Company concluded that there were no triggering events as of March 31, 2009 which would require a formal impairment analysis of the carrying value of goodwill. In making this determination, management considered the carrying value of the Company’s stockholders’ equity as compared with the Company’s market capitalization and the implied control premium to reconcile these amounts. Management also considered the Company’s historical and forecasted revenues and operating results. Management believes that the recent decline in the Company’s market capitalization is not due to any fundamental change or adverse events in the Company’s operations. Accordingly, the Company has not recognized any impairment of its goodwill in the accompanying condensed consolidated financial statements. The Company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test on September 30, 2009, management will perform an impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets,” and could record an impairment charge to write down goodwill to its fair value. Any such charge could be significant and accordingly, would have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.
Identifiable intangible assets amounted to approximately $7.1 million (net of accumulated amortization of approximately $22.1 million) and approximately $8.4 million (net of accumulated amortization of approximately $21.1 million) at March 31, 2009 and September 30, 2008, respectively. The components of identifiable intangible assets are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of March 31, 2009
Gross carrying value	$7,884	$11,844	$8,011	$1,371	$37	$110	$29,257
Accumulated amortization	(2,512)	(11,800)	(7,104)	(619)	(18)	(55)	(22,108)

Net carrying value at March 31, 2009	$5,372	$44	$907	$752	$19	$55	$7,149

As of September 30, 2008:
Gross carrying value	$8,039	$11,845	$8,104	$1,392	$39	$117	$29,536
Accumulated amortization	(1,790)	(11,767)	(6,952)	(532)	(16)	(49)	(21,106)

Net carrying value at September 30, 2008	$6,249	$78	$1,152	$860	$23	$68	$8,430

Amortization expense for identifiable intangible assets for the three months ended March 31, 2009 and 2008 was $551,000 and $753,000, respectively. Amortization expense for identifiable intangible assets for the six months ended March 31, 2009 and 2008 was approximately $1.1 million and approximately $1.5 million, respectively. Amortization of developed technology related to software was $288,000 and $211,000 for the three months ended March 31, 2009 and 2008, respectively. Amortization of developed technology related to software was $576,000 and $416,000 for the six months ended March 31, 2009 and 2008, respectively. These amounts were recorded to costs of revenue.
The estimated future amortization expense for existing identifiable intangible assets as of March 31, 2009 is as follows (in thousands):

Total
Fiscal years:
2009 (remaining six months)	$1,516
2010	2,449
2011	2,221
2012	963

Total	$7,149

Weighted-average remaining useful life as of March 31, 2009 (years)	3.0
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
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator
Net income (loss)	$(258)	$(1,318)	$628	$(2,062)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	14,259	16,130	14,222	17,180
Effect of dilutive stock options	—	—	108	—

Denominator for diluted net income (loss) per share—weighted average shares	14,259	16,130	14,330	17,180

Basic net income (loss) per share	$(0.02)	$(0.08)	$0.04	$(0.12)
Diluted net income (loss) per share	$(0.02)	$(0.08)	$0.04	$(0.12)
For the three months ended March 31, 2009 and 2008, approximately 5.0 million and 5.9 million options outstanding, respectively, were excluded from the computation of diluted net loss per share since their effect would have been antidilutive. For the six months ended March 31, 2009 and 2008 approximately 5.0 million and 5.8 million options outstanding, respectively, were excluded from the computation of diluted net income per share since their effect would have been antidilutive.
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
During the three months ended December 31, 2008, the Company received a tax bill of €113,000 or $158,000 from URSAFF (French social contribution authority) related to Zandan’s social tax declarations between late calendar year 2006 and early calendar year 2007. Since this amount related to pre-acquisition liability, the Company recorded the liability of $158,000 with an offsetting increase to goodwill. During the three months ended March 31, 2009, the Company paid the tax liabilities.
During the three months ended March 31, 2009, the Company recorded an increase of €51,000 or $68,000 to long-term deferred tax asset and an offsetting decrease to goodwill primarily related to a pre-acquisition research tax credit.
(12) Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was (105)% and (4)%, respectively. The Company’s effective tax rate for the six months ended March 31, 2009 and 2008 was 47% and (16)%, respectively. The rate for the three months and six months ended March 31, 2009 differs from the 35 percent U.S. federal statutory rate primarily due to the relative mix of foreign and domestic earnings — the fact that a portion of the earnings are being taxed in the U.S. where the Company has a low effective tax rate due to utilization of valuation allowance against current year projected income, and the fact that the Company did not benefit from the losses incurred in France. The Company is also amortizing the tax on the sale of intangibles from its German entity to the U.S. entity. The Company is accruing approximately $100,000 of tax per quarter. This tax will be amortized through October, 2011. The rate for the three months and six months ended March 31, 2008 differs from the 35 percent U.S. federal statutory rate primarily due to the fact that the Company did not benefit from losses incurred in the United States.
The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and net operating loss carry-forwards, and the effectiveness of the Company’s tax planning strategies. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from management’s estimates, future income tax expense could be materially affected.
At September 30, 2007, the Company determined that the projected sources of future taxable income in the United States were not considered to be sufficient to support any of the deferred tax assets located in the United States. Therefore, the Company established a valuation allowance against all of the deferred tax assets related to the United States. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be reduced, which would reduce the effective tax rate and deferred tax expense, the goodwill balance, and the paid-in-capital. In the event that management determines that the valuation allowance should be reduced, the tax effect could be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately. SFAS No. 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and shares purchased from the employee stock purchase plan, which have no associated tax benefit to the Company. In a future period, it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result.
The Company adopted the provisions of FIN 48 on October 1, 2007. As of March 31, 2009, the total amount of gross unrecognized benefits was $5,898,000. Included in this balance was approximately $1,752,000 of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The unrecognized tax benefits decreased by $508,000 during the three months ended March 31, 2009. Of this amount, $400,000 was reclassed to the short term payable as the amount will be paid with the company’s tax returns.
It is possible that the amount of liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were insignificant for the three and six months ended March 31, 2009.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, Canada, United Kingdom, Netherlands and Germany. Tax years 1994 — 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.
(13) Commitments and Contingencies
     (A) Leases
The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through October 2017. As of March 31, 2009, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Fiscal year:
2009 (remaining six months)	$499	$14
2010	888	9
2011	703
2012	517
2013	418
Thereafter	779

Total minimum lease payments	$3,804	23

Less amounts representing interest		(1)

Present value of minimum lease payments		22
Less current portion of capital lease obligation		(13)

Long-term portion of capital lease obligation		$9

Rent expense for the three months ended March 31, 2009 and 2008 was approximately $291,000 and $258,000, respectively. Rent expense for the six months ended March 31, 2009 and 2008 was approximately $634,000 and $499,000, respectively.
     (B) Commitments
The Company has contingent commitments, which range in length from one to thirty-five months, to bandwidth and collocation providers amounting to $1.9 million, which commitments become due if the Company terminates any of these agreements prior to their expiration.
As of March 31, 2009, the Company has outstanding guarantees totaling $166,000 in one of its foreign subsidiaries, to customers and vendors. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit of $1.3 million that has not been drawn as of March 31, 2009.
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
The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this tentative settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. Although the parties have reached a settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court. The Company believes that it has meritorious defenses to these claims. If the settlement is not approved by the Court and the litigation continues against the Company, the Company would continue to defend against this action vigorously.
In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. On March 31, 2009, the plaintiff filed a notice of appeal of the District Court’s order.
The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
     (D) Warranties
The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of March 31, 2009 or September 30, 2008, as costs to replace or correct product are generally reimbursable under the manufacturer’s warranty.
     (E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2009 and September 30, 2008 in the condensed consolidated balance sheets.
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
Financial Industry Scorecards	X		X
LoadPro			X
NetMechanic	X
Performance Scoreboard	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebEffective	X		X
Web Site Perspective	X
Voice Perspective	X		X

Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
The following table summarizes Internet and Mobile services net revenue (in thousands):

	Three Months Ended March 31,
	2009	2008
Internet Subscriptions	$9,333	$9,438
Internet Engagements	2,308	1,937

Total Internet net revenue	11,641	11,375

Mobile Subscription	2,008	1,654
Mobile Ratable Licenses	5,915	4,605

Total Mobile Subscriptions net revenue	7,923	6,259

Total net revenue	$19,564	$17,634

	Six Months Ended March 31,
	2009	2008
Internet Subscriptions	$18,997	$18,970
Internet Engagements	5,429	4,783

Total Internet net revenue	24,426	23,753

Mobile Subscription	3,817	2,994
Mobile Ratable Licenses	11,958	8,607

Total Mobile Subscriptions net revenue	15,775	11,601

Total net revenue	$40,201	$35,354

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues
United States	$10,932	$10,529	$22,980	$21,782
Europe*	5,814	5,889	12,339	11,111
Other*	2,818	1,216	4,882	2,461

Total net revenue	$19,564	$17,634	$40,201	$35,354

*	No individual country represents more than 10% of total net revenue.

	March 31,	September 30,
	2009	2008
Long Lived Assets:
United States	$34,458	$35,317
Germany	944	1,062
Other	7	26

	$35,409	$36,405

Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets in Germany include tangible assets related to the acquisition of SIGOS.
For the three and six months ended March 31, 2009 and 2008, no single customer accounted for 10% or more of total revenue. As of March 31, 2009, one customer accounted for 11% of total accounts receivable. As of September 30, 2008, one customer accounted for 11% of total accounts receivable.

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
We offer our Internet services either on a subscription or on an engagement basis although, in some cases, we also offer Internet professional services on a per incident or per study basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and the type of testing to be conducted. Our Mobile solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period, usually an annual term, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, with no vendor specific objective evidence of fair value on the undelivered elements, the license fees are amortized over the length of the contract and are therefore included in the ratable licenses category. The SIGOS Global Roamer service is offered via a subscription fee model, typically on a three to twelve month basis and is included in the subscriptions category.
We sell our non-SIGOS services through our field sales and telesales organization. In addition, domestically, we distribute our services through Web-hosting and Internet service providers such as IBM Global Services and EDS, who manage e-business Web sites for other companies. We also sell to content distribution providers, such as Akamai, who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We also occasionally market our services through several other technology companies, such as Agilent, on a “lead referred” basis. Internationally, we use both direct and indirect sales approaches in the United Kingdom, Nordic Countries and Germany and sell indirectly through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia. Our SIGOS SITE and Global Roamer sales are made by account management teams working for our Keynote SIGOS subsidiary.
As of March 31, 2009, we measured approximately 16,500 Internet pages, as compared to 13,000 Internet pages as of March 31, 2008.
For the three months ended March 31, 2009 and 2008, our 10 largest customers accounted for approximately 32% of total revenue, respectively. For the six months ended March 31, 2009 and 2008, our 10 largest customers accounted for approximately 36% and

31% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
We believe that the challenges for our business include 1) continuing to drive growth in our Internet and Mobile revenue, 2) continuing to control our expenses for the remainder of fiscal 2009, 3) improving profitability and 4) successfully navigating the global economic downturn.
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
Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services and ratable licenses revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable and is not reflected in deferred revenue. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months of the balance sheet date and primarily relates to ratable licenses revenue.

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
The table below represents the balances of gross deferred revenue (short-term and long-term aggregated) as of March 31, 2009 and September 30, 2008. Unpaid deferred revenue that has an associated accounts receivable balance as of the balance sheet dates is added back to net deferred revenue, resulting in gross deferred revenue. The amount of unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable.

	Domestic	International	Total
Net deferred revenue	$6,107	$15,224	$21,331
Addback: unpaid deferred revenue	3,210	2,304	5,514

Gross deferred revenue at March 31, 2009	$9,317	$17,528	$26,845

Net deferred revenue	$5,982	$13,951	$19,933
Addback: unpaid deferred revenue	2,425	2,331	4,756

Gross deferred revenue at September 30, 2008	$8,407	$16,282	$24,689

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
Inventories and Inventory Valuation
Inventories related to SIGOS SITE systems were approximately $1.1 million as of March 31, 2009, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to direct cost of ratable licenses at the point of market value decline.
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
Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence. Our products are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the three months ended March 31, 2009 and 2008, we did not experience any write-down of inventories.
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
We performed an annual goodwill and long lived assets impairment review during the fourth quarter in fiscal 2006, 2007, and 2008. We did not record an impairment charge based on our reviews. The goodwill recorded on the condensed consolidated balance sheet as of March 31, 2009 was approximately $62.1 million as compared to $64.4 million as of September 30, 2008.
Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. Given the continuing deterioration of economic conditions, we evaluated if there were any triggering events that would indicate an interim impairment analysis of our goodwill balances during the three months ended March 31, 2009 was necessary. There was a decline in the market capitalization of our company, as well as comparable companies, during the three months ended March 31, 2009. We concluded that there were no triggering events as of March 31, 2009 which would require a formal impairment analysis of the carrying value of goodwill. In making this determination, we considered the carrying value of our stockholders’ equity as compared with our market capitalization and the implied control premium to reconcile these amounts. We also considered our historical and forecasted revenues and operating results. We believe that the recent decline in our market capitalization is not due to any fundamental change or adverse events in our company’s operations. Accordingly, we have not recognized any impairment charge of goodwill in the accompanying condensed consolidated financial statements. We will continue to monitor our economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on our market capitalization. To the extent we conclude that there are any indicators of impairment prior to the date of the next annual goodwill impairment test on September 30, 2009, we will perform an impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets,” and could record an impairment charge to write down goodwill to its fair value. Any such charge could be significant and accordingly, would have a material impact on our financial position and results of operations, but would not be expected to have a material adverse effect on our cash flows from operations.
If future events or circumstances indicate that an impairment assessment is required on intangible or long-lived assets and an asset group is determined to be impaired, our financial results could be materially and adversely impacted in future periods.

Stock-Based Compensation
We issue stock options to our employees and outside directors and provide our employees the right to purchase common stock under our employee stock purchase plan. Since October 1, 2005, we account for stock-based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options or the issue of stock under the employee stock purchase plan. If actual forfeiture rates differ significantly from estimated forfeiture rates, stock-based compensation expense and our results of operations could be materially impacted. See Note 1 to the Notes to Condensed Consolidated Financial Statements for more detail.
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
Comparison of the Three and Six Months Ended March 31, 2009 and 2008

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net revenue:
Subscription services	58.0%	62.9%	56.7%	62.1%
Ratable licenses	30.2%	26.1%	29.7%	24.4%
Professional services	11.8%	11.0%	13.6%	13.5%

Total revenue, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Costs of revenue:
Direct costs of subscription services	11.9%	12.6%	11.4%	12.3%
Direct costs of ratable licenses	8.4%	6.3%	7.8%	7.7%
Direct costs of professional services	7.6%	10.2%	7.9%	10.2%
Operations	11.5%	11.5%	11.0%	11.4%
Development	16.3%	17.9%	15.6%	17.8%
Amortization of intangible assets – software	1.4%	1.2%	1.4%	1.1%

Total costs of revenue	57.1%	59.7%	55.1%	60.5%

Sales and marketing	32.3%	37.0%	31.1%	34.8%
General and administrative	13.0%	14.2%	13.4%	14.1%
Excess occupancy income, net	(1.3%)	(1.8%)	(1.2%)	(1.7%)
Amortization of intangible assets – other	1.4%	3.1%	1.3%	3.1%

Total costs and expenses	102.5%	112.2%	99.7%	110.8%

Income (loss) from operations	(2.5%)	(12.2%)	0.3%	(10.8%)

Interest income and other, net	1.9%	5.0%	2.6%	5.8%

Income (loss) before provision for income taxes	(0.6%)	(7.2%)	2.9%	(5.0%)

Provision for income taxes	(0.7%)	(0.3%)	(1.3%)	(0.8%)

Net income (loss)	(1.3%)	(7.5%)	1.6%	(5.8%)

Our net loss decreased by approximately $1.0 million, from a net loss of $1.3 million for the three months ended March 31, 2008 to net loss of $258,000 for the three months ended March 31, 2009. The decrease was mainly attributable to the increase of approximately $1.9 million, or 11%, in total net revenue with approximately $1.3 million attributable to increases in our ratable licenses revenue as a result of our SIGOS products and services. Total costs and expenses for the three and six months ended March 31, 2009 reflects an expense of $601,000 related to the cancellation in March 2009 of our Chief Executive Officer’s option to purchase 400,000 shares of our common stock at $14.99 per share, which was approximately 67% vested at the date of cancellation. Another option granted to our Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No expense was recorded for this cancellation given that the options were fully vested at the date of the cancellation. Since the expense is stock-based compensation, such increased expense was allocated to each department. Other factors impacting net loss include:
•	Increase of $272,000, or 1%, in total costs and expenses, from approximately $19.8 million for the three months ended March 31, 2008 to approximately $20.1 million for the three months ended March 31, 2009.
o	Of the increase, $528,000 was associated with higher direct costs of ratable licenses primarily attributable to higher ratable license revenue

o	$224,000 of the increase was attributable to higher operations costs associated with higher professional fees and personnel costs associated with higher headcount associated with the acquisition of Zandan in the third quarter of fiscal 2008.

o	Decrease in direct costs of professional services of $299,000 attributable to lower personnel costs.

o	Decrease in sales and marketing costs of $212,000 attributable to lower spending on marketing programs and tradeshow events.
•	Decrease in net interest income and other of $511,000 due to reduction in interest income attributable to lower cash balances and lower interest rates during the three months ended March 31, 2009 as compared to March 31, 2008.
Our net income increased by approximately $2.7 million, from a net loss of $2.1 million for the six months ended March 31, 2008 to net income of $628,000 for the six months ended March 31, 2009. The increase was mainly attributable to the increase of approximately $4.8 million, or 14%, in total net revenue, with approximately $3.4 million attributable to increases in our ratable licenses revenue as a result of our SIGOS products and services.
Other factors impacting net income include:
•	Increase of $906,000, or 2%, in total costs and expenses, from approximately $39.2 million for the six months ended March 31, 2008 to approximately $40.1 million for the six months ended March 31, 2009.
o	Of the increase, $413,000 was associated with higher direct costs of ratable licenses primarily attributable to higher ratable license revenue.

o	$383,000 of the increase was attributable to higher operations costs associated with higher professional fees and personnel costs associated with higher headcount associated with the acquisition of Zandan in the third quarter of fiscal 2008.

o	$383,000 of the increase was attributable to higher general and administrative expenses primarily related to additional headcount.

o	Decrease in direct costs of professional services of $426,000 attributable to lower personnel costs.

o	Decrease in net interest income and other of $988,000 due to reduction in interest income attributable to lower cash balances and lower interest rates during the six months ended March 31, 2009 as compared to March 31, 2008.
Net Revenue

For the three months ended March 31	2009	2008	% Change
	(in thousands)
Subscription services	$11,341	$11,092	2%
Ratable licenses	5,915	4,605	28%
Professional services	2,308	1,937	19%

Total revenue, net	$19,564	$17,634	11%

For the six months ended March 31	2009	2008	% Change
Subscription services	$22,814	$21,964	4%
Ratable licenses	11,958	8,607	39%
Professional services	5,429	4,783	14%

Total revenue, net	$40,201	$35,354	14%

Subscription Services. Net revenue from subscription services increased by $249,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase in subscription services revenue for the three months ended March 31, 2009 was mainly attributable to increased sales of our multiple page/broadband subscription services of $811,000 and mobile services of $354,000, offset by a decrease in our single-page device subscription services of $811,000.

Net revenue from subscription services increased $850,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The increase in subscription services revenue for the six months ended March 31, 2009 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $2.1 million and mobile services of $823,000, offset by a decrease in our single-page device subscription services of approximately $1.9 million.
Ratable licenses. Net revenue from ratable licenses increased by approximately $1.3 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Net revenue from ratable licenses increased by approximately $3.4 million for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The increases in ratable licenses revenue for the three and six months ended March 31, 2009 were mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. Net revenue from these sales is being recognized in revenue over the maintenance period for each contract which is typically twelve to thirty-six months. We expect revenue growth for ratable licenses will be much less than experienced in prior quarters. This is primarily attributable to the amount of revenue being recognized from prior periods normalizing with new sales contracts that will be amortized over twelve to thirty-six months as well as the weakening of the dollar against the Euro in the future compared to prior quarters.
Professional Services. Net revenue from professional services increased by $371,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The increase in professional services revenue for the three months ended March 31, 2009 was mainly attributable to increased contributions from new customers of our professional services engagements. Net revenue from professional services increased by $646,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The increase in professional services revenue for the six months ended March 31, 2009 was mainly attributable to increased contributions from our internet professional services engagements related to preparing websites for the holiday shopping season and new customers.
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
Financial Industry Scorecards	X		X
LoadPro			X
NetMechanic	X
Performance Scoreboard	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebEffective	X		X
Web Site Perspective	X
Voice Perspective	X		X

Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X

The following table summarizes Internet and Mobile services net revenue:

			%
For the Three Months Ended March 31,	2009	2008	Change
	(In thousands)
Internet Subscriptions	$9,333	$9,438	(1%)
Internet Engagements	2,308	1,937	19%

Total Internet net revenue	11,641	11,375	2%

Mobile Subscription	2,008	1,654	21%
Mobile Ratable Licenses	5,915	4,605	28%

Total Mobile net revenue	7,923	6,259	27%

Total net revenue	$19,564	$17,634	11%

			%
For the Six Months Ended March 31,	2009	2008	Change
	(In thousands)
Internet Subscriptions	$18,997	$18,970	0%
Internet Engagements	5,429	4,783	14%

Total Internet net revenue	24,426	23,753	3%

Mobile Subscription	3,817	2,994	27%
Mobile Ratable Licenses	11,958	8,607	39%

Total Mobile net revenue	15,775	11,601	36%

Total net revenue	$40,201	$35,354	14%

Internet net revenue increased by $266,000 for the three months ended March 31, 2009 compared to three months ended March 31, 2008. Internet net revenue represented 60% and 65% of total net revenue for the three months ended March 31, 2009 and 2008 respectively. Internet net revenue increased by $673,000 for the six months ended March 31, 2009 compared to six months ended March 31, 2008. Internet net revenue represented 61% and 67% of total net revenue for the six months ended March 31, 2009 and 2008, respectively. The increases in internet net revenue in absolute dollars for the three and six months ended March 31, 2009 were mainly attributable to increased contribution of $811,000 and approximately $2.1 million, respectively, from our multiple-page/broadband services and $371,000 and $646,000, respectively from our internet engagements which consists of our load testing, VOIP and enterprise solutions engagements. The increase in total internet net revenue was offset by a decline of $811,000 and approximately $1.9 million, respectively, from our single-page/single device subscriptions.
Mobile net revenue increased by approximately $1.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Mobile net revenue represented 40% and 35% of total net revenue for the three months ended March 31, 2009 and 2008, respectively. Mobile net revenue increased by approximately $4.2 million for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. Mobile net revenue represented 39% and 33% of total net revenue for the six months ended March 31, 2009 and 2008, respectively. The increases for the three and six months ended March 31, 2009 were mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. The increase was also attributable to increased contribution from our mobile subscription services.
For the three months and six months ended March 31, 2009 and 2008, no single customer accounted for 11% of total net revenue. As of March 31, 2009, one customer accounted for 11% of total accounts receivable. As of September 30, 2008, one customer accounted for 11% of total accounts receivable. International sales were approximately 44% and 40% of total net revenue for the three months ended March 31, 2009 and 2008, respectively. International sales were approximately 43% and 38% of total net revenue for the six months ended March 31, 2009 and 2008, respectively.

Expenses:
Direct Costs of Subscription Services, Ratable Licenses and Professional Services

For the three months ended March 31:	2009	2008	% Change
	(In thousands)
Direct costs of subscription services	$2,319	$2,225	4%
Direct costs of ratable licenses	$1,639	$1,111	48%
Direct costs of professional services	$1,495	$1,794	(17)%

For the six months ended March 31:	2009	2008	% Change
	(In thousands)
Direct costs of subscription services	$4,575	$4,336	6%
Direct costs of ratable licenses	$3,127	$2,714	15%
Direct costs of professional services	$3,173	$3,599	(12)%
Direct Costs of Subscription Services. Direct costs of subscription services consist of connection fees to telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and mobile subscription services. Direct costs of subscription services increased by $94,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and represented 20% of subscription services net revenue for each of the three months ended March 31, 2008 and 2007.
Direct costs of subscription services increased by $239,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008, and represented 20% of subscription services revenue for each of the six months ended March 31, 2009 and 2008. The increase was mainly attributable to the increase in bandwidth and connection fees related to our multi-page measurements.
The increases for the three and six months ended March 31, 2009 were mainly attributable to the increase in bandwidth and connection fees related to our multi-page measurements. We do not anticipate that direct costs of subscription services for the third quarter of fiscal 2009 will change significantly in absolute dollars compared to the second quarter of fiscal 2009.
Direct Costs of Ratable Licenses. Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses increased by $528,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and represented 28% and 24% of ratable licenses revenue for the three months ended March 31, 2009 and 2008, respectively.
Direct costs of ratable licenses increased by $413,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 and represented 26% and 32% of ratable licenses revenue for the six months ended March 31, 2009 and 2008, respectively.
The cost of the test equipment as part of each new customer contract is expensed ratably over the same initial twelve to thirty-six month period as the ratable licenses revenue to which it is associated. The increases in direct costs of ratable licenses in absolute dollars for the three and six months ended March 31, 2009 were primarily due to higher ratable licences revenue. In addition, the increase as a percentage of the ratable license revenue for the three months ended March 31, 2009 was mainly attributable to increased personnel costs associated with additional headcount and higher travel expenses. The decrease as a percentage of the ratable license revenue for the six months ended March 31, 2009 was related to a higher amount of revenue being recognized in the six months ended March 31, 2009 for maintenance renewals that did not have any significant associated direct costs for test equipment.
Direct Costs of Professional Services. Direct costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our CEM engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by $299,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, and represented 65% and 93% of professional services revenue for the three months ended March 31, 2009 and 2008, respectively.

Direct costs of professional services decreased by $426,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008, and represented 58% and 75% of professional services revenue for the six months ended March 31, 2009 and 2008, respectively.
The decreases in costs of professional services for the three months and six months ended March 31, 2009 were primarily due to lower personnel related costs associated with our CEM services due to stringent cost containment. We anticipate that direct costs of professional services for the third quarter of fiscal 2009 will decrease in absolute dollars compared to the second quarter of fiscal 2009 due to reductions in compensation-related costs.
Development

For the three months ended March 31:	2009	2008	% Change
	(In thousands)
Development	$3,191	$3,160	1%

For the six months ended March 31:	2009	2008	% Change
	(In thousands)
Development	$6,274	$6,293	(0.3)%
Development expenses consist primarily of personnel related costs, external contractors and other costs associated with the development of our products and services. Development expenses increased by $31,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Development expenses decreased by $19,000 for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The increase in development costs for the three months ended March 31, 2009 was primarily due to an increase in personnel costs due to additional headcount. The decrease in development costs for the six months ended March 31, 2009 was mainly attributable to lower consulting costs. To date, all internal development expenses have been expensed as incurred. We anticipate that development expenses for the third quarter of fiscal 2009 in absolute dollars will decline compared to the second quarter of fiscal 2009 due to reductions in compensation-related costs.
Operations

For the three months ended March 31:	2009	2008	% Change
	(In thousands)
Operations	$2,248	$2,024	11%

For the six months ended March 31:	2009	2008	% Change
	(In thousands)
Operations	$4,410	$4,027	10%
Operations expenses consist primarily of compensation and related expenses for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses increased by $224,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Our operations expenses increased by $383,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The increase in operations expenses for the three and six months ended March 31, 2008 was primarily attributable to cost associated with our new data center that was completed in the third quarter of fiscal year 2008. We believe that operations expenses for the third quarter of fiscal 2009 will decrease in absolute dollars compared to the second quarter of fiscal 2009 due to reductions in compensation-related costs.

Sales and Marketing

For the three months ended March 31:	2009	2008	% Change
	(In thousands)
Sales and marketing	$6,317	$6,529	(3%)

For the six months ended March 31:	2009	2008	% Change
	(In thousands)
Sales and marketing	$12,497	$12,296	2%
Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased by approximately $212,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The decrease in sales and marketing costs for the three months ended March 31, 2009 was mainly attributable to lower spending on marketing programs and tradeshow events. To a lesser extent, the decrease in sales and marketing was attributable to the costs associated with our annual sales club event that typically occurs in the second quarter of the fiscal year. However, due to the weak economic conditions in fiscal 2009, this event was not held.
Sales and marketing expenses increased by approximately $201,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The increase in sales and marketing expenses reflected our continued investment primarily in additional personnel from 89 at the beginning of the first quarter of fiscal 2008 to 94 at the end of the second quarter of fiscal 2009. We believe that sales and marketing expenses for the third quarter of fiscal 2009 will decrease in absolute dollars compared to the second quarter of fiscal 2009 due to initiatives to reduce compensation-related costs.
General and Administrative

For the three months ended March 31:	2009	2008	% Change
	(In thousands)
General and administrative	$2,551	$2,501	2%

For the six months ended March 31:	2009	2008	% Change
	(In thousands)
General and administrative	$5,371	$4,988	8%
General and administrative expenses consist primarily of compensation and related costs, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses increased $50,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. General and administrative expenses increased $383,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The increase in expenses was mainly attributable to additional personnel costs associated with additional headcount and higher consulting and professional services fees. We believe that general and administrative expenses for the third quarter of fiscal 2009 will decrease in absolute dollars compared to the second quarter of fiscal 2009 due to initiatives to reduce compensation-related costs.

Excess Occupancy Income

	2009	2008	% Change
	(In thousands)
For the three months ended March 31:
Rental income	$(647)	$(643)	1%
Rental and other expenses	396	334	19%

Excess occupancy income	$(251)	$(309)	(19)%

For the six months ended March 31:
Rental income	$(1,274)	$(1,250)	2%
Rental and other expenses	803	660	22%

Excess occupancy income	$(471)	$(590)	(20)%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based on the actual square footage available for lease to third parties, which was approximately 75% and 60% for the three and six months ended March 31, 2009 and 2008, respectively. The decrease in excess occupancy income for the three and six months ended March 31, 2009 as compared to the three and six months ended March 31, 2008 was primarily due to the net expenses related to depreciation, property taxes and insurance. We expect the excess occupancy income in the third quarter of 2009 will be comparable to the second quarter of fiscal 2009.
Amortization of Identifiable Intangible Assets

	2009	2008	% Change
	(In thousands)
For the three months ended March 31:
Amortization of identifiable intangible assets — software	$288	$211	36%
Amortization of identifiable intangible assets — other	263	542	(51)%

Total amortization of identifiable intangible assets	$551	$753	(27)%

For the six months ended March 31:
Amortization of identifiable intangible assets — software	$576	$416	38%
Amortization of identifiable intangible assets — other	532	1,079	(51)%

Amortization of identifiable intangible assets	$1,108	$1,495	(26)%

Total amortization of identifiable intangible assets decreased by $202,000 and $387,000 for the three and six months ended March 31, 2009 as compared to the three and six months ended March 31, 2008. The decrease in total amortization is due to certain intangibles becoming fully amortized in the second half of fiscal 2008, offset by increase in amortization associated with intangible assets purchased in the Zandan acquisition that occurred in April 2008. Amortization of intangible assets — software mainly relates to developed technology related to our SIGOS SITE system and is reflected in direct costs of revenue in our condensed consolidated statements of operations.
We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At March 31, 2009, we had a remaining balance of approximately $7.1 million of identifiable intangible assets that are being amortized over a three to six and one half-year expected life. We expect the amortization of identifiable intangible assets to be approximately $758,000 for the third quarter of fiscal 2009, assuming no additional acquisitions or impairment charges.

We expect the remaining carrying value of the identifiable intangible assets as of March 31, 2009, as listed in the table below, will be fully amortized by September 2012 (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
Net carrying value at March 31, 2009	$5,372	$44	$907	$752	$19	$55	$7,149
Interest Income and Other Income (Expenses), Net

	2009	2008	% Change
	(In thousands)
For the three months ended March 31:
Interest income	$254	$807	(69)%
Interest expense and other income	116	74	57%

Interest income and other income (expenses), net	$370	$881	(58)%

For the six months ended March 31:
Interest income	$587	$2,092	(72)%
Interest expense and other income (expense)	456	(61)	(848)%

Interest income and other income (expenses), net	$1,043	$2,031	(49)%

Interest income and other income (expenses), net decreased $511,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Interest income and other income (expenses), net decreased $988,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008. The decreases for the three and six months ended March 31, 2009 in comparison to the same periods in 2008 were due to interest income earned on lower cash balances and lower interest rates. We expect that interest income and other income (expenses), net, for the third quarter of fiscal 2009 will be approximately $250,000, absent any additional transactions, and assuming no material changes in interest rates, foreign exchange rate, and currently planned uses of cash.
Provision for Income Taxes

	2009	2008	% Change
	(In thousands)
For the three months ended March 31:
Provision for income taxes	$132	$45	193%

For the six months ended March 31:
Provision for income taxes	$552	$289	91%
Our effective tax rate for the three months ended March 31, 2009 and 2008 was approximately (105)% and (4)%, respectively. Our effective tax rate for the six months ended March 31, 2009 and 2008 was approximately 47% and (16)%, respectively. The rate for the three and six months ended March 31, 2009 and 2008 differs from the 35 percent U.S. federal statutory rate primarily due to the relative mix of foreign and domestic earnings and the fact that a portion of the earnings are being taxed in the U.S. where we have a low effective tax rate due to utilization of valuation allowance against current year projected income.
Stock-based Compensation Expense
Stock-based compensation expense, which is included in cost of revenue and operating expenses by category, was approximately $1.6 million and approximately $1.2 million for the three months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense was approximately $2.6 million and approximately $2.3 million for the six months ended March 31, 2009 and 2008, respectively.

Stock-based compensation expense increased by $436,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Stock-based compensation expense increased by $377,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.
Stock-based compensation expense during the three and six months ended March 31, 2009 reflects an expense of $601,000 related to the cancellation in March 2009 of our Chief Executive Officer’s option to purchase 400,000 shares of our common stock at $14.99 per share, which was approximately 67% vested at the date of cancellation. Another option granted to our Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No expense was recorded for this cancellation given that the options were fully vested at the date of the cancellation.
The following table summarizes stock-based compensation related to employee stock options and employee stock purchase plan purchases under SFAS 123R which was allocated as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Direct costs of ratable licenses	$27	$66	$24	$$115
Direct costs of professional services	214	124	326	239
Development	344	274	574	504
Operations	210	178	333	323
Sales and marketing	566	413	930	740
General and administrative	235	105	450	339

Stock-based compensation expense related to stock options and employee stock purchase plans	$1,596	$1,160	$2,637	$2,260

Liquidity and Capital Resources

	March 31,	September 30,
	2009	2008
	(In thousands)
Cash, cash equivalents and short-term investments	$50,948	$49,331
Accounts receivable, net	$5,958	$7,316
Working capital	$32,867	$27,108
Days sales in accounts receivable (DSO) (a)	27	32

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

The DSO’s presented in the table above reflect the three months ended March 31, 2009 and September 30, 2008.

	2009	2008
	(In thousands)
For the six months ended March 31
Cash provided by operating activities	$3,269	$2,857
Cash provided by investing activities	$813	$45,590
Cash provided by (used in) financing activities	$1,418	$(55,914)
Cash, cash equivalents and short-term investments
As of March 31, 2009, we had approximately $50.8 million in cash and cash equivalents and approximately $172,000 in short-term investments, for a total of approximately $50.9 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market mutual funds and other money market securities with original maturities of three months or less.

Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.
For the six months ended March 31, 2009, net cash provided by operating activities was approximately $3.3 million. Net cash provided was mainly due to net income of $628,000, adjusted for $6.7 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $4.0 million net decrease in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization and stock-based compensation expenses and bad debt and billing adjustment reserves. The net decrease in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $6.7 million, and an increase in prepaids and other assets of $530,000. The change in accounts payable and accrued expenses during the half of fiscal 2009 was mainly attributed to tax payments to the German authorities for taxes associated with prior operations and with the IP migration strategy that occurred in 2008. Accounts receivables decreased by $948,000 during the first half of fiscal 2009 mainly due to higher collections for the period as evidenced by our lower DSO of 27 days for the second quarter of 2009 as compared to 32 days for the quarter ended September 30, 2008.
Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the six months ended March 31, 2009, net cash provided by our investing activities was approximately $813,000. We received approximately $2.4 million of cash from the net sales of short-term investments. We also utilized $1.4 million to purchase property and equipment, primarily for our production infrastructure and information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash used in financing activities
The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. For the six months ended March 31, 2009, net cash used in financing activities was approximately $1.4 million, which was primarily due to proceeds from the issuance of common stock and the exercise of stock options of $1.4 million.
Commitments
As of March 31, 2009, our principal commitments consisted of approximately $3.8 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in October 2017. Additionally, we had contingent commitments ranging in length from one to thirty-five months to bandwidth and collocation providers amounting to $1.9 million, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration.
As of March 31, 2009, we have outstanding guarantees to customers and vendors totaling $166,000 in one of our foreign subsidiaries . The guarantees can only be executed upon agreement by both the customer or vendor and us. The guarantees are secured by an unsecured line of credit of $1.3 million that has not been drawn as of March 31, 2009.
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, decreases in customers or renewals, decreases in revenue or changes in the value of our short-term investments. If, after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the term of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of adoption of FSP SFAS 157-2, the Company will adopt SFAS 157 for all nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP SFAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009, which will be our third quarter of 2009. We are currently evaluating the potential impact, if any, of the application of FSP SFAS No. 157-2 and FSP SFAS No. 157-4 on our consolidated financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the impact, if any, that SFAS No. 161 may have on our consolidated financial position, results of operations and cash flows.
In April 2008, the FASB released FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP No. 142-3 on our consolidated financial position, results of operations and cash flows.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective beginning November 15, 2008. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The adoption of

SFAS No. 162 had no effect on our consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009, which will be our third quarter of 2009. We are currently evaluating the potential impact, if any, of the application of FSP FAS No. 115-2 and FAS No. 124-2 on our consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, “Interim Financial Reporting”. FSP FAS No. 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the potential impact, if any, of the application of FSP FAS No. 107-1 and APB 28-1 on our consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS No. 141(R)-1 on our consolidated financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels as of March 31, 2009, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by $117,000 on an annualized basis.
Foreign Currency Fluctuations. A majority of our revenue and expenses are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Revenue derived from customers outside of the United States, which are billed from our headquarters, in San Mateo, CA, and have the U.S. dollar as the functional currency is collected in foreign currencies. Revenue derived from customers outside of the United States, which are billed from our Nuremberg, Germany office are typically billed in Euros. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Interest and Other Expenses” in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $121,000 and $80,000 for the three months ended March 31, 2009 and 2008, respectively. Net foreign exchange transaction gains (losses) totaled $430,000 and ($53,000) for the six months ended March 31, 2009 and 2008, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of our present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this tentative settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court. We believe that we have meritorious defenses to these claims. If the settlement is not approved by the Court and the litigation continues against us, we would continue to defend against this action vigorously.
In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. On March 31, 2009, the plaintiff filed a notice of appeal of the District Court’s order.
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
     We may not be able to sustain GAAP profitability in the future. We have incurred net losses on a GAAP basis in each of our last three fiscal years. As of March 31, 2009, we had an accumulated deficit of approximately $142.6 million. If we are not able to increase our revenues, it may be difficult to sustain profitability in light of current economic conditions. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2009, we had approximately $7.1 million of net identifiable intangible assets and approximately $62.1 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense in accordance with SFAS No. 123R “Share Based Payment”, the cost of stock-based awards. As a result, we may not be able to sustain profitability.
The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services as well as obtaining new customers.
     To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our Internet and Mobile services. In addition, we must increase sales of additional services to new and existing customers. Our customers have no obligation to renew our products and services after the term and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. Our customer renewal rates and renewal prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.
Renewals by existing customers or purchases of our services by new customers is limited as companies limit or reduce their technology spending in response to the significant global economic downturn. We have experienced and could continue to experience reduced spending, cancellations, non-renewals and/or reductions in service levels. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of products or services they purchase from us for any reason, our revenue could decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.
Our business could be harmed by adverse economic conditions or reduced spending on information technology.
     Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services. The decrease in consumer demand could have a variety of negative effects on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairments of our assets.
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
     The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial declines and volatility that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have 14.3 million shares outstanding at March 31, 2009, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.
     We had $62.1 million of goodwill recorded on our condensed consolidated balance sheet as of March 31, 2009. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in the fair value of the Company and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review, at September 30, of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.

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
     Revenue from our Mobile services has increased from approximately $11.6 million for the six months ended March 31, 2008 to approximately $15.8 million for the six months ended March 31, 2009. We also experienced increased bookings during the same period. We cannot assure you that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; currency rates; adverse global economic conditions; and we may not be able to successfully compete against current or new competitors in this area. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile services.
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
     In addition, Hewlett-Packard’s acquisition of Mercury Interactive could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Hewlett-Packard may find additional uses for services of Mercury Interactive which compete with our services, and as a result of its acquisition of Mercury Interactive, it may not promote our services.
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
     Our ten largest customers accounted for approximately 36% and 31% of our total net revenue for the six months ended March 31, 2009 and 2008. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.
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
     The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels and has pressured the solvency of some financial institutions. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some of these financial institutions fail, we would likely have a limited ability to quickly access our cash deposited with such institutions. If we are unable to quickly access such funds, we may need to increase our use of our lines of credit or access more expensive credit, if available. If we are unable to access our cash or if we access existing or additional credit or are unable to access additional credit, it could have a negative impact on our operations.
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
     Professional services revenue represented approximately 14% of total net revenue for both the six months ended March 31, 2009 and 2008, respectively. While professional services revenue has increased in absolute dollars in the first quarter of fiscal 2009, professional services revenue has been declining on an annual basis. In addition, professional services revenue has decreased as a percentage of total net revenue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business which includes our operating results could be harmed if we cannot increase our professional services revenue.
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
     Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations centers are damaged, this could disrupt our services, which could impair our ability to retain existing customers or attract new customers.
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
     International sales were approximately 43% and 38% our total net revenue for the six months ended March 31, 2009 and 2008, respectively. We expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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

If we need to raise additional capital and are unable to do so, our business could be harmed.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	We held our Annual Meeting of Stockholders on March 6, 2009. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities and Exchange Act.

(b)	The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of directors were as indicated:
(1)	Holders of our common stock voted to elect seven directors, each to service until his or her successor has been elected and qualified or until his or her earlier resignation or removal as follows:

	For	Against	Withheld	Non-Vote
Umang Gupta	13,398,786	—	88,912	—

David Cowan	13,394,854	—	86,844	—

Deborah Rieman	13,397,327	—	84,371	—

Mohan Gyani	13,280,415	—	201,283	—

Raymond L. Ocampo Jr.	13,437,022	—	44,676	—

Jennifer Bolt	13,397,677	—	84,021	—

Charles M. Boesenberg	12,647,006	—	834,692	—

(2)	Holders of our common stock voted to approve amendments to our 1999 Equity Incentive Plan to extend its term to December, 2011 as follows:

For	7,431,516	Against	4,951,127	Abstain	7,635	Non-Vote	1,091,421

(3)	Holders of our common stock voted to approve amendments to our 1999 Employee Stock Purchase Plan to extend its term by ten years as follows:

For	12,098,326	Against	284,538	Abstain	7,414	Non-Vote	1,091,421

(4)	Holders of our common stock voted to ratify the appointment of Deloitte & Touche LLP as our auditors for the fiscal year ending September 30, 2009.

For	13,463,513	Against	7,830	Abstain	10,355	Non-Vote	—

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 8th day of May 2009.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA

Umang Gupta
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ ANDREW HAMER

Andrew Hamer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)