Form 10-Q
period 2009-06-30
KEYNOTE SYSTEMS INC
filed 2009-08-10
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 3 , 2009

Common Stock, $.001 par value	14,490,566 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	September 30,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$45,280	$42,546
Short-term investments	10,705	6,785

Total cash, cash equivalents, and short-term investments	55,985	49,331
Accounts receivable, less allowance for doubtful accounts of $116 and $118, at June 30, 2009 and September 30, 2008, respectively, and less billing allowance of $105 and $150 at June 30, 2009 and September 30, 2008, respectively	6,090	7,316
Prepaids, deferred costs and other current assets	4,158	2,909
Inventories	876	1,081
Deferred tax assets	1,036	1,042

Total current assets	68,145	61,679
Deferred costs and other long term assets	2,433	2,788
Property, equipment and software, net	34,898	36,405
Goodwill	64,326	64,396
Identifiable intangible assets, net	6,723	8,430
Deferred tax assets	1,711	2,146

Total assets	$178,236	$175,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$586	$2,505
Accrued expenses	8,227	12,767
Current portion of capital lease obligation	14	14
Notes payable	—	256
Deferred revenue	19,613	19,029

Total current liabilities	28,440	34,571
Long-term portion of capital lease obligation	5	17
Deferred rent and other long-term liabilities	2,242	2,605
Long-term deferred revenue	1,806	904
Long-term deferred tax liability	297	236

Total liabilities	32,790	38,333

Commitments and contingencies — see Note 13
Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	280,983	275,316
Accumulated deficit	(140,487)	(143,207)
Accumulated other comprehensive income	4,936	5,388

Total stockholders’ equity	145,446	137,511

Total liabilities and stockholders’ equity	$178,236	$175,844

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue:

Subscription services	$11,455	$11,441	$34,269	$33,405
Ratable licenses	6,390	6,426	18,348	15,033
Professional services	2,324	2,631	7,753	7,414

Total revenue, net	20,169	20,498	60,370	55,852

Costs and expenses:
Costs of revenue
Direct costs of subscription services	2,098	2,235	6,673	6,571
Direct costs of ratable licenses	1,424	1,526	4,551	4,240
Direct costs of professional services	1,293	1,762	4,466	5,361
Development	2,863	3,232	9,137	9,525
Operations	1,943	2,270	6,353	6,297
Amortization of intangible assets — software	290	281	866	697

Total costs of revenue	9,911	11,306	32,046	32,691
Sales and marketing	5,665	6,697	18,162	18,993
General and administrative	2,346	2,834	7,717	7,822
Excess occupancy income	(258)	(297)	(729)	(887)
Amortization of intangible assets — other	259	568	791	1,647

Total costs and expenses	17,923	21,108	57,987	60,266

Income (loss) from operations	2,246	(610)	2,383	(4,414)
Interest income	157	463	744	2,555
Other income (expenses)	(53)	(120)	403	(181)

Income (loss) before provision for income taxes	2,350	(267)	3,530	(2,040)
Provision for income taxes	(258)	(140)	(810)	(429)

Net income (loss)	$2,092	$(407)	$2,720	$(2,469)

Net income (loss) per share:
Basic	$0.15	$(0.03)	$0.19	$(0.15)

Diluted	$0.15	$(0.03)	$0.19	$(0.15)

Shares used in computing basic and diluted net income (loss) per share:
Basic	14,378	13,747	14,274	16,039
Diluted	14,403	13,747	14,321	16,039
See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,720	$(2,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,864	3,808
Stock-based compensation	3,400	3,386
Impairment of short-term investment	—	98
Charges to bad debt and billing adjustment reserves	254	189
Amortization (accretion) of debt investment premium (discount)	3	(423)
Amortization of identifiable intangible assets	1,657	2,344
Amortization of prepaid tax asset	326	—
Collection of tax credit receivable within deferred tax assets	489	—
Deferred tax provision	40	—
Changes in operating assets and liabilities:
Accounts receivable	907	(1,253)
Inventories	198	(55)
Prepaids, deferred costs and other assets	(1,442)	(457)
Accounts payable and accrued expenses	(6,441)	(1,246)
Deferred revenue	1,445	457

Net cash provided by operating activities	7,420	4,379

Cash flows from investing activities:
Purchases of property, equipment and software	(2,596)	(3,987)
Payment of acquisition costs for Zandan S.A.	(170)	(640)
Maturities and sales of short-term investments	12,364	84,260
Purchases of short-term investments	(15,918)	(23,101)

Net cash provided by (used in) investing activities	(6,320)	56,532

Cash flows from financing activities:
Repayment of credit facilities	(12)	(21)
Payment of notes payable	(248)	—
Proceeds from issuance of common stock and exercise of stock options	2,282	3,857
Repurchase of outstanding common stock	—	(60,070)

Net cash provided by (used in) financing activities	2,022	(56,234)

Effect of exchange rate changes on cash and cash equivalents	(388)	2,096

Net change in cash and cash equivalents	2,734	6,773
Cash and cash equivalents at beginning of the period	42,546	42,875

Cash and cash equivalents at end of the period	$45,280	$49,648

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$4,276	$1,068

Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$23	$372

Retirement of treasury stock	$—	$61,073

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     (1) Basis of Presentation
The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and the results of operations and cash flows for the interim periods ended June 30, 2009 and 2008.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing allowance, inventories and inventory valuation, allocation of purchase price for business combinations, useful lives of property, equipment and software and intangible assets, asset impairments, the fair values of options granted under the Company’s stock-based compensation plans and valuation allowance for deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.
Correction of Classification of Short-Term Investments
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended September 30, 2008, and the condensed consolidated financial statements for the quarters ended December 31, 2008 and March 31, 2009, management determined that certain fixed term deposits previously reported as cash and cash equivalents should have been classified as short-term investments. Consequently, cash and cash equivalents as of September 30, 2008 included in the condensed consolidated balance sheet herein has been reduced by approximately $4.2 million, to a corrected balance of $42.6 million, from the balance of cash and cash equivalents of approximately $46.8 million previously reported. Correspondingly, the balance of short-term investments in the Company’s consolidated balance sheet as of September 30, 2008 has been increased from approximately $2.6 million, as previously reported, to $6.8 million. The correction in classification did not impact the total balance of cash, cash equivalents and short-term investments previously reported in the Company’s consolidated balance sheet as of September 30, 2008. The Company’s investment in the fixed term deposits requiring correction in classification commenced in the fourth quarter of 2008; therefore, there is no other impact of this correction in the accompanying condensed consolidated financial statements.
Similar corrections in classifications will be made in future filings of the Company’s Form 10-K for the year ending September 30, 2009 and Forms 10-Q for the quarters ending December 31, 2009 and March 31, 2010, which will reduce cash and cash equivalents reported in the statements of cash flows as of September 30, 2008, December 31, 2008 and March 31, 2009 and reduce the amounts previously reported for net cash provided by investing activities in the consolidated and condensed consolidated statements of cash flows, as follows: a reduction of $4.6 million, from $52.7 million to $48.1 million for the year ended September 30, 2008; a reduction of $9.9 million, from $1.5 million to $(8.4) million for the three months ended December 31, 2008; and a reduction of $5.9 million, from $813,000 to $(5.1) million for the six months ended March 31, 2009. The reclassifications will also impact the amounts previously reported for the effect of exchange rate changes on cash and cash equivalents, as follows: an increase of $378,000 from $(147,000) to $231,000 for the year ended September 30, 2008; a decrease of $565,000 from $(328,000) to $(893,000) the three months ended December 31, 2008; and an increase of $191,000 from $(1.5) million to $(1.3) million for the six months ended March 31, 2009.

Recently Adopted Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which establishes standards for accounting for and disclosing subsequent events which occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending on or after June 15, 2009. In accordance with SFAS No. 165, the Company evaluated subsequent events through the time the financial statements were issued on August 7, 2009.
Fair Value Measurements
Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results.
During the first quarter of fiscal 2009, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS No. 159 but has not elected the fair value option for any eligible financial instruments. Refer to Note 5, “Fair Value Measurements” of this Form 10-Q for additional information on the adoption of SFAS No. 157 and SFAS No. 159.
During the third quarter of fiscal 2009, the Company adopted FASB Staff Position (“FSP”) FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, “Interim Financial Reporting”. FSP FAS No. 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have an impact on the Company’s consolidated financial position, results of operations and cash flows. Refer to Note 5, “Fair Value Measurements” of this Form 10-Q for additional information on the adoption of FSP FAS No. 107-1 and APB 28-1.
During the third quarter of fiscal 2009, the Company adopted FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The adoption of FSP FAS No. 157-4 did not impact the Company’s consolidated financial position, results of operations and cash flows.
During the third quarter of fiscal 2009, the Company adopted FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 had no impact on the Company’s consolidated financial position, results of operations and cash flows. Refer to Note 6, “Cash, Cash Equivalents, and Short-Term Investments” of this Form 10-Q for additional information on the adoption of FSP FAS No. 115-2 and FAS No. 124-2.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2. “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”). FSP FAS No. 157-2 delays effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to fiscal years beginning after November 15, 2008 for all non-financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which will be the Company’s first quarter of fiscal 2010.
In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represents distressed sales. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009, which was the Company’s third quarter of 2009. The adoption of FSP FAS No. 157-4 had no impact on the Company’s consolidated financial position, results of operations and cash flows.
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
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”. SFAS No. 168 establishes that the FASB Accounting Standards Codification (“the Codification”) will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the fourth quarter of 2009. As the Codification is not intended to change or alter existing U.S. GAAP, management does not expect SFAS No. 168 to have any impact on the Company’s consolidated financial statements.

Stock Based Compensation
(a) Summary of Plans
As of June 30, 2009, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. On March 6, 2009, the stockholders of the Company approved the extension of the Incentive Plan until December 31, 2011. The Incentive Plan had been scheduled to expire in June 2009. As of June 30, 2009, options to purchase approximately 4.9 million shares were outstanding under the Incentive Plan, and approximately 1.3 million shares were available for future issuance under the Incentive Plan.
As of June 30, 2009, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. On March 6, 2009, the stockholders of the Company also approved the extension of the Purchase Plan until June 2019. The Purchase Plan had been scheduled to expire in June 2009. As of June 30, 2009, approximately 1.0 million shares had been issued under the Purchase Plan, and approximately 363,000 shares remain for future issuance.
(b) Summary of Assumptions and Activity
The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted and stock purchase rights under the equity incentive plans are as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Stock Option Under Equity Incentive Plan:
Volatility	46.8%	36.0%	42.9%	34.0%
Risk free interest rate	1.9%	3.0%	2.2%	3.2%
Expected life (in years)	4.5	4.3	4.5	4.4
Dividend yield	—	—	—	—
Employee Stock Purchase Plan:
Volatility	58.4%	40.1%	53.4%	34.9%
Risk free interest rate	0.6%	2.1%	1.2%	3.0%
Expected life (in years)	1.25	1.25	1.25	1.25
Dividend yield	—	—	—	—
A summary of option activity for the nine months ended June 30, 2009, is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at September 30, 2008	5,948	$14.67	6.5	$10,820
Granted	67	10.16
Exercised	(231)	7.08
Forfeited or canceled	(824)	12.97
Expired	(56)	36.12

Outstanding at June 30, 2009	4,904	11.62	5.9	68

Vested and expected to vest at June 30, 2009	4,687	11.60	5.8	67
Exercisable at June 30, 2009	3,735	11.54	5.3	65

The weighted average grant-date fair value of options granted during the nine months ended June 30, 2009 was $3.57 per share. The aggregate intrinsic value of options exercised during the three and nine months ended June 30, 2009 was approximately $36,000 and $839,000, respectively.
As of June 30, 2009, there was approximately $2.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested share-based compensation (nonvested stock options) arrangements as determined using the Black-Scholes option valuation model. That cost is expected to be recognized over the next four fiscal years (or a weighted average period of 2.0 years).
For the nine months ended June 30, 2009, stock-based compensation expense includes a $601,000 expense related to the cancellation in March 2009 of the Company’s Chief Executive Officer’s option to purchase 400,000 shares of its common stock at $14.99 per share, which was approximately 67% vested at the date of cancellation. Another option granted to the Company’s Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No additional expense was recorded for this cancellation given that the options were fully vested at the date of the cancellation.
Excess Occupancy Income
Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based upon actual square footage available to lease to third parties, which was approximately 79% for the three and nine months ended June 30, 2009 and 60% for the three and nine months ended June 30, 2008. Rental income was approximately $652,000 and $633,000 for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009 and 2008, rental income was each approximately $1.9 million, respectively. Rental income was greater than the excess occupancy costs, thus generating an excess occupancy income. As of June 30, 2009, the Company had leased space to 13 tenants of which 12 had noncancellable operating leases, which expire on various dates through 2014. At June 30, 2009, future minimum rents receivable under the leases, are as follows (in thousands):

Fiscal years:
2009 (remaining three months)	$691
2010	2,495
2011	2,423
2012	1,722
2013	218
2014	88

Total future minimum rents receivable	$7,637

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
     The Company’s WebEffective service can be sold on a subscription basis or as part of a professional services engagement. The Company recognizes revenue from the use of its WebEffective service that is sold on a subscription basis ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue. The Company recognizes revenue from the use of its WebEffective service as part of a professional services engagement and revenue is recorded as professional services revenue. In addition, the Company’s LoadPro Services can be sold either as a subscription or on an engagement basis. When LoadPro services are used by customers on a self-service basis, such revenue is recorded as subscription services revenue.
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
(3) Other Comprehensive Income (Loss) and Foreign Currency Translation
The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on short-term investments and foreign currency translation. The unrealized gains and losses on short-term investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, the United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expenses) in the condensed consolidated statements of operations as incurred totaled ($51,000) for each of the three months ended June 30, 2009 and 2008. Gains (losses) from foreign currency transactions were $379,000 and ($105,000) for the nine months ended June 30, 2009 and 2008, respectively.

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$2,092	$(407)	$2,720	$(2,469)
Net unrealized gain (loss) on available-for-sale investments	1	(36)	13	18
Foreign currency translation gain (loss)	3,518	(119)	(465)	5,299

Other comprehensive income (loss)	$5,611	$(562)	$2,268	$2,848

The Company did not record deferred taxes on unrealized gains (losses) on its investment, as the Company intends to hold this investment to maturity. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.
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
SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into the following three levels:
•	Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$23,373	$—	$—	$23,373
Short-term investments:
Real estate funds	183	—	—	183
Fixed term deposits	—	10,522	—	10,522

Total assets measured at fair value	$23,556	$10,522	$—	$34,078

The Company’s investments in money market funds are measured at fair value on a recurring basis. Its money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments are classified as Level 1. Investments in fixed term deposits are held at financial institutions with maturity dates ranging from three months to a year.
For accounts receivable and accounts payable, the carrying amount approximates the fair value because of the short-term maturity of the instruments.
(6) Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less to be cash equivalents in accordance with SFAS No. 95, “Statement of Cash Flows”.
The Company classifies all of its short-term investments as available-for-sale. These investments mature or reset in one year or less as of the balance sheet dates, and consist of investment-grade corporate securities and fixed term deposits held at banks. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification.
The following table summarizes the Company’s cash and cash equivalents as of June 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$21,907	$—	$—	$21,907
Money market mutual funds	23,373	—	—	23,373

Total	$45,280	$—	$—	$45,280

The following table summarizes the Company’s short-term investments in investment-grade debt securities and fixed term deposits as of June 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Real estate mutual funds	$170	$13	$—	$183

Fixed term deposits	10,522	—	—	10,522

Total	$10,692	$13	$—	$10,705

There was no impairment charge for the three and nine months ended June 30, 2009 and the three months ended June 30, 2008. The Company recorded an impairment charge of $98,000 for the nine months ended June 30, 2008.
(7) Consolidated Financial Statement Details
The following tables show the Company’s Condensed Consolidated Financial Statement details as of June 30, 2009 and September 30, 2008 (in thousands):
Prepaids, Deferred Costs and Other Current Assets:

	June 30, 2009	September 30, 2008
Prepaid expenses	$1,909	$1,332
Income tax receivable	1,215	—
Deferred costs of revenue	703	749
Other assets	277	576
Security deposits, advances, and interest receivable	54	252

Total	$4,158	$2,909

Property, equipment, and software:

	June 30, 2009	September 30, 2008
Land and buildings	$35,992	$35,789
Computer equipment and software	28,420	27,094
Furniture and fixtures	1,879	1,839
Leasehold and building improvements	1,068	1,170
Construction in progress	371	288

Total	67,730	66,180
Less accumulated depreciation and amortization	(32,832)	(29,775)

Total	$34,898	$36,405

Deferred Costs and Other Long-Term Assets:

	June 30, 2009	September 30, 2008
Prepaid tax asset	$1,055	$1,429
Deferred costs of revenue	519	563
Tenant rent receivable	280	312
Deposits	248	162
Prepaid expenses	331	322

Total	$2,433	$2,788

Accrued Expenses:

	June 30, 2009	September 30, 2008
Accrued employee compensation	$3,284	$3,476
Accrued audit and professional fees	296	641
Income and other taxes	721	3,635
Other accrued expenses	3,926	5,015

Total	$8,227	$12,767

Notes Payable:

	June 30, 2009	September 30, 2008
Notes payable	$—	$256

As a result of acquiring all outstanding shares of Zandan (see Note 11), the Company assumed a loan agreement that Zandan entered into in 2007, with Oseo BDPME, a French State Bank of Innovation, to borrow approximately €182,000 or $243,000 to meet general working capital requirements. Amounts borrowed under this agreement are secured by Zandan’s 2005 research tax credit receivable in the amount of approximately €288,000 or $383,000. Amounts borrowed bear a variable interest based upon the Euro Overnight Interest Average rate of the month plus 3.8%. In accordance with the loan agreement, the loan and related interest was repaid when the Company received its 2005 research tax credit payment which occurred in the third quarter of fiscal 2009.
(8) Inventories
Inventories related to SIGOS SITE systems were $876,000 as of June 30, 2009 and approximately $1.1 million as of September 30, 2008. Inventories primarily relate to direct costs associated with finished goods hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. Current selling prices are primarily used for measuring any potential declines in market value below cost. Any adjustment for market value decreases is charged to cost of ratable licenses at the point management deems that the market value has declined. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of its product. Inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles.
(9) Goodwill and Identifiable Intangible Assets
The following table represents the changes in goodwill during the nine months ended June 30, 2009 (in thousands):

Balance at September 30, 2008	$64,396
Additional goodwill for the acquisition of Zandan S.A. (Note 11)	90
Translation adjustments	(160)

Balance at June 30, 2009	$64,326

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
Although there was a decline in the market capitalization of the Company, as well as comparable companies, during the quarter ended June 30, 2009, the Company concluded that there were no triggering events as of June 30, 2009 which would require a formal impairment analysis of the carrying value of goodwill. In making this determination, management considered the carrying value of the Company’s stockholders’ equity as compared with the Company’s market capitalization and the implied control premium to reconcile these amounts. Management also considered the Company’s historical and forecasted revenues and operating results. Management believes that the recent decline in the Company’s market capitalization is not due to any fundamental change or adverse events in the Company’s operations. Accordingly, the Company has not recognized any impairment of its goodwill in the accompanying condensed consolidated financial statements. The Company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on its market capitalization. Management will perform an impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets,” and could record an impairment charge to write down goodwill to its fair value as of September 30, 2009. Any such charge could be significant and accordingly, would have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.
Identifiable intangible assets amounted to approximately $6.7 million (net of accumulated amortization of approximately $22.8 million) and approximately $8.4 million (net of accumulated amortization of approximately $21.1 million) at June 30, 2009 and September 30, 2008, respectively. The components of identifiable intangible assets are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of June 30, 2009
Gross carrying value	$8,017	$11,844	$8,108	$1,391	$39	$116	$29,515
Accumulated amortization	(2,966)	(11,817)	(7,249)	(676)	(21)	(63)	(22,792)

Net carrying value at June 30, 2009	$5,051	$27	$859	$715	$18	$53	$6,723

As of September 30, 2008:
Gross carrying value	$8,039	$11,845	$8,104	$1,392	$39	$117	$29,536
Accumulated amortization	(1,790)	(11,767)	(6,952)	(532)	(16)	(49)	(21,106)

Net carrying value at September 30, 2008	$6,249	$78	$1,152	$860	$23	$68	$8,430

Amortization expense for identifiable intangible assets for the three months ended June 30, 2009 and 2008 was $549,000 and $849,000, respectively. Amortization expense for identifiable intangible assets for the nine months ended June 30, 2009 and 2008 was approximately $1.7 million and approximately $2.3 million, respectively. Amortization of developed technology related to software was $290,000 and $281,000 for the three months ended June 30, 2009 and 2008, respectively. Amortization of developed technology related to software was $866,000 and $697,000 for the nine months ended June 30, 2009 and 2008, respectively. These amounts were recorded to costs of revenue.
The estimated future amortization expense for existing identifiable intangible assets as of June 30, 2009 is as follows (in thousands):

Fiscal years:	Total
2009 (remaining three months)	$630
2010	2,508
2011	2,265
2012	1,320

Total	$6,723

Weighted-average remaining useful life as of June 30, 2009 (years)	2.8

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
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008
Numerator
Net income (loss)	$2,092	$(407)	$2,720	$(2,469)

Denominator:
Denominator for basic net income (loss) per share - weighted average shares	14,378	13,747	14,274	16,039
Effect of dilutive stock options	25	—	47	—

Denominator for diluted net income (loss) per share - weighted average shares	14,403	13,747	14,321	16,039

Basic net income (loss) per share	$0.15	$(0.03)	$0.19	$(0.15)
Diluted net income (loss) per share	$0.15	$(0.03)	$0.19	$(0.15)
For the three months ended June 30, 2009 and 2008, approximately 4.6 million and 6.0 million options outstanding, respectively, were excluded from the computation of diluted net loss per share since their effect would have been antidilutive. For the nine months ended June 30, 2009 and 2008, approximately 5.0 million and 5.8 million options outstanding, respectively, were excluded from the computation of diluted net income per share since their effect would have been antidilutive.
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
During the three months ended December 31, 2008, the Company received a tax bill of €113,000 or $158,000 from URSAFF (French social contribution authority) related to Zandan’s social tax declarations between late calendar year 2006 and early calendar year 2007. Since this amount related to a pre-acquisition liability, the Company recorded the liability of $158,000 with an offsetting increase to goodwill. During the three months ended March 31, 2009, the Company paid the tax liabilities.

During the three months ended March 31, 2009, the Company recorded an increase of €51,000 or $68,000 to long term deferred tax assets and an offsetting decrease to goodwill primarily related to a pre-acquisition research tax credit.
(12) Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 was 11% and (52)%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2009 and 2008 was 23% and (21)%, respectively. The rate for the three months and nine months ended June 30, 2009 differs from the 35 percent U.S. federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the U.S. where the Company has a low effective tax rate due to utilization of net operating loss carryforwards. The Company is also amortizing the tax on the sale of intangibles from its German entity to the U.S. entity. The Company is accruing approximately $100,000 of tax per quarter. This tax will be amortized through October, 2011. The rate for the three months and nine months ended June 30, 2008 differs from the 35 percent U.S. federal statutory rate primarily due to the fact that the Company did not benefit from losses incurred in the United States.
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
At September 30, 2007, the Company determined that the projected sources of future taxable income in the United States were not considered to be sufficient to support any of the deferred tax assets located in the United States. Therefore, the Company established a valuation allowance against all of the deferred tax assets related to the United States. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be reduced, which would reduce the effective tax rate and deferred tax expense, and the paid-in-capital. In the event that management determines that the valuation allowance should be reduced, the tax effect could be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to US domestic taxes and to foreign, in particular German, taxes separately. SFAS No. 123R has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and shares purchased from the employee stock purchase plan, which have no associated tax benefit to the Company. In a future period it is possible that a tax benefit would be realized on these options, at which time the tax rate may be reduced as a result.
The Company adopted the provisions of FIN 48 on October 1, 2007. As of June 30, 2009, the total amount of gross unrecognized benefits was $5,998,000. Included in this balance was approximately $1,827,000 of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The unrecognized tax benefits increased by $100,000 and decreased by $408,000 during the three and nine months ended June 30, 2009, respectively.
It is possible that the amount of liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were insignificant for the three and nine months ended June 30, 2009.
Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, Canada, United Kingdom, Netherlands and Germany. Tax years 1994 – 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

(13) Commitments and Contingencies
     (A) Leases
The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through October 2017. As of June 30, 2009, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Fiscal year:
2009 (remaining three months)	$246	$4
2010	912	16
2011	718	—
2012	527	—
2013	422	—
Thereafter	792	—

Total minimum lease payments	$3,617	20

Less amounts representing interest		(1)

Present value of minimum lease payments		19
Less current portion of capital lease obligation		(14)

Long-term portion of capital lease obligation		$5

Rent expense for the three months ended June, 2009 and 2008 was approximately $303,000 and $343,000, respectively. Rent expense for the nine months ended June 30, 2009 and 2008 was approximately $937,000 and $842,000, respectively.
     (B) Commitments
The Company has contingent commitments, which range in length from one to thirty-five months, to bandwidth and collocation providers amounting to approximately $1.8 million, which commitments become due if the Company terminates any of these agreements prior to their expiration.
As of June 30, 2009, the Company has outstanding guarantees totaling $135,000 in one of its foreign subsidiaries, to customers and vendors. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit of approximately $1.4 million that has not been drawn as of June 30, 2009.
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
The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. The District Court has scheduled a final approval hearing for September 10, 2009. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. Although the parties have reached a settlement agreement that has been preliminarily approved, there can be no guarantee that it will receivefinal approval from the District Court. The Company believes that it has meritorious defenses to these claims. If the settlement is not approved by the Court and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

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
     (D) Warranties
The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of June 30, 2009 or September 30, 2008, as costs to replace or correct product are generally reimbursable under the manufacturer’s warranty.
     (E) Indemnification
The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2009 and September 30, 2008 in the condensed consolidated balance sheets.
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
Financial Industry Scorecards	X		X
LoadPro	X		X
NetMechanic	X
Performance Scoreboard	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebEffective	X		X
Web Site Perspective	X
Voice Perspective	X		X

Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
The following table summarizes Internet and Mobile services net revenue (in thousands):

	Three Months Ended June 30,
	2009	2008
Internet Subscriptions	$9,403	$9,529
Internet Engagements	2,324	2,631

Total Internet net revenue	11,727	12,160

Mobile Subscription	2,052	1,912
Mobile Ratable Licenses	6,390	6,426

Total Mobile net revenue	8,442	8,338

Total net revenue	$20,169	$20,498

	Nine Months Ended June 30,
	2009	2008
Internet Subscriptions	$28,400	$28,499
Internet Engagements	7,753	7,414

Total Internet net revenue	36,153	35,913

Mobile Subscription	5,869	4,906
Mobile Ratable Licenses	18,348	15,033

Total Mobile net revenue	24,217	19,939

Total net revenue	$60,370	$55,852

Information regarding geographic areas is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
United States	$10,969	$11,241	$33,949	$33,023
Europe*	6,623	7,844	18,962	18,955
Other**	2,577	1,413	7,459	3,874

Total net revenue	$20,169	$20,498	$60,370	$55,852

*	One individual country represents 10% of total net revenue, for the three months ended June 30, 2009.

**	No individual country represents more than 10% of total net revenue.

	June 30,	September 30,
	2009	2008
|	|
Long Lived Assets:
United States	$33,936	$35,317
Germany	956	1,062
Other	6	26

	$34,898	$36,405

Revenue is attributable to countries based on the geographic location of the customers. Long-lived assets are attributed to the geographic location in which they are located. The Company includes in long-lived assets all tangible assets. Long-lived assets in Germany include tangible assets related to the acquisition of SIGOS.
For the three months ended June 30, 2009 and the nine months ended June 30, 2009 and 2008, no single customer accounted for 10% or more of total net revenue. For the three months ended June 30, 2008, one customer accounted for approximately 13% of total net revenue. As of June 30, 2009, one customer accounted for 12% of total accounts receivable. As of September 30, 2008, one customer accounted for 11% of total accounts receivable.
(15) Subsequent Events
We have evaluated subsequent events through August 7, 2009, the day our condensed consolidated financial statements for the third quarter of 2009 were issued and concluded there are no additional disclosures required.

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
As of June 30, 2009, we measured approximately 17,500 Internet pages, as compared to 13,900 Internet pages as of June 30, 2008.
For the three months ended June 30, 2009 and 2008, our 10 largest customers accounted for approximately 34% and 38% of total revenue, respectively. For the nine months ended June 30, 2009 and 2008, our 10 largest customers accounted for approximately 33% of total revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•	Revenue recognition

•	Allowance for doubtful accounts and billing allowance

•	Inventories and inventory valuation

•	Allocation of purchase price for business combinations

•	Goodwill, identifiable intangible assets and long-lived assets – Impairment assessments

•	Stock-based compensation

•	Income taxes, deferred income taxes and deferred income tax liabilities
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
WebEffective service is sold on a subscription basis or as part of a professional services engagement. We recognize revenue from the use of our WebEffective service that is sold on a subscription basis ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue. We recognize revenue from the use of our WebEffective service as part of a professional services engagement and revenue is recorded as professional services revenue. In addition, our LoadPro Services can be sold either as a subscription or on an engagement basis. When our LoadPro services are used by customers on a self-service basis, such revenue is recorded as subscription services revenue.
Ratable Licenses Revenue: Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and minor consulting services associated with SIGOS SITE as a result of our acquisition of SIGOS Systemintegration GmbH (“Keynote SIGOS”) in the third quarter of fiscal 2006. We frequently enter into multiple element arrangements with mobile customers for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of SOP 97-2, and EITF 03-5. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers only purchase the software and hardware as a package, with payments due upon delivery of this hardware and software package.
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
The table below represents the balances of gross deferred revenue (short-term and long-term aggregated) as of June 30, 2009 and September 30, 2008. Unpaid deferred revenue that has an associated accounts receivable balance as of the balance sheet dates is added back to net deferred revenue, resulting in gross deferred revenue. The amount of unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any unpaid deferred revenue associated with such accounts receivable.

	Domestic	International	Total
Net deferred revenue	$6,296	$15,123	$21,419
Addback: unpaid deferred revenue	1,400	2,819	4,219

Gross deferred revenue at June 30, 2009	$7,696	$17,942	$25,638

Net deferred revenue	$5,982	$13,951	$19,933
Addback: unpaid deferred revenue	2,425	2,331	4,756

Gross deferred revenue at September 30, 2008	$8,407	$16,282	$24,689

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
Inventories and Inventory Valuation
Inventories related to SIGOS SITE systems were approximately $876,000 as of June 30, 2009, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes of future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to direct cost of ratable licenses at the point of market value decline.
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

Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence. Our products are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the three and nine months ended June 30, 2009 and 2008, we did not experience any write-down of inventories.
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
We continually apply our judgment when performing these evaluations to determine the timing of the testing, the undiscounted net cash flows used to assess recoverability of the intangible assets and the fair value of the asset group.
We performed an annual goodwill and long lived assets impairment review during the fourth quarter in fiscal 2006, 2007, and 2008. We did not record an impairment charge based on our reviews. The goodwill recorded on the condensed consolidated balance sheet as of June 30, 2009 was approximately $64.3 million as compared to $64.4 million as of September 30, 2008.
Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. Given the continuing deterioration of economic conditions, we evaluated if there were any triggering events that would indicate an interim impairment analysis of our goodwill balances during the three months ended June 30, 2009. There was a decline in the market capitalization of our company, as well as comparable companies, during the three months ended June 30, 2009. We concluded that there were no triggering events as of June 30, 2009 which would require a formal impairment analysis of the carrying value of goodwill. In making this determination, we considered the carrying value of our stockholders’ equity as compared with our market capitalization and the implied control premium to reconcile these amounts. We also considered our historical and forecasted revenue and operating results. We believe that the recent decline in our market capitalization is not due to any fundamental change or adverse events in our company’s operations. Accordingly, we have not recognized any impairment charge of goodwill in the accompanying condensed consolidated financial statements. We will continue to monitor our economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on our market capitalization. We will be performing an impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets,” on September 30, 2009 and could record an impairment charge to write down goodwill to its fair value. Any such charge could be significant and, accordingly, would have a material impact on our financial position and results of operations, but would not be expected to have a material adverse effect on our cash flows from operations.

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
Income Taxes, Deferred Income Tax Assets and Deferred Income Tax Liabilities
We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recoverable from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a period, our deferred tax expense increases. If a valuation allowance is decreased, deferred tax expense may be reduced, or paid in capital may be increased, depending on the nature and source of the deferred tax assets. This analysis is applied on a jurisdiction by jurisdiction basis.
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
Comparison of the Three and Nine Months Ended June 30, 2009 and 2008

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenue:
Subscription services	56.8%	55.8%	56.8%	59.8%
Ratable licenses	31.7%	31.4%	30.4%	26.9%
Professional services	11.5%	12.8%	12.8%	13.3%

Total revenue, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Costs of revenue:
Direct costs of subscription services	10.4%	10.9%	11.1%	11.8%
Direct costs of ratable licenses	7.1%	7.4%	7.5%	7.6%
Direct costs of professional services	6.4%	8.6%	7.4%	9.6%
Operations	9.6%	11.1%	10.6%	11.3%
Development	14.2%	15.8%	15.1%	17.1%
Amortization of intangible assets – software	1.4%	1.4%	1.4%	1.2%

Total costs of revenue	49.1%	55.2%	53.1%	58.6%

Sales and marketing	28.1%	32.7%	30.1%	34.0%
General and administrative	11.6%	13.8%	12.8%	14.0%
Excess occupancy income, net	(1.3)%	(1.5)%	(1.2)%	(1.6)%
Amortization of intangible assets – other	1.3%	2.8%	1.3%	2.9%

Total costs and expenses	88.8%	103.0%	96.1%	107.9%

Income (loss) from operations	11.2%	(3.0)%	3.9%	(7.9)%

Interest income and other, net	0.5%	1.7%	1.9%	4.3%

Income (loss) before provision for income taxes	11.7%	(1.3)%	5.8%	(3.6)%

Provision for income taxes	(1.3)%	(0.7)%	(1.3)%	(0.8)%

Net income (loss)	10.4%	(2.0)%	4.5%	(4.4)%

Our net income increased by approximately $2.5 million, or 614%, from a net loss of $407,000 for the three months ended June 30, 2008 to net income of approximately $2.1 million for the three months ended June 30, 2009. The increase in net income for the three months ended June 30, 2009 was mainly attributable to strong cost containment efforts associated with salary reductions of approximately $1.6 million across our domestic workforce, and to a lesser extent lower spending on external consultants.

Our net income increased by approximately $5.2 million or 210%, from a net loss of approximately $2.5 million for the nine months ended June 30, 2008 to net income of approximately $2.7 million for the nine months ended June 30, 2009. The increase was mainly attributable to the increase of approximately $4.5 million, or 8%, in total net revenue, with approximately $3.3 million attributable to increases in our ratable licenses revenue as a result of our SIGOS products and services, and to strong cost containment efforts associated with salary reductions between 7% and 10% across our domestic workforce and lower spending on external consultants and marketing expenses.
Other factors impacting net income include:
•	Decrease of approximately $2.3 million, or 4%, in total costs and expenses, from approximately $60.3 million for the nine months ended June 30, 2008 to approximately $58.0 million for the nine months ended June 30, 2009 primarily attributable to strong cost containment efforts associated with approximately $1.0 million of lower personnel related costs, lower spending on external consultants of $259,000 and marketing programs of $437,000.

•	Decrease of approximately $1.2 million in net interest income and other due to reduction in interest income attributable to lower cash balances and lower interest rates during the nine months ended June 30, 2009 as compared to June 30, 2008.
Net Revenue

For the three months ended June 30	2009	2008	% Change
	(in thousands)
Subscription services	$11,455	$11,441	0%
Ratable licenses	6,390	6,426	(1)%
Professional services	2,324	2,631	(12)%

Total revenue, net	$20,169	$20,498	(2)%

For the nine months ended June 30	2009	2008	%Change

Subscription services	$34,269	$33,405	3%
Ratable licenses	18,348	15,033	22%
Professional services	7,753	7,414	5%

Total revenue, net	$60,370	$55,852	8%

Subscription Services. Net revenue from subscription services increased by $14,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The increase in subscription services revenue for the three months ended June 30, 2009 was mainly attributable to increased sales of our multiple page/broadband subscription services of $412,000 and mobile services of $140,000, offset by a decrease in our single-page device subscription services of $398,000 and $134,000 in our WebEffective subscription services.
Net revenue from subscription services increased $864,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. The increase in subscription services revenue for the nine months ended June 30, 2009 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $2.5 million and mobile services of $963,000, offset by a decrease in our single-page device subscription services of approximately $2.3 million and $368,000 in our WebEffective subscription services.
Ratable licenses. Net revenue from ratable licenses decreased by $36,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Ratable licenses revenue is generated by our SIGOS subsidiary located in Germany. As such, the revenue is subject to foreign exchange fluctuation. While ratable licenses revenue denominated in Euros grew by 15% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, ratable licenses revenue in US dollars remained relatively flat due to an unfavorable impact from foreign exchange.
Net revenue from ratable licenses increased by approximately $3.3 million for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. The increases in ratable licenses revenue were mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements, offset by an unfavorable impact from foreign exchange. Net revenue from these sales is being recognized in revenue over the maintenance period for each contract which is typically twelve to thirty-six months. We expect revenue growth for ratable licenses will be much less than experienced in prior quarters. This is primarily attributable to the amount of revenue being recognized from prior periods normalizing with new sales contracts that will be amortized over twelve to thirty-six months as well as the weakening of the dollar against the Euro in the future compared to prior quarters.
Professional Services. Net revenue from professional services decreased by $307,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease in professional services revenue for the three months ended June 30, 2009 was mainly attributable to continued decreased contributions from our CEM professional services engagement of $425,000, offset by increased contributions of approximately $116,000 from our load testing engagements. Net revenue from professional services increased by $339,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. The increase in professional services revenue for the nine months ended June 30, 2009 was mainly attributable to increased contributions of $950,000 from our load testing and enterprise solutions engagements related to preparing websites for the holiday shopping season and other events and new customers, offset by continued decreased contribution of $610,000 related to our CEM professional engagements.
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
Financial Industry Scorecards	X		X
LoadPro	X		X
NetMechanic	X
Performance Scoreboard	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebEffective	X		X
Web Site Perspective	X
Voice Perspective	X		X

Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X

The following table summarizes Internet and Mobile services net revenue:

For the Three Months Ended June 30,	2009	2008	% Change
	(In thousands)
Internet Subscriptions	$9,403	$9,529	(1)%
Internet Engagements	2,324	2,631	(12)%

Total Internet net revenue	11,727	12,160	(4)%

Mobile Subscription	2,052	1,912	7%
Mobile Ratable Licenses	6,390	6,426	(1)%

Total Mobile net revenue	8,442	8,338	1%

Total net revenue	$20,169	$20,498	(2)%

For the Nine Months Ended June 30,	2009	2008	% Change
	(In thousands)
Internet Subscriptions	$28,400	$28,499	0%
Internet Engagements	7,753	7,414	5%

Total Internet net revenue	36,153	35,913	1%

Mobile Subscription	5,869	4,906	20%
Mobile Ratable Licenses	18,348	15,033	22%

Total Mobile net revenue	24,217	19,939	21%

Total net revenue	$60,370	$55,852	8%

Internet net revenue decreased by $433,000 for the three months ended June 30, 2009 compared to three months ended June 30, 2008. Internet net revenue represented 58% and 59% of total net revenue for the three months ended June 30, 2009 and 2008 respectively. The decrease in internet net revenue in absolute dollars for the three months ended June 30, 2009 was attributable mainly to decreased contribution from our CEM professional services engagement of $425,000, single-page device subscription services of $398,000 and our WebEffective subscription services of $134,000, offset by increased contributions of $412,000 from our multiple page/broadband subscription services and $116,000 from our load test engagements.
Internet net revenue increased by $240,000 for the nine months ended June 30, 2009 compared to nine months ended June 30, 2008. Internet net revenue represented 60% and 64% of total net revenue for the nine months ended June 30, 2009 and 2008, respectively. The increase in internet net revenue in absolute dollars for the nine months ended June 30, 2009 was mainly attributable to increased contribution of our multiple page/broadband subscription services of approximately $2.5 million and $950,000 from our load testing and enterprise solutions engagements, offset by a decrease in our single-page device subscription services of approximately $2.3 million, decreased contribution of $610,000 from our CEM engagements, and $368,000 in our WebEffective subscription services.
Mobile net revenue increased by approximately $104,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Mobile net revenue represented 42% and 41% of total net revenue for the three months ended June 30, 2009 and 2008, respectively. Mobile revenue increased by approximately $4.3 million for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. Mobile net revenue represented 40% and 36% of total net revenue for the nine months ended June 30, 2009 and 2008, respectively. The increases in absolute dollars for the three and nine months ended June 30, 2009 were mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. The increase was also attributable to increased contribution from our mobile subscription services.
For the three months June 30, 2009 and nine months ended June 30, 2009 and 2008, no single customer accounted for more than 10% of total net revenue. For the three months ended June 30, 2008, one customer accounted for approximately 13% of total net revenue.

As of June 30, 2009, one customer accounted for 12% of total accounts receivable. As of September 30, 2008, one customer accounted for 11% of total accounts receivable. International sales were approximately 46% and 45% of total net revenue for the three months ended June 30, 2009 and 2008, respectively. International sales were approximately 44% and 41% of total net revenue for the nine months ended June 30, 2009 and 2008, respectively.
Expenses:
Direct Costs of Subscription Services, Ratable Licenses and Professional Services

For the three months ended June 30:	2009	2008	% Change
	(In thousands)
Direct costs of subscription services	$2,098	$2,235	(6)%
Direct costs of ratable licenses	$1,424	$1,526	(7)%
Direct costs of professional services	$1,293	$1,762	(27)%

For the nine months ended June 30:	2009	2008	% Change
	(In thousands)
Direct costs of subscription services	$6,673	$6,571	2%
Direct costs of ratable licenses	$4,551	$4,240	7%
Direct costs of professional services	$4,466	$5,361	(17)%
Direct Costs of Subscription Services. Direct costs of subscription services consist of connection fees to telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and mobile subscription services. Direct costs of subscription services decreased by $137,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and represented 18% and 20% of subscription services net revenue for the three months ended June 30, 2009 and 2008, respectively. The decrease in absolute dollars was mainly attributable to decreased bandwidth and connection fees resulting from consolidation and/or elimination of certain agent locations as part of our cost containment efforts.
Direct costs of subscription services increased by $102,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008, and represented 19% and 20% of subscription services revenue for the nine months ended June 30, 2009 and 2008, respectively. The increase in absolute dollars was mainly attributable to the increase in bandwidth and connection fees related to our multi-page measurements.
We do not anticipate that direct costs of subscription services for the fourth quarter of fiscal 2009 will change significantly in absolute dollars compared to the third quarter of fiscal 2009.
Direct Costs of Ratable Licenses. Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses decreased by $102,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 and represented 22% and 24% of ratable licenses revenue for the three months ended June 30, 2009 and 2008, respectively.
Direct costs of ratable licenses increased by $311,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 and represented 25% and 28% of ratable licenses revenue for the nine months ended June 30, 2009 and 2008, respectively.
The cost of the test equipment as part of each new customer contract is expensed ratably over the same initial twelve to thirty-six month period as the ratable licenses revenue to which it is associated. While direct costs of ratable licenses denominated in Euros grew by 2% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, direct costs of ratable licenses in absolute dollars in US dollars decreased mainly attributable to foreign exchange impacts.

The increases in direct costs of ratable licenses in absolute dollars were mainly attributable to higher ratable licenses revenue. In addition, the decreases as a percentage of the ratable license revenue for the three and nine months ended June 30, 2009 were related to a higher amount of revenue being recognized in the nine months ended June 30, 2009 for maintenance renewals and software upgrades that do not have any significant associated direct costs for test equipment.
Direct Costs of Professional Services. Direct costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our CEM engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by $469,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, and represented 56% and 67% of professional services revenue for the three months ended June 30, 2009 and 2008, respectively.
Direct costs of professional services decreased by $895,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008, and represented 58% and 72% of professional services revenue for the nine months ended June 30, 2009 and 2008, respectively.
The decreases in costs of professional services for the three months and nine months ended June 30, 2009 were primarily due to lower personnel related costs associated with our CEM services due to stringent cost containment. We do not anticipate that direct costs of professional services for the fourth quarter of fiscal 2009 will change significantly in absolute dollars compared to the third quarter of fiscal 2009.
Development

For the three months ended June 30:	2009	2008	% Change
	(In thousands)
Development	$2,863	$3,232	(11)%

For the nine months ended June 30:	2009	2008	% Change
	(In thousands)
Development	$9,137	$9,525	(4)%
Development expenses consist primarily of personnel related costs, external contractors and other costs associated with the development of our products and services. Development expenses decreased by $369,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Development expenses decreased by $388,000 for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. The decrease in development costs for the three and nine months ended June 30, 2009 was primarily due to reductions in compensation- related cost. In addition, the decrease in development costs for the nine months ended June 30, 2009 was attributable to lower consulting costs. To date, all internal development expenses have been expensed as incurred. We anticipate that development expenses for the fourth quarter of fiscal 2009 will increase in absolute dollars compared to the third quarter of fiscal 2009 due to higher consulting expenses.
Operations

For the three months ended June 30:	2009	2008	% Change
	(In thousands)
Operations	$1,943	$2,270	(14)%

For the nine months ended June 30:	2009	2008	% Change
	(In thousands)
Operations	$6,353	$6,297	1%
Operations expenses consist primarily of compensation and related expenses for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services.

Our operations expenses decreased by $327,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to strong cost containment through reductions in compensation-related costs. Our operations expenses increased by $56,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. Operations expenses for the nine months ended June 30, 2009 was comparable to the nine months ended June 30, 2008. We do not anticipate that operations expenses for the fourth quarter of fiscal 2009 will change significantly in absolute dollars compared to the third quarter of fiscal 2009.
Sales and Marketing

For the three months ended June 30:	2009	2008	% Change
	(In thousands)
Sales and marketing	$5,665	$6,697	(15)%

For the nine months ended June 30:	2009	2008	% Change
	(In thousands)
Sales and marketing	$18,162	$18,993	(4)%
Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses decreased by approximately $1.0 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily due to $701,000 of lower personnel costs, and to lesser extent, lower spending on marketing programs and trade show events of $161,000.
Sales and marketing expenses decreased by approximately $831,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. The decreases in sales and marketing expenses for the nine months ended June 30, 2009 were primarily attributable to strong cost containment that resulted in lower spending on marketing programs and tradeshow events of $437,000, and to a lesser extent a reduction of personnel related costs and head count of $274,000. We do not believe that sales and marketing expenses for the fourth quarter of fiscal 2009 will change significantly in absolute dollars compared to the third quarter of fiscal 2009.
General and Administrative

For the three months ended June 30:	2009	2008	% Change
	(In thousands)
General and administrative	$2,346	$2,834	(17)%

For the nine months ended June 30:	2009	2008	% Change
	(In thousands)
General and administrative	$7,717	$7,822	(1)%
General and administrative expenses consist primarily of compensation and related costs, accounting, legal and administrative expenses, insurance, professional service fees and other general corporate expenses. General and administrative expenses decreased $488,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease in general and administrative expenses was mainly attributable to strong cost controls that resulted in a $121,000 reduction in compensation-related costs and lower spending on professional services of $297,000.
General and administrative expenses decreased $105,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. The decrease in expenses was mainly attributable to reductions in professional services. We anticipate that general and administrative expenses for the fourth quarter of fiscal 2009 will increase in absolute dollars compared to the third quarter of fiscal 2009 due to audit and other professional fees associated with our year-end audit.

Excess Occupancy Income

	2009	2008	% Change
	(In thousands)
For the three months ended June 30:
Rental income	$(652)	$(633)	3%
Rental and other expenses	394	336	17%

Excess occupancy income	$(258)	$(297)	(13)%

For the nine months ended June 30:
Rental income	$(1,926)	$(1,882)	2%
Rental and other expenses	1,197	995	20%

Excess occupancy income	$(729)	$(887)	(18)%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based on the actual square footage available for lease to third parties, which were approximately 79% and 60% for the three and nine months ended June 30, 2009 and 2008, respectively. The decrease in excess occupancy income for the three and nine months ended June 30, 2009 as compared to the three and nine months ended June 30, 2008 was primarily due to the net expenses related to depreciation, property taxes and insurance. We expect the excess occupancy income in the fourth quarter of 2009 will be comparable to the third quarter of fiscal 2009.
Amortization of Identifiable Intangible Assets

	2009	2008	% Change
	(In thousands)
For the three months ended June 30:
Amortization of identifiable intangible assets - software	$290	$281	3%
Amortization of identifiable intangible assets - other	259	568	(54)%

Total amortization of identifiable intangible assets	$549	$849	(35)%

For the nine months ended June 30:
Amortization of identifiable intangible assets - software	$866	$697	24%
Amortization of identifiable intangible assets - other	791	1,647	(52)%

Amortization of identifiable intangible assets	$1,657	$2,344	(29)%

Total amortization of identifiable intangible assets decreased by $300,000 and $687,000 for the three and nine months ended June 30, 2009 as compared to the three and nine months ended June 30, 2008. The decrease in total amortization is due to certain intangibles becoming fully amortized in the second half of fiscal 2008, offset by increase in amortization associated with intangible assets purchased in the Zandan acquisition that occurred in April 2008. Amortization of intangible assets – software mainly relates to developed technology related to our SIGOS SITE system and is reflected in direct costs of revenue in our condensed consolidated statements of operations.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At June 30, 2009, we had a remaining balance of approximately $6.7 million of identifiable intangible assets that are being amortized over a three to six and one half-year expected life. We expect the amortization of identifiable intangible assets to be approximately $630,000 for the fourth quarter of fiscal 2009, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of June 30, 2009, as listed in the table below, will be fully amortized by September 2012 (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
Net carrying value at June 30, 2009	$5,051	$27	$859	$715	$18	$53	$6,723
Interest Income and Other Income (Expenses), Net

	2009	2008	% Change
	(In thousands)
For the three months ended June 30:
Interest income	$157	$463	(66)%
Interest expense and other income (expenses)	(53)	(120)	(56)%

Interest income and other income (expenses), net	$104	$343	(70)%

For the nine months ended June 30:
Interest income	$744	$2,555	(71)%
Interest expense and other income (expenses)	403	(181)	(323)%

Interest income and other income (expenses), net	$1,147	$2,374	(52)%

Interest income and other income (expenses), net decreased $239,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Interest income and other income (expenses), net decreased $1.2 million for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008. Interest income decreased for the three and nine months ended June 30, 2009 in comparison to the same periods in 2008 primarily due to interest income earned on lower cash balances and lower interest rates. Interest expense and other income (expenses) for the three and nine months ended June 30, 2009 increased in comparison to the same periods in 2008 primarily due more favorable foreign exchange rates in 2009 compared to 2008. We expect that interest income and other income (expenses), net, for the fourth quarter of fiscal 2009 will be approximately $200,000, absent any additional transactions, and assuming no material changes in interest rates, foreign exchange rates, and currently planned uses of cash.
Provision for Income Taxes

	2009	2008	% Change
	(In thousands)
For the three months ended June 30:
Provision for income taxes	$(258)	$(140)	84%

For the nine months ended June 30:
Provision for income taxes	$(810)	$(429)	89%
Our effective tax rate for the three months ended June 30, 2009 and 2008 was 11% and (52)%, respectively. Our effective tax rate for the nine months ended June 30, 2009 and 2008 was 23% and (21)%, respectively. The rate for the three months and nine months ended June 30, 2009 and 2008 differs from the 35 percent U.S. federal statutory rate primarily due to the relative mix of foreign and domestic earnings, and enacted tax rates, and the fact that a portion of the earnings are being taxed in the U.S. where we have a low effective tax rate due to utilization net operating loss carryforwards. The rate for the three months and nine months ended June 30, 2008 differs from the 35 percent U.S. federal statutory rate primarily due to the fact that we did not benefit from losses incurred in the United States.

Stock-based Compensation Expense
Stock-based compensation expense, which is included in cost of revenue and operating expenses by category, was $762,000 and approximately $1.1 million for the three months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense was approximately $3.4 million each for the nine months ended June 30, 2009 and 2008, respectively.
Stock-based compensation expense decreased by $364,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The decrease in stock–based compensation was mainly attributable to the acceleration of expenses in March 2009 related to the cancellation of our Chief Executive Officer’s option to purchase 400,000 shares of common stock at $14.99 per share, which was approximately 67% vested at the date of cancellation.
Stock-based compensation expense during the nine months ended June 30, 2009 reflects an expense of $601,000 related to the cancellation in March 2009 of the 400,000 shares of common stock mentioned above. Another option granted to our Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No additional expense was recorded for this cancellation given that the options were fully vested at the date of the cancellation.
The following table summarizes stock-based compensation related to employee stock options and employee stock purchase plan purchases under SFAS 123R which was allocated as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Direct costs of ratable licenses	$27	$68	$51	$$183
Direct costs of professional services	65	108	391	347
Development	171	237	745	741
Operations	91	158	424	481
Sales and marketing	285	393	1,216	1,133
General and administrative	123	162	573	501

Stock-based compensation expense related to stock options and employee stock purchase plans	$762	$1,126	$3,400	$3,386

Liquidity and Capital Resources

	June 30,	September 30,
	2009	2008
	(In thousands)
Cash, cash equivalents and short-term investments	$55,985	$49,331
Accounts receivable, net	$6,090	$7,316
Working capital	$39,705	$27,108
Days sales in accounts receivable (DSO) (a)	27	32

(a)	DSO is calculated as: ((ending net accounts receivable) / net sales for the three months period) multiplied by number of days in the period

The DSO’s presented in the table above reflect the three months ended June 30, 2009 and September 30, 2008.

	2009	2008
	(In thousands)
For the nine months ended June 30
Cash provided by operating activities	$7,420	$4,379
Cash provided by (used in) investing activities	$(6,320)	$56,532
Cash provided by (used in) financing activities	$2,022	$(56,234)
Cash, cash equivalents and short-term investments
As of June 30, 2009, we had approximately $45.3 million in cash and cash equivalents and approximately $10.7 million in short-term investments, for a total of approximately $56.0 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market mutual funds and other money market securities with original maturities of three months or less.

Cash provided by operating activities
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.
For the nine months ended June 30, 2009, net cash provided by operating activities was approximately $7.4 million. Net cash provided was mainly due to net income of $2.7 million adjusted for $10 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $5.3 million net decrease in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization and stock-based compensation expenses and bad debt and billing adjustment reserves. The net decrease in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $6.4 million, and an increase in prepaids and other assets of $1.4 million. The change in accounts payable and accrued expenses during the nine months ended June 30, 2009 was mainly attributed to tax payments to the German authorities for taxes associated with prior operations and with the IP migration strategy that occurred in 2008. Accounts receivables decreased by $907,000 during the nine months ended June 30, 2009 mainly due to higher collections for the period as evidenced by our lower DSO of 27 days for the third quarter of 2009 as compared to 32 days for the quarter ended September 30, 2008.
Cash provided by investing activities
The changes in cash flows from investing activities primarily relate to the timing of purchases and maturities of investments and acquisitions. We also use cash to invest in capital and other assets to support our growth and infrastructure. For the nine months ended June 30, 2009, net cash used by our investing activities was approximately $6.3 million. We paid approximately $15.9 million of cash for the purchase of short-term investments, net of $12.4 million of maturities and sales of short-term investments. We also utilized $2.6 million to purchase property and equipment, primarily for our production infrastructure and information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash used in financing activities
The changes in cash flows from financing activities primarily relate to proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan. For the nine months ended June 30, 2009, net cash provided by financing activities was approximately $2.0 million, which was primarily due to proceeds from the issuance of common stock and the exercise of stock options of $2.3 million.
Commitments
As of June 30, 2009, our principal commitments consisted of approximately $3.6 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in October 2017. Additionally, we had contingent commitments ranging in length from one to thirty-five months to bandwidth and collocation providers amounting to approximately $1.8 million, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration.
As of June 30, 2009, we have outstanding guarantees to customers and vendors totaling $135,000 in one of our foreign subsidiaries. The guarantees can only be executed upon agreement by both the customer or vendor and us. The guarantees are secured by an unsecured line of credit of approximately $1.4 million that has not been drawn as of June 30, 2009.
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
In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”). FSP FAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which will be our first quarter of fiscal 2010.
In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009, which was our third quarter of 2009. The adoption of FSP FAS No. 157-4 had no impact on our consolidated financial position, results of operations and cash flows.
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
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162”. SFAS No. 168 establishes that the FASB Accounting Standards Codification (“the Codification”) will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by us beginning in the fourth quarter of 2009. As the Codification is not intended to change or alter existing U.S. GAAP, we do not expect SFAS No. 168 to have any impact on the our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent from levels as of June 30, 2009, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by $63,000 on an annualized basis.
Foreign Currency Fluctuations. A majority of our revenue and expenses are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Revenue derived from customers outside of the United States, which are billed from our headquarters, in San Mateo, CA, and have the U.S. dollar as the functional currency is collected in foreign currencies. Revenue derived from customers outside of the United States, which are billed from our Nuremberg, Germany office are typically billed in Euros. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Interest and Other Expenses” in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $(51,000) for each of the three months ended June 30, 2009 and 2008. Net foreign exchange transaction gains (losses) totaled $379,000 and ($105,000) for the nine months ended June 30, 2009 and 2008, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. The District Court has scheduled a final approval hearing for September 10, 2009. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a settlement agreement that has been preliminarily approved, there can be no guarantee that it will receive final approval from the District Court. We believe that we have meritorious defenses to these claims. If the settlement is not approved by the Court and the litigation continues against us, we would continue to defend against this action vigorously.
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
We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A.Risk Factors
We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.
     We may not be able to sustain GAAP profitability in the future. We have incurred net losses on a GAAP basis in each of our last three fiscal years. As of June 30, 2009, we had an accumulated deficit of approximately $140.5 million. If we are not able to increase our revenues, it may be difficult to sustain profitability in light of current economic conditions. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of June 30, 2009, we had approximately $6.7 million of net identifiable intangible assets and approximately $64.3 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense in accordance with SFAS No. 123R “Share Based Payment”, the cost of stock-based awards. As a result, we may not be able to sustain profitability.
The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services as well as obtaining new customers.
     To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our Internet and Mobile services, particularly our broadband/multipage and mobile services. In addition, we must increase sales of additional services to new and existing customers. Our customers have no obligation to renew our products and services after the term and therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. Our customer renewal rates and renewal prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.
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
     Our results of operations could vary significantly from quarter to quarter. If revenue or other operating results fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	Fluctuations of the foreign exchange rates;

•	The rate of new and renewed subscriptions to our services;

•	The effect of the global economic downturn on customers and partners;

•	The effect of any unforeseen or unplanned operating expenses;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	Our ability to attract and retain new customers in a quarter, particularly larger enterprise customers;

•	The timing and service period of orders received during a quarter;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as some of our Internet services;

•	The level of sales of our Mobile products and services and timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because this is dependent on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Our ability to increase sales of each of our service lines;

•	The timing and amount of operating costs, including sales and marketing investments, and capital expenditures;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

•	Future accounting pronouncements and changes in accounting policies; and

•	Future macroeconomic conditions in our domestic and international markets, as well as the level of discretionary IT spending generally.
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
     The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial declines and volatility that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have 14.4 million shares outstanding at June 30, 2009, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.
     We had $64.3 million of goodwill recorded on our condensed consolidated balance sheet as of June 30, 2009. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in the fair value of the Company and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review, at September 30, of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.

Our operating results could be harmed if sales of Internet subscriptions decline.
     Sales of our Internet subscription services, primarily our Application Perspective and Transaction Perspective services have generated a majority of our total revenue in the past. Revenue from our Web site Perspective Services, a single page, single device measurement, has been decreasing. If revenues from our Application Perspective and Transaction Perspective Services, multi page, multi device measurements, do not continue to increase to offset the declines from other services, we may not be able to increase our Internet revenue and our operating results could suffer if we are not able to increase revenue from other services. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend on sales and renewals of these Internet services
If our Mobile services decline, we may not be able to grow our revenue and our results of operations will be harmed.
     Revenue from our Mobile services has increased from approximately $19.9 million for the nine months ended June 30, 2008 to approximately $24.2 million for the nine months ended June 30, 2009. We also experienced increased bookings during the same period. We cannot assure you that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to: the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; currency rates; adverse global economic conditions; and we may not be able to successfully compete against current or new competitors in this area. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile services.
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
     Our ten largest customers accounted for approximately 33% of our total net revenue for each of the nine months ended June 30, 2009 and 2008. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that do not have written contracts or that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.
Our investment in sales and marketing may not yield increased customers or revenue.
     We have invested in our sales and marketing activities to help grow our business, including hiring additional sales personnel. Typically, additional sales personnel can take time before they become productive, and our additional marketing programs may also take time before they yield additional business, if any. We cannot assure you that these efforts will be successful, or that these investments will yield significantly increased sales in the near or long term.
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
     Professional services revenue represented approximately 13% of total net revenue for both the nine months ended June 30, 2009 and 2008. While professional services revenue has increased in absolute dollars in the third quarter of fiscal 2009, professional services revenue has been declining on an annual basis as a percentage of total net revenue. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to three-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business which includes our operating results could be harmed if we cannot increase our professional services revenue.
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
     Our primary exposure to movements in foreign currency exchange rates relate mainly to non-U.S. dollar denominated sales in Europe, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. As was the case in the most recent quarter, weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies would generally be beneficial to our foreign currency-denominated sales and earnings.
     International sales in dollars were approximately 44% and 41% our total net revenue for the nine months ended June 30, 2009 and 2008, respectively. We expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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
     We have completed several acquisitions in the past, and as a part of our business strategy we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:
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
     We believe that our available cash, cash equivalents and short-term investments will enable us to meet our capital requirements for at least the next 12 months. However, if cash is required for unanticipated needs, we may need additional capital during that period. If the market for our products develops at a slower pace than anticipated, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when required, our business could be seriously harmed.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 7th day of August 2009.

KEYNOTE SYSTEMS, INC.
By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANDREW HAMER
Andrew Hamer
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)