Form 10-K
period 2009-09-30
KEYNOTE SYSTEMS INC
filed 2009-12-11
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-27241
KEYNOTE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3226488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
777 Mariners Island Blvd,	94404
San Mateo, CA	(Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐      NO ☑

As of March 31, 2009, the aggregate market value of voting stock held by non-affiliates of the Registrant was $97 million, based on the closing price of a share of Registrant’s common stock on March 31, 2009, as reported by the NASDAQ Global Market.

The number of shares of the Registrant’s common stock outstanding as of December 4, 2009 was 14,530,686 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference to portions of the Registrant’s proxy statement for its 2010 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Item 1A of Part I of this report, and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2010. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. No person is authorized to make any forward-looking statements on behalf of Keynote Systems, Inc. other than its authorized officers and then only through its external communications processes. Accordingly, you should not rely on any forward-looking statements regarding Keynote Systems, Inc. from any other sources and we undertake no obligation to correct or clarify any such forward-looking statements, except as required by federal securities law.

Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynotetm The Mobile & Internet Performance Authoritytm, and Keynote FlexUsetm are trademarks or registered trademarks of Keynote Systems, Inc. in the United States and/or other countries. All other trademarks are the property of their respective owners.

PART I

Item 1.	Business.

Overview

Keynote Systems, Inc. (“Keynote” or “we”) develops and sells technology solutions to measure, test, assure and improve the quality of service for Internet and mobile communications. We offer Internet test and measurement (“Internet”) software-as-a-service solutions, mobile test and measurement (“Mobile”) software-as-a-service and licensed solutions. Our Internet category includes all of our geographically distributed “on demand” Web site and transaction/application monitoring and measurement services, voice-over-IP (VoIP) and streaming measurement services, load testing services, customer experience management services, competitive research and industry scorecard services, and custom professional services. The Mobile category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS System Integrated Test Environment (“SITE”) systems.

Our Internet solutions consist primarily of measurement services that are based on an extensive network of strategically-located measurement and testing computers running our proprietary software that measure online business performance from the viewpoint of a geographically dispersed user base. Our over 3,000 measurement computers and mobile devices are connected to over 240 major Internet backbone and last mile locations around the world via a sophisticated operations center for collecting, analyzing and disseminating Web application response time and availability data, along with diagnostic tools to uncover the source of performance problems. Keynote’s “on demand” network infrastructure together with our consulting services, and in some cases, with Keynote-managed “private agent” appliances placed on a customer’s premises, provide our customers the ability to manage the technical performance of their online and mobile systems in real-time — 24 hours a day, 7 days a week. As of September 30, 2009, we measured over 18,000 web pages each month with our Internet measurement services, and managed 210 web and mobile private agent appliances on behalf of our customers.

With our Internet solutions we also offer custom engagements that combine our proprietary software technology with our consulting expertise to provide online businesses with research and actionable insight about their websites with respect to load and capacity problems, online customer satisfaction and usability issues, and industry/competitive comparisons and trends. We conduct load and capacity tests on our customer’s websites by driving web traffic generated by our load testing agent infrastructure, measuring performance under load and diagnosing capacity bottlenecks. We conduct online customer satisfaction and usability research using “private panels” recruited for specific customer projects. Through task-based testing, observation of natural customer behavior, online surveys and remote usability testing, Keynote consultants enable our customers to answer important questions regarding customer behavior. We perform online tests on multiple web sites within an industry and we create proprietary competitive studies that we market to our customers, to help them improve their competitive position.

We offer our Internet professional services either on a subscription or on an engagement basis although, in some cases, we also offer Internet professional services on a per incident or per study basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and/or the type of testing to be conducted.

Our Mobile services are based on a worldwide infrastructure of distributed mobile devices, both simulated and real, placed on behalf of key mobile service providers and content companies that benchmark, monitor and test the performance and quality of those services from multiple regional markets. In addition, we offer the SIGOS Global Roamer “on demand” solution of our SIGOS SITE system to major mobile providers and telecommunications carriers to actively test and monitor the quality of their mobile roaming partners’ voice and data networks. We also license the SIGOS SITE system, which consists of hardware “probes” built by us along with our proprietary testing and monitoring software, to major mobile providers and telecommunications carriers for the purpose of testing the end-to-end quality of a mobile network, content and services, and for diagnosing problems that need to be fixed by our customers or their partners in order to ensure a satisfactory user experience for their mobile users.

Our Mobile solutions are offered on both a subscription basis and a license basis. The subscriptions typically are for a fixed period, usually annual, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, with no vendor specific objective evidence of fair value on this undelivered element, the license fees are amortized over the length of the contract and are therefore included in ratable licenses revenue. The SIGOS Global Roamer service is offered via a subscription fee model, typically for a three to twelve month period, and is included in subscription services revenue.

Revenue from our subscription services represented 57%, 59%, and 63% of our total net revenue for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Revenue from our ratable licenses represented 31%, 28% and 20% of our total net revenue for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Professional services revenue represented 12%, 13% and 17% of total net revenue for the years ended September 30, 2009, 2008 and 2007, respectively. We market our services primarily from our operations in the United States. International sales are primarily to customers in Europe. International sales were 45%, 43% and 31% of total net revenue for the years ended September 30, 2009, 2008, and 2007, respectively.

We were incorporated in 1995. Our headquarters is located at 777 Mariners Island Blvd., San Mateo, CA and our telephone at that location is (650) 403-2400. Our company Web site is www.keynote.com although information on that Web site shall not be deemed incorporated in this report. Through a link on the Investor Relations section of our Web site, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and all amendments to those reports filed with the Securities and Exchange Commission.

Internet

Our Internet subscriptions and professional service engagements enable enterprises to monitor key technical performance metrics in order to benchmark and improve online application responsiveness and operational support, proactively detect problems that impact end users, and accelerate the time to respond to and repair performance issues — all from the end user perspective. Our Internet subscriptions consist of the Keynote Perspective family of services together with various solutions such as Private Agents and Adapters, and Performance Scoreboard. Private Agents are measurement agents that can be configured and deployed to measure application performance on the Internet, customer Intranets, or extranets — including Web sites hosted on private networks and behind corporate firewalls. We offer Application Perspective, Streaming and Transaction Private Agents. Our Internet professional services engagements include our custom consulting and load testing engagements, as well as Customer Experience Management engagements and competitive studies. All of our Internet services include access to the MyKeynote portal and/or various specialized monitoring and reporting consoles. In addition, we offer Red Alert and NetMechanic measurement services for small businesses or departmental Web sites on a subscription basis. The following are our Internet subscription and professional service offerings:

Our Keynote Perspective family includes:

Transaction Perspective leverages the Microsoft Internet Explorer (IE) Web browser for taking detailed performance measurements from Keynote’s worldwide infrastructure for transactions that make heavy use of Web 2.0 technologies such as Ajax and Flash and, therefore, are most accurately measured via an embedded IE browser instead of a simulated browser. It enables transaction performance problems to be quickly and accurately identified and diagnosed, enabling customers to provide an optimal quality of experience for end-users and mitigating the adverse business impact caused by performance problems. Transaction Perspective is available in multiple editions including the Standard Edition, the High Frequency Edition, and the Last Mile Editions (for DSL, Cable, Dial-Up or 3G measurements).

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

Our other Internet solutions include:

Keynote Diagnostic Services (“KDS”) is fee-based technical support provided on a monthly subscription basis or a per-incident basis by our technical support consultants for services such as advanced transaction scripting and proactive diagnostic assistance.

Enterprise Adapters can integrate with any Simple Network Management Protocol (“SNMP”) capable application, such as CA Unicenter, HP OpenView and IBM Tivoli, and securely incorporate performance alarms for external or internal Web-based events.

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

Performance Scoreboard is a customizable portal that allows customers to review service level objectives for multi-location online businesses. Performance Scoreboard is an effective portal for tracking performance of a company’s multiple data centers, properties, VPNs and suppliers. Performance Scoreboard enables customers to track service level objectives (“SLOs”), quickly identify application and network latency issues and analyze trends and infrastructure details using on-demand diagnostic tools.

Red Alert is a self-service, real-time monitoring service that tests devices connected to the Internet primarily for availability. It can measure availability of any Internet server or other Transmission Control Protocol (“TCP”) enabled Internet devices including Web servers, secure Web servers, domain name servers, mail servers, File Transfer Protocol (“FTP”) servers and network gateways. Red Alert also provides alerts when adverse conditions exceed specified thresholds.

WebEffective is a flexible technology platform for conducting in-depth customer experience and usability studies on individual sites or across an entire industry. WebEffective can be used by customers on an assisted self-service basis or via full service engagements delivered by Keynote consultants. Customers can undertake tests on panelist selected from the Keynote Research Panel of over 145,000 panelists, existing customer lists, or real-time interception and polling of site visitors.

Financial Industry Scorecards provide an expert review and heuristic approach to assessing, benchmarking and improving online customer experience on a broad array of financial services related verticals including banking, brokerage (discount and full service) and credit card. Financial Services Scorecard services are available as both custom engagements or as a subscription service.

Keynote Competitive Research (“KCR”) studies offer a standardized comparison of customer experience across sites in a particular industry or an understanding of how a customer’s site compares to its competitors. KCR studies usually comprise both online usability and technical performance testing of chosen web sites by our consultants.

NetMechanic is a self-service set of tools that helps businesses and individuals save time, money and improve overall Web site quality. These automated tools test site integrity, optimize page visualization, and can improve search engine rankings.

Other professional services may consist of custom consulting engagements that offer customer experience and technical performance research and optimization services, a combination of private and public research panels (Keynote Research Panels), and expert review of Web sites relative to best-practices in performance, usability and service level optimization.

Mobile

Mobile Device Perspective (“MDP”) measures the response time and availability of wireless data services and mobile applications from actual mobile phone handsets enabling wireless operators, mobilized enterprises and mobile content providers to improve the quality of their mobile content, applications, and services. Services currently measured include core wireless data network technologies, such as GPRS/EDGE/UMTS/HSDPA, CDMA 1xRTT/1xEV-DO, and iDEN, Web browsing, text messaging, picture messaging, streaming video, and instant messaging, as well as proprietary applications built for smart phones such as the iPhone and Blackberry. MDP provides high fidelity measurements that represent true end user experience while interacting with mobile content, applications and services.

Mobile Application Perspective (“MAP”) measures the response time and availability of Web sites and SMS messages on emulated handsets over mobile operators anywhere in the world. The service measures the true mobile user experience by using a real mobile browser to capture network level details to help customers understand how Web sites are downloaded on mobile devices. Along with monitoring the true mobile user performance of mobile content, MAP also benchmarks mobile quality in multiple geographic locations and against competitors.

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

SIGOS Global Roamer is an on-demand service offering based on SIGOS SITE probes located in 142 cities and is designed to enable operators to test the quality of their services when accessed via various roaming arrangements involving multiple mobile operators in major geographical regions across the world.

Segment Financial Information and Geographic Information

We operate in a single reportable segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service for Internet and mobile communications. For further financial information on our operating segment, as well as geographic information, refer to the information contained in Note 10 “Geographic and Segment Information,” in the notes to consolidated financial statements included in Item 8 of this report on Form 10-K.

Technology and Infrastructure

Our Internet and Mobile infrastructure consists of three key primary components: 1) measurement and data collection infrastructure, 2) our operations and data center, and 3) reporting and analysis tools. Our Internet Professional Services infrastructure for managing customer experience research projects and load testing engagements consists of the Keynote Research Panel and proprietary software.

Measurement and Data Collection Infrastructure

Our measurement computers are Windows-based computers or mobile devices that run Keynote proprietary software to replicate the experience of a user accessing Web sites or mobile content, applications, and services through a standard Web browser, mobile browser, or mobile device. We designed our software infrastructure to perform thousands of download measurements concurrently without appreciably affecting the integrity of any single measurement. The measurement computers are co-located at the data center facilities of major telecommunication and Internet access providers with connections to internet backbone providers and mobile network operators that are selected to be statistically representative of Internet users. At some locations, we employ multiple Internet connections and install equipment racks that can accommodate multiple measurement computers. The hosting arrangements for our measurement computers typically have terms ranging from three months to one year. We typically pay a small set-up fee and monthly rental fees to locate the measurement computers at these locations. We also pay additional monthly fees for usage of communications lines.

These measurement computers access a Web site to download Web pages and execute single-page and multi-page transactions, while taking measurements of every component in the process. The computers take measurements continually throughout the day, at intervals as often as three minutes, depending on the customer’s requirements and subscription service level.

Mobile browsers and mobile devices also access mobile content, applications, and services and execute single-step or multi-step transactions, while taking measurements of every component in the process. The mobile browsers and mobile devices take measurements continually throughout the day, at intervals as often as 15 minutes, depending on the customer requirements and subscription service level.

As of September 30, 2009, we had deployed more than 3,000 measurement computers and mobile devices in over 240 locations around the world. We continually upgrade and balance our network capacity to meet the needs of our customers.

As of September 30, 2009, we had deployed SIGOS SITE probes in more than 142 cities in major geographical regions across the world to test the quality of customer services when accessed via various roaming arrangements between mobile operators.

Operations and Data Centers

Our operations centers, located in San Mateo, California, and Plano, Texas, are designed to be scalable to support large numbers of measurement computers and to store, analyze and manage large amounts of data from these computers. Our measurement computers receive instructions from, and return collected data to, our operations centers. The data is stored in large databases that incorporate a proprietary transaction-processing system that we designed to store measurement data efficiently and to deliver measurement data with fast response times. We also employ proprietary, high-performance application servers that manage the collection of measurement data, the insertion of the data into our databases and the dissemination of this data to our customers in a variety of forms and delivery methods. Our Global Roamer infrastructure is managed from Nuremberg, Germany, the headquarters of our Keynote SIGOS subsidiary.

Reporting and Analysis Tools

We offer the following tools for reporting and analysis of Internet data:

•	Pager and Email Alerts. Our customers can be notified by email or pager when download times exceed a particular value in specific cities or error counts indicate that a Web site is unresponsive.

•	Daily Email Reports. Our customers can receive a daily email that summarizes the performance and availability of measured Web sites and compares them to industry averages for the same time period.

•	Web-Based Analysis. Using their Web browsers and a password, our customers can access our online interface, MyKeynote, to retrieve, view and analyze measurement data in multiple formats or utilize a customized Scoreboard interface for more complex properties.

•	Data Feed. Our customers can retrieve measurement data through an application program interface, or API, or through bulk file transfers using an industry-standard file-transfer protocol. This allows our customers to incorporate our measurement data within their own custom data-analysis applications.

Customers

For the years ended September 30, 2009, 2008 and 2007, no single customer accounted for more than 10% of our total net revenue. As of September 30, 2009, 2008 and 2007, we provided services to more than 2,800, 2,800, and 2,700 customers, respectively, including over 38% of the Fortune 100 companies.

Our 10 largest customers based on revenue, accounted for approximately 34% of our revenue for the year ended September 30, 2009.

Sales, Marketing and Customer Support

Sales

We sell our internet services through our field sales and telesales organization. Our field sales teams concentrate on selling and servicing our largest customers and consist of direct sales representatives and sales engineers located in 15 metropolitan areas (11 across the United States and 4 in Europe). In addition to the field sales teams across the country, we have telesales personnel located in Plano, Texas and India. These telesales personnel focus primarily on selling our Internet subscription services and providing telephone and email sales support and customer service. We also market and sell some of our services through our self-service Web site which allows our customers to try, purchase, and use our services. Our SIGOS SITE system and Global Roamer sales are made by account management teams working for our Keynote SIGOS subsidiary located in Nuremberg, Germany. Most of these employees are located in Nuremberg, with a small number who work in various locations across Europe.

In addition, we domestically distribute our services through Web-hosting and Internet service providers who manage e-business Web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers’ Web sites. We also sell to content distribution providers who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We occasionally market our services through other technology companies on a “lead referred” basis. Internationally, we use both direct and indirect sales approaches in the United Kingdom, Nordic Countries, France, and Germany and sell indirectly through reseller partners throughout the rest of Europe, the Middle East, Africa and Asia.

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

Our marketing programs include advertising, Internet marketing, trade events, public relations, and other events such as Executive Summits. Executive Summits provide an opportunity for us and our partners to brief chief information officers, chief technology officers, information technology executives and network administrators on emerging solutions, new methodologies and best practices to improve mobile and online business performance.

Professional Services

As of September 30, 2009, our Global Professional Services organization consisted of 22 salaried and temporary employee consultants who deliver our Internet services. Our Internet consultants have substantial experience in technical areas ranging from capacity and performance tuning to network and application diagnostics. Our Internet consultants also provide expertise in fields including market research, panel management and survey methodologies.

Customer Support and Maintenance

We provide customer support by email and telephone. Basic support for all our services is available during the business day. Advanced support is available for a fee for our internet products through Keynote Diagnostic Services for customers who want analytical or diagnostic support, or who require access 24 hours per day, 7 days per week to Keynote experts to assist them with their questions. We also provide ongoing technical and post-contract support and maintenance for our SIGOS SITE systems either from our Keynote SIGOS location or at a customer’s designated location.

Development

The Internet and mobile networks are characterized by rapid technological developments, frequent new application or service introductions and evolving industry standards such as Internet telephony, wireless devices, wireless fidelity, and WI-FI networks. The ongoing evolution of the Internet and mobile networks requires us to continually improve the functionality, features and reliability of our Internet and Mobile services and solutions, particularly in response to competing offerings. Therefore, we believe that our future success will depend in large part on our ability to maintain and enhance our current services and to develop or acquire new services and technologies that achieve market acceptance. The success of service introductions depends on several factors, including properly defining the scope of the new services and timely completion, introduction and market acceptance of our new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services.

Our development expenses were $12.2 million, $12.6 million and $11.6 million for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

Competition

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of the products and services that they offer. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez (which was recently acquired by Compuware), HP (which acquired Mercury Interactive), Borland Software (which acquired Segue Software), Neustar (which acquired Webmetrics) and a variety of other CEM and mobile companies that offer a combination of testing, market research capabilities and data collection. While we believe these services are not as comprehensive as ours, customers could still choose to use these services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Adobe and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, CompuWare, CA-Unicenter, HP-Openview, Quest Software, and IBM’s Tivoli Unit, with some of whom we have strategic relationships, could choose to develop services similar to ours or to offer our competitors’ services. We face competition for our wireless services and systems from companies such as Ascom (which acquired ArgoGroup), JDS Uniphase (which acquired Casabyte), Agilent, Datamat and Mobile Complete.

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

There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies, such as IBM. Because we do not have an established reputation for delivering professional services, because this area is very competitive, and because we have limited experience in delivering professional services, we may not succeed in selling these services.

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

Intellectual Property Assets

Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications and the proprietary software we developed or acquired to provide our services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our services. Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynotetm The Mobile & Internet Performance Authoritytm, and Keynote FlexUsetm are trademarks or registered trademarks of Keynote Systems, Inc. in the United States and/or other countries. All other trademarks are the property of their respective owners.

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

Our proprietary software is an integral part of our Internet services and consists of the software we developed or acquired to collect, store, and deliver our measurement data to customers. We have also developed software that we use to provision and process customer orders and billings.

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

The use of our services by many of our customers is governed by a Web-based subscription agreement, while for some of our larger customers, additional terms and conditions may be added by means of a formal, written contract. Each time customers use our services, they “click” on a Web page to agree to terms and conditions that are posted on our Web site, and our relationship with these customers is then governed by these terms and conditions and any written agreements that may exist. There is a possibility that a court, arbiter or regulatory body could deem this type of agreement to be invalid or determine that the terms and conditions governing the agreement do not fully protect our intellectual property rights. If that were to occur, our business could be harmed.

Although we are not currently engaged in any intellectual property litigation, we may, in the future, need to initiate a lawsuit to enforce our intellectual property rights and to protect our patents, trademarks and copyrights. Any litigation could result in substantial costs and diversion of resources and could seriously harm our business. To date, we have not been notified that our technologies infringe the proprietary rights of anyone. We cannot assure you that others will not claim that we have infringed proprietary rights with respect to past, current or future technologies. We expect that we could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable for infringing the intellectual property rights of others, we could be required to pay a substantial damage award, to develop non-infringing technology, to obtain a license to use the third-parties intellectual property rights, or to cease selling our services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, if at all.

Licensed Technology

We license certain statistical, graphical and database technologies from third parties. We cannot assure you that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of this technology could require us to obtain substitute technology of lower quality or performance standards or at a greater cost. If we do not obtain or develop substitute technology, we could be unable to offer all of the features or functionality that we desire to include in our services.

Foreign and Domestic Operations and Geographic Data

The United States represents our largest geographic marketplace. Approximately 55%, 57%, and 69% of our total net revenue came from customers in the United States during the years ended September 30, 2009, 2008, and 2007, respectively. Our overall operating performance in foreign countries, mainly those in Europe, can be adversely affected by foreign currency exchange rate fluctuations, primarily the Euro and to a lesser extent the British pound.

Employees

As of September 30, 2009, we had a total of 307 employees, of which 200 were based in the United States, 93 were based in Germany and 14 were based in other international locations, primarily Europe. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. In our German subsidiary, our employees are represented by a workers’ council which consists of employees who are elected onto the council by their colleagues. We believe that our relationships with our domestic and international employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, including our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. There is substantial competition for highly skilled employees with experience in the Internet industry.

Item 1A.	Risk Factors

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

While we were profitable in fiscal 2009, we incurred net losses on a GAAP basis in fiscal 2008, fiscal 2007 and in other prior fiscal years. As of September 30, 2009, we had an accumulated deficit of approximately $140 million. If we are not able to increase our revenues, it may be difficult to sustain profitability in light of current economic conditions. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2009, we had approximately $6.3 million of net identifiable intangible assets and approximately $66.1 million of goodwill. We have in the past and may in the future, incur expenses in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense, in accordance with Accounting Standards Codification (“ASC”) 718 (formerly referenced as SFAS No. 123R, Share-Based Payment), the cost of stock-based awards. As a result of these and other conditions, we may not be able to sustain profitability in the future.

The success of our business depends on customers renewing their subscriptions for our services and purchasing additional services as well as obtaining new customers.

To maintain and grow our revenue, we must achieve and maintain high customer renewal rates for our Internet and Mobile services, particularly our broadband/multipage and mobile services. In addition, we must obtain new customers for our services as well as sell additional services to existing customers. Our customers have no obligation to renew our services after the contract term and, therefore, they could cease using our services at any time. In addition, our customers may renew for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. Our customer renewal rates and renewal prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

Additionally, renewals by existing customers or purchases of our services by new customers may decline as companies evaluate their technology spending in response to the significant global economic downturn. We have experienced and could continue to experience reduced spending, cancellations, non-renewals and/or reductions in service levels by our customers. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of products or services they purchase from us for any reason, our revenue could decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.

Our business could be harmed by adverse economic conditions or reduced spending on information technology.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to reduce spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services. The decrease in consumer demand could have a variety of negative effects on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, real estate values across the U.S. have been adversely affected by the global economic downturn and tighter credit conditions, and we cannot assure you that the value of our building will not be adversely affected by these conditions.

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of investors, the price of our common stock may decline.

Our results of operations could vary significantly from quarter to quarter. If revenue or other financial results fall below ours or analyst expectations, we may not be able to increase our revenue or reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	Fluctuations of foreign exchange rates;

•	The rate of new and renewed subscriptions to our services, particularly large customers;

•	The effect of the global economic downturn on customers and partners;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	The timing and service period of orders received during a quarter, especially from new customers;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as some of our Internet services;

•	The level of sales of our Mobile products and services and timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because of its dependence on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	The timing and amount of operating costs, including unforeseen or unplanned operating expenses, sales and marketing investments, and capital expenditures;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

•	The cost associated with and the integration of future acquisitions or divestures;

•	Future accounting pronouncements and changes in accounting policies; and

•	Future macroeconomic conditions in our domestic and international markets, as well as the level of discretionary IT spending generally.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.

The market price of our common stock can be volatile.

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial declines and volatility that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have approximately 14.5 million shares outstanding at September 30, 2009, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.

We had $66.1 million of goodwill recorded on our consolidated balance sheet as of September 30, 2009. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. At September 30th of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.

Our operating results could be harmed if sales of Internet subscriptions decline.

Sales of our Internet subscription services, primarily our Application Perspective and Transaction Perspective services have generated a majority of our total revenue in the past. Revenue from our Web site Perspective Services, a single page, single device measurement, has been decreasing. If revenues from our Application Perspective and Transaction Perspective Services, multi page, multi device measurements, or from other services do not continue to increase to offset the declines, we may not be able to increase our Internet revenue and our operating results could suffer. Therefore, the success of our business currently depends, and for the immediate future will continue to substantially depend, on sales and renewals of these Internet services

If our Mobile services decline, we may not be able to grow our revenue and our results of operations will be harmed.

Revenue from our Mobile services has increased from approximately $28.7 million for the year ended September 30, 2008 to approximately $32.6 million for the year ended September 30, 2009. We also experienced increased bookings during the same period. We cannot assure you that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to the market for mobile services is an emerging market and therefore it is difficult to predict the level of demand for the types of services we offer; currency rates; adverse global economic conditions; and our ability to successfully compete against current or new competitors in this area. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile services.

Improvements to the infrastructure of the Internet and mobile networks could reduce or eliminate demand for our Internet and Mobile services.

The demand for our services could be reduced or eliminated if future improvements to the infrastructure of the Internet or mobile networks lead companies to conclude that the measurement and evaluation of their performance is no longer important to their business. We believe that the vendors and operators that supply and manage the underlying infrastructure still look to improve the speed, availability, reliability and consistency of the Internet. If these vendors and operators succeed in significantly improving the performance of these networks, which would result in corresponding improvements in the performance of companies’ Web sites, mobile networks and services, demand for our services would likely decline, which would harm our operating results.

If we do not continually improve our services in response to technological changes, including changes to the Internet and mobile networks, we may encounter difficulties retaining existing customers and attracting new customers.

The ongoing evolution of the Internet and mobile networks has led to the development of new technologies such as Internet telephony, wireless devices, wireless fidelity, and WI-FI networks, as well as increased use of various applications, such as VoIP and video. These developing technologies require us to continually improve the functionality, features and reliability of our services, particularly in response to offerings of our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers.

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

The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet software and services with features similar to our services such as Gomez (which is being acquired by Compuware), Hewlett-Packard (which acquired Mercury Interactive), Borland Software (which acquired by Segue Software) and a variety of other Internet and mobile companies that offer a combination of testing, market research capabilities and data collection. Customers could choose to use these companies’ services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

In addition, Compuware’s acquisition of Gomez, Inc. could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Compuware may find additional uses for services provided by Gomez, Inc. which compete with our services.

We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to Web analytics services, such as Webtrends, Omniture and Coremetrics, and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA-Unicenter, HP-Openview, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit. While we have strategic relationships with some of these companies, they could choose to develop services similar to ours or to offer our competitors’ services. We face competition for our mobile services from companies such as Argogroup (acquired by Ascom), Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.

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

There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies, such as IBM. Because we do not have an established reputation for delivering professional services, because this area is very competitive, and because we have limited experience in delivering professional services, we may not succeed in selling these services.

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

Our ten largest customers accounted for approximately 34% of our total net revenue for the years ended September 30, 2009 and 2008. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

Our investment in sales and marketing may not yield increased customers or revenue.

We have invested in our sales and marketing activities to help grow our business, including hiring additional sales personnel. Typically, additional sales personnel can take time before they become productive, and our marketing programs may also take time before they yield additional business, if any. We cannot assure you that these efforts will be successful, or that these investments will yield significantly increased sales in the near or long-term.

Our cash and cash equivalents and short-term investments are managed through various banks around the world and the current capital and credit market conditions are extremely volatile, putting pressure on the ability of banks to provide service levels and in some cases to fail, both of which would likely have an adverse affect on our ability to timely access funds.

The capital and credit markets have been experiencing extreme volatility and disruption. These financial institutions, including banks, have had difficulty timely performing regular services and in some cases have failed or otherwise been largely taken over by governments. We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Should some of these financial institutions fail, we would likely have a limited ability to quickly access our cash deposited with such institutions. If we are unable to quickly access such funds, we may need to access more expensive credit, if available. If we are unable to access our cash or if we are unable to access additional credit, it could have a negative impact on our operations.

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

Our success depends in part on the ability of these companies to help market and sell our services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, these companies could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors, or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenue.

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

Professional services revenue represented approximately 12% and 13% of total net revenue for the years ended September 30, 2009 and 2008, respectively. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to twelve-month period, and therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot increase our professional services revenue.

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

All data collected from our measurement computers are generally stored in and distributed from our operations center, which we maintain at a single location. Our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our corporate headquarters in San Mateo, California, which is an area susceptible to earthquakes and possible power outages. We have occasionally experienced outages of our services in the past and, if we experience power outages at our operations centers in the future, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our services to our customers on a timely basis.

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

Our measurement computers and mobile devices that we use to provide many of our services are located at facilities that are not owned by our customers or us. Instead, these devices are installed at locations near various Internet access points worldwide. We do not own or operate the facilities, and we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to maintain relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or being acquired. In addition, if our measurement computers and mobile devices cease to function properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers and measurement devices. Our ability to collect data in a timely manner could be impaired if we are unable to maintain and repair our computers and devices should performance problems arise.

Others might bring infringement claims which could harm our business.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. In addition, we are or could be subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award, to develop non-infringing technology, obtain a license to use the infringed intellectual property, or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.

Our business, which includes our operating results and financial condition, is susceptible to additional risks associated with international operations.

Our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries and the negative tax implications related to moving cash from international locations to the U.S.), and changes in the value of the U.S. dollar versus foreign currencies. Margins on sales of our products and services in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.

Our primary exposure to movements in foreign currency exchange rates relate mainly to non-U.S. dollar denominated sales in Europe, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. As was the case in the most recent year, weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies would generally be beneficial to our foreign currency-denominated sales and earnings.

International sales in dollars were approximately 45% and 43% of our total net revenue for the year ended September 30, 2009 and 2008, respectively. We expect to continue to commit our resources to expand our international sales and marketing activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, Compuware acquired Gomez, HP acquired Mercury Interactive, one of our prior competitors, and Borland acquired Seque. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that the loss of a major customer could harm our revenue.

Failure to maintain effective internal controls may cause us to delay filing our periodic reports with the SEC and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal controls over financial reporting. Although we review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

We may face difficulties assimilating, and may incur costs associated with, any future acquisitions.

We have completed several acquisitions in the past, and as a part of our business strategy we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, or may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:

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

We believe that our available cash, cash equivalents and short-term investments will enable us to meet our capital and operating requirements for at least the next 12 months. However, if cash is required for unanticipated needs, we may need additional capital during that period. If the market for our products develops at a slower pace than anticipated, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when required, our business could be seriously harmed.

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

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations, affect our reported financial results or how we conduct our business.

Generally accepted accounting principles, or GAAP, are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board, or FASB, and the SEC. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. Any future changes in accounting pronouncements or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. For example, the FASB has recently issued new accounting principles around revenue recognition and the SEC is considering adoption of international financial reporting standards. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

As of September 30, 2009, our facilities primarily consisted of our headquarters building in San Mateo, California, an 188,000 square foot building which includes rentable space of approximately 181,000 square feet, which we own. We currently occupy approximately 42,000 square feet of this facility, which is our principal sales/marketing, product development, operations and administrative location and contains our data center.

We also lease facilities as follows:

	Approximate
Location	Square Footage	Business Purpose	Lease Expiration

Plano, Texas	8,200	Inside sales and support and operations	April 2012
Nuremberg, Germany	21,500	Mobile operations, including sales, operations and administration	December 2010

We also lease office space in New York, New York; Seattle, Washington; Austin, Texas; Cambridge, Massachusetts; and Paris, France. The New York office space consists of 7,600 square feet that is being subleased from October 2009 to the end of the lease term in October 2015. The Washington office space is for our mobile operations and consists of 3,500 square feet that is leased through June 2013. The Massachusetts office space consists of 2,650 square feet that is leased through June 2011. The Paris office space consists of 1,485 square feet that is leased through October 2017. The Texas office space consists of 1,200 square feet that is leased through February 2012.

Additionally, we maintain small offices in Toronto, Canada; Reading, United Kingdom; Stockholm, Sweden; and Hamburg, Germany. We lease two corporate apartments in Alexandria, Virginia. These corporate apartments are used by our remote consultants and our operations teams who utilize these corporate apartments rather than hotels. We believe that our facilities are adequate for our current and future requirements.

Item 3.	Legal Proceedings.

In August 2001, we and certain of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against us, certain of our officers, and underwriters of our September 24, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The lawsuit alleged that the defendants participated in a scheme to inflate the price of our stock in our initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court.

We were a party to a global settlement with the plaintiffs that would have disposed of all claims against us with no admission of wrongdoing by us or any of our present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. Following a hearing on September 10, 2009, the District Court gave final approval to the settlement. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of our profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. On March 31, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Under the current schedule, the briefing was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit.

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended September 30, 2009.

Item 4A.	Executive Officers.

The following table presents information regarding our executive officers as of December 11, 2009:

Name	Age	Position

Umang Gupta	60	Chairman of the Board and Chief Executive Officer
Adil Kaya	42	Managing Director of Keynote SIGOS
Andrew Hamer	45	Vice President of Finance and Chief Financial Officer
Anshu Agarwal	40	Vice President of Marketing
Donald Aoki	52	Senior Vice President of Keynote Professional Services
Eric Stokesberry	41	Vice President of Operations
Jeffrey Kraatz	55	Senior Vice President of Worldwide Sales and Services
Krishna Khadloya	50	Vice President of Engineering
Martin Löhlein	44	Managing Director of Keynote SIGOS
Vik Chaudhary	42	Vice President of Product Management and Corporate Development

Umang Gupta has served as one of our directors since September 1997 and as our Chief Executive Officer and Chairman of the Board of Directors since December 1997. From 1984 to 1996, he was a private investor and an advisor to high-technology companies and the founder, Chairman of the Board and Chief Executive Officer of Gupta Technologies, a client/server database and tools company. Prior to that he held various positions with Oracle Corporation and IBM. Mr. Gupta holds a B.S. degree in Chemical Engineering from the Indian Institute of Technology, Kanpur, India, and an M.B.A. degree from Kent State University.

Adil Kaya has served as Managing Director of Keynote SIGOS since April 2008. Prior to that, Mr. Kaya served as Director of Sales and Professional Services at Keynote SIGOS since its acquisition in April 2006. From 1990 until its acquisition by Keynote, he served as Director of Sales and Professional Services at SIGOS Gmbh. Mr. Kaya has more than 20 years of broad experience in the telecommunications industry. Mr. Kaya holds a Master’s degree in electrical engineering from the University of Applied Sciences in Cologne, Germany.

Andrew Hamer has served as our Chief Financial Officer and Vice President of Finance since January 2006. Prior to that, he served as our Corporate Controller from June 2005 to December 2005. Previously, he held Chief Financial Officer and Vice President of Finance and Administration positions at KnowNow, IQ Labs and Intraspect software from May 2000 to June 2005. From January 1997 until May 2000, Mr. Hamer was the director of finance at Excite@Home and from April 1993 to December 1996, he held a series of financial leadership positions at Sybase culminating in his position as Group Controller overseeing a software development group at the company. Mr. Hamer holds both a B.S. degree in Accounting from the State University of New York at Binghamton, and an M.A. degree in Accounting from Florida International University.

Anshu Agarwal has served as Vice President of Marketing since May 2008. Mr. Agarwal served as our Executive Director of Marketing from February 2007 to April 2008 and Senior Director of Marketing from April 2006 to January 2007. Prior to joining Keynote, Mr. Agarwal served as Senior Director of Innovation and Marketing and Projects Director of Fireman’s Fund, from January 2002 to April 2006. Prior to that, Mr. Agarwal served in various marketing positions at a number of technology companies, including Foundry Networks, Shutterfly.com, Sparks.com, and Hewlett Packard Company. He holds a B.A. from Rutgers University and an M.B.A. from NYU Stern School of Business.

Donald Aoki has served as our Senior Vice President of Keynote Professional Services since July 2008. Prior to that, he served as our General Manager of Customer Experience Management group from June 2006 to September 2007, Senior Vice President of Engineering and Operations from November 2004 to June 2006 and Vice President of Engineering from May 1997 to October 2004. From December 1994 to May 1997, he served as a Business Unit General Manager of Aspect Telecommunications, a supplier of customer relational management solutions. Mr. Aoki holds a B.S. degree in Computer Science from the University of Southern California and a M.S. degree in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

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

Jeffrey Kraatz has served as our Senior Vice President of Worldwide Sales and Services since May 2007. Prior to that, he served as our Vice President of Sales Americas and Asia Pacific from April 2006 to April 2007. Prior to joining Keynote, from June 2004 to April 2005, Mr. Kraatz was the Vice President of Worldwide Sales for Caspian Networks, an advanced IP router company. He also founded Strategic Alliance Worldgroup, an Asian focused international sales and marketing consulting firm from September 2002 to May 2004, and was CEO of two B2B e-commerce firms, Netclerk and Fastxchange, from April 1999 to March 2002. He was Vice President of Sales and Marketing at Warpspeed Communications from March 1998 to March 1999. Mr. Kraatz held a number of senior management positions over a ten-year period with Octel Communications, prior to its acquisition by Lucent Technologies in 1997. Earlier in his career, Mr. Kraatz spent ten years working at SPRINT from 1978 to 1987. He holds a B.A. in Economics from University of California at Los Angeles.

Krishna Khadloya has served as our Vice President of Engineering since April 2006. Mr. Khadloya joined Keynote in September 1999 and has served as our Director and Senior Director of Engineering. Prior to that, he served as Director of Research and Development at Mentor Graphics Corporation, an electronic design automation software company. Mr. Khadloya holds a M.S. degree in Computer Science from State University of New York Albany and a B.S. degree in Electrical and Electronics Engineering from Birla Institute of Technology and Science at Pilani, India. He has attended the Executive Program at Stanford University’s Graduate School of Business.

Martin Löhlein has served as Managing Director of Keynote SIGOS since April 2008. Prior to that, Mr. Löhlein served as Director of Research and Development at Keynote SIGOS since its acquisition in April 2006. From 1991 until its acquisition by Keynote, he served as Director of Research and Development at SIGOS Gmbh. Mr. Löhlein has more than 20 years of management and technology experience in the telecommunications business. Mr. Löhlein holds a B.S. degree in telecommunications engineering from Georg-Simon-Ohm University of Applied Sciences in Nuremberg, Germany.

Vik Chaudhary has served as Vice President of Product Management and Corporate Development since June 2007. Mr. Chaudhary joined Keynote in May 2002 and has served as our Vice President of Marketing and Senior Director of Corporate Development. Before joining Keynote, Mr. Chaudhary founded Bizmetric, an online business measurements company in July 1998 and acted as Chief Executive Officer of the company until March 2002. He was Director of Product Management at Gupta Technologies from February 1993 to March 1998. Prior to that, he led software engineering teams at Oracle Corporation from September 1989 to February 1993. Mr. Chaudhary holds a B.S. degree in Computer Science and Engineering from the Massachusetts Institute of Technology.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “KEYN” since our initial public offering on September 24, 1999. The following table presents the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	High	Low

Fiscal Year ended September 30, 2009:
Fourth Quarter	$11.32	$7.25
Third Quarter	9.24	6.76
Second Quarter	9.47	6.61
First Quarter	13.52	6.34
Fiscal Year ended September 30, 2008:
Fourth Quarter	$14.31	$10.94
Third Quarter	13.95	10.80
Second Quarter	14.40	9.00
First Quarter	15.48	12.89

On December 4, 2009, we had 14,530,686 shares, of our common stock outstanding held by 62 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of securities of other technology companies, particularly Internet-related companies, have been highly volatile. This volatility is often unrelated to the operating performance of these companies. Factors that may have a significant effect on the market price of our common stock include:

•	Fluctuations of foreign exchange rates;

•	The rate of new and renewed subscriptions to our services, particularly large customers;

•	The effect of the global economic downturn on customers and partners;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of Web sites we measure and the scope of services we offer for our existing customers in a particular quarter;

•	The timing and service period of orders received during a quarter, especially from new customers;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as some of our Internet services;

•	The level of sales of our Mobile products and services and timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because of its dependence on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	The timing and amount of operating costs , including unforeseen or unplanned operating expenses, sales and marketing investments, and capital expenditures;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions;

•	The cost associated with the integration of future acquisitions or divestitures;

•	Changes in income tax law in the jurisdictions that we conduct business;

•	Future accounting pronouncements and changes in accounting policies; and

•	Future macroeconomic conditions in our domestic and international markets, as well as the level of discretionary IT spending generally.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.

Dividend Policy

In the past, we have never declared or paid any cash dividends on our common stock or other securities. In November 2009, we announced a dividend of $0.05 per share payable to stockholders of record as of December 1, 2009. In the future, we intend to pay a similar dividend on a quarterly basis, however, our ability to continue to do so will be affected by our future results of operations, financial position, business and the various other factors that may affect our overall business, including those set forth in “Risk Factors.” Accordingly, we cannot assure you that in the future we will be able to continue to pay a quarterly dividend of this amount, or at all.

Purchases of Equity Securities

We did not repurchase any common stock during fiscal year 2009. If we were to make additional repurchases of shares of our common stock, we could face additional limits on our use of net operating losses.

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

The following graph and table compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index and The Street.com Internet Sector Index. The graph and table assume that $100 was invested in our common stock, the NASDAQ Composite Index and The Street.com Internet Sector Index on September 30, 2004, and calculates the annual return through September 30, 2009. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Cumulative Total Return

	30-Sep-04	30-Sep-05	30-Sep-06	30-Sep-07	30-Sep-08	30-Sep-09
Keynote Systems, Inc.	$100	$92	$74	$97	$94	$67
NASDAQ Composite Index	$100	$113	$119	$142	$110	$112
iShares S&P North Amer Tech-Software	$100	$119	$126	$145	$128	$126

Item 6.	Selected Consolidated Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2009, 2008, and 2007, and the consolidated balance sheet data as of September 30, 2009 and 2008, are derived from and are qualified in their entirety by our consolidated financial statements which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2006 and 2005, and the consolidated balance sheet data as of September 30, 2007, 2006, and 2005, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	2009	2008(2)	2007(1)	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Total revenue, net	$80,107	$76,908	$67,754	$55,508	$53,692
Net income (loss)	3,257	(2,764)	(4,691)	(7,534)	7,365
Basic net income (loss) per share	0.23	(0.18)	(0.27)	(0.41)	0.37
Diluted net income (loss) per share	0.23	(0.18)	(0.27)	(0.41)	0.35
Shares used in computing basic and diluted net income (loss) per share:
Basic	14,323	15,522	17,533	18,278	19,677
Diluted	14,394	15,522	17,533	18,278	20,860

	As of September 30,
	2009	2008(2)	2007(1)	2006	2005
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$57,968	$49,331	$107,935	$90,751	$133,803
Total assets	182,219	175,844	229,480	199,152	209,828
Long-term portion of capital lease obligation	—	17	31	50	27
Total stockholders’ equity	150,020	137,511	190,885	173,389	193,918

(1)	The results of operations for fiscal 2007 included net tax expense of $4.1 million that included deferred income tax expense totaling approximately $5.5 million associated with the increase in the valuation allowance against our net deferred tax assets.

(2)	The results of operations for fiscal 2008 included net tax expense of $1.0 million that included deferred income tax expense totaling approximately $3.1 million associated with the increase in the valuation allowance against our net deferred tax assets. In addition, subsequent to the issuance of our consolidated financial statements for the year ended September 30, 2008, we determined that foreign exchange losses previously presented in the consolidated statement of operations should have been classified in accumulated other comprehensive income. Consequently, corrections have been made to reduce other income (expenses) in the consolidated statements of operations by $336,000 to a corrected balance of $(699,000), from the balance of approximately $(1.0) million previously reported. Correspondingly, net loss for the year ended September 30, 2008 has decreased from approximately $(3.1) million as previously reported, to approximately $(2.8) million, while basic and diluted loss per share has increased from $(0.20) as previously reported, to $(0.18). Corresponding corrections have also been made in the consolidated balance sheet as of September 30, 2008, which decrease accumulated deficit by $336,000, from approximately $(143.2) million to $(142.9) million, and reduce accumulated other comprehensive income by $336,000, from approximately $5.4 million to $5.1 million.

For information regarding comparability of this data as it may relate to future periods, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We offer technology-based services and systems that enable enterprises to improve their mobile and online business performance and communications technologies. We offer Internet test and measurement services (“Internet”) and mobile test and measurement services (“Mobile”). Our Internet category includes all of our geographically distributed Web site and application monitoring and measurement services, voice-over-IP and streaming measurement services, load testing services, customer experience management services, competitive research and industry scorecard services, and other professional services. The Mobile category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS System Integrated Test Environment (“SITE”) systems. We believe all of our services help our customers reduce costs, improve customer satisfaction and increase profitability.

We offer our Internet services primarily on a subscription basis and on an engagement basis although, in some cases, we offer Internet professional services on a per incident or per study basis. We also offer the self-service use of our Internet technology for a fixed period of time on a subscription basis. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements and any additional features ordered. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and the type of testing to be conducted. Our Mobile solutions are offered on a subscription basis or license basis. The subscriptions typically are for a fixed period, usually annual, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system, which includes software and monitoring hardware, is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, the license fees are amortized over the length of the contract and are therefore included in ratable license revenue. The SIGOS Global Roamer service is offered via a subscription fee model, typically for a three to twelve month period, and is included in subscription services revenue.

The following management’s discussion and analysis gives effect to the corrections discussed in Note 1(A) to the consolidated financial statements.

Our net income increased by approximately $6.1 million, from a net loss of approximately $2.8 million for the year ended September 30, 2008 to net income of approximately $3.3 million for the year ended September 30, 2009. Total net revenue increased by approximately $3.2 million, or 4.2%, from approximately $76.9 million for the year ended September 30, 2008 to approximately $80.1 million for the year ended September 30, 2009. The increase in total net revenue is mainly attributable to an increase of approximately $2.8 million in our ratable licenses revenue from our SIGOS products and services. Total costs and expenses decreased approximately $3.8 million, or 4.7%, from approximately $81.0 million for the year ended September 30, 2008 to approximately $77.2 million for the year ended September 30, 2009 which was primarily due to strong cost containment efforts including salary reductions of between 7% and 10% across our United States based workforce, lower spending on external consultants and marketing expenses, as well as lower amortization costs of $0.9 million. We anticipate that total expenses for the first quarter of fiscal 2010 will be comparable to the fourth quarter of fiscal 2009.

For the year ended September 30, 2009, our 10 largest customers accounted for approximately 34% of total net revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time, with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

We believe that the challenges for our business include 1) continuing to drive growth in our Internet and Mobile revenue, 2) growing multiple page/broadband related revenue, such as Transaction Perspective and Application Perspective, without corresponding reductions in unit price, 3) continuing to control our expenses in fiscal 2010, and 4) the challenges faced due to the current economic global downturn.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, FASB Accounting Standards Codification (“ASC”) 605-25-30 (formerly referenced as Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables), ASC 985-605-15 (formerly referenced as Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition), and ASC 985-605-15-3 (formerly referenced as EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software). We generally recognize revenue when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery of the product or service has occurred,

•	Fee is fixed or determinable, and

•	Collection is deemed reasonably assured.

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

Subscription Services Revenue:  Subscription services revenue, which is recognized in accordance with SAB 104 and ASC 605-25-30, consists of fees from sales of subscriptions to our Perspective family of services and Global Roamer.

We enter into multiple element arrangements where sufficient objective evidence of fair value does not exist for the allocation of revenue. As a result, the elements within our subscription arrangements do not qualify for treatment as separate units of accounting. Accordingly, we account for fees received under subscription arrangements as a single unit of accounting and recognize the entire arrangement fee as revenue either ratably over the service period, generally twelve months, or based upon actual monthly usage.

For customers that are billed the entire amount of their subscription in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers that are billed on a monthly basis, revenue is recognized monthly based upon actual service usage for the month. Regardless of when billing occurs, we recognize revenue as services are provided and defer any revenue that is unearned. WebEffective service is sold on a subscription basis or as part of a professional services engagement. We recognize revenue from the use of our WebEffective service that is sold on a subscription basis ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue. We recognize revenue from the use of our WebEffective service as part of a professional services engagement at the time the professional services revenue is recognized and is recorded as professional services revenue.

Ratable Licenses Revenue:  Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, software, maintenance, engineering and consulting services associated with Keynote SIGOS SITE systems. We frequently enter into multiple element arrangements with mobile customers for the sale of our automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. These multiple element arrangements are within the scope of ASC 985-605-15, and ASC 985-605-15-3. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software. In other words, the software and hardware is sold as a package with payments due from customer upon delivery of this hardware and software package.

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

We cannot allocate the arrangement consideration to the multiple elements based on vendor specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, we recognize the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance provisions exist in the arrangement the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

Professional Services Revenue:  Professional services revenue consists of fees generated from our LoadPro, Customer Experience Management (“CEM”) and professional consulting services that are purchased as part of a professional service project. Revenue from these services is recognized as the services are performed, typically over a period of one to twelve months. For professional service projects that contain milestones, we recognize revenue once the services or milestones have been delivered, based on input measures. Payment occurs either up-front or over time.

We also enter into multiple element arrangements that generally consist of either: 1) the combination of subscription and professional services or 2) multiple professional services. For these arrangements, we recognize revenue in accordance with ASC 605-25-30. We allocate and defer revenue for the undelivered items based on objective evidence of fair value of the undelivered elements and recognize the difference between the total arrangement fee and the amount associated with the undelivered items as revenue. When sufficient objective evidence of fair value does not exist for undelivered items when subscription and professional services are combined, the entire arrangement fee is recognized ratably over the applicable performance period.

Deferred Revenue:  Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned license and subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Deferred revenue is reduced to the extent that there are any accounts receivable balances associated with the deferred revenue (“unpaid deferred revenue”) at the balance sheet date and may change at any point in time based upon the timing of when invoices are collected. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned more than twelve months from the balance sheet date and primarily consists of Keynote SIGOS SITE revenue.

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

The table below provides the details of gross deferred revenue (short-term and long-term aggregated), unpaid deferred revenue and net deferred revenue (the amount presented on the consolidated balance sheets) as of September 30, 2009 and 2008. The addback to net deferred revenue (the deferred revenue balance as recorded on the consolidated balance sheets) represents the unpaid deferred revenue that has an associated accounts receivable balance as of the balance sheet dates. The addback of unpaid deferred revenue may change at any point in time as it is based upon the timing of when invoices are collected and whether there is any deferred revenue associated with such accounts receivable.

	Domestic	International	Total
	(In thousands)

Net deferred revenue	$5,880	$12,948	$18,828
Addback: unpaid deferred revenue	1,665	1,810	3,475

Gross deferred revenue at September 30, 2009	$7,545	$14,758	$22,303

Net deferred revenue	$5,982	$13,951	$19,933
Addback: unpaid deferred revenue	2,425	2,331	4,756

Gross deferred revenue at September 30, 2008	$8,407	$16,282	$24,689

Allowance for Doubtful Accounts and Billing Allowance

Our allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. We regularly review the adequacy of our accounts receivable allowance after considering the age of each outstanding invoice, each customer’s expected ability to pay and our collection history with each customer. We review customers with invoices greater than 60 days past due to determine whether a specific allowance is appropriate. In addition, we maintain a reserve for all other invoices, which is calculated by applying a percentage, based on historical collection trends, to the outstanding accounts receivable.

Billing allowance represents the reserve for potential billing adjustments that are recorded as a reduction of revenue and represents a percentage of revenue based on historical trends and experience. The allowance for doubtful accounts and billing allowance represent management’s best estimate, but changes in circumstances relating to accounts receivable and billing adjustments, including unforeseen declines in market conditions, collection rates, future recoveries and the number of billing adjustments, may result in additions to or reductions in allowances in the future.

Inventories and Inventory Valuation

Inventories related to SIGOS SITE systems were approximately $1.2 million as of September 30, 2009, and relate to direct costs associated with finished goods hardware. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Market is based on estimated replacement value. Determining market value of inventories involves numerous judgments, including average selling prices and sales volumes in future periods. We primarily utilize current selling prices for measuring any potential declines in market value below cost. Any adjustment for market value is charged to direct cost of ratable licenses at the time of the market value decline.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes historical and forecasted sales. Inventories on hand in excess of forecasted demand are provided for. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions, and product life cycles.

Our inventories include mainly computer hardware and mobile hardware and accessories that may be subject to technological obsolescence. Our products are sold in a competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take inventory write-downs. For the years ended September 30, 2009, 2008 and 2007, we did not experience any write-down of inventories.

Allocation of Purchase Price for Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as any in-process research and development (“IPR&D”), based on their estimated fair values. Our methodology for allocating the purchase price relating to acquisitions is usually determined based on management’s assessment in conjunction with valuations performed by an independent third party. Such a valuation requires making significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, 1) future expected cash flows from customer contracts, customer lists and acquired developed technologies; 2) expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; and 3) discount rates. Estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates such as accruals associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill, Identifiable Intangibles Assets, and Long-Lived Assets

Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

We evaluate our goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable from the results of operations of our single reporting segment. In addition we evaluate our identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

Management continually applies its judgment when performing these evaluations to determine the timing of the testing, the undiscounted net cash flows used to assess recoverability of the intangible assets and the fair value of the asset group. If future events or circumstances indicate that our estimates or the related assumptions change, an impairment assessment is required and/or an asset group is determined to be impaired, our financial results could be materially and adversely impacted.

We performed an annual goodwill review during the fourth quarter in fiscal 2007, 2008, and 2009. We did not record an impairment charge based on our reviews. The goodwill recorded on the consolidated balance sheet as of September 30, 2009 was approximately $66.1 million as compared to $64.4 million as of September 30, 2008.

Stock-based Compensation

We issue stock options and restricted stock units to our employees and outside directors and provide our employees the right to purchase common stock under our employee stock purchase plan. Since October 1, 2005, we have accounted for stock-based compensation in accordance with ASC 718. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options and restricted stock units or the issue of stock under the employee stock purchase plan. Additionally, if actual forfeiture rates differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 6 to the notes to consolidated financial statements for more detail.

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

The uncertainties which could affect the realization of our deferred tax assets include various factors such as the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized or a mismatch in the tax jurisdiction in which taxable income is generated and company’s with the deferred tax assets.

As of October 1, 2007, we adopted ASC 740-10 (formerly referenced as FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) to account for uncertain tax positions. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with ASC 740-10 is a two-step process. The first step is recognition — we determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement — a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

In December 2007, we entered into an agreement whereby we purchased certain intangible assets from our German subsidiary. This transaction was treated as an intercompany sale and, as such, tax is not recognized on the sale until we no longer benefit from the underlying asset. Therefore, during December 2007, we recorded a long-term prepaid tax asset of approximately $1.8 million which represents the tax that the German subsidiary will pay of approximately $3.0 million, offset by the elimination of the remaining carrying amount of the deferred tax liability related to these intangible assets that were established at the time of the acquisition of the German subsidiary. The deferred tax liability had a carrying amount of approximately $1.2 million at the time of the transfer. We are amortizing the net prepaid tax asset of approximately $1.8 million through tax expense over the life of the underlying asset which has been estimated to be 48 months. During the three months ended September 30, 2009, we recorded an additional prepaid tax asset of approximately $1.1 million which represents the additional tax that the German subsidiary will pay based upon an increase in the purchase price calculated in fiscal 2009. We are amortizing the additional net prepaid tax asset of approximately $1.1 million through tax expense over the remaining life of the underlying asset. As of September 30, 2009, the prepaid tax asset was approximately $1.7 million, net of amortization of $820,000 and $418,000 for the years ended September 30, 2009 and 2008, respectively. The prepaid tax asset is recorded as deferred costs and other long-term assets on the consolidated balance sheet.

Results of Operations

The following table sets forth selected items from our consolidated statements of operations as a percentage of total net revenue.

	Year Ended September 30,
	2009	2008	2007

Net revenue:
Subscription services	56.9%	58.9%	63.0%
Ratable licenses	30.8	28.4	19.5
Professional services	12.3	12.7	17.5

Total revenue, net	100.0	100.0	100.0
Costs and expenses:
Costs of revenue:
Direct costs of subscription services	10.8	10.8	12.4
Direct costs of ratable licenses	7.6	8.5	6.8
Direct costs of professional services	7.4	9.2	12.0
Development	15.3	16.4	17.1
Operations	10.3	11.2	11.3
Amortization of intangible assets — software	1.4	1.3	1.1
Sales and marketing	29.8	33.4	29.8
General and administrative	12.9	13.2	14.5
Excess occupancy income	(1.3)	(1.5)	(0.4)
Amortization of intangible assets — other	1.3	2.8	3.2
Lease abandonment expense	0.8	0.0	0.0

Total costs and expenses	96.3	105.3	107.8

Income (loss) from operations	3.7	(5.3)	(7.8)
Interest income	1.1	3.9	7.0
Other income (expenses)	0.6	(0.9)	0.0
Provision for income taxes	(1.3)	(1.3)	(6.1)

Net income (loss)	4.1%	(3.6)%	(6.9)%

Net Revenue

	2009	% Change	2008	% Change	2007
	(In thousands)

Net revenue:
Subscription services	$45,597	1%	$45,314	6%	$42,662
Ratable licenses	24,623	13%	21,820	65%	13,220
Professional services	9,887	1%	9,774	(18)%	11,872

Total Revenue, net	$80,107		$76,908		$67,754

Subscription Services.

Subscription services revenue consists of fees from subscriptions from our traditional Perspective measurements, monitoring, testing, diagnostic, competitive research and industry scorecard services along with Global Roamer services.

Net revenue from subscription services increased by $283,000 for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The increase in subscription services revenue for the year ended September 30, 2009 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $2.2 million and mobile services of approximately $1.1 million, partially offset by a decrease in our single-page device subscription services of approximately $2.5 million and $503,000 in our WebEffective subscription services.

Net revenue from subscription services increased by approximately $2.7 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The increase in subscription services revenue for the year ended September 30, 2008 over the corresponding period in fiscal 2007 was mainly attributable to increased sales of our multiple page/broadband subscription services of approximately $5.4 million and Global Roamer and other mobile subscription services of approximately $2.5 million, partially offset by a decrease in our single-page/single device subscription services of approximately $5.4 million.

We measured an average of over 18,000, 14,100 and 11,600 page measurements during the month of September 2009, 2008 and 2007, respectively. Subscription services fees can vary based on the number of pages measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

We believe that subscription services revenue may increase in the future. However, we cannot assure you that revenue from our multiple page/broadband and mobile subscription services will grow faster than any declines in our single-page/single device and WebEffective subscription services in future periods.

Ratable Licenses.

Net revenue from ratable licenses increased by approximately $2.8 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The increases in ratable licenses revenue were mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements, offset by an unfavorable impact from foreign exchange rates. Net revenue from these sales is being recognized over the maintenance period for each contract, which is typically twelve to thirty-six months.

Net revenue from ratable licenses increased by approximately $8.6 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The increase was primarily due to revenue growth from the sale of new SIGOS SITE systems.

We expect revenue from ratable licenses will increase in the future. However, this growth may not be as much as experienced in fiscal year 2009. This is primarily attributable to the amount of revenue being recognized from prior periods normalizing with new sales contracts that will be amortized over twelve to thirty-six months. If the dollar weakens against the Euro in the future, these revenues could also be adversely affected.

Professional Services.

Net revenue from professional services increased by $113,000 for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The increase in professional services revenue for the year ended September 30, 2009 was mainly attributable to an increase of $915,000 from our load testing and enterprise solutions engagements related to preparing websites for the holiday shopping season and other events and new customers, partially offset by a decrease of $802,000 related to our CEM professional engagements.

Net revenue from professional services decreased by approximately $2.1 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The decrease in revenue was primarily due to fewer CEM engagements.

In addition to analyzing revenue for subscription services and professional services, management also internally analyzes revenue categorized as Internet Test and Measurement (“Internet”) and Mobile Test and Measurement (“Mobile”).

The following table identifies which services are categorized as Internet and Mobile services and where they are recorded in our consolidated statements of operations:

	Subscription	Ratable	Professional
	Services	Licenses	Services

Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
Financial Industry Scorecards	X		X
LoadPro	X		X
NetMechanic	X
Performance Scoreboard	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
WebEffective	X		X
Web Site Perspective	X
Voice Perspective	X		X
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X

The following table summarizes Internet and Mobile net revenue (in thousands):

	2009	% Change	2008	% Change	2007

Internet Subscriptions	$37,582	(2)%	$38,432	0%	$38,314
Internet Engagements	9,887	1%	9,774	(18)%	11,872

Total Internet net revenue	47,469	(2)%	48,206	(4)%	50,186

Mobile Subscription	8,015	16%	6,882	58%	4,348
Mobile Ratable Licenses	24,623	13%	21,820	65%	13,220

Total Mobile net revenue	32,638	14%	28,702	63%	17,568

Total net revenue	$80,107	4%	$76,908	14%	$67,754

The following table shows revenue as a percentage of total net revenue:

	2009	2008	2007

Internet Net Revenue	59%	63%	74%
Mobile Net Revenue	41	37	26

Total Net Revenue	100%	100%	100%

Internet net revenue decreased by $737,000 for the year ended September 30, 2009 compared to year ended September 30, 2008. Internet net revenue represented 59% and 63% of total net revenue for the year ended September 30, 2009 and 2008, respectively. The decrease in internet net revenue in absolute dollars for the year ended September 30, 2009 was mainly attributable to a decrease in our single-page device subscription services of approximately $2.5 million, a decrease of $802,000 from our CEM engagements, and a decrease of $503,000 in our WebEffective subscription services, partially offset by an increase of our multiple page/broadband subscription services of approximately $2.2 million and $915,000 from our load testing and enterprise solutions engagements.

Internet net revenue decreased by approximately $2.0 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. Internet net revenue represented 63% and 74% of total net revenue for the year ended September 30, 2008 and 2007, respectively. The decrease in Internet net revenue for the year ended September 30, 2008 over the corresponding period in fiscal 2007 was primarily due to a continued decrease of approximately $5.4 million from our single-page/single device subscriptions and $2.1 million from our Internet engagements which consists of our load testing, VOIP, enterprise solutions and customer experience management services, partially offset by an increase of approximately $5.4 million from our multiple-page/broadband services.

Mobile revenue increased by approximately $3.9 million for the year ended September 30, 2009 compared to the year ended September 30, 2008. Mobile net revenue represented 41% and 37% of total net revenue for the year ended September 30, 2009 and 2008, respectively. The increase in absolute dollars for the year ended September 30, 2009 is mainly attributable to revenue growth from the sale of new SIGOS SITE systems and existing customers renewing maintenance agreements. The increase was also attributable to increased contribution from our mobile subscription services.

Mobile net revenue increased by approximately $11.1 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. Mobile net revenue represented 37% and 26% of total net revenue for the year ended September 30, 2008 and 2007, respectively. The increase in Mobile net revenue for the year ended September 30, 2008 over the corresponding period in fiscal 2007 was mainly attributable to revenue growth from new SIGOS SITE systems and existing customers renewing maintenance agreements of approximately $8.6 million. In addition, the increase in Mobile net revenue, to a lesser extent, is attributable to increased growth from our mobile subscription services.

For the years ended September 30, 2009, 2008 and 2007, no single customer accounted for more than 10% of total net revenue. At September 30, 2009, one customer accounted for 10% of total accounts receivable. At September 30, 2008, one customer accounted for 11% of total accounts receivable. International sales were approximately 45%, 43%, and 31% of our total net revenue for the years ended September 30, 2009, 2008, and 2007, respectively.

Costs and Expenses:

Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	2009	% Change	2008	% Change	2007
	(In thousands)

Direct costs of subscription services	$8,655	4%	$8,324	(1)%	$8,389
Direct costs of ratable licenses	$6,079	(7)%	$6,558	43%	$4,598
Direct costs of professional services	$5,958	(16)%	$7,113	(13)%	$8,164

Direct Costs of Subscription Services.

Direct costs of subscription services consist of connection fees to telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and mobile subscription services. Direct costs of subscription services increased by $331,000 for the year ended September 30, 2009 as compared to the year ended September 30, 2008, and represented 19% and 18% of subscription services revenue for the year ended September 30, 2009 and 2008, respectively. The increase in absolute dollars was mainly attributable to the increase in bandwidth and connection fees related to our multi-page measurements.

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

We do not anticipate that direct costs of subscription services for the first quarter of fiscal 2010 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2009.

Direct Costs of Ratable Licenses.

Direct costs of ratable licenses include cost of support personnel related costs, materials, supplies, and consulting costs related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses decreased by $479,000 for the year ended September 30, 2009 as compared to the year ended September 30, 2008, and represented 25% and 30% of ratable licenses revenue for the year ended September 30, 2009 and 2008, respectively. The cost of the test equipment as part of each new customer contract is expensed ratably over the same initial twelve to thirty-six month period as the ratable licenses revenue to which it is associated. The decrease in direct costs of ratable licenses is mainly attributable to a higher amount of revenue being recognized during the year for maintenance renewals and software upgrades that do not have any significant associated direct costs for test equipment.

Direct costs of ratable licenses increased by approximately $2.0 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007, and represented 30% and 35% of ratable licenses revenue for the years ended September 30, 2008 and 2007, respectively. The increase was primarily due to test equipment sold as part of each new SITE system contract that is expensed ratably over the same initial twelve to thirty-six month period as the ratable licenses revenue to which it is associated. The decrease in direct costs of ratable licenses as a percentage of the ratable license revenue is primarily due to the fact that there was higher revenue being recognized in fiscal 2008 for maintenance renewals that do not have any significant associated direct costs.

We do not anticipate that direct costs of ratable licenses for the first quarter of fiscal 2010 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2009.

Direct Costs of Professional Services.

Direct costs of professional services consist of compensation expenses and related costs for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our CEM engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by approximately $1.2 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008, and represented 60% and 73% of professional services revenue for the year ended September 30, 2009 and 2008, respectively. The decreases in costs of professional services for the year ended September 30, 2009 is primarily due to lower personnel related costs associated with our CEM services due to continued cost containment.

Direct costs of professional services decreased by approximately $1.1 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007, and represented 73% and 69% of professional service revenue for the years ended September 30, 2008 and 2007, respectively. The decrease in direct costs of professional services was primarily due to lower personnel related costs associated with our customer experience management services. In addition, the decrease in costs of professional services was due to consulting expenses that were incurred in fiscal 2007 that did not recur in fiscal 2008 due to a specific customer engagement. The increase in direct costs of professional services as a percentage of professional services is due to lower professional services revenue in fiscal 2008 as compared to fiscal 2007.

We do not anticipate that direct costs of professional services for the first quarter of fiscal 2010 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2009.

Development

	2009	% Change	2008	% Change	2007
			(In thousands)

Development	$12,186	(3)%	$12,608	9%	$11,559

Development expenses consist primarily of compensation, which includes stock based compensation, and other related costs for development personnel. The decrease in development costs for the year ended September 30, 2009 was primarily due to salary reductions and lower consulting costs.

Development expenses increased by approximately $1.0 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The increase is primarily attributable to an increase of 5 headcount throughout the year, which amounted to approximately $781,000, and to $178,000 in higher consulting expenses.

We do not anticipate that development expenses for the first quarter of fiscal 2010 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2009.

Operations

	2009	% Change	2008	% Change	2007
			(In thousands)

Operations	$8,264	(4)%	$8,576	12%	$7,673

Operations expenses consist primarily of compensation and related expenses for management and technical support personnel who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses decreased by $312,000 for the year ended September 30, 2009 as compared to the year ended September 30, 2008, primarily due to strong cost containment through salary reductions.

Our operations expenses increased by $903,000 for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The increase was primarily due to $584,000 of compensation-related costs due to an increase in personnel from 48 in the fourth quarter of fiscal 2007 to 51 in the fourth quarter of fiscal 2008, along with higher consulting expenses of $199,000.

We do not anticipate that operations expenses for the first quarter of fiscal 2010 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2009.

Sales and Marketing

	2009	% Change	2008	% Change	2007
	(In thousands)

Sales and marketing	$23,863	(7)%	$25,705	28%	$20,127

Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses decreased by approximately $1.8 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The decreases in sales and marketing expenses for the year ended September 30, 2009 were primarily attributable to strong cost containment that resulted in lower spending on marketing programs and tradeshow events.

Our sales and marketing expenses increased by approximately $5.6 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. Approximately $4.6 million of the increase was primarily related to our continued investment in sales and marketing, including an increase in personnel from 89 in the fourth quarter of fiscal 2007 to 96 in the fourth quarter of fiscal 2008. In addition, the increase, to a lesser extent, was attributable to higher spending on marketing programs and events in fiscal 2008 of $332,000 and higher travel and related expenses of $372,000 due to the number of sales and marketing events.

We believe that sales and marketing expenses for the first quarter of fiscal 2010 will increase in absolute dollars compared to the fourth quarter of fiscal 2009 due to incremental spending on new sales personnel and seasonal spending on marketing programs.

General and Administrative

	2009	% Change	2008	% Change	2007
	(In thousands)

General and administrative	$10,332	2%	$10,142	3%	$9,856

General and administrative expenses consist primarily of compensation and related costs, professional service fees, including accounting, auditing and legal fees, insurance, and other general corporate expenses. General and administrative expenses increased by $190,000 for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The increase in expenses was mainly attributable to additional personnel costs associated with additional headcount and higher consulting and professional services fees, partially offset by salary reductions.

Our general and administrative expenses increased by $286,000 for the year ended September 30, 2008 as compared to the year ended September 30, 2007. General and administrative expenses increased by $423,000 primarily attributable to increased headcount and personnel related costs. The increase was offset by decreased spending in professional fees in fiscal 2008 as compared to fiscal 2007.

We do not anticipate that general and administrative expenses for the first quarter of fiscal 2010 will change significantly in absolute dollars compared to the fourth quarter of fiscal 2009.

Excess Occupancy Income

	2009	% Change	2008	% Change	2007
	(In thousands)

Rental income	$(2,605)	(1)%	$(2,584)	(91)%	$(1,353)
Rental and other expenses	1,585	15%	1,374	26%	1,088

Excess occupancy income	$(1,020)	16%	$(1,210)	(357)%	$(265)

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the years ended September 30, 2009 and 2008. The decrease in excess occupancy income for the year ended September 30, 2009 as compared to the year ended September 30, 2008 was primarily due to increased amounts of net expenses related to depreciation, property taxes and insurance.

The increase in excess occupancy income in fiscal 2008 as compared to fiscal 2007 was primarily due to an increase in tenant income of approximately $1.2 million due to the leasing of additional space, offset by a net increase in expenses of $286,000.

We expect the excess occupancy income in the first quarter of fiscal 2010 will be comparable to the fourth quarter of fiscal 2009.

Amortization of Identifiable Intangible Assets and In-process Research and Development

	2009	% Change	2008	% Change	2007
	(In thousands)

Amortization of identifiable intangible assets — software	$1,160	16%	$1,000	33%	$754
Amortization of identifiable intangible assets — other	1,050	(51)%	2,148	(2)%	2,195

Total amortization of identifiable intangible assets and in-process research and development	$2,210	(30)%	$3,148	7%	$2,949

Amortization of intangible assets — software mainly relates to developed technology related to our SIGOS SITE system and is reflected in direct costs of revenue in our consolidated statements of operations. All other intangibles, including customer lists, are included in amortization of intangible assets — other and is reflected in operating expenses in our consolidated statement of operations.

Total amortization of identifiable intangible assets decreased by $938,000 for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The decrease in total amortization is due to certain intangibles becoming fully amortized in fiscal 2008, partially offset by an increase in amortization associated with intangible assets purchased in the Zandan acquisition that occurred in April 2008.

Total amortization of identifiable intangible assets increased by $199,000 for the year ended September 30, 2008 as compared to fiscal 2007 primarily due to intangible assets purchased in the Zandan acquisition.

We review our identifiable intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. At September 30, 2009, we had a remaining balance of approximately $6.3 million of identifiable intangible assets that are being amortized over a three to six and one half-year expected life. We expect the amortization of identifiable intangible assets to be approximately $619,000 for the first quarter of fiscal 2010, assuming no additional acquisitions or impairment charges. We expect the remaining carrying value of the identifiable intangible assets as of September 30, 2009, as listed in the table below, will be fully amortized by December 2012 (in thousands):

	Technology	Technology	Customer
	Based-Software	Based-Other	Based	Trademark	Covenant	Backlog	Total

Net carrying value at September 30, 2009	$4,703	$11	$799	$674	$17	$51	$6,255

Lease abandonment expense

During the fourth quarter of fiscal 2009, we committed to an exit plan to cease using our New York facility. Commencing October 1, 2009, we have subleased the facility to a third party through October 2015, the remainder of the lease term. The lease abandonment expense of $635,000 is included in income from operations in the consolidated statement of operations.

Interest Income and Other Income (Expenses)

	2009	% Change	2008	% Change	2007
			(In thousands)

Interest income	$853	(72)%	$3,025	(36)%	$4,759
Other income (expenses)	478	168%	(699)	(7,667)%	(9)

Interest income and other income (expenses), net	$1,331	(43)%	$2,326	(51)%	$4,750

Subsequent to the issuance of our consolidated financial statements for the year ended September 30, 2008, management determined that foreign exchange losses previously presented in the consolidated statement of operations should have been classified in accumulated other comprehensive income. Consequently, corrections have been made to reduce other income (expenses) in the consolidated statements of operations by $336,000 to a corrected balance of $(699,000), from the balance of approximately $(1.0) million previously reported.

Interest income and other income (expenses), net decreased $995,000 for the year ended September 30, 2009 as compared to the year ended September 30, 2008. Interest income decreased for the year ended September 30, 2009 in comparison to fiscal 2008 primarily due to lower interest rates on invested cash balances. Other income (expenses) for the year ended September 30, 2009 increased in comparison to fiscal 2008 primarily due to more favorable foreign exchange rates in 2009 compared to 2008.

Interest income and other income (expenses), net, decreased by approximately $2.4 million for the year ended September 30, 2008 as compared to the year ended September 30, 2007. The decrease in interest income and other income (expenses), net, was primarily attributable to lower interest income from lower balance of invested cash, cash equivalents, and short-term investments.

We believe that interest income and other income (expenses), net, for the first quarter of fiscal 2010 will be approximately $150,000, absent any additional transactions, and assuming no material changes in interest rates, foreign exchange rates, and currently planned uses of cash.

Provision for Income Taxes

	2009	% Change	2008	% Change	2007
	(In thousands)

Provision for income taxes	$1,019	(1)%	$1,034	(75)%	$4,145

For the year ended September 30, 2009, we recorded a net tax expense of $1.0 million.

Although we had a loss before income taxes for the year ended September 30, 2008, we recorded a net tax expense of approximately $1.0 million.

For the year ended September 30, 2007, we recorded a net tax expense of approximately $4.1 million. Our effective tax rate for the year ended September 30, 2007 was approximately 759% including the effect of the adjustment of the valuation allowance. In the fourth quarter of fiscal 2007, we recorded deferred income tax expense of approximately $3.3 million associated with an increase in the valuation allowance against our net deferred tax assets. This increase was primarily due to the net loss incurred in fiscal 2007 and our recent history of losses.

The tax rate differed from the statutory rate in each of the years primarily due to nondeductible stock based compensation charges, foreign tax differential, amortization on prepaid tax asset and the change in our valuation allowance.

We had net operating loss carryforwards at September 30, 2009 for federal income tax purposes of approximately $61.3 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the tax years 2011 through 2027. In addition, we had approximately $25.7 million of net operating loss carryforwards at September 30, 2009 available to reduce future taxable income for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the tax years 2011 through 2018.

California has enacted legislation that suspends the utilization of net operating loss carry forwards for tax years 2008 and 2009. It also limits the use of business credits to 50% of a taxpayer’s tax liability for tax years 2008 and 2009. This legislation increased our tax liability for tax year 2008 and will likely increase our tax liability for tax year 2009.

As of September 30, 2009, we had research credit carryforwards of approximately $2.5 million for federal and $2.3 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the tax year 2010. The California research credit can be carried forward indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings indefinitely in those foreign subsidiaries. Undistributed earnings of our foreign subsidiaries amounted to approximately $4.1 million at September 30, 2009. If we distribute these earnings, in the form of dividends and otherwise, we would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. We have determined that the net operating losses and research and development credits acquired through the acquisition of two of our subsidiaries are subject to section 382 limitations, and the effects of the limitations have been included in the loss and credit carryforwards. If an additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced. If we were to make additional repurchases of shares of our common stock, we could face additional limits on our use of net operating losses.

Liquidity and Capital Resources

	As of September 30,
	2009	2008
	(In thousands)

Cash, cash equivalents and short-term investments	$57,968	$49,331
Accounts receivable, net	$6,403	$7,316
Working capital	$44,749	$27,108
Days sales in accounts receivable (DSO)(a)	30	32

(a)	DSO is calculated as: (ending net accounts receivable / net sales for the three month period) multiplied by number of days in the period

	2009	2008	2007
		(In thousands)

Cash provided by operating activities	$8,799	$5,280	$20,380
Cash provided by (used in) investing activities	$(2,731)	$48,142	$(35,208)
Cash provided by (used in) financing activities	$2,726	$(53,646)	$11,007

Cash, cash equivalents and short-term investments and working capital

At September 30, 2009, we had approximately $51.4 million in cash and cash equivalents and approximately $6.6 million in short-term investments, for a total of approximately $58.0 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and fixed term deposits with original maturities of three months or less. As of September 30, 2009, approximately $35.5 million of our cash and cash equivalents and investments was held in the United States. The remainder of our cash and cash equivalents and short-term investments were held in foreign subsidiaries. If these cash and cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash flows from operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period, ranging from one to twelve months, or monthly during the life of the subscription period. Payments for our ratable licenses are generally collected at delivery of the SIGOS SITE system. Payments from some of our professional services customers are collected at the end of the monthly service period or as milestones are completed. Our primary use of cash from operating activities, are for personnel related expenditures, measurement and data collection infrastructure costs, insurance, regulatory compliance and other expenses associated with operating our business.

Comparison of Years Ended September 30, 2009 and 2008

For the year ended September 30, 2009, net cash provided by operating activities was approximately $8.8 million. Net cash provided was mainly due to net income of $3.3 million adjusted for $13.1 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $7.6 million net decrease in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expenses and bad debt and billing adjustment reserves. The net decrease in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $4.7 million, a decrease in deferred revenue of approximately $1.7 million, and an increase in prepaid and other assets, including prepaid tax assets, of $1.8 million, partially offset by a decrease in account receivable of $0.6 million. The change in accounts payable and accrued expenses during the year ended September 30, 2009 was mainly attributed to tax payments to the German authorities for taxes associated with prior operations and an IP migration strategy that occurred in 2008.

Comparison of Years Ended September 30, 2008 and 2007

For the year ended September 30, 2008, net cash provided by operating activities was approximately $5.3 million which was primarily due to a net loss of $2.8 million, adjusted for all non-cash amortization, depreciation and stock-based compensation. Net cash provided by operating activities for fiscal 2008 was offset by cash used in operating activities due to an increase of approximately $1.6 million in accounts receivable and a decrease of approximately $2.1 million in deferred revenue. The increase in accounts receivable was mainly attributable to higher DSO in fiscal 2008 as compared to fiscal 2007. The decrease in deferred revenue is mainly attributable to increased number of ITM customers that are now being billed on a month-to-month basis in arrears rather than being billed in advance.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relates to acquisitions and the timing of purchases and maturities of investments. We also use cash to invest in equipment and other assets to support our growth and infrastructure.

Comparison of Years Ended September 30, 2009 and 2008

For the year ended September 30, 2009, net cash used by our investing activities was approximately $2.7 million. We paid approximately $15.9 million for the purchase of short-term investments, and received approximately $16.8 million from maturities and sales of short-term investments. We also utilized $3.4 million to purchase property, equipment, and software primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have leased in our headquarters building.

Comparison of Years Ended September 30, 2008 and 2007

Cash flows from investing activities increased for the year ended September 30, 2008 compared to the prior year primarily due to the net sales of short-term investments of $58.3 million, offset by $10.1 million of purchases of property and equipment, acquired technology, and the purchase of businesses and assets, net.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.

Comparison of Years Ended September 30, 2009 and 2008

Cash flows from financing activities increased for the year ended September 30, 2009 compared to the prior year primarily due to proceeds from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan of approximately $3.0 million.

Comparison of Years Ended September 30, 2008 and 2007

Cash flows from financing activities decreased for the year ended September 30, 2008 compared to the prior year primarily due to repurchases of our common stock in fiscal 2008. We utilized approximately $60.1 million and $1.2 million to repurchase shares of our common stock in the open market during the years ended September 30, 2008 and 2007, respectively. We received approximately $6.5 million and $12.2 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan for the years ended September 30, 2008 and 2007, respectively.

Commitments and Contractual Obligations

As of September 30, 2009, our principal commitments consisted of approximately $2.5 million in real property operating leases and equipment capital and operating leases, with various lease terms, the longest of which expires in October 2017. Additionally, we had contingent commitments, ranging in length from one to twenty-nine months, to bandwidth and collocation providers amounting to approximately $1.8 million, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in equipment and other assets to support our growth.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2009 (in thousands):

	Payment Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations: Capital Leases	$16	$16	$—	$—	$—
Contractual Obligations: Operating Leases	2 ,506	923	924	383	276
Contingent Commitments: Bandwidth and Co-location	1,797	1,511	286	—	—

Total	$4,319	$2,450	$1,210	$383	$276

The above amounts exclude liabilities under ASC 740-10, as we are unable to reasonably estimate the ultimate amount or timing of settlement.

As of September 30, 2009, we have outstanding guarantees to customers and vendors totaling $148,000 in one of our foreign subsidiaries. The guarantees can only be executed upon agreement by both the customer or vendor and us. The guarantees are secured by an unsecured line of credit of approximately $1.5 million that has not been drawn upon as of September 30, 2009.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Boards (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We are currently assessing the impact of these amendments to the ASC on our accounting and reporting systems and processes; however, at this time we are unable to quantify the impact on our financial statements of our adoption or determine the timing and method of our adoption.

During the first quarter of 2009, we adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued supplemental guidance that delays the effective date of this new fair value accounting standard to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the us beginning in the first quarter of 2010. Although we will continue to evaluate the application of this accounting standard, management does not currently believe adoption of this accounting pronouncement will have a material impact on our financial condition or operating results.

In December 2007, the FASB issued FASB ASC 805, Business Combinations (formerly referenced as SFAS No. 141 (revised 2007), Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new accounting standard also establishes principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB amended this new accounting standard to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. This new business combination accounting standard is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by us beginning in the first quarter of 2010 and will apply prospectively to any business combinations completed on or after that date. The effect of adoption of this new accounting pronouncement on our financial condition or operating results will depend on the nature of acquisitions completed after the date of adoption.

In December 2007, the FASB issued ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (formerly referenced as SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. Although we will continue to evaluate the application of this accounting standard, management does not currently believe adoption of this accounting pronouncement will have a material impact on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued ASC 815-10, Disclosures about Derivative Instruments and Hedging Activities (formerly referenced as SFAS No. 161). ASC 815-10 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. ASC 815-10 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the impact, if any, that ASC 815-10 may have on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB released ASC 350, Determination of the Useful Life of Intangible Assets (formerly referenced as FASB Staff Position 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-20, Goodwill and Other Intangible Assets (formerly referenced as SFAS No. 142). The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-20 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other U.S. generally accepted accounting principles. ASC 350 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning October 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of ASC 350 on our consolidated financial position, results of operations and cash flows.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks we may use derivative financial instruments in accordance with our investment and foreign exchange policies. We have not and currently do not use derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Sensitivity.  Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly because most of our cash, cash equivalents and short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from levels at September 30, 2009, the interest earned on those cash, cash equivalents and short-term investments could increase or decrease by approximately $85,000 on an annualized basis.

Foreign Currency Fluctuations.  A substantial majority of our revenue and expenses are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Revenues derived from customers outside of the United States, which are billed from our headquarters, in San Mateo, CA, and have the U.S. dollar as the functional currency, are collected in foreign currencies. Revenues derived from customers outside of the United States, which are billed from our Nuremberg, Germany office, are typically billed in Euros. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our U.S. dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Interest and Other Expenses” in the accompanying Consolidated Statements of Operations, primarily due to fluctuations in the Euro and the British Pound, totaled $455,000, $(610,000), and $3,000 for the years ended September 30, 2009, 2008, 2007, respectively.

Item 8.	Financial Statements and Supplementary Data.

Keynote Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, California

We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(M) to the consolidated financial statements, effective October 1, 2007, the Company adopted the provisions of ASC 740-10 (“Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”)

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
December 11, 2009

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2009	2008
	(In thousands, except share amounts and par value)

ASSETS
Current assets:
Cash and cash equivalents	$51,383	$42,546
Short-term investments	6,585	6,785

Total cash, cash equivalents and short-term investments	57,968	49,331
Accounts receivable, less allowance for doubtful accounts of $112 and $118 at September 30, 2009 and 2008, respectively, and less billing reserve of $150 at September 30, 2009 and 2008	6,403	7,316
Prepaids, deferred costs and other current assets	3,517	2,909
Inventories	1,222	1,081
Deferred tax assets	2,913	1,042

Total current assets	72,023	61,679
Deferred costs and other long-term assets	3,024	2,788
Property, equipment and software, net	34,778	36,405
Goodwill	66,078	64,396
Identifiable intangible assets, net	6,255	8,430
Deferred tax assets	61	2,146

Total assets	$182,219	$175,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,147	$2,505
Accrued expenses	8,450	12,767
Current portion of capital lease obligation	16	14
Notes payable	—	256
Deferred revenue	17,661	19,029

Total current liabilities	27,274	34,571
Long-term portion of capital lease obligation	—	17
Deferred rent and other long-term liabilities	3,344	2,605
Long-term deferred revenue	1,167	904
Long-term deferred tax liability	414	236

Total liabilities	32,199	38,333

Commitments and contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,501,176 and 14,095,181 shares issued and outstanding as of September 30, 2009 and 2008, respectively	14	14
Additional paid-in capital	282,653	275,316
Accumulated deficit	(139,614)	(142,871)
Accumulated other comprehensive income	6,967	5,052

Total stockholders’ equity	150,020	137,511

Total liabilities and stockholders’ equity	$182,219	$175,844

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2009	2008	2007
	(In thousands, except per
	share amounts)

Net revenue:
Subscription services	$45,597	$45,314	$42,662
Ratable licenses	24,623	21,820	13,220
Professional services	9,887	9,774	11,872

Total revenue, net	80,107	76,908	67,754

Costs and expenses
Costs of revenue
Direct costs of subscription services	8,655	8,324	8,389
Direct costs of ratable licenses	6,079	6,558	4,598
Direct costs of professional services	5,958	7,113	8,164
Development	12,186	12,608	11,559
Operations	8,264	8,576	7,673
Amortization of intangible assets — software	1,160	1,000	754

Total costs of revenue	42,302	44,179	41,137
Sales and marketing	23,863	25,705	20,127
General and administrative	10,332	10,142	9,856
Excess occupancy income	(1,020)	(1,210)	(265)
Amortization of intangible assets — other	1,050	2,148	2,195
Lease abandonment expense	635	—	—

Total costs and expenses*	77,162	80,964	73,050

Income (loss) from operations	2,945	(4,056)	(5,296)
Interest income	853	3,025	4,759
Other income (expenses)	478	(699)	(9)

Income (loss) before provision for income taxes	4,276	(1,730)	(546)
Provision for income taxes	(1,019)	(1,034)	(4,145)

Net income (loss)	$3,257	$(2,764)	$(4,691)

Net income (loss) per share:
Basic	$0.23	$(0.18)	$(0.27)
Diluted	$0.23	$(0.18)	$(0.27)
Shares used in computing basic and diluted net income (loss) per share:
Basic	14,323	15,522	17,533
Diluted	14,394	15,522	17,533

*	Stock-based compensation by category:

Direct cost of ratable licenses	$78	$246	$190
Direct cost of professional services	494	462	470
Development	969	993	921
Operations	554	644	584
Sales and marketing	1,580	1,532	1,280
General and administrative	717	680	633

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Income (Loss)
	(In thousands, except share amounts)

Balance as of September 30, 2006	19,072,349	$19	(2,000,000)	$(21,150)	$330,398	$(137,578)	$1,700	$173,389	$(5,463)
Cumulative effect of the adoption of ASC 250	—	—	—	—	—	2,081	—	2,081	—

Balances as of October 1, 2006	19,072,349	$19	(2,000,000)	$(21,150)	$330,398	$(135,497)	$1,700	$175,470	$(5,463)

Repurchase of common stock	—	—	(92,000)	(1,151)	(3)	—	—	(1,154)	—
Issuance of common stock	1,364,299	1	—	—	12,192	—	—	12,193	—
Retirement of treasury stock	(2,000,000)	(2)	2,000,000	21,150	(21,148)	—	—	—	—
Stock-based compensation	—	—	—	—	4,086	—	—	4,086	—
Net loss	—	—	—	—	—	(4,691)	—	(4,691)	(4,691)
Foreign currency translation	—	—	—	—	—	—	4,828	4,828	4,828
Unrealized gain on available-for sale investments	—	—	—	—	—	—	153	153	153

Balance as of September 30, 2007	18,436,648	$18	(92,000)	$(1,151)	$325,525	$(140,188)	$6,681	$190,885	$290
Cumulative effect of the adoption of ASC 740-10 (See Note 1(M))	—	—	—	—	—	81	—	81	—

Adjusted balances, October 1, 2007	18,436,648	$18	(92,000)	$(1,151)	$325,525	$(140,107)	$6,681	$190,966	$290

Repurchase of common stock	—	—	(5,000,000)	(59,919)	(151)	—	—	(60,070)	—
Issuance of common stock	750,533	1	—	—	6,450	—	—	6,451	—
Retirement of treasury stock	(5,092,000)	(5)	5,092,000	61,070	(61,065)	—	—	—	—
Stock-based compensation	—	—	—	—	4,557	—	—	4,557	—
Net loss	—	—	—	—	—	(2,764)	—	(2,764)	(2,764)
Foreign currency translation	—	—	—	—	—	—	(1,642)	(1,642)	(1,642)
Unrealized gain on available-for sale investments	—	—	—	—	—	—	13	13	13

Balance as of September 30, 2008	14,095,181	$14	—	$—	$275,316	$(142,871)	$5,052	$137,511	$(4,393)

Issuance of common stock	405,995	—	—	—	2,978	—	—	2,978	—
Stock-based compensation	—	—	—	—	4,359	—	—	4,359	—
Net income	—	—	—	—	—	3,257	—	3,257	3,257
Foreign currency translation	—	—	—	—	—	—	1,915	1,915	1,915

Balance as of September 30, 2009	14,501,176	$14	—	$—	$282,653	$(139,614)	$6,967	$150,020	$5,172

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$3,257	$(2,764)	$(4,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,854	5,139	4,581
Loss on disposal of assets	27	—	—
Stock-based compensation	4,392	4,557	4,078
Charges to bad debt and billing adjustment reserves	315	240	355
Impairment of short-term investments	—	98	42
(Accretion)/amortization of debt investment (discount)/ premium	3	(464)	(1,327)
Amortization of identifiable intangible assets	2,210	3,148	2,949
Excess tax benefits from stock-based compensation	(12)	—	—
Amortization of prepaid tax asset	821	418	—
Collection of tax credit receivable within deferred tax assets	637	—	—
Deferred tax assets and liabilities, net	(107)	(26)	12
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	631	(1,622)	1,138
Inventories	(102)	(23)	(69)
Prepaids, deferred costs and other assets	(682)	294	(846)
Accounts payable and accrued expenses	(4,653)	96	4,103
Deferred revenue	(1,706)	(2,067)	10,055
Prepaid tax asset	(1,086)	(1,744)	—

Net cash provided by operating activities	8,799	5,280	20,380

Cash flows from investing activities:
Purchases of property, equipment and software	(3,444)	(5,865)	(5,540)
Acquired technology	—	(2,557)	—
Purchases of businesses and assets, net	(170)	(1,697)	(393)
Earnout payment for acquisition of business	—	—	(10,587)
Purchases of short-term investments	(15,918)	(27,699)	(93,765)
Maturities and sales of short-term investments	16,801	85,960	75,077

Net cash provided by (used in) investing activities	(2,731)	48,142	(35,208)

Cash flows from financing activities:
Payment of lease obligation	(15)	(26)	(32)
Payment of notes payable	(249)	—	—
Excess tax benefits from stock-based compensation	12	—	—
Proceeds from issuance of common stock and exercise of stock options	2,978	6,450	12,193
Repurchase of outstanding common stock	—	(60,070)	(1,154)

Net cash provided by (used in) financing activities	2,726	(53,646)	11,007

Effect of exchange rate changes on cash and cash equivalents	43	(105)	1,034

Net increase (decrease) in cash and cash equivalents	8,837	(329)	(2,787)
Cash and cash equivalents at beginning of the year	42,546	42,875	45,662

Cash and cash equivalents at end of the year	$51,383	$42,546	$42,875

Supplemental cash flow disclosure:
Income taxes paid (net of refunds) during the year	$4,164	$1,670	$911
Noncash operating and investing activities:
Acquisition of property, equipment and software on account at year end	$31	$113	$110
Retirement of treasury stock	$—	$61,070	$21,150

See accompanying notes to the consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) develop and sell services, hardware and software to measure, test, assure and improve the quality of service of Internet and mobile communications.

(A)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Correction of Classification of Short-Term Investments and Foreign Exchange Losses

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended September 30, 2008, management determined that certain fixed term deposits previously reported as cash and cash equivalents should have been classified as short-term investments. Consequently, cash and cash equivalents as of September 30, 2008 included in the consolidated balance sheet herein has been reduced by approximately $4.2 million, to a corrected balance of $42.6 million, from the balance of cash and cash equivalents of approximately $46.8 million previously reported. Correspondingly, the balance of short-term investments in the Company’s consolidated balance sheet as of September 30, 2008 has been increased by approximately $4.2 million from approximately $2.6 million as previously reported, to $6.8 million. The correction in classification did not impact the total balance of cash, cash equivalents and short-term investments previously reported in the Company’s consolidated balance sheet as of September 30, 2008. The Company’s investment in the fixed term deposits requiring correction in classification commenced in the fourth quarter of 2008.

Corresponding corrections have been made in the consolidated statement of cash flows for the year ended September 30, 2008 as follows: cash and cash equivalents at the end of the year has been reduced by approximately $4.2 million, from $46.8 million previously reported to a corrected balance of $42.6 million; cash used to purchase short-term investments has increased by $4.6 million, from $23.1 million previously reported to a corrected balance of $27.7 million; net cash provided by investing activities has been reduced by $4.6 million, from $52.7 million previously reported to a corrected balance of $48.1 million; and the effect of exchange rate changes on cash and cash equivalents has been increased by $378,000, offset by a reduction of $336,000 associated with the correction to foreign exchange losses discussed in the following paragraph, resulting in a corrected amount of $(105,000) as compared to the previously reported amount of $(147,000).

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended September 30, 2008, management determined that foreign exchange losses previously presented in the consolidated statement of operations should have been classified in accumulated other comprehensive income. Consequently, corrections have been made to reduce other income (expenses) in the consolidated statements of operations by $336,000 to a corrected balance of $(699,000), from the balance of approximately $(1.0) million previously reported. Correspondingly, net loss for the year ended September 30, 2008 has decreased from approximately $(3.1) million as previously reported, to approximately $(2.8) million, while basic and diluted earnings per share has increased from $(0.20) as previously reported, to $(0.18). Corresponding corrections have been made in the consolidated statements of cash flows for the year ended September 30, 2008, which increase net cash provided by operations by $336,000, from approximately $4.9 million to $5.3 million, and reduce the effect of exchange rate changes on cash and cash equivalents by $336,000. Corresponding corrections have also been made in the consolidated balance sheet as of September 30, 2008, which decrease accumulated deficit by $336,000, from approximately $(143.2) million to $(142.9) million, and reduce accumulated other comprehensive income by $336,000, from approximately $5.4 million to $5.1 million.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(B)	Revenue Recognition

Revenue consists of subscription services revenue, ratable licenses revenue and professional services revenue and is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. The Company considers a customer signed quote, contract, or equivalent document to be evidence of an arrangement.

•	Delivery of the product or service has occurred. For subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. The Company’s subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. For ratable licenses, delivery occurs when all elements of the arrangement have either been delivered or accepted, if acceptance language exists.

•	Fee is fixed or determinable. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

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

Subscription services revenue is recognized in accordance with ASC 605-25-30 (formerly referenced as Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition) and ASC 605-25-30 (formerly referenced as Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables).

The Company enters into multiple element arrangements where sufficient objective evidence of fair value does not exist for the allocation of revenue. As a result, the elements within its subscription arrangements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for fees received under subscription arrangements as a single unit of accounting and recognizes the entire arrangement fee as revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.

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

WebEffective service is sold on a subscription basis or as part of a professional services engagement. The Company recognizes revenue from the use of its WebEffective service that is sold on a subscription basis ratably over the subscription period, commencing on the day service is first provided, and such revenue is recorded as subscription services revenue. The Company recognizes revenue from the use of its WebEffective service as part of a professional services engagement at the time the professional services revenue is recognized and is recorded as professional services revenue.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Ratable Licenses Revenue:  Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”). The Company frequently enters into multiple element arrangements with mobile customers, for the sale of its automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and minor other consulting services. These multiple element arrangements are within the scope of ASC 985-605-15 and ASC 985-605-15-3 (formerly referenced as Statement of Position No. 97-2, Software Revenue Recognition and EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, respectively) . This determination is based on the hardware component of the Company’s multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software, in other words, the software and hardware being sold as a package with payments due from customers upon delivery of this hardware and software package.

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

The Company cannot allocate the arrangement consideration to the multiple elements based on vendor specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, the Company recognizes the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance provisions exist, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

Professional Services Revenue:  Professional services revenue consists of fees generated from LoadPro, Customer Experience Management (“CEM”) and professional consulting services that are purchased as part of a professional service project. Revenue from these services is recognized as the services are performed, typically over a period of one to three months. For professional service projects that contain milestones, the Company recognizes revenue once the services or milestones have been delivered, based on input measures. Payment occurs either up-front or over time.

The Company also enters into multiple element arrangements, which generally consist of either: 1) the combination of subscription and professional services, or 2) multiple professional services. For these arrangements, the Company recognizes revenue in accordance with ASC 605-25-30. The Company allocates and defers revenue for the undelivered items based on objective evidence of fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount associated with the undelivered items as revenue.

When sufficient objective evidence of fair value does not exist for undelivered items when subscription and professional services are combined, the entire arrangement fee is recognized ratably over the applicable performance period.

Deferred Revenue:  Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services and ratable licenses revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the unearned revenue that will be earned after twelve months from the balance sheet date and primarily consists of ratable licenses revenue.

Deferred Costs:  Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short-term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent deferred costs in the consolidated balance sheet. These deferred costs are amortized to cost of ratable licenses over the life of the customer contract, generally from one to three years. Amortization of these deferred costs commences when revenue recognition begins, which is typically the later of delivery or acceptance.

(C)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used in accounting for, among other things, allowance for doubtful accounts and billing allowance, valuation allowances for deferred tax assets, certain liabilities, useful lives of property, equipment and intangible assets, asset impairments and the fair values of options granted under the Company’s stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

(D)	Financial Instruments

Cash and Cash Equivalents

The Company considers all highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less to be cash equivalents in accordance with ASC 230-10 (formerly referenced as SFAS No. 95, Statement of Cash Flows).

Investments

The Company’s investments have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designation as of each balance sheet date. Available-for-sale investments are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The Company classifies available for sale investments and investments with original maturities of less than 12 months as short-term. Investments with original maturities greater than 12 months are classified as long-term. The cost of securities sold is based upon the specific identification method.

Fair Value Measurements

During the first quarter of 2009, the Company adopted ASC 820 (formerly referenced as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This new accounting standard does not require any new fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

During the first quarter of 2009, the Company adopted ASC 825 (formerly referenced as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

(E)	Inventories

Inventories primarily relate to direct costs associated with SIGOS SITE systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses in the period that management identifies the adjustment. Inventories were approximately $1.2 million and $1.1 million as of September 30, 2009 and 2008, respectively.

(F)	Property, Equipment and Software

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

(G)	Accumulated Other Comprehensive Income

The Company reports comprehensive income (loss) in accordance with the provisions of ASC 220 (formerly referenced as SFAS No. 130, Reporting Comprehensive Income), which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, the United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expenses) in the consolidated statements of operations as incurred and were approximately $455,000, $(610,000) and $3,000 for the years ended September 30, 2009, 2008 and 2007, respectively.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of accumulated other comprehensive income reflected in the consolidated statements of stockholders’ equity at September 30, 2009 and 2008 consisted of the following (in thousands):

	2009	2008

Unrealized gain on investments	$—	$10
Cumulative translation adjustments	6,967	5,042

Accumulated other comprehensive income (loss)	$6,967	$5,052

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

Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of its customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews customers with invoices greater than 60 days past due to determine whether a specific allowance is appropriate. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends.

In addition to the allowance for doubtful accounts, the Company maintains a billing reserve that represents the reserve for potential billing adjustments that are recorded as a reduction of revenue. The Company’s billing reserve is calculated as a percentage of revenue based on historical trends and experience.

The allowance for doubtful accounts and billing reserve represent management’s best estimate as of the balance sheet dates, but changes in circumstances relating to accounts receivable and billing reserves, including unforeseen declines in market conditions, actual collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.

Activity in the allowance for doubtful accounts and billing reserve is as follows (in thousands):

			Write-Offs/
	Balance at	Charged to	Credit		Balance at
	Beginning	Operations/	Memos		End of
Fiscal Years	of Period	Revenue	Issued	Adjustments(1)	Period(2)

September 30, 2009	$268	$315	$(321)	$—	$262
September 30, 2008	$284	$240	$(256)	$—	$268
September 30, 2007	$473	$355	$(304)	$(240)	$284

(1)	Adjustment for $240,000 to fiscal 2007 beginning balance, charged to retained earnings.

(2)	Included in the balance at the end of the period is an amount of $150,000, $150,000, and $165,000 in billing reserves as of September 30, 2009, 2008 and 2007, respectively.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At September 30, 2009 and 2008 one customer accounted for more than 10% of the Company’s total accounts receivable. For the years ended September 30, 2009, 2008 and 2007 no single customer accounted for more than 10% of total net revenue.

(I)	Lease Abandonment Expense

The Company leases a facility in New York under an operating lease that expires in October 2015. The Company committed to an exit plan to cease using the facility in the fourth quarter of fiscal 2009. Commencing October 1, 2009, the Company has subleased the facility to a third party for the remainder of its lease term. The components of the lease abandonment liability, as of September 30, 2009, are as follows (in thousands):

Remaining lease payments	$1,582
Sublease rental income	(1,040)
Lease termination costs	93

Total lease abandonment liability	$635

The lease abandonment expense of $635,000 incurred in the fourth quarter of fiscal 2009 is included in income from operations in the consolidated statement of operations. Correspondingly, a lease abandonment liability is reported as accrued liabilities and deferred rent and other long-term liabilities on our consolidated balance sheet in the amount of $235,000 and $400,000, respectively.

(J)	Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based upon actual square footage available to lease to third parties which was approximately 75%, 75%, and 60% for the year ended September 30, 2009, 2008, and 2007, respectively. Rental income was approximately $2.6 million, $2.6 million, and $1.4 million for the years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009, the Company had leased space to 12 tenants, of which 11 are noncancellable operating leases, which expire on various dates through 2014. At September 30, 2009, future minimum rents receivable under the leases, are as follows (in thousands):

Fiscal Years
2010	$2,468
2011	2,394
2012	1,714
2013	217
2014	89
Thereafter	—

Total future minimum rents receivable	$6,882

(K)	Goodwill and Long-Lived Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and other identifiable intangible assets are accounted for in accordance with ASC 350-20 (formerly referenced as SFAS No. 142, Goodwill and Other Intangible Assets). Goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are generally amortized on a straight-line basis over a three to six and one half-year period.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company tests for impairment at September 30th of each year and whenever events or changes in circumstances indicate that the carrying amount of goodwill or indefinite lived intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company has determined that it has only one reporting unit. The first step determines the fair value of the reporting unit using the market capitalization value and compares it to the reporting unit’s carrying value. The Company determines its market capitalization value based on the number of shares outstanding, its stock price and other relevant market factors, such as merger and acquisition multiples and control premiums. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.

Although there was a decline in the market capitalization of the Company, as well as comparable companies, during the year ended September 30, 2009, the Company concluded that there were no triggering events to indicate that an impairment indicator exists as of September 30, 2009. In making this determination, management considered the carrying value of the Company’s stockholders’ equity as compared with the Company’s market capitalization and the implied control premium to reconcile these amounts. Management also considered the Company’s historical and forecasted revenues and operating results. Management believes that the recent decline in the Company’s market capitalization is not due to any fundamental change or adverse events in the Company’s operations. Accordingly, the Company has not recognized any impairment of its goodwill in the accompanying consolidated financial statements. The Company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility and downward pressure on its market capitalization. Any such charge could be significant and accordingly, would have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.

The Company assesses the recoverability of long-lived assets in accordance with ASC 360 (formerly referenced as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets) for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the fair value of the assets based on the undiscounted future cash flow that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

(L)	Stock-Based Compensation

The Company applies ASC 718 (formerly referenced as SFAS No. 123R, Share-Based Payment), for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Further information regarding stock-based compensation is more fully described in Note 6. The fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes option pricing model for stock options and employee stock purchase plan awards and using the fair market value of the Company’s common stock for restricted stock units. ASC 718 prohibits recognition of an excess tax benefit related to stock-based compensation until that benefit has been realized through a reduction of the taxes payable.

Determining Fair Value:  The Company estimates the fair value of each option award granted using the Black-Scholes option pricing model. Stock options vest on a graded schedule; however, the Company determines the fair value of each award as a single award and recognizes the expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The exercise price of the options granted is equal

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to the fair market value of the Company’s common stock on the date of grant. Stock options generally expire ten years from the date of grant.

Expected Volatility:  The Company’s expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the stock option is outstanding. The Company estimates expected volatility based on historical volatility.

Risk-free Interest Rate:  The risk-free rate for the expected term of the option is based on the average yield to maturity of treasury bills and bonds as reported by the Federal Reserve Bank of St. Louis in effect at the time of the option grant.

Expected Term:  The Company’s expected term of options granted is derived from a risk-adjusted single- exercise factor lattice model.

Estimated Forfeitures:  ASC 718 requires that the stock option expense recognized be based on awards that are ultimately expected to vest. Therefore, a forfeiture rate is applied at the time of grant and revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates.

The Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of additional paid-in-capital (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding. The increase to the APIC pool is limited to the tax benefits related to an employee award that is fully vested and outstanding.

(M)	Income Taxes

In accordance with ASC 740 (formerly referenced as SFAS No. 109, Accounting for Income Taxes), the provisions for income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that the Company expects to realize. These calculations are performed on a separate tax jurisdiction basis.

On October 1, 2007, the Company adopted ASC 740-10 (formerly referenced as FASB’s Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.) ASC 740-10 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. ASC 740-10 also provides guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. See Note 8, “Income Taxes” for additional information, including the effects of adoption on the Company’s consolidated financial statements.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(N)	Development

Development costs are expensed as incurred until technological feasibility, defined as a working prototype, has been established in accordance with ASC 985 (formerly referenced as SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.) To date, the Company’s products and service offerings have been available for general release shortly before the establishment of technological feasibility and, accordingly, no development costs have been capitalized in fiscal years ended September 30, 2009, 2008 and 2007.

Development costs incurred to develop internal use software follows the guidance set forth in ASC 350-40 (formerly referenced as Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use). ASC 350-40 requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life. There were no capitalized development costs for the years ended September 30, 2009 and 2007. Development costs capitalized for the year ended September 30, 2008 were approximately $2.6 million, and relate to a purchase of intangible assets from FonJax on August 28, 2008. The purchase of intangible assets is presented as identifiable intangible assets, net on the consolidated balance sheet for the year ended September 30, 2008.

(O)	Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential shares from options and restricted stock units to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	September 30,
	2009	2008	2007

Numerator:
Net income (loss)	$3,257	$(2,764)	$(4,691)

Denominator:
Weighted average shares outstanding	14,323	15,522	17,533
Effect of dilutive securities	71	—	—

Weighted average shares — diluted	14,394	15,522	17,533

Basic net income (loss) per share	$0.23	$(0.18)	$(0.27)
Diluted net income (loss) per share	$0.23	$(0.18)	$(0.27)

Potentially dilutive securities representing 4.9 million, 5.6 million and 5.7 million shares of common stock for 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings (loss) per common share for these periods because their effect would have been antidilutive.

(P)	Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses included in sales and marketing in the consolidated statements of operations were approximately $1.3 million, $1.1 million and $817,000 for the years ended September 30, 2009, 2008, and 2007, respectively.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(Q)	Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments to the ASC on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its financial statements of its adoption or determine the timing and method of its adoption.

During the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued supplemental guidance that delays the effective date of this new fair value accounting standard to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of 2010. Although the Company will continue to evaluate the application of this accounting standard, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

In December 2007, the FASB issued ASC 805, Business Combinations (formerly referenced as SFAS No. 141 (revised 2007), Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new accounting standard also establishes principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB amended this new accounting standard to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. This new business combination accounting standard is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company beginning in the first quarter of 2010 and will apply prospectively to any business combinations completed on or after that date. The effect of adoption of this new accounting pronouncement on the Company’s financial condition or operating results will depend on the nature of acquisitions completed after the date of adoption.

In December 2007, the FASB issued ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (formerly referenced as SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810-10-65-1 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. Although the Company will continue to evaluate the application of this accounting standard, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

In March 2008, the FASB issued ASC 815-10, Disclosures about Derivative Instruments and Hedging Activities (formerly referenced as SFAS No. 161). ASC 815-10 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. ASC 815-10 is effective for financial statements issued for fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact, if any, that ASC 815-10 may have on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB released ASC 350, Determination of the Useful Life of Intangible Assets (formerly referenced as FASB Staff Position 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-20, Goodwill and Other Intangible Assets (formerly referenced as SFAS No. 142). The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-20 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other U.S. generally accepted accounting principles. ASC 350 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of ASC 350 on its consolidated financial position, results of operations and cash flows.

In May 2009, the FASB established general accounting standards and disclosure for subsequent events. The Company adopted ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent Events), during the third quarter of 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on December 11, 2009.

(2)	Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash and cash equivalents (in thousands):

		Gross	Estimated
	Amortized	Unrealized	Market
	Cost	Gains	Value

As of September 30, 2009:
Cash	$20,492	$—	$20,492
Money market funds	30,891	—	30,891

Total	$51,383	$—	$51,383

As of September 30, 2008:
Cash	$33,519	$—	$33,519
Money market funds	9,027	—	9,027

Total	$42,546	$—	$42,546

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s short-term investments in investment-grade debt securities (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

As of September 30, 2009:
Fixed term deposits	$6,585	$—	$—	$6,585

Total	$6,585	$—	$—	$6,585

As of September 30, 2008:
Corporate bonds	$2,552	$10	$—	$2,562
Fixed term deposits	4,223	—	—	4,223

Total	$6,775	$10	$—	$6,785

All short-term investments as of September 30, 2009 mature prior to September 30, 2010. Expected maturities of the debt securities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Security Description	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

As of September 30, 2009:
Fixed term deposits	$6,585	$—	$—	$—	$6,585	$—

Total	$6,585	$—	$—	$—	$6,585	$—

As of September 30, 2008:
Corporate Bonds	$2,562	$—	$—	$—	$2,562	$—
Fixed term deposits	4,223	—	—	—	4,223	—

Total	$6,785	$—	$—	$—	$6,785	$—

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the consolidated statement of operations. The Company reviewed factors such as the length of time and extent to which fair value has been below cost, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company recorded an impairment charge of $98,000 and $42,000 related to one of its investments for the years ended September 30, 2008 and 2007, respectively. The investment related to the impairment charge was sold during the year ended September 30, 2008. There was no impairment charge for the year ended September 30, 2009.

(3)	Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. The Company

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash and cash equivalents:
Money market funds	$30,891	$—	$—	$30,891
Short-term investments:
Fixed term deposits	—	6,585	—	6,585

Total assets measured at fair value	$30,891	$6,585	$—	$37,476

Fixed term deposits are valued at cost, which approximates fair value as of September 30, 2009.

(4)	Consolidated Financial Statement Details

The following tables present the Company’s consolidated financial statement details (in thousands):

Property, equipment and software:

	Useful
	Lives	September 30,
	(Years)	2009	2008

Computer equipment and software	3-5	$29,551	$28,215
Furniture and fixtures	5	2,169	2,135
Land	—	14,150	14,150
Building	30	21,875	21,639
Leasehold and building improvements	5-30	1,179	1,321
Construction in progress		383	288

		69,307	67,748
Less accumulated depreciation and amortization		(34,529)	(31,343)

Total		$34,778	$36,405

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended September 30, 2008, management determined that the cost of property, equipment and software at one of its subsidiaries was presented in the notes to the consolidated financial statements net of accumulated depreciation. Consequently, cost of property, equipment and software and related accumulated depreciation as of September 30, 2008 have each been increased by approximately $1.6 million to correct this error. The correction had no impact on the reported amount of property, equipment and software, net on the consolidated balance sheet as of September 30, 2008.

Depreciation and amortization expense on property, equipment, and software was $4.9 million, $5.1 million and $4.6 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Prepaids, Deferred Costs and Other Assets:

	September 30,
	2009	2008

Prepaid expenses	$1,554	$1,332
Deferred costs of revenue	580	749
Other assets	1,340	576
Security deposits, advances, and interest receivable	43	252

Total	$3,517	$2,909

Deferred Costs and Other Long-Term Assets:

	September 30,
	2009	2008

Prepaid tax asset	$1,710	$1,429
Deferred costs of revenue	421	563
Tenant rent receivable	280	312
Deposits	264	162
Prepaid expenses	349	322

Total	$3,024	$2,788

Accrued Expenses:

	September 30,
	2009	2008

Accrued employee compensation	$3,096	$3,476
Accrued audit and professional fees	388	641
Income and other taxes	479	3,635
Other accrued expenses	4,487	5,015

Total	$8,450	$12,767

Notes Payable:

	September 30,
	2009	2008

Notes payable	$—	$256

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As a result of acquiring all the outstanding shares of Zandan (Note 7), the Company assumed a loan agreement that Zandan entered into in 2007 with Oseo BDPME, a French State Bank of Innovation, to borrow approximately €182,000, or $243,000, to meet general working capital requirements. Amounts borrowed under this agreement were secured by Zandan’s 2005 research tax credit receivable in the amount of approximately €288,000, or $383,000. Amounts borrowed bear a variable interest based upon the monthly Euro Overnight Interest Average rate plus 3.8%. In accordance with the loan agreement, the loan and interest was repaid when the Company received its 2005 research tax credit which occurred in the third quarter of fiscal 2009.

(5)	Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill for the two years ended September 30, 2009 (in thousands):

Balance at September 30, 2007	$63,129
Additional goodwill for the acquisition of Zandan S.A (Note 7)	2,102
Translation adjustments and other	(835)

Balance at September 30, 2008	$64,396
Additional goodwill for the acquisition of Zandan S.A (Note 7)	90
Translation adjustments and other	1,592

Balance at September 30, 2009	$66,078

Identifiable intangible assets amounted to approximately $6.3 million (net of accumulated amortization of approximately $23.5 million) and approximately $8.4 million (net of accumulated amortization of approximately $21.1 million) at September 30, 2009 and 2008, respectively. The components of identifiable intangible assets are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total

As of September 30, 2009:
Gross carrying value	$8,125	$11,845	$8,190	$1,407	$40	$121	$29,728
Accumulated amortization	(3,422)	(11,834)	(7,391)	(733)	(23)	(70)	(23,473)

Net carrying value	$4,703	$11	$799	$674	$17	$51	$6,255

As of September 30, 2008:
Gross carrying value	$8,039	$11,845	$8,104	$1,392	$39	$117	$29,536
Accumulated amortization	(1,790)	(11,767)	(6,952)	(532)	(16)	(49)	(21,106)

Net carrying	$6,249	$78	$1,152	$860	$23	$68	$8,430

Amortization expense for identifiable intangible assets for the years ended September 30, 2009, 2008 and 2007 was approximately $2.2 million, $3.1 million and $2.9 million, respectively. Amortization of developed technology related to software was approximately $1.2 million, $1.0 million, and $754,000 for the years ended September 30, 2009, 2008, and 2007, respectively. These amounts were recorded to costs of revenue. Amortization of other identifiable intangible assets was $1.0 million, $2.1 million and $2.2 million for the years ended September 30, 2009, 2008 and 2007, respectively. There were no in-process research and development expenses for the years ended September 30, 2009, 2008 and 2007.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The estimated future amortization expense for existing identifiable intangible assets as of September 30, 2009 is as follows (in thousands):

Fiscal Years	Total

2010	$2,475
2011	2,293
2012	1,416
2013	71

Total	$6,255

Weighted-average remaining useful lives as of September 30, 2009 (years)	3.0

(6)	Stockholders’ Equity

(A)	1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan provides for the award of incentive stock options, nonqualified stock options, restricted stock awards and stock bonuses. Options may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to the Company’s right of repurchase that lapses as the shares vest. Vesting periods are determined by the Board of Directors and generally provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. As of September 30, 2009, the Company was authorized to issue up to approximately 8.3 million shares of common stock under the Incentive Plan, which includes options reserved for issuance under the Company’s 1999 Stock Option Plan which plan terminated upon the completion of the Company’s initial public offering, to employees, directors, and consultants, including both nonqualified and incentive stock options. Options expire ten years after the date of grant. As of September 30, 2009, approximately 1.0 million shares were available for future issuance under the Incentive Plan.

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

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of September 30, 2009, approximately 1.1 million shares had been issued under the Purchase Plan, and approximately 0.3 million shares were reserved for future issuance.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(C)	Stock-Based Compensation

Stock Options

A Summary of stock option activity under the Company’s Incentive Plan is as follows (in thousands expect per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at September 30, 2007	5,723	$14.21	6.8
Granted	957	13.39
Exercised	(598)	8.66
Forfeited or canceled	(108)	12.42
Expired	(26)	12.76

Outstanding at September 30, 2008	5,948	$14.67	6.5
Granted	67	10.16
Exercised	(241)	7.16
Forfeited or canceled	(916)	32.29
Expired	(56)	12.00

Outstanding at September 30, 2009	4,802	$11.65	5.8	$820

Vested and expected to vest	4,666	$11.65	5.7	$809

Exercisable at September 30, 2009	3,844	$11.59	5.3	$776

The aggregate intrinsic values in the table above are based on the difference between the Company’s closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of “in the money” options outstanding, vested and expected to vest and exercisable, respectively.

The following table presents the composition of options outstanding and exercisable as of September 30, 2009:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$ 7.25-$ 9.21	529,091	2.56	$7.89	498,591	$7.89
$ 9.30-$10.62	511,855	6.38	10.17	358,929	10.12
$10.66-$10.97	501,695	5.23	10.84	383,821	10.84
$11.00-$11.00	533,502	6.51	11.00	437,418	11.00
$11.01-$11.61	133,283	5.67	11.51	101,739	11.50
$11.68-$11.68	532,000	6.20	11.68	532,000	11.68
$11.75-$11.98	545,033	6.14	11.96	453,208	11.96
$12.00-$12.76	555,349	6.60	12.53	384,097	12.52
$12.84-$13.43	605,078	6.11	13.16	500,688	13.11
$13.51-$81.13	355,153	6.18	17.15	193,859	19.88

	4,802,039	5.76	$11.65	3,844,350	$11.59

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During the year-ended September 30, 2009, the Company recorded stock-based compensation expense of $601,000 related to the cancellation in March 2009 of the Company’s Chief Executive Officer’s option to purchase 400,000 shares of its common stock at $14.99 per share, which was approximately 67% vested at the date of cancellation. Another option granted to the Company’s Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No additional expense was recorded for this cancellation given that the options were fully vested at the date of the cancellation.

During the years ended September 30, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of $4.4 million, $4.6 million and $4.1 million, respectively under ASC 718. There was no income tax benefit associated with the stock-based compensation expense because the deferred tax asset resulting from stock-based compensation was offset by a valuation allowance against the deferred tax assets.

The weighted average grant-date fair value of options granted during the years ended September 30, 2009, 2008 and 2007 was $3.57, $4.31, and $3.78 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2009, 2008 and 2007 was approximately $0.4 million, $2.5 million, and $6.2 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted under the Incentive Plan for the years ended September 30, 2009, 2008, and 2007, respectively, are as follows:

	2009	2008	2007

Volatility	39.1%	33.4%	29.4%
Risk-free interest rates	2.04%	3.29%	4.61%
Expected life (in years)	4.5	4.4	3.8
Dividend yield	—	—	—

As of September 30, 2009, $2.3 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that is expected to be recognized over a weighted average period of 1.7 years. As of September 30, 2008, there was $5.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that is expected to be recognized over a weighted average period of 2.1 years.

Purchase Plan

Weighted-average assumptions for shares related to the Purchase Plan for the years ended September 30, 2009, 2008, and 2007, respectively, were as follows:

	2009	2008	2007

Volatility	55.4%	37.8%	25.0%
Risk-free interest rates	1.04%	2.81%	4.91%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	—	—	—

Restricted Stock Units (“RSU”)

Historically, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. In fiscal 2009, the Company began issuing primarily RSUs rather than stock options for eligible employees as the primary type of long-term equity-based award. A summary of the Company’s

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

RSU activity and related information for the year ended September 30, 2009, is as follows (in thousands except per share data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at September 30, 2008	—	$—
Granted	487	8.90
Vested	(16)	9.43
Cancelled	(1)	7.59

Balance at September 30, 2009	470	$8.88

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. The fair value as of the vesting date of RSUs that vested during 2009 was $154,000. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

As of September 30, 2009, $3.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested restricted stock units that is expected to be recognized over a weighted average period of 2.9 years.

(D)	Stock Repurchase Plan

During fiscal 2008, as part of its overall stock repurchase program, the Company entered into several agreements with two brokers to establish Trading Plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plans instructed the broker to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, a cumulative total of 5,000,000 shares of the Company’s common stock. In accordance with the repurchase program and Trading Plans, the Company repurchased 5,000,000 shares for approximately $60.1 million, and retired approximately 5.1 million shares of treasury stock during fiscal 2008. The Company has purchased the maximum allowable number of shares under the Trading Plans.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(7)	Acquisitions

On April 16, 2008, the Company acquired all outstanding shares of Zandan S.A. (“Zandan”), a mobile data network testing and monitoring solutions provider located in France, for approximately €1.3 million, or $2.0 million, which consists of the following (in thousands):

Cash consideration	$1,455
Direct transaction costs	533

Total purchase price	$1,988

As of September 30, 2008 the Company paid approximately $1.7 million of the total purchase price, which included approximately $883,000 withheld in escrow accounts for specified indemnity obligations and approximately $242,000 of direct transaction costs.

Zandan is a private French-based software company. Zandan supplies active end-to-end customer simulation solutions used across the mobile service life cycle from interactive testing, service and handset acceptance to live monitoring, alerting, troubleshooting and service level agreement management. Subscription services revenue consists of fees from the sales of subscriptions of Test Builder and Test Runner services. The Company believes the acquisition will enhance and broaden its mobile testing and monitoring solutions.

The purchase price for the acquisition of Zandan has been allocated to assets and liabilities acquired based upon management’s estimate of their fair values. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition, April 16, 2008, (in thousands):

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

As a result of acquiring all outstanding shares of Zandan, the Company assumed a legal settlement against Zandan involving a dispute alleging that Zandan had not complied with its Systems Support Agreement. The matter was taken to court where the Swiss federal court ruled that Zandan pay €242,000, or $381,000, plus interest. Zandan was not successful on appeal, and as such, an accrual of €265,000, or $417,000, was recorded in accrued expenses. During the three months ended December 31, 2008, the former shareholders successfully reduced this legal settlement to €229,000, or $320,000. In January 2009, the Company remitted the funds to the plaintiff.

During the three months ended December 31, 2008, the Company received a tax bill of €113,000, or $158,000, from URSAFF (French social contribution authority) related to Zandan’s social tax declarations between late calendar year 2006 and early calendar year 2007. Since this amount related to a pre-acquisition liability, the

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company recorded the liability of $158,000 with an offsetting increase to goodwill. During the three months ended March 31, 2009, the Company paid the tax liabilities.

During the three months ended March 31, 2009, the Company recorded an increase of €51,000, or $68,000, to long-term deferred tax assets and an offsetting decrease to goodwill primarily related to a pre-acquisition research tax credit.

(8)	Income Taxes

Income (loss) before income taxes is attributed to the following geographic locations for the years ended September 30, 2009, 2008, and 2007 (in thousands):

	Year Ended September 30,
	2009	2008	2007

United States	$3,473	$(2,656)	$(1,484)
Foreign	803	926	938

Income (loss) before income taxes	$4,276	$(1,730)	$(546)

Provision for income taxes for the years ended September 30, 2009, 2008, 2007 consisted of the following (in thousands):

	Year Ended September 30,
	2009	2008	2007

Current:
Federal	$43	$—	$—
Foreign	1,130	947	4,007
State	115	(7)	120

Total current tax expense	1,288	940	4,127

Deferred:
Federal	69	67	2,955
Foreign	(345)	18	(3,362)
State	7	9	425

Total deferred tax expense	(269)	94	18

Total provision for income taxes	$1,019	$1,034	$4,145

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Provision for income taxes for the years ended September 30, 2009, 2008, and 2007 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Year Ended September 30,
	2009	2008	2007

Federal tax expense (benefit) at statutory rate	$1,497	$(605)	$(191)
State tax expense, net of federal tax effect	628	1,590	564
Non-deductible expenses and other	653	1,058	1,198
Change in valuation allowance for federal and state deferred tax assets	(2,229)	(1,650)	3,039
Reduction of foreign deferred tax assets related to change in foreign statutory rate	—	—	490
Foreign tax differential	470	641	(955)

Total expense	$1,019	$1,034	$4,145

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred taxes are presented below (in thousands):

	As of September 30,
	2009	2008

Deferred tax assets:
Accruals, reserves and other	$6,503	$5,633
Capitalized research and development	1,393	1,957
Intangibles related to acquisition	5,936	4,403
Property and equipment	22,947	23,562
Net operating loss carryforwards	26,190	27,442
Tax credit carryforwards	1,349	1,907

Gross deferred tax assets	64,318	64,904
Valuation allowance	(61,082)	(61,008)

Total deferred tax assets	3,236	3,896

Deferred tax liabilities:
Intangible assets	(676)	(944)

Total net deferred tax	$2,560	$2,952

Reported as:
Current deferred tax assets	$2,913	$1,042
Non-current deferred tax assets	61	2,146
Non-current deferred tax liabilities	(414)	(236)

Net deferred taxes	$2,560	$2,952

Management has established a valuation allowance for the portion of deferred tax assets for which it is not more-likely-than-not to be realized. The net change in the total valuation allowance for the years ended September 30, 2009 and 2008 was an increase of approximately $0.1 million and $3.1 million, respectively.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company’s accounting for deferred taxes under ASC 740, Accounting for Income Taxes, involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

At present, the Company’s management believes that it is more likely than not that approximately $3.0 million of net deferred tax assets, primarily related to foreign locations, will be realized in the foreseeable future and a valuation allowance has been established against the remaining deferred tax assets.

The tax rate in each of the years differed from the statutory rate primarily due to nondeductible stock option compensation charges related to incentive stock options, an effective foreign tax rate that is less than the U.S. statutory rate and the change in the Company’s valuation allowance.

Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded as a reduction in long term assets, credits to paid-in-capital, or income tax benefit, depending on the associated deferred tax assets.

Deferred tax assets of approximately $17.6 million as of September 30, 2009 pertain to certain deductible temporary differences and net operating loss carryforwards acquired in purchase business combinations. When recognized, the reversal of the related valuation allowance will be accounted for as a credit to existing goodwill or other long-term intangibles of the acquired entity rather than as a reduction of the period’s income tax provision until the adoption of ASC 805, Business Combinations (formerly referenced as SFAS No. 141 (revised 2007), Business Combinations.) If no goodwill or long-term intangible assets remain, the credit would reduce the income tax provision in the current period. Upon adoption of ASC 805, the recognition of these assets will be accounted for as a reduction to the income tax provision. The Company will adopt ASC 805 as of October 1, 2009.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is managements’ intention to indefinitely reinvest such undistributed earnings. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $4.1 million at September 30, 2009. If the Company distributes those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdictions.

The Company has net operating loss carryforwards as of September 30, 2009 for federal income tax purposes of approximately $61.3 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the tax years 2011 through 2027. In addition, the Company had approximately $25.7 million of net operating loss carryforwards as of September 30, 2009 available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the tax years 2011 through 2018. Approximately $9.6 million and $6.5 million of the federal and state net operating loss carryforwards as of September 30, 2009, respectively, resulted from exercises of employee stock options and were not recorded on the Company’s consolidated balance sheet. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

As of September 30, 2009, the Company had research credit carryforwards of approximately $2.5 million for federal and $2.3 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the tax year 2010. The California research credit may be carried forward indefinitely.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has determined that the net operating losses and research and development credits acquired through the acquisition of two of its subsidiaries are subject to section 382 limitations, and the effects of the limitations have been included in the loss and credit carryforwards. If an additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced. If the Company were to make additional repurchases of shares of its common stock, it could face additional limits on its use of net operating losses.

In December 2007, the Company entered into an agreement whereby it purchased certain intangible assets from its German subsidiary. This transaction was treated as an intercompany sale and, as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Therefore, in December 2007, the Company recorded a long-term prepaid tax asset of approximately $1.8 million which represents the tax that the German subsidiary will pay of approximately $3.0 million, offset by the elimination of the remaining carrying amount of the deferred tax liability related to these intangible assets that was established at the time of the acquisition of the German subsidiary. The deferred tax liability had a carrying amount of approximately $1.2 million at the time of the transfer. The net prepaid tax asset of approximately $1.8 million is being amortized through tax expense over the life of the underlying asset which has been estimated to be 48 months. During the three months ended September 30, 2009, the Company recorded an additional prepaid tax asset of approximately $1.1 million which represents the additional tax that the German subsidiary will pay based upon an increase in the calculated price. The additional net prepaid tax asset of approximately $1.1 million is being amortized through tax expense over the remaining life of the underlying asset. As of September 30, 2009, the prepaid tax asset was approximately $1.7 million, net of amortization of $820,000 and $418,000 for the years ended September 30, 2009 and 2008, respectively. The prepaid tax asset is recorded as deferred costs and other long-term assets on the consolidated balance sheet.

The Company adopted the provisions of ASC 740-10 on October 1, 2007. Upon adoption of ASC 740-10 on October 1, 2007, the Company recognized a cumulative effect adjustment of $81,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the September 30, 2007 accumulated deficit balance.

The aggregate changes in the balance of gross unrecognized tax benefits during the year were as follows (in thousands):

Beginning balance as of October 1, 2007 (upon adoption)	$5,049
Increases related to prior year tax positions	76
Decreases related to prior year tax positions	—
Increases related to current year tax positions	1,287
Decreases related to lapse of statute of limitations	(6)

Ending balance at September 30, 2008	$6,406
Increases related to prior year tax positions	472
Decreases related to prior year tax positions	(300)
Increases related to current year tax positions	482
Decreases related to lapse of statute of limitations	(28)

Ending balance at September 30, 2009	$7,032

If the ending balance of approximately $7.0 million of unrecognized tax benefits at September 30, 2009 were recognized, approximately $2,560,000 would affect the effective income tax rate. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

in the provision for income taxes. This policy did not change as a result of the adoption of ASC 740-10. The Company had accrued interest and penalties of $83,000 at September 30, 2009, and $24,000 at September 30, 2008.

It is possible that the amount of liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Canada, France, Germany, the Netherlands, and the United Kingdom. Tax years 1997 through 2008 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

(9)	Commitments and Contingencies

(A)	Leases

The Company leases certain of its facilities, automobiles and equipment under noncancellable capital and operating leases, which expire on various dates through October 2017. At September 30, 2009, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital

Fiscal Years
2010	$923	$16
2011	563	—
2012	361	—
2013	235	—
2014	148	—
Thereafter	276	—

Total minimum lease payments	$2,506	16

Less amounts representing interest		(—)

Present value of minimum lease payments		16
Less current portion of obligation under capital lease		(16)

Obligations under capital leases, less current portion		$—

Rent expense was approximately $1.9 million, $1.1 million and $1.0 million for the years ended September 30, 2009, 2008 and 2007, respectively.

The Company had contingent commitments, which range in length from one to twenty-nine months, with bandwidth and co-location providers amounting to approximately $1.8 million, which commitments become due if the Company terminates any of these agreements prior to their expiration.

(B)	Legal Proceedings

In August 2001, the Company and certain of its current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company’s initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against the Company, certain of its officers, and underwriters of its September 24, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The lawsuit alleged that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court.

The Company is a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. Following a hearing on September 10, 2009, the District Court gave final approval to the settlement. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. On March 31, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on May 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Under the current schedule, the briefing was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(C)	Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of September 30, 2009 or 2008, as costs to replace or correct product are generally reimbursable under the manufacturer’s warranty.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(D)	Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of September 30, 2009 and 2008.

(E)	Guarantees

As of September 30, 2009, the Company, through one of its foreign subsidiaries, has outstanding guarantees totaling $148,000 to customers and vendors as a form of security. The guarantee can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit in the amount of approximately $1.5 million as of September 30, 2009.

(10)	Geographic and Segment Information

The Company operates in a single reportable segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the quality of service of Internet and mobile communications. While the Company operates under one operating segment, management reviews revenue under two categories — Internet (ITM) services and Mobile (MTM) services.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes ITM and MTM services revenue (in thousands):

	Year Ended September 30,
	2009	2008	2007

Internet Subscriptions	$37,582	$38,432	$38,314
Internet Engagements	9,887	9,774	11,872

Total ITM net revenue	47,469	48,206	50,186

Mobile Subscription	8,015	6,882	4,348
Mobile Ratable Licenses	24,623	21,820	13,220

Total MTM net revenue	32,638	28,702	17,568

Total net revenue	$80,107	$76,908	$67,754

Information regarding the geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007

United States	$44,433	$43,896	$46,897
Europe*	25,115	28,774	16,291
Other*	10,559	4,238	4,566

Total	$80,107	$76,908	$67,754

*	No individual country represents more than 10% of revenue.

Information regarding the geographic areas which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	September 30,
	2009	2008

United States	$33,685	$35,317
Germany	1,084	1,062
Other	9	26

Total	$34,778	$36,405

(11)	Supplementary Data (Unaudited)

The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2009.

	2009
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2008	2009	2009	2009	2009
	(In thousands, except per share data)

Net revenue	$20,637	$19,564	$20,169	$19,737	$80,107
Gross profit	9,682	8,384	10,258	9,481	37,805
Net income (loss)	886	(258)	2,092	537	3,257
Basic net income (loss) per share	$0.06	$(0.02)	$0.15	$0.04	$0.23
Diluted net income (loss) per share	$0.06	$(0.02)	$0.15	$0.04	$0.23

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2008
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2007	2008	2008	2008	2008
		(In thousands, except per share data)

Revenue	$17,720	$17,634	$20,498	$21,056	$76,908
Gross profit	6,860	7,109	9,192	9,568	32,729
Net loss	(636)	(1,078)	(425)	(625)	(2,764)
Basic net loss per share	$(0.03)	$(0.07)	$(0.03)	$(0.05)	$(0.18)
Diluted net loss per share	$(0.03)	$(0.07)	$(0.03)	$(0.05)	$(0.18)

Subsequent to the issuance of the Company consolidated financial statements for the year ended September 30, 2008, management determined that foreign exchange losses previously presented in the consolidated statement of operations should have been classified in accumulated other comprehensive income. Consequently, net loss has been increased (decreased) in each of the quarters ended December 31, 2007, March 31, 2008, June 30, 2008, and September 30, 2008 by $(108,000), $(240,000), $18,000, and $(6,000), respectively, from previously reported amounts of $(744,000), $(1,318,000), $(407,000), $(631,000), respectively. Correspondingly, basic and diluted net loss per share decreased in each of the quarters ended December 31, 2007 and March 31, 2008 by $.01, from previously reported balances of $(0.04) and $(0.08), respectively. Basic and diluted net loss per share for the quarters ended June 30, 2008 and September 30, 2008 did not change.

Basic and diluted net income (loss) per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

(12)	Subsequent Events

In November 2009, the Company announced a dividend of $0.05 per share payable to stockholders of record as of December 1, 2009. In the future, the Company intends to pay a similar dividend on a quarterly basis, however, its ability to continue to do so will be affected by our future results of operations, financial position, business and the various other factors that may affect our overall business.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, California

We have audited Keynote Systems, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2009, of the Company and our report dated December 11, 2009 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
December 11, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2009. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2009.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of September 30, 2009, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears above.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors will be presented in our definitive proxy statement (“definitive proxy statement”) in connection with our 2010 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference. We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal accounting officer. This code of ethics is posted on our website. The internet address for our website iswww.keynote.com and the code of ethics may be found on the page entitled “Corporate Governance”.

Item 11.	Executive Compensation.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services.

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)  Documents to be filed as part of this report:

(1) Financial Statements (see index to Item 8).

(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts was omitted as the required disclosures are included in Note 1 to the consolidated financial statements.

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

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-With

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04
3.02		Bylaws, as amended.	8-K	000-27241	12-10-09	3.01
3.03		Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02
4.01		Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01
10.01		Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A
10.02		1999 Stock Option Plan.	S-1	333-82781	07-13-99	10.03
10.03		Forms of stock option agreement and stock option exercise agreement under 1999 Equity Incentive Plan.	S-1	333-82781	08-23-99	10.04
10	.03.1	1999 Equity Incentive Plan, as amended.	Schedule 14A	000-27241	01-22-09	Annex A
10.04		Forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension under 1999 Employee Stock Purchase Plan.	S-1	333-82781	08-23-99	10.05
10	.04.1	1999 Employee Stock Purchase Plan, as amended.	Schedule 14A	000-27241	01-22-09	Annex B
10.05		401(k) Plan.	S-1	333-82781	07-13-99	10.06
10	.06*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08
10	.07*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01
10	.08*	Promotion Agreement dated December 21, 2005 between Keynote Systems, Inc. and Andrew Hamer.	10-Q	000-27241	02-09-06	10.1
10	.09*	Addendum to Stock Option Agreement dated January 1, 2006 between Keynote Systems, Inc. and Andrew Hamer.	10-Q	000-27241	02-09-06	10.2

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-With

10.10		[Intentionally omitted]
10	.11*	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.5
10	.12*	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.06
10	.13*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Eric Stokesberry	10-Q	000-27241	08-09-06	10.7
10	.14*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Eric Stokesberry	10-Q	000-27241	08-09-06	10.8
10	.15*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Krishna Khadloya	10-Q	000-27241	08-09-06	10.9
10	.16*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Krishna Khadloya	10-Q	000-27241	08-09-06	10.10
10	.17*	Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH (“SIGOS”) and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems+	10-Q	000-27241	08-09-06	10.12
10	.18*	Separation Agreement and Business Advisor Agreement between Keynote Systems, Inc. and Johannes Reis	10-K	000-27241	12-15-08	10.24
21.01		Subsidiaries of Keynote Systems, Inc.					X
23.01		Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm					X
31.1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit				Filing	Exhibit	Filed
No.	Exhibit	Form	File No.	Date	No.	Here-With

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. Under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 11th day of December 2009.

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

Name	Title	Date

Principal Executive Officer:

/s/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 11, 2009

Principal Financial and Accounting Officer:

/s/ ANDREW HAMER Andrew Hamer	Vice President and Chief Financial Officer	December 11, 2009

Additional Directors:

/s/ JENNIFER BOLT Jennifer Bolt	Director	December 11, 2009

/s/ CHARLES BOESENBERG Charles Boesenberg	Director	December 11, 2009

/s/ DAVID COWAN David Cowan	Director	December 11, 2009

Name	Title	Date

/s/ MOHAN GYANI Mohan Gyani	Director	December 11, 2009

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	December 11, 2009

/s/ DR. DEBORAH RIEMAN Dr. Deborah Rieman	Director	December 11, 2009