Form 10-Q
period 2009-12-31
KEYNOTE SYSTEMS INC
filed 2010-02-09
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐  NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of February 3, 2010
Common Stock, $.001 par value	14,608,049 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	September 30,
	2009	2009
ASSETS

Current assets:
Cash and cash equivalents	$25,226	$51,383
Short-term investments	30,713	6,585

Total cash, cash equivalents and short-term investments	55,939	57,968
Accounts receivable, less allowance for doubtful accounts of $127 and $112, respectively, and less billing reserve of $199 and $150, respectively	7,026	6,403
Prepaids, deferred costs and other current assets	3,901	3,517
Inventories	1,246	1,222
Deferred tax assets	2,854	2,913

Total current assets	70,966	72,023
Deferred costs and other long term assets	2,721	3,024
Property, equipment and software, net	34,483	34,778
Goodwill	65,156	66,078
Identifiable intangible assets, net	5,740	6,255
Long-term deferred tax assets	144	61

Total assets	$179,210	$182,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,004	$1,147
Accrued expenses	8,801	8,450
Current portion of capital lease obligation	11	16
Deferred revenue	13,969	17,661

Total current liabilities	24,785	27,274
Deferred rent and other long-term liabilities	3,423	3,344
Long-term deferred revenue	682	1,167
Long-term deferred tax liability	431	414

Total liabilities	29,321	32,199

Commitments and contingencies (see Note 14)
Stockholders’ equity:
Common stock	15	14
Additional paid-in capital	283,072	282,653
Accumulated deficit	(138,633)	(139,614)
Accumulated other comprehensive income	5,435	6,967

Total stockholders’ equity	149,889	150,020

Total liabilities and stockholders’ equity	$179,210	$182,219

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2009	2008
Net revenue:
Subscription services	$12,209	$11,473
Ratable licenses	5,956	6,043
Professional services	2,544	3,121

Total net revenue	20,709	20,637
Costs and expenses
Costs of revenue
Direct costs of subscription services	2,208	2,256
Direct costs of ratable licenses	1,728	1,488
Direct costs of professional services	1,467	1,678
Development	3,145	3,083
Operations	1,891	2,162
Amortization of intangible assets — software	298	288

Total costs of revenue	10,737	10,955
Sales and marketing	6,328	6,180
General and administrative	2,642	2,820
Excess occupancy income	(308)	(220)
Amortization of intangible assets — other	182	269

Total costs and expenses	19,581	20,004

Income from operations	1,128	633
Interest income	86	334
Other income, net	7	339

Income before provision for income taxes	1,221	1,306
Provision for income taxes	(240)	(420)

Net income	$981	$886

Net income per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06
Shares used in computing basic and diluted net income per share:
Basic	14,514	14,186
Diluted	14,756	14,302

Cash dividends declared per common share	$0.05	$—
See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$981	$886
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,197	1,328
Stock-based compensation	1,003	1,041
Amortization of identifiable intangible assets	480	557
Amortization of prepaid tax asset	201	106
Charges to bad debt and billing reserves	92	137
Amortization of debt investment premium	60	3
Deferred tax provision (benefit)	(66)	20
Collection of tax credit receivable within deferred tax assets	—	181
Loss on disposal of equipment	7	—
Changes in operating assets and liabilities:
Accounts receivable	(779)	(1,393)
Inventories	(52)	(148)
Prepaids, deferred costs and other assets	(398)	69
Accounts payable and accrued expenses	1,178	(785)
Deferred revenue	(3,999)	18

Net cash provided by (used in) operating activities	(95)	2,020

Cash flows from investing activities:
Purchases of property, equipment and software	(775)	(661)
Payment of acquisition costs for Zandan S.A.	—	(170)
Maturities and sales of short-term investments	2,218	2,380
Purchases of short-term investments	(26,609)	(9,880)

Net cash used in investing activities	(25,166)	(8,331)

Cash flows from financing activities:
Repayment of capital lease obligation	(5)	(4)
Proceeds from issuance of common stock and exercise of stock options	160	752
Cash dividends declared and paid	(727)	—

Net cash provided by (used in) financing activities	(572)	748

Effect of exchange rate changes on cash and cash equivalents	(324)	(892)

Net change in cash and cash equivalents	(26,157)	(6,455)
Cash and cash equivalents at beginning of the period	51,383	42,546

Cash and cash equivalents at end of the period	$25,226	$36,091

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$164	$150

Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$190	$167

See accompanying notes to the condensed consolidated financial statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the results of operations and cash flows for the interim periods ended December 31, 2009 and 2008.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), and therefore, do not include all information and footnotes necessary for a complete presentation of the Company’s results of operations, financial position and cash flows. This report should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009 included in the Company’s Report on Form 10-K as filed with the SEC. The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation. The results of operations and cash flows for any interim period are not necessarily indicative of the Company’s results of operations and cash flows for any other future interim period or for a full fiscal year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, inventories and inventory valuation, allocation of purchase price for business combinations, useful lives of property, equipment and intangible assets, asset impairments, the fair values of options granted under the Company’s stock-based compensation plans and valuation allowances for deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.
Correction of Classification of Short-Term Investments
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended December 31, 2008, but prior to the issuance of the June 30, 2009 condensed consolidated financial statements, management determined that certain fixed term deposits previously reported as cash and cash equivalents should have been classified as short-term investments. Accordingly, corrections have been made herein to the condensed consolidated statement of cash flows for the three months ended December 31, 2008 as follows: cash and cash equivalents at the beginning of the period has been reduced by approximately $4.2 million, from $46.8 million previously reported to a corrected balance of $42.5 million; cash and cash equivalents at the end of the period has been reduced by approximately $14.7 million, from $50.8 million previously reported to a corrected balance of $36.1 million; cash used to purchase short-term investments has increased from a zero amount previously reported to a corrected amount of $9.9 million; net cash provided by investing activities has been reduced by $9.9 million, from $1.5 million previously reported to a corrected amount of net cash used in investing activities of $8.3 million; and the effect of exchange rate changes on cash and cash equivalents has been increased by $(565,000), resulting in a corrected amount of $(892,000) as compared to the previously reported amount of $(327,000). The correction in classification did not impact the total balance of cash, cash equivalents and short-term investments previously reported in the Company’s condensed consolidated balance sheet.
     Similar corrections in classifications will be made in the future filing of the Company’s Form 10-Q for the quarter ending March 31, 2010, which will reduce by $10.0 million the balance of cash and cash equivalents reported in the statements of cash flows as of March 31, 2009 from $50.8 million previously reported to a corrected balance of $40.8 million, and reduce by $5.9 million the amounts previously reported for net cash provided by investing activities for the six months ended March 31, 2009 from $813,000 previously reported to a corrected amount of net cash used in investing activities of $5.1 million. The reclassifications will also decrease by $191,000 the amounts previously reported for the effect of exchange rate changes on cash and cash equivalents for the six months ended June 30, 2009, from $(1.5) million previously reported to a corrected amount of $(1.3) million.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Recently Adopted Accounting Pronouncements
     During the first quarter of 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued supplemental guidance that delays the effective date of this new fair value accounting standard to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which the Company adopted in the first quarter of 2010. Adoption of this supplemental guidance to the accounting standard had no impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
     During the first quarter of 2010, the Company adopted FASB ASC 805, Business Combinations (formerly referenced as SFAS No. 141 (revised 2007), Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new accounting standard also establishes principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB amended this new accounting standard to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. This new business combination accounting standard will apply prospectively to any future business combinations. The effect of adoption of this new accounting pronouncement on the Company’s financial condition or operating results will depend on the nature of acquisitions completed after the date of adoption.
     During the first quarter of 2010, the Company adopted FASB ASC 810-10-65-1, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (formerly referenced as SFAS No. 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Adoption of this accounting standard had no impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
     During the first quarter of 2010, the Company adopted FASB ASC 815-10, Disclosures about Derivative Instruments and Hedging Activities (formerly referenced as SFAS No. 161). ASC 815-10 enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. Adoption of this accounting standard had no impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
     During the first quarter of 2010, the Company adopted FASB ASC 350, Determination of the Useful Life of Intangible Assets (formerly referenced as FASB Staff Position 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-20, Goodwill and Other Intangible Assets (formerly referenced as SFAS No. 142). The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-20 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other United States generally accepted accounting principles. Adoption of this accounting standard had no impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
Recently Issued Accounting Pronouncements
     In September 2009, the FASB amended the ASC as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments to the ASC on its

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its financial statements of its adoption or determine the timing and method of its adoption.
Stock Based Compensation
     (a) Summary of Plans
     As of December 31, 2009, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including nonqualified and incentive stock options, restricted stock units (“RSUs”), and stock bonuses. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full three years from the date of grant. As of December 31, 2009, options to purchase approximately 4.8 million shares and approximately 0.5 million RSUs were outstanding under the Incentive Plan. Approximately 983,000 shares were available for future issuance under the Incentive Plan as of December 31, 2009.
     As of December 31, 2009, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2009, approximately 1.1 million shares had been issued under the Purchase Plan, and approximately 285,000 shares remain for future issuance.
     (b) Restricted Stock Units
     Prior to fiscal 2009, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. In fiscal 2009, the Company began issuing primarily RSUs rather than stock options for eligible employees as the primary type of long-term equity-based award. There was no RSUs activity during the three months ended December 31, 2009. Approximately 470,000 RSU’s were outstanding at September 30, 2009 and December 31, 2009 with a weighted average grant date fair value of $8.88 per unit.
     Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.
     As of December 31, 2009, there was approximately $3.0 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs is expected to be recognized over a weighted average period of 2.4 years.
     (c) Stock Options
     For the three months ended December 31, 2009, no stock options were granted. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted under the Incentive Plan are as follows:

	Three Months Ended
	December 31,
	2009	2008
Volatility	—	37.9%
Risk free interest rate	—	2.6%
Expected life (in years)	—	4.50
Dividend yield	—	—

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     A summary of option activity through December 31, 2009, and changes during the quarter then ended, is presented below (in thousands except per share amounts and term):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding at September 30, 2009	4,802	$11.65	5.8	$820
Granted	—	—
Exercised	(15)	10.55
Forfeited or canceled	(6)	11.04
Expired	(22)	11.45

Outstanding at December 31, 2009	4,759	$11.66	5.6	$2,016

Vested and expected to vest at December 31, 2009	4,653	$11.66	5.5	$1,993
Exercisable at December 31, 2009	3,939	$11.60	5.2	$1,852
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they all exercised their options on December 31, 2009. The aggregate intrinsic value of options exercised during the quarter ended December 31, 2009 was approximately $9,000.
     As of December 31, 2009, there was approximately $1.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options as determined using the Black-Scholes option pricing model. This unrecognized compensation cost is expected to be recognized over the next four fiscal years (or a weighted average period of 1.6 years).
     (d) Employee Stock Purchase Plan
     The Company’s Purchase Plan provides for a twenty-four month offering period with four six-month purchase periods. The six-month purchase periods end on the earlier of January 31st and July 31st of each year or the last business day prior to those dates. The fair value of each stock purchase right is estimated on the first day of the offering period using the Black-Scholes option pricing model. Weighted-average assumptions for stock purchase rights under the Purchase Plan are as follows:

	Three Months Ended
	December 31,
	2009	2008
Volatility	61.3%	43.4%
Risk free interest rate	0.7%	2.3%
Expected life (in years)	1.25	1.25
Dividend yield	—	—
     (e) Stock based Compensation Expense
     Stock based compensation under ASC 718 related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,
	2009	2008
Direct costs of ratable licenses	$26	$29
Direct costs of professional services	111	80
Development	229	230
Operations	134	123
Sales and marketing	364	365
General and administrative	139	214

Total	$1,003	$1,041

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Excess Occupancy Income
     Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based upon actual square footage available to lease to third parties, which was approximately 75% for the three months ended December 31, 2009 and 2008. Rental income was approximately $690,000 and $627,000 for the three months ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had leased space to 12 tenants, of which 10 had noncancellable operating leases, which expire on various dates through 2014. At December 31, 2009, future minimum rents receivable under the leases, are as follows (in thousands):

Total
Fiscal years:
2010 (remaining nine months)	$1,819
2011	2,394
2012	1,714
2013	217
2014	89
Thereafter	—

Total future minimum rents receivable	$6,233

(2) Revenue Recognition
     Revenue consists of subscription services revenue, ratable licenses revenue and professional services revenue and is recognized when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists. The Company considers a customer signed quote, contract, or purchase order to be evidence of an arrangement.

•	Delivery of the product or service. For subscription services, delivery is considered to occur when the customer has been provided with access to the subscription services. The Company’s subscription services are generally delivered on a consistent basis over the period of the subscription. For professional services, delivery is considered to occur when the services or milestones are completed. For ratable licenses, delivery occurs when all elements of the arrangement have either been delivered or accepted, if acceptance language exists.

•	Fee is fixed or determinable. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.
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
     Ratable Licenses Revenue: Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and minor consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”). The Company frequently enters into multiple element arrangements with mobile customers for the sale of its automated test equipment, including both hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and minor other consulting services. These multiple element arrangements are within the scope of ASC 985-605-15 and ASC 985-605-15-3 (formerly referenced as Statement of Position No. 97-2, Software Revenue Recognition and EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, respectively). This determination is based on the hardware component of the Company’s multiple element arrangements being deemed to include a software related element. In addition, customers do not purchase the hardware without also purchasing the software. In other words, the software and hardware is sold as a package with payments due from customers upon delivery of this hardware and software package.
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
     The Company also enters into multiple element arrangements, which generally consist of either: 1) the combination of subscription and professional services, or 2) multiple professional services. For these arrangements, the Company recognizes revenue in accordance with ASC 605-25-30. The Company has been unable to establish objective evidence of fair value of the undelivered elements for such arrangements. Consequently, the entire arrangement fee is recognized ratably over the applicable performance period.
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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS revenue arrangements involving hardware. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent deferred costs in the condensed consolidated balance sheets. These deferred costs are amortized to cost of ratable licenses over the life of the customer contract, generally one to three years. Amortization of these deferred costs commences when revenue recognition begins, which is typically the later of delivery or acceptance.
(3) Other Comprehensive Income (Loss) and Foreign Currency Translation
     The Company reports comprehensive income (loss) in accordance with the provisions of ASC 220 (formerly referenced as SFAS No. 130, Reporting Comprehensive Income), which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company’s subsidiaries located in Germany, the Netherlands and France have a functional currency other than the United States dollar. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense) in the condensed consolidated statements of operations as incurred and were approximately $7,000 and $310,000 for the three months ended December 31, 2009 and 2008, respectively.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Net income	$981	$886
Net unrealized loss on available-for-sale investments	(131)	—
Foreign currency translation loss	(1,401)	(963)

Other comprehensive loss	$(551)	$(77)

     The Company did not record deferred taxes on unrealized losses on its investments due to the full valuation allowance on deferred tax assets. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.
(4) Financial Instruments and Concentration of Risk
     The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair market value due to their short-term nature. Under ASC 820, the Company presents its short-term investments at fair market value (see note 6). Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.
     Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends.
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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The allowance for doubtful accounts and billing reserve represent management’s best estimate as of the balance sheet dates, but changes in circumstances, including unforeseen declines in market conditions, actual collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.
(5) Cash, Cash Equivalents, and Short-Term Investments
     The Company considers all highly liquid investments held at major banks, commercial paper, money market funds and other money market securities with original maturities of three months or less to be cash equivalents in accordance with ASC 230-10, Statement of Cash Flows (formerly referenced as SFAS No. 95).
     The Company classifies all of its investments as available-for-sale at the time of purchase since it is management’s intent that these investments are available for current operations, and includes these investments on its balance sheet as short-term investments. These investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification.
     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of December 31, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$21,039	$—	$—	$21,039
Money market funds	4,187	—	—	4,187

Total cash and cash equivalents	$25,226	$—	$—	$25,226

Fixed-term deposits	$4,295	$—	$—	$4,295
Treasuries and agencies	6,100	—	(39)	6,061
Municipal and corporate bonds	20,449	—	(92)	20,357

Total short-term investments	$30,844	$—	$(131)	$30,713

     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of September 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$20,492	$—	$—	$20,492
Money market funds	30,891	—	—	30,891

Total cash and cash equivalents	$51,383	$—	$—	$51,383

Fixed-term deposits	$6,585	$—	$—	$6,585

Total short-term investments	$6,585	$—	$—	$6,585

     The Company utilized the guidance and procedures in ASC 820-10 and ASC 820-10-15 to determine the fair value of financial instruments. The Company determined that the gross unrealized loss on investments represents a temporary impairment based on the guidance in ASC 320-10-35-18 through 35-34E, Investments—Debt and Equity Securities, Recognition and Measurement, Impairment. ASC 320-10-53-33A through 35-33I provide three conditions for evaluating whether an impairment of a debt security is other than temporary each reporting period:
•	If management intends to sell an impaired debt security, the impairment is considered other than temporary. If the entity does not intend to sell the impaired debt security, it must still assess whether it is more likely than not that it will be required to sell the security.
•	If management determines that it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis of the security, the impairment is considered other than temporary.
•	If management determines that it does not intend to sell an impaired debt security and, that it is not more likely than not that it will be required to sell such a security before recovery of the security’s amortized cost basis, the entity must assess whether it expects to recover the entire amortized cost basis of the security.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The Company has the intent and ability to hold these securities until their value recovers, and have not sold any at a loss.
     Contractual maturities of available-for-sale securities at December 31, 2009 were as follows (in thousands):

		Estimated
	Cost	Fair Value
Due in less than one year	$9,780	$9,775
Due in more than one year and less than two years	21,064	20,938

Total	$30,844	$30,713

(6) Fair Value Measurements
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
     The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•	Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
     The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents:
Money market funds	$4,187	$—	$—	$4,187
Short term investments:
Fixed- term deposits	—	4,295	—	4,295
Bonds	20,357	—	—	20,357
Treasuries and agencies	6,061	—	—	6,061

Total assets measured at fair value	$30,605	$4,295	$—	$34,900

     Fixed-term deposits are valued at cost, which approximates fair value as of December 31, 2009.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(7) Consolidated Financial Statement Details
Prepaids, Deferred Costs and Other Current Assets

	December 31, 2009	September 30, 2009
Prepaid expenses	$1,437	$1,554
Deferred costs of revenue	957	580
Income tax receivable	1,078	971
Other assets	207	369
Security deposits, advances, and interest receivable	222	43

Total	$3,901	$3,517

Property, equipment and software

	December 31, 2009	September 30, 2009
Computer equipment and software	$30,304	$29,551
Furniture and fixtures	2,159	2,169
Land	14,150	14,150
Building	21,908	21,875
Leasehold and building improvements	1,169	1,179
Construction in progress	405	383

	70,095	69,307
Less accumulated depreciation and amortization	(35,612)	(34,529)

Total	$34,483	$34,778

Deferred Costs and Other Long-Term Assets

	December 31, 2009	September 30, 2009
Prepaid tax asset	$1,472	$1,710
Deferred costs of revenue	427	421
Tenant rent receivable	259	280
Deposits	262	264
Prepaid expenses	301	349

Total	$2,721	$3,024

Accrued Expenses

	December 31, 2009	September 30, 2009
Accrued employee compensation	$3,040	$3,096
Accrued audit and professional fees	715	388
Income and other taxes	609	479
Other accrued expenses	4,437	4,487

Total	$8,801	$8,450

(8) Inventories
     Inventories primarily relate to direct costs associated with SIGOS SITE systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of the Company’s products. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses in the period that management identifies the adjustment. Inventories related to SIGOS SITE systems were approximately $1.2 million as of December 31, 2009 and September 30, 2009.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(9) Goodwill and Identifiable Intangible Assets
     The Company tests for impairment at least annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill or indefinite lived intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company has determined that it has only one reporting unit. The first step determines the fair value of the reporting unit using the market capitalization value and compares it to the reporting unit’s carrying value. The Company determines its market capitalization value based on the number of shares outstanding, its stock price and other relevant market factors, such as merger and acquisition multiples and control premiums. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.
     During the quarter ended December 31, 2009, the Company concluded that there were no triggering events which would require a formal impairment analysis of the carrying value of goodwill primarily due to the increase in the Company’s market capitalization during the period. The Company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test on September 30, 2010, management will perform an impairment analysis under ASC 350-20, “Goodwill and Other Intangible Assets,” (formerly referenced as SFAS No. 142), and could record an impairment charge to write down goodwill to its fair value. If the results of any impairment testing indicate that a write down of goodwill is necessary, such charge could be significant and, accordingly, would have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.
     The following table represents the changes in goodwill during the three months ended December 31, 2009 (in thousands):

Balance at September 30, 2009	$66,078
Translation adjustments	(922)

Balance at December 31, 2009	$65,156

     Identifiable intangible assets were approximately $5.7 million (net of accumulated amortization of approximately $23.9 million) and approximately $6.3 million (net of accumulated amortization of approximately $23.5 million) at December 31, 2009 and September 30, 2009, respectively. The components of identifiable intangible assets are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of December 31, 2009:
Gross carrying value	$8,071	$11,845	$8,153	$1,399	$40	$119	$29,627
Accumulated amortization	(3,718)	(11,845)	(7,459)	(768)	(24)	(73)	(23,887)

Net carrying value	$4,353	$—	$694	$631	$16	$46	$5,740

As of September 30, 2009:
Gross carrying value	$8,125	$11,845	$8,190	$1,407	$40	$121	$29,728
Accumulated amortization	(3,422)	(11,834)	(7,391)	(733)	(23)	(70)	(23,473)

Net carrying value	$4,703	$11	$799	$674	$17	$51	$6,255

     Amortization expense for identifiable intangible assets for the three months ended December 31, 2009 and 2008 was approximately $480,000 and $557,000, respectively. Amortization of developed technology related to software was approximately $298,000 and $288,000 for the three months ended December 31, 2009 and 2008, respectively. These amounts were recorded to costs of revenue.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The estimated future amortization expense for existing identifiable intangible assets as of December 31, 2009 is as follows (in thousands):

Total
Fiscal years:
2010 (remaining nine months)	$1,847
2011	2,277
2012	1,403
2013	213

Total	$5,740

Weighted-average remaining useful life as of December 31, 2009 (years)	2.9
(10) Lease Abandonment Accrual
     The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $635,000 related to its discontinuance of this facility. The changes in the lease abandonment liability, for the three months ended December 31, 2009, are as follows (in thousands):

Lease abandonment liability, September 30, 2009	$696
Lease payments to lessor	(66)
Sublease proceeds	—
Payment of lease termination costs	(63)

Lease abandonment liability, December 31, 2009	$567

(11) Net Income (Loss) Per Share
     Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted-average number of shares of outstanding common stock and, when dilutive, potential shares from options, RSUs and employee stock purchase rights to purchase common stock using the treasury stock method.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2009	2008
Numerator:
Net income	$981	$886

Denominator:
Weighted average shares outstanding	14,514	14,186
Effect of dilutive stock options, RSUs and employee stock purchase rights	242	116

Denominator for diluted net income per share	14,756	14,302

Basic and diluted net income per share	$0.07	$0.06
     Potentially dilutive securities representing 4.1 million, and 5.6 million shares of common stock for the three months ended December 31, 2009 and 2008, respectively, were excluded from the computation of diluted net income per share since their effect would have been antidilutive.
(12) Stockholders’ Equity
Dividends
     On December 15, 2009, the Company paid cash dividends of approximately $727,000, or $0.05 per share, to the common stockholders of record on December 1, 2009, the record date.
(13) Income Taxes
     The Company’s effective tax rate for the three months ended December 31, 2009 and 2008 was 20% and 32%, respectively. The rate for the three months ended December 31, 2009 and 2008 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards. The Company is

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
also amortizing approximately $200,000 of tax on the sale of intangibles from its German entity to the United States entity. This tax will be amortized through October, 2011.
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
     At September 30, 2007, the Company determined that the projected sources of future taxable income in the United States were not considered to be sufficient to support any of the deferred tax assets located in the United States. Therefore, the Company established a valuation allowance against all of the deferred tax assets related to the United States. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be reduced, which would effect the effective tax rate, deferred tax expense, and additional paid-in-capital. In the event that management determines that the valuation allowance should be reduced, the tax effect could be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to United States domestic taxes and to foreign, in particular German, taxes separately. ASC 718 has the effect of increasing the effective tax rate due to the charge to earnings from incentive stock options and shares purchased from the employee stock purchase plan, which have no associated tax benefit to the Company. In a future period it is possible that a tax benefit would be realized on these options and employee stock purchase rights, at which time the tax rate may be reduced as a result.
     The Company has adopted the provisions of ASC 740-10 (formerly referenced as FASB’s Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109). As of December 31, 2009, the total amount of gross unrecognized benefits was $7,105,000. Included in this balance was approximately $2,633,000 of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The unrecognized tax benefits increased by $73,000 during the three months ended December 31, 2009.
     It is possible that the amount of liability for unrecognized tax benefits may change within the next twelve months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were insignificant for the three months ended December 31, 2009.
     Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, Canada, the United Kingdom, the Netherlands and Germany. Tax years 1994 — 2008 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.
(14) Commitments and Contingencies
Leases
     The Company leases certain of its facilities and equipment under noncancelable capital and operating leases, which expire on various dates through October 2017. As of December 31, 2009, future minimum payments under the leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Fiscal year:
2010 (remaining nine months)	$701	$11
2011	725	—
2012	528	—
2013	421	—
2014	347	—
Thereafter	502	—

Total minimum lease payments (a)	$3,224	11

Less amounts representing interest		—

Present value of minimum lease payments		11
Less current portion of capital lease obligation		(11)

Long-term portion of capital lease obligation		$—

(a)	Future minimum lease payments exclude sublease proceeds of approximately $1.2 million.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Rent expense for the three months ended December 31, 2009 and 2008 was approximately $238,000 and $343,000, respectively.
Commitments
     The Company had, as of December 31, 2009, $1.8 million of contingent commitments, which have a remaining term of between one to twenty-six months, to bandwidth and co-location providers, which commitments become due if the Company terminates any of these agreements prior to their expiration.
     As of December 31, 2009, the Company has outstanding guarantees totaling $145,000 in one of its foreign subsidiaries, to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit of $1.4 million as of December 31, 2009.
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
     The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied on March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit from the District Court’s October 5, 2009 order approving the settlement. Although the District Court has granted final approval of the settlement, there can be no guarantee that it will not be reversed on appeal. The Company believes that it has meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on June 22, 2009 issued an order granting

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Briefing on the appeal was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit. No amount has been accrued as of December 31, 2009 and September 30, 2009 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.
     The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Warranties
     The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of December 31, 2009 or September 30, 2009, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.
Indemnification
     The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2009 and September 30, 2009 in the condensed consolidated balance sheets.
(15) Geographic and Segment Information
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
Financial Industry Scorecards	X		X
LoadPro	X		X
NetMechanic	X
Performance Scoreboard	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
Voice Perspective	X		X
WebEffective	X		X
Web Site Perspective	X

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Subscription	Ratable	Professional
	Services	Licenses	Services
Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
     The following table summarizes Internet and Mobile services net revenue (in thousands):

	Three Months Ended December 31,
	2009	2008
Internet Subscriptions	$9,835	$9,664
Internet Engagements	2,544	3,121

Total Internet net revenue	12,379	12,785

Mobile Subscription	2,374	1,809
Mobile Ratable Licenses	5,956	6,043

Total Mobile Subscriptions net revenue	8,330	7,852

Total net revenue	$20,709	$20,637

     Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008
United States	$11,308	$12,048
Europe*	6,652	6,525
Other*	2,749	2,064

Total net revenue	$20,709	$20,637

*	No individual country represents more than 10% of total revenue.
     Information regarding geographic areas which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	December 31,	September 30,
	2009	2009

United States	$33,353	$33,685
Europe	1,122	1,084
Other	8	9

Total	$34,483	$34,778

     For the three months ended December 31, 2009 and December 31, 2008, no single customer accounted for 10% or more of total net revenue. As of December 31, 2009, one customer accounted for 12% of total accounts receivable. As of September 30, 2009, one customer accounted for more than 10% of total accounts receivable.
(16) Subsequent Events
     In January 2010, the Board of Directors approved the payment of a quarterly dividend of $0.05 per share to stockholders of record as of March 1, 2010. In the future, the Company intends to pay a similar dividend on a quarterly basis, however, its ability to continue to do so will be affected by its future results of operations, financial position, business and the various other factors that may affect its overall business.
     The Company has evaluated subsequent events through February 8, 2010, the date the condensed consolidated financial statements for the first quarter of 2010 were issued, and concluded there are no additional adjustments or disclosures required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of Keynote Systems, Inc. (referred to herein as “we,” “us,” “Keynote” or “the Company”) should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included in this report as well as in our Annual Report on Form 10-K for the year ended September 30, 2009, and subsequent filings with the Securities and Exchange Commission.
     Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors” in Item 1A of Part II of this report, and in our annual report on Form 10-K for the fiscal year ended September 30, 2009 and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
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
     Our Internet solutions consist primarily of measurement services that are based on an extensive network of strategically-located measurement and testing computers running our proprietary software that measure online business performance from the viewpoint of a geographically dispersed user base. Our over 3,000 measurement computers and mobile devices are connected to over 240 major Internet backbone and last mile locations around the world via a sophisticated operations center for collecting, analyzing and disseminating web application response time and availability data, along with diagnostic tools to uncover the source of performance problems. Keynote’s “on demand” network infrastructure together with our consulting services, and in some cases, with Keynote-managed “private agent” appliances placed on a customer’s premises, provide our customers the ability to manage the technical performance of their online and mobile systems in real-time — 24 hours a day, 7 days a week. As of December 31, 2009, we had approximately 2,800 customers in over 60 countries for which we measured approximately 19,100 Internet pages, and managed 210 web and mobile private agent appliances.
     With our Internet solutions we also offer custom engagements that combine our proprietary software technology with our consulting expertise to provide online businesses with research and actionable insight about their websites with respect to load and capacity problems, online customer satisfaction and usability issues, and industry/competitive comparisons and trends. We conduct load and capacity tests on our customer’s websites by driving web traffic generated by our load testing agent infrastructure, measuring performance under load and diagnosing capacity bottlenecks. We conduct online customer satisfaction and usability research using “private panels” recruited for specific customer projects. Through task-based testing, observation of natural customer behavior, online surveys and remote usability testing, Keynote consultants enable our customers to answer important questions regarding customer behavior. We perform online tests on multiple web sites within an industry and we create proprietary competitive studies that we market to our customers to help them improve their competitive position.
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
     For the three months ended December 31, 2009, our 10 largest customers accounted for approximately 34% of total net revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline if we are not able to otherwise replace the revenues from such customers either from new customers, sales of additional services or from increased usage.
     Our net income increased by $95,000, or 11%, from a net income of $886,000 for the three months December 31, 2008 to net income of $981,000 for the three months ended December 31, 2009. The increase was primarily attributable to our ability to maintain net revenue at a level comparable to the same quarter of prior year in this challenging economic environment, while enacting strong cost containment efforts including salary reductions of between 7% and 10% across our domestic workforce. We also had a lower provision for income taxes of $180,000 based on the jurisdictions in which the income was generated and the utilization of net operating loss carryforwards for United States federal tax purposes, partially offset by a decrease of $332,000 in other income, net due to changes in foreign exchange rates and a decrease of $248,000 in interest income due to lower interest rates on invested funds.
     Our gross deferred revenue, which is primarily unearned license and subscription services revenue, has decreased by $3.9 million from December 31, 2008 to December 31, 2009 primarily due to an increase in the number of Internet subscription customers converting their contracts from prepaid to monthly billing and to the timing of payments from Mobile license customers.
     We believe that important trends and challenges for our business include:
•	continuing to drive growth in our Internet and Mobile revenue, as we believe that these areas represent the greatest growth opportunities for our business in light of the decline in revenues from our legacy single page measurement services;

•	growing multiple page/broadband related revenue, such as Transaction Perspective and Application Perspective, without corresponding reductions in unit price in order to increase Internet revenues and margins, as growth in these services will be important to growing our Internet revenue;

•	maintaining and growing the overall size of our customer base to support the growth of our Internet and Mobile revenue;

•	continuing to control our expenses in fiscal 2010 to maintain and improve profitability, particularly because of the economic uncertainties that continue to exist in the current fiscal year; and

•	the challenges faced due to the current economic global downturn as this effects our customers’ ability to purchase our services through reduced budgets.
     Refer to “Results of Operations,” “Non-GAAP Financial Measures and Other Operational Data,” “Liquidity and Capital Resources,” and “Commitments” elsewhere in this section for a further discussion of the risks, uncertainties and trends in our business.
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
     Management believes that there have been no significant changes during the three months ended December 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2009 Annual Report on Form 10-K.

Results of Operations
     The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,
	2009	2008
Net revenue:
Subscription services	58.9%	55.6%
Ratable licenses	28.8%	29.3%
Professional services	12.3%	15.1%

Total net revenue	100.0%	100.0%

Costs and expenses:
Costs of revenue:
Direct costs of subscription services	10.7%	10.9%
Direct costs of ratable licenses	8.3%	7.2%
Direct costs of professional services	7.1%	8.1%
Operations	9.1%	10.5%
Development	15.2%	14.9%
Amortization of intangible assets — software	1.4%	1.4%
Sales and marketing	30.6%	29.9%
General and administrative	12.8%	13.7%
Excess occupancy income	(1.5)%	(1.0)%
Amortization of intangible assets — other	0.9%	1.3%

Total costs and expenses	94.6%	96.9%

Income from operations	5.4%	3.1%
Interest income and other, net	0.5%	3.2%

Income before provision for income taxes	5.9%	6.3%
Provision for income taxes	(1.2)%	(2.0)%

Net income	4.7%	4.3%

Net Revenue

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Subscription services	$12,209	$11,473	6%
Ratable licenses	5,956	6,043	(1)%
Professional services	2,544	3,121	(18)%
Total net revenue	$20,709	$20,637	0%
     Subscription Services. Net revenue from subscription services increased by $736,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The increase in subscription services revenue for the three months ended December 31, 2009 was mainly attributable to increased sales of our multiple page/broadband subscription services of $353,000 and mobile services of $565,000, offset by a decrease in our single-page device subscription services of $91,000 and in our WebEffective subscription services of $93,000. The increase in our multiple page/broadband subscription services was due primarily to an increase in multi-quarter load testing subscription contracts.

     Ratable Licenses. Net revenue from ratable licenses decreased by $87,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Ratable licenses revenue is generated by our SIGOS subsidiary located in Germany. As such, the revenue is subject to foreign exchange fluctuation.
     Professional Services. Net revenue from professional services decreased by $577,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The decrease in professional services revenue for the three months ended December 31, 2009 was mainly attributable to our customers using fewer professional services personnel as they purchased more of our self-service load testing subscription services.
     Our business, especially our LoadPro services, experiences fluctuations in the first quarter of each fiscal year due to customers preparing their web sites for the holiday buying season.
     In addition to analyzing revenue for subscription services, ratable licenses and professional services, management also internally analyzes revenue categorized as Internet Test and Measurement (“Internet”) and Mobile Test and Measurement (“Mobile”).
     The following table identifies which services are categorized as Internet and Mobile services and where they are recorded in our condensed consolidated statements of operations.

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Application Perspective	X
Diagnostic Services	X
Enterprise Adapters	X
Financial Industry Scorecards	X		X
LoadPro	X		X
NetMechanic	X
Performance Scoreboard	X
Professional Services			X
Red Alert	X
Streaming Perspective	X
Test Perspective	X
Transaction Perspective	X
Voice Perspective	X		X
WebEffective	X		X
Web Site Perspective	X

Mobile Test and Measurement:
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS SITE		X
SIGOS Global Roamer	X
     The following table summarizes Internet and Mobile services net revenue:

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Internet Subscriptions	$9,835	$9,664	2%
Internet Engagements	2,544	3,121	(18)%

Total Internet net revenue	12,379	12,785	(3)%

Mobile Subscription	2,374	1,809	31%
Mobile Ratable Licenses	5,956	6,043	(1)%

Total Mobile net revenue	8,330	7,852	6%

Total net revenue	$20,709	$20,637	0%

     Internet Revenue. Internet net revenue decreased by $406,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Internet net revenue represented 60% and 62% of total net revenue for the three months ended December 31, 2009 and 2008, respectively. The decrease in internet net revenue in absolute dollars for the three months ended December 31, 2009 was mainly attributable to a decrease in our single-page device subscription services of approximately $91,000, a decrease of $577,000 from our professional services engagements, and a decrease of $93,000 in our WebEffective subscription services, partially offset by an increase of our multiple page/broadband subscription services of approximately $353,000.
     Mobile Revenue. Mobile revenue increased by $478,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. Mobile net revenue represented 40% and 38% of total net revenue for the three months ended December 31, 2009 and 2008, respectively. The increase is primarily attributable to an increase in the number of Global Roamer subscriptions.
     For the three months December 31, 2009 and 2008, no one single customer accounted for more than 10% of total net revenue. As of December 31, 2009, one customer (a Fortune 100 company) accounted for 12% of total accounts receivable, of which a substantial majority has been collected as of the date of this report with the remaining amount not past due and considered fully collectible. As of September 30, 2009, one customer accounted for 10% of total accounts receivable, of which the entire amount has been collected. International sales were approximately 45% and 42% of total net revenue for the three months ended December 31, 2009 and 2008, respectively.
Costs and Expenses
     Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Direct costs of subscription services	$2,208	$2,256	(2)%
Direct costs of ratable licenses	$1,728	$1,488	16%
Direct costs of professional services	$1,467	$1,678	(13)%
     Direct Costs of Subscription Services. Direct costs of subscription services consist of connection fees to telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and mobile subscription services. Direct costs of subscription services decreased by $48,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 and represented 18% and 20% of subscription services net revenue for the three months ended December 31, 2009 and 2008, respectively. The decrease is primarily due to lower depreciation expense.
     We do not anticipate that direct costs of subscription services for the second quarter of fiscal 2010 will change significantly in absolute dollars compared to the first quarter of fiscal 2010.
     Direct Costs of Ratable Licenses. Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs related to the sale of our SIGOS SITE systems. Direct costs of ratable licenses increased by $240,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 and represented 29% and 25% of ratable licenses revenue for the three months ended December 31, 2009 and 2008, respectively. The cost of the test equipment as part of each new customer contract is expensed ratably over the same initial twelve to thirty-six month period as the ratable licenses revenue to which it is associated. The increase in direct costs of ratable licenses is mainly attributable to increased personnel costs as a result of higher headcount to support new SITE contracts at December 31, 2009 as compared to December 31, 2008.
     We do not anticipate that direct costs of ratable licenses for the second quarter of fiscal 2010 will change significantly in absolute dollars compared to the first quarter of fiscal 2010.
     Direct Costs of Professional Services. Direct costs of professional services consist of compensation expenses, including stock based compensation and other benefits, for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our CEM engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by $211,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, and represented 58% and 54% of professional services revenue for the three months ended December 31, 2009 and 2008, respectively. The decreases in costs of professional services in absolute dollars for the three months ended December 31, 2009 were primarily due to lower personnel related costs associated with our domestic salary reductions implemented effective April 1, 2009.
     We do not anticipate that direct costs of professional services for the second quarter of fiscal 2010 will change significantly in absolute dollars compared to the first quarter of fiscal 2010.
     Development

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Development	$3,145	$3,083	2%
     Development expenses consist primarily of compensation, including stock based compensation and other benefits, and other costs incurred by our development personnel. Development expenses increased by $62,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The nominal net increase was due to an increase in headcount associated with the development of our SIGOS SITE product by $260,000, offset by the domestic salary reductions implemented April 1, 2009 and other cost containment measures.
     We do not anticipate that development expenses for the second quarter of fiscal 2010 will change significantly in absolute dollars compared to the first quarter of fiscal 2010.
     Operations

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Operations	$1,891	$2,162	(13)%
     Operations expenses consist primarily of compensation, including stock based compensation and other benefits, for management and technical support personnel, who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses decreased by $271,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The decrease was primarily due to the domestic salary reductions implemented April 1, 2009 and other cost containment measures.
     We do not anticipate that operations expenses for the second quarter of fiscal 2010 will change significantly in absolute dollars compared to the first quarter of fiscal 2010.
     Sales and Marketing

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Sales and marketing	$6,328	$6,180	2%
     Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock based compensation, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by $148,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The nominal increase was due to hiring four additional sales and marketing employees, offset by the domestic salary reductions implemented April 1, 2009.
     We do not anticipate that sales and marketing expenses for the second quarter of fiscal 2010 will change significantly in absolute dollars compared to the first quarter of fiscal 2010.

     General and Administrative

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
General and administrative	$2,642	$2,820	(6)%
     General and administrative expenses consist primarily of compensation, including stock based compensation and other benefits, professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses decreased by $178,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The decrease was due to an overall reduction of expenses as a result of our cost containment efforts, including the domestic salary reductions implemented April 1, 2009 and lower professional service fees.
     We do not anticipate that general and administrative expenses for the second quarter of fiscal 2010 will change significantly in absolute dollars compared to the first quarter of fiscal 2010.
     Excess Occupancy Income

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Rental income	$(690)	$(627)	10%
Rental and other expenses	382	407	(6)%

Excess occupancy income	$(308)	$(220)	40%

     Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the three months ended December 31, 2009 and 2008. The increase was primarily due to an increase in the leased square footage.
     We do not anticipate that excess occupancy income for the second quarter of fiscal 2010 will change significantly in absolute dollars compared to the first quarter of fiscal 2010.
     Amortization of Identifiable Intangible Assets

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Amortization of identifiable intangible assets — software	$298	$288	3%
Amortization of identifiable intangible assets — other	182	269	(32)%

Total amortization of identifiable intangible assets	$480	$557	(14)%

     Amortization of intangible assets — software mainly relates to developed technology related to our SIGOS SITE system and is reflected in direct costs of revenue in our condensed consolidated statements of operations. All other intangibles, including customer lists, are included in amortization of intangible assets — other and are reflected in operating expenses in our condensed consolidated statement of operations. Total amortization of identifiable intangible assets decreased by $77,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. The decrease in total amortization is due to certain intangibles becoming fully amortized after December 31, 2008.

     We annually review our identifiable intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The identifiable intangible assets will be fully amortized by fiscal 2013. At December 31, 2009, the type and remaining carrying amount of the identifiable intangible assets was as follows (in thousands):

Technology	Technology
Based –	Based –	Customer
Software	Other	Based	Trademark	Covenant	Backlog	Total
$4,353	$—	$694	$631	$16	$46	$5,740
     We expect the amortization of identifiable intangible assets to be approximately $616,000 for the second quarter of fiscal 2010, assuming no additional acquisitions, changes in foreign exchange rates or impairment charges.
Interest Income and Other Income, net

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Interest income	$86	$334	(74)%
Other income, net	7	339	(98)%

Interest income and other income, net	$93	$673	(86)%

     Other income, net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income, net decreased $580,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. Interest income decreased $248,000 for the three months ended December 31, 2009 in comparison to the three months ended December 31, 2008, primarily due to lower interest rates on invested funds. Other income, net decreased $332,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, primarily due to changes in foreign exchange rates.
     We believe that interest income and other income, net for the second quarter of fiscal 2010 will be approximately $150,000, assuming no material changes in interest rates, foreign exchange rates, and currently planned uses of cash.
Provision for Income Taxes

	For the three months ended December 31,
	2009	2008	% Change
	(In thousands)
Provision for income taxes	$240	$420	(43)%
     Our effective tax rate for the three months ended December 31, 2009 and 2008 was 20% and 32%, respectively. The rate for the three months ended December 31, 2009 and 2008 differs from the 35% U.S. federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where we have a low effective tax rate due to utilization of net operating loss carryforwards.
Stock based Compensation Expense
     Stock based compensation expense, which is included in cost of revenue and operating expenses by category, was approximately $1.0 million for each of the three months ended December 31, 2009 and 2008. Stock based compensation expense decreased by $38,000 for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.
     Stock based compensation under ASC 718 related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended December 31,
	2009	2008
	(in thousands)
Direct costs of ratable licenses	$26	$29
Direct costs of professional services	111	80
Development	229	230
Operations	134	123
Sales and marketing	364	365
General and administrative	139	214
Total	$1,003	$1,041

Non-GAAP Financial Measures and Other Operational Data
     We also consider certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), including Non-GAAP net income, Non-GAAP earnings per share, Adjusted EBITDA, free cash flow and gross deferred revenues, and other operational data in managing and measuring the performance of our business. The Non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating the our business and operations. We compensate for these limitations by realizing that these amounts are not determined in accordance with GAAP and therefore, should not be used exclusively in evaluating our business and operations.
     Non-GAAP Net Income and Non-GAAP Net Income Per Share. Non-GAAP net income is calculated by adjusting GAAP net income (loss) for provision for income taxes less cash taxes from on-going operations, stock based compensation expense and amortization of purchased intangibles. Non-GAAP earnings per share are calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2009	2008
GAAP net income	$981	$886
Stock based compensation	1,003	1,041
Amortization of intangible assets — software	298	288
Amortization of intangible assets — other	182	269
Provision for income taxes	240	420
Cash taxes from on-going operations	(164)	(150)

Non-GAAP net income	$2,540	$2,754

Weighted average diluted common shares outstanding:	14,756	14,302
Non-GAAP net income per share	$0.17	$0.19
     Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest income, taxes, stock based compensation, depreciation, amortization and other income, net. In prior press releases, we defined this measure as EBITDA. In this and future filings, we will define this measure as Adjusted EBITDA. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA (in thousands):

	Three Months Ended December 31,
	2009	2008
GAAP net income	$981	$886
Stock based compensation	1,003	1,041
Amortization of intangible assets — software	298	288
Amortization of intangible assets — other	182	269
Depreciation	1,197	1,328
Provision for income taxes	240	420
Interest income and other income, net	(93)	(673)

Adjusted EBITDA	$3,808	$3,559

     Free Cash Flow. Free cash flow is defined as cash flow from operations less cash used for purchases of property, equipment and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow (in thousands):

	Three Months Ended December 31,
	2009	2008
Cash flow provided by (used in) operations	$(95)	$2,020
Purchases of property, equipment and software	(775)	(661)

Free cash flow	$(870)	$1,359

     Gross Deferred Revenue. Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned license and subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Deferred revenue is reduced to the extent that there are any accounts receivable balances associated with the deferred revenue (“unpaid deferred revenue”) at the balance sheet date and may change at any point in time based upon the timing of when invoices are collected. Gross deferred revenue is defined as the sum of net deferred revenue and unpaid deferred revenue. The following table details our calculation of gross deferred revenue (in thousands):

	December 31, 2009	September 30, 2009	December 31, 2008
Net deferred revenue	$14,651	$18,828	$19,826
Unpaid deferred revenue	8,796	3,475	7,477

Gross deferred revenue	$23,447	$22,303	$27,303

     Other Operational Data. The following table provides certain other operational data that management uses to manage and measure our performance:

	December 31, 2009	December 31, 2008
Worldwide customers	2,800	2,800
Average monthly internet pages measured	19,100	15,000
Average monthly revenue per internet page	$110	$160
     While the total number of customers has remained relatively constant at December 31, 2009 as compared to December 31, 2008 due to our sales and marketing efforts to replace lost customers with new customers, our total number of internet pages measured has increased as the complexity of our customers’ websites continue to increase and they rely on our measurements to monitor their website performance. However, at the same time, our average monthly revenue per internet page has decreased due to the recent economic environment and other competitive pressures. If we cannot increase or maintain our revenue per internet page measured, we will need to further increase our customer base and/or number of internet pages measured to grow our subscription revenue.
Liquidity and Capital Resources

	December 31,	September 30,
	2009	2009
	(In thousands)
Cash, cash equivalents and short-term investments	$55,939	$57,968
Accounts receivable, net	$7,026	$6,403
Working capital	$46,181	$44,749
Days sales outstanding (DSO) for the three months ended (a)	31	30

(a)	DSO is calculated as: (ending accounts receivable, net / total net revenue for the three months period) multiplied by number of days in the period

	Three Months Ended December 31,
	2009	2008
	(In thousands)
Cash (used in) provided by operating activities	$(95)	$2,020
Cash used in investing activities	$(25,166)	$(8,331)
Cash (used in) provided by financing activities	$(572)	$748
Cash, cash equivalents and short-term investments
     At December 31, 2009, we had approximately $25.2 million in cash and cash equivalents and approximately $30.7 million in short-term investments, for a total of approximately $55.9 million. Cash and cash equivalents consist of highly-liquid investments held at major banks, money market funds and fixed- term deposits with original maturities of three months or less. Short-term investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with a Moody’s ratings of A2 or better. As of December 31, 2009, approximately $35.6 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments were held in foreign countries by our subsidiaries, which, if distributed to the United States in the form of dividends or otherwise, would be subject to United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash provided by operating activities
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments. Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period, ranging from one to twelve months, or monthly during the life of the subscription period. Payments from our ratable licenses customers are generally collected at delivery or acceptance of the SIGOS SITE system. Payments from our professional services customers are collected either at the end of the monthly service period or as milestones are completed. Our primary use of cash from operating activities, are for personnel related expenditures, measurement and data collection infrastructure costs, professional fees, insurance, regulatory compliance and other expenses associated with operating our business.
     For the three months ended December 31, 2009, net cash used in our operating activities was $95,000. Net cash used was mainly due to net income of $981,000, increased by $3.0 million for non-cash adjustments and decreased by $4.1 million for the net change in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization, stock-based compensation and bad debt and billing reserves. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $4.0 million due to the timing of receipts from customers that effect deferred revenue, an increase in accounts receivable of $779,000, and an increase of prepaids, deferred costs and other assets of $398,000, partially offset by an increase in accounts payable and accrued expenses of $1.2 million.
Cash used in investing activities
     The change in cash flows from investing activities primarily consists of purchases of property, equipment and software to support our growth and infrastructure and maturities and purchases of investments. For the three months ended December 31, 2009, net cash used by our investing activities was approximately $25.2 million. We paid approximately $26.6 million for the purchase of short-term investments, and received approximately $2.2 million from maturities and sales of short-term investments. We also utilized $775,000 to purchase property, equipment, and software primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash used in financing activities
     The change in cash flows from financing activities primarily relate to payments made for dividends declared and proceeds received from the issuance of common stock associated with our equity incentive plan and employee stock purchase plan. For the three months ended December 31, 2009, net cash used in our financing activities was $572,000, which was primarily due to the payment of cash dividends in the amount of $727,000, partially offset by proceeds from the issuance of common stock from the exercise of stock options of $160,000.
Commitments
     As of December 31, 2009, our principal commitments consisted of approximately $3.2 million in real property operating leases and equipment capital and operating leases. These leases expire at various times through October 2017. Additionally, we had $1.8 million of contingent commitments, with a remaining term of between one to twenty-six months, to bandwidth and collocation providers, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth.
     As of December 31, 2009, we have outstanding guarantees totaling $145,000 to customers and vendors of one of our foreign subsidiaries. The guarantees can only be executed upon agreement by both the customer or vendor and us. At December 31, 2009, the guarantees are secured by a $1.4 million unsecured line of credit.
     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, additional stock repurchases, cash dividends, decreases in customers or renewals, decreases in revenue or changes in the value of our short-term investments. If, after some period of time, cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

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
     Interest Rate Sensitivity. Our interest income and expense is sensitive to changes in the general level of interest rates, particularly because most of our short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from their current levels, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $34,000 on an annualized basis.
     Foreign Currency Fluctuations. A majority of our revenue and expenses are transacted in United States dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Revenues derived from customers outside of the United States, which are billed in United States dollars, are typically collected in foreign currencies. Revenues derived from customers outside of the United States, which are billed from our Nuremberg, Germany office are typically billed in Euros. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Other income, net” in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $7,000 and $310,000 for the three months ended December 31, 2009 and 2008, respectively.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies, including our company, to maintain “disclosure controls and procedures”, which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting
     Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of our present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied on March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit from the District Court’s October 5, 2009 order approving the settlement. Although the District Court has granted final approval of the settlement, there can be no guarantee that it will not be reversed on appeal. We believe that we have meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously.
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on June 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Briefing on the appeal was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit. No amount has been accrued as of December 31, 2009 and September 30, 2009 since management believes that our liability, if any, is not probable and cannot be reasonably estimated.

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
     While we were profitable in fiscal 2009 and the quarter ended December 31, 2009, we incurred net losses in fiscal 2008, fiscal 2007 and in other prior fiscal years. As of December 31, 2009, we had an accumulated deficit of approximately $139 million. If we are not able to increase our revenues, it may be difficult to sustain profitability in light of current economic conditions. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2009, we had approximately $5.7 million of net identifiable intangible assets and approximately $65.2 million of goodwill. We have in the past and may in the future, incur impairment charges in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense, in accordance with Accounting Standards Codification (“ASC”) 718 (formerly referenced as SFAS No. 123R, Share-Based Payment), the cost of stock-based awards. As a result of these and other conditions, we may not be able to sustain profitability in the future.
The success of our business depends on maintaining a large customer base, either by customers renewing their subscriptions for our services and purchasing additional services or by obtaining new customers.
     To maintain and grow our revenue, we must maintain or increase the overall size of our customer base, either through maintaining high customer renewal rates, obtaining new customers for our services, and/or selling additional services to existing customers. Our customers have no obligation to renew our services after the contract term and, therefore, they could cease using our services at any time. In addition, customers that renew may contract for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription or initially purchase lower levels of service. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. The size of our customer base and prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.
     Additionally, sales of our services may decline as companies evaluate their technology spending in response to the significant global economic downturn. We have experienced and could continue to experience reduced spending, cancellations, non-renewals and/or reductions in service levels by our customers. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of products or services they purchase from us for any reason, our revenue could decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.
Our business could be harmed by adverse economic conditions or reduced spending on information technology.
     Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to reduce spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in consumer demand could have a variety of negative effects on our customers’ demand for our products. Other factors that could influence demand include labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, real estate values across the United States have been adversely affected by the global economic downturn and tighter credit conditions, and we cannot assure you that the value of our building will not be adversely affected by these conditions.
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
     The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial declines and volatility that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have approximately 14.5 million shares outstanding at December 31, 2009, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.
     We had $65.2 million of goodwill recorded on our condensed consolidated balance sheet as of December 31, 2009. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. At September 30th of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.

If our Mobile services decline, we may not be able to grow our revenue and our results of operations will be harmed.
     Revenue from our Mobile services has increased from approximately $7.9 million for the three months ended December 31, 2008 to approximately $8.3 million for the three months ended December 31, 2009. We cannot assure you that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to, the market for mobile services is an emerging market and, therefore, the level of demand for these services is difficult to predict; currency rate fluctuations; adverse global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile services.
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
     The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet software and services with features similar to our services such as Compuware (which acquired Gomez), Hewlett-Packard (which acquired Mercury Interactive), Borland Software (which acquired Segue Software) and a variety of other Internet and mobile companies that offer a combination of testing, market research capabilities and data collection. Customers could choose to use these companies’ services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.
     In addition, Compuware’s acquisition of Gomez, Inc. could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Compuware may find additional uses for services provided by Gomez, Inc. which compete with our services.
     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and Coremetrics, and free services that measure web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA-Unicenter, HP-Openview, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, may decide to offer services similar to ours. While we have strategic relationships with some of these companies, they could choose to develop services similar to ours or to offer our competitors’ services. We face competition for our mobile services from companies such as Argogroup (acquired by Ascom), Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.

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
     Our ten largest customers accounted for approximately 34% and 39% of our total net revenue for the three months ended December 31, 2009 and 2008, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.
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
Our cash, cash equivalents and short-term investments are managed through various banks around the world and recent capital and credit market conditions have been extremely volatile.
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
     Our results could also vary materially from expectations depending on gains or losses realized on the sale or exchange of investments; impairment charges related to debt securities as well as other investments; and interest rates. The recent volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on our investments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.
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
     Professional services revenue represented approximately 12% and 15% of total net revenue for the three months ended December 31, 2009 and 2008, respectively. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to twelve-month period and, therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot increase our professional services revenue.
The success of our business depends on the continued use of the Internet and mobile networks by business and consumers for e-business and communications and, if usage of these networks declines, our operating results and working capital would be harmed.
     Because our business is based on providing Internet and Mobile services, the Internet and mobile networks must continue to be used as a means of electronic business and communications. In addition, we believe that the use of the Internet and mobile networks for conducting business could be hindered for a number of reasons, including, but not limited to:
•	security concerns, including the potential for fraud or theft of stored data and information communicated over the Internet and mobile networks;

•	inconsistent quality of service, including outages of popular web sites and mobile networks;

•	delay in the development or adoption of new standards;

•	inability to integrate business applications with the Internet; and

•	the need to operate with multiple and frequently incompatible products.
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
     Our measurement computers and mobile devices that we use to provide many of our services are located at facilities that are not owned by our customers or us. Instead, these devices are installed at locations near various Internet access points worldwide. We do not own or operate the facilities, and we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to maintain relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or being acquired. In addition, if our measurement computers and mobile devices cease to function properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers and measurement devices. Should performance problems arise, our ability to collect data in a timely manner could be impaired if we are unable to quickly maintain and repair our computers and devices.
Others might bring infringement claims which could harm our business.
     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could become subject to intellectual property infringement claims as the number of our competitors grows and our services overlap with competitive offerings. In addition, we are, or could be, subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award, to develop non-infringing technology, obtain a license to use the infringed intellectual property, or cease selling the services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.
Our business, which includes our operating results and financial condition, is susceptible to additional risks associated with international operations.
     Our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including United States taxes on foreign subsidiaries and the negative tax implications related to moving cash from international locations to the United States), and changes in the value of the United States dollar versus foreign currencies. Margins on sales of our products and services in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations.
     Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales in Europe, as well as non-United States dollar denominated operating expenses incurred throughout the world. As was the case in the most recent year, weakening of foreign currencies relative to the United States dollar will adversely affect the United States dollar value of our foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies would generally be beneficial to our foreign currency-denominated sales and earnings.
     International sales in dollars were approximately 45% and 42% of our total net revenue for the three months ended December 31, 2009 and 2008, respectively. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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
     The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal controls over financial reporting. Although we review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.
We may face difficulties assimilating, and may incur costs associated with, any future acquisitions.
     We have completed several acquisitions in the past and, as a part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, or may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:
•	difficulties in assimilating acquired personnel, operations and technologies;

•	difficulties in managing a larger organization with geographically dispersed operations;

•	unanticipated costs associated with the acquisition or incurring of additional unknown liabilities;

•	diversion of management’s attention from other business concerns;

•	entry in new businesses in which we have little direct experience;

•	difficulties in marketing additional services to the acquired companies’ customer base or to our customer base;

•	adverse effects on existing business relationships with resellers of our services, our customers and other business partners;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write-down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	use of substantial portions of our available cash, or dilution in equity if stock is used, to consummate the acquisition and/or operate the acquired business.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 8th day of February 2010.

KEYNOTE SYSTEMS, INC.
By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ ANDREW HAMER
Andrew Hamer
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Filed
		Form	File No.	Filing Date	Exhibit No.	Herewith
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.