Form 10-Q
period 2010-03-31
KEYNOTE SYSTEMS INC
filed 2010-05-06
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 3, 2010
Common Stock, $.001 par value	14,861,102 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$27,842	$51,383
Short-term investments	28,339	6,585

Total cash, cash equivalents and short-term investments	56,181	57,968
Accounts receivable, less allowance for doubtful accounts of $121 and $112, respectively, and less billing reserve of $278 and $150, respectively	8,119	6,403
Prepaids, deferred costs and other current assets	4,136	3,517
Inventories	1,493	1,222
Deferred tax assets	2,884	2,913

Total current assets	72,813	72,023
Deferred costs and other long term assets	2,283	3,024
Property, equipment and software, net	34,109	34,778
Goodwill	62,794	66,078
Identifiable intangible assets, net	5,058	6,255
Long-term deferred tax assets	168	61

Total assets	$177,225	$182,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,096	$1,147
Accrued expenses	8,290	8,466
Deferred revenue	14,426	17,661

Total current liabilities	24,812	27,274
Deferred rent and other long-term liabilities	3,353	3,344
Long-term deferred revenue	1,068	1,167
Long-term deferred tax liability	446	414

Total liabilities	29,679	32,199

Commitments and contingencies (see Note 14)
Stockholders’ equity:
Common stock	15	14
Additional paid-in capital	284,280	282,653
Accumulated deficit	(138,777)	(139,614)
Accumulated other comprehensive income	2,028	6,967

Total stockholders’ equity	147,546	150,020

Total liabilities and stockholders’ equity	$177,225	$182,219

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenue:
Subscription services	$11,672	$11,341	$23,881	$22,814
Ratable licenses	5,791	5,915	11,747	11,958
Professional services	1,893	2,308	4,437	5,429

Total net revenue	19,356	19,564	40,065	40,201

Costs and expenses:
Costs of revenue:
Direct costs of subscription services	2,129	2,319	4,337	4,575
Direct costs of ratable licenses	1,724	1,639	3,452	3,127
Direct costs of professional services	1,351	1,495	2,818	3,173
Development	2,971	3,191	6,116	6,274
Operations	1,935	2,248	3,826	4,410
Amortization of intangible assets — software	435	288	733	576

Total costs of revenue	10,545	11,180	21,282	22,135
Sales and marketing	6,376	6,317	12,704	12,497
General and administrative	2,536	2,551	5,178	5,371
Excess occupancy income	(311)	(251)	(619)	(471)
Amortization of intangible assets — other	156	263	338	532

Total costs and expenses	19,302	20,060	38,883	40,064

Income (loss) from operations	54	(496)	1,182	137
Interest income	117	254	203	587
Other income, net	43	116	50	456

Income (loss) before provision for income taxes	214	(126)	1,435	1,180
Provision for income taxes	(358)	(132)	(598)	(552)

Net income (loss)	$(144)	$(258)	$837	$628

Net income (loss) per share:
Basic	$(0.01)	$(0.02)	$0.06	$0.04

Diluted	$(0.01)	$(0.02)	$0.06	$0.04

Shares used in computing basic and diluted net income (loss) per share:
Basic	14,591	14,259	14,560	14,222
Diluted	14,591	14,259	14,825	14,330

Cash dividends declared per common share	$0.05	$—	$0.10	$—
See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$837	$628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,317	2,501
Stock-based compensation	1,790	2,637
Amortization of identifiable intangible assets	1,071	1,107
Amortization of prepaid tax asset	382	207
Charges to bad debt and billing reserves	165	196
Amortization of debt investment premium	262	3
Deferred tax provision (benefit)	(262)	20
Collection of tax credit receivable within deferred tax assets	—	181
Loss on disposal of equipment	8	—
Changes in operating assets and liabilities:
Accounts receivable	(2,158)	948
Inventories	(379)	(114)
Prepaids, deferred costs and other assets	(603)	(530)
Accounts payable and accrued expenses	800	(6,706)
Deferred revenue	(2,576)	2,191

Net cash provided by operating activities	1,654	3,269

Cash flows from investing activities:
Purchases of short-term investments	(26,609)	(11,853)
Maturities and sales of short-term investments	4,308	8,298
Purchases of property, equipment and software	(1,428)	(1,397)
Payment of acquisition costs for Zandan S.A.	—	(170)

Net cash used in investing activities	(23,729)	(5,122)

Cash flows from financing activities:
Repayment of capital lease obligation	(9)	(8)
Proceeds from issuance of common stock and exercise of stock options	1,233	1,426
Cash dividends declared and paid	(1,458)	—

Net cash provided by (used in) financing activities	(234)	1,418

Effect of exchange rate changes on cash and cash equivalents	(1,232)	(1,301)

Net change in cash and cash equivalents	(23,541)	(1,736)
Cash and cash equivalents at beginning of the period	51,383	42,546

Cash and cash equivalents at end of the period	$27,842	$40,810

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$282	$4,541

Noncash operating and investing activities:
Exercise of non-employee stock options	$81	$—
Acquisition of property, equipment and software on account	$348	$420
See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying interim unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the results of operations and cash flows for the interim periods ended March 31, 2010 and 2009.
     The results of operations and cash flows for any interim period are not necessarily indicative of the results to be expected for any other future interim period or for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009 included in the Company’s Report on Form 10-K as filed with the SEC. The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation.
     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, inventories and inventory valuation, allocation of purchase price for business combinations, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair values of options granted under the Company’s stock-based compensation plans and valuation allowances for deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.
Correction of Classification of Short-Term Investments
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended March 31, 2009, but prior to the issuance of the June 30, 2009 condensed consolidated financial statements, management determined that certain fixed term deposits previously reported as cash and cash equivalents should have been classified as short-term investments. Accordingly, corrections have been made herein to the condensed consolidated statement of cash flows for the six months ended March 31, 2009 as follows: cash and cash equivalents at the beginning of the period has been reduced by approximately $4.2 million, from $46.8 million previously reported to a corrected balance of $42.5 million; cash and cash equivalents at the end of the period has been reduced by approximately $10.0 million, from $50.8 million previously reported to a corrected balance of $40.8 million; cash provided by the sale of short-term investments has increased from $2.4 million previously reported to a corrected amount of $8.3 million; cash used to purchase short-term investments has increased from a zero amount previously reported to a corrected amount of $11.9 million; net cash provided by investing activities has been reduced by $5.9 million, from $813,000 previously reported to a corrected amount of net cash used in investing activities of $5.1 million; and the effect of exchange rate changes on cash and cash equivalents has been decreased by $191,000, resulting in a corrected amount of $(1.3) million as compared to the previously reported amount of $(1.5) million. The correction in classification did not impact the total balance of cash, cash equivalents and short-term investments previously reported in the Company’s condensed consolidated balance sheet for the quarter ended March 31, 2009.
Recently Adopted Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855)—Amendments to certain Recognition and Disclosure Requirements (ASU 2010-09) to remove the requirement of disclosing the date through which subsequent events have been evaluated in order to remedy potential conflicts with other requirements. However, in accordance with ASC 855 and existing SEC rules, subsequent events are still required to be evaluated through the date the financial statements are issued.
     In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy,

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
including the reasons and the timing of the transfers. Additionally, the guidance requires a roll-forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll-forward activities for Level 3 fair value measurements, which will become effective for its reporting period beginning July 1, 2011. Adoption of this new guidance had no impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
     During the first quarter of 2009, the Company adopted FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued supplemental guidance that delays the effective date of this new fair value accounting standard to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which the Company adopted in the first quarter of 2010. Adoption of this supplemental guidance to the accounting standard had no impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
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
Recently Issued Accounting Pronouncements
     In September 2009, the FASB amended the ASC as summarized in ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments to the ASC on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its financial statements of its adoption or determine the timing and method of its adoption.
Stock Based Compensation
     (a) Summary of Plans
     As of March 31, 2010, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including nonqualified and incentive stock options, restricted stock units (“RSUs”), and stock bonuses. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full three years from the date of grant. As of March 31, 2010, options to purchase approximately 4.7 million shares and approximately 450,000 RSUs were outstanding under the Incentive Plan. Approximately 1.1 million shares were available for future issuance under the Incentive Plan as of March 31, 2010.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     As of March 31, 2010, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of March 31, 2010, approximately 1.2 million shares had been issued under the Purchase Plan, and approximately 210,000 shares remain for future issuance.
     (b) Restricted Stock Units
     Prior to fiscal 2009, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. In fiscal 2009, the Company began issuing primarily RSUs rather than stock options for eligible employees as the primary type of long-term equity-based award. Stock-based compensation cost for RSUs is measured based on the value of the Company’s stock on the grant date, reduced by the present value of the dividend yield expected to be paid on the Company’s common stock. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.
     There were approximately 21,000 RSUs cancelled due to departures during the six months ended March 31, 2010. Approximately 450,000 and 470,000 RSUs, respectively were outstanding at March 31, 2010 and September 30, 2009 with a weighted average grant date fair value of $9.01 and $8.88 per unit, respectively.
     As of March 31, 2010, there was approximately $2.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 2.2 years.
     (c) Stock Options
     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted under the Incentive Plan are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Volatility	—	43.9%	—	40.9%
Risk free interest rate	—	2.0%	—	2.3%
Expected life (in years)	—	4.5	—	4.5
Dividend yield	—	—	—	—
     A summary of option activity for the six months ended March 31, 2010 is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at September 30, 2009	4,802	$11.65	5.8	$820
Granted	—	—
Exercised	(62)	10.52
Forfeited or canceled	(49)	12.40
Expired	(33)	14.37

Outstanding at March 31, 2010	4,658	$11.64	5.1	$2,894

Vested and expected to vest at March 31, 2010	4,583	$11.64	5.0	$2,871
Exercisable at March 31, 2010	4,023	$11.58	4.7	$2,659
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on March 31, 2010. The aggregate intrinsic value of options exercised during the three and six months ended March 31, 2010 was approximately $37,000 and $46,000, respectively.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     As of March 31, 2010, there was approximately $1.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that are expected to be recognized over a weighted average period of 1.4 years.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Volatility	64.8%	58.4%	63.0%	50.9%
Risk free interest rate	0.5%	0.6%	0.6%	1.4%
Expected life (in years)	1.25	1.25	1.25	1.25
Dividend yield	0.1%	—	—	—
     (e) Stock based Compensation Expense
     Stock based compensation under ASC 718 related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Direct costs of ratable licenses	$23	$27	$49	$24
Direct costs of professional services	66	214	177	326
Development	176	344	405	574
Operations	92	210	226	333
Sales and marketing	273	566	637	930
General and administrative	157	235	296	450

Total	$787	$1,596	$1,790	$2,637

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
Excess Occupancy Income
     Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% for the three and six months ended March 31, 2010 and 2009. Rental income was approximately $672,000 and $647,000 for the three months ended March 31, 2010 and 2009, respectively. Rental income was approximately $1.4 million and $1.3 million for the six months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company had leased space to 12 tenants, of which 10 had noncancellable operating leases, which expire on various dates through 2014. At March 31, 2010 future minimum rents receivable under the leases, are as follows (in thousands):

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Total
Fiscal years:
2010 (remaining six months)	$1,185
2011	2,353
2012	1,673
2013	304
2014	89
Thereafter	—

Total future minimum rents receivable	$5,604

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
     The Company does not generally grant refunds. All discounts granted reduce revenue. Free trials are occasionally provided to prospective customers who would like to try certain of the Company’s subscription services before they commit to purchasing the services. The services provided during the trial period are typically stand-alone transactions and are not bundled with other services. Revenue is not recognized for these free trial periods.
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
     The Company cannot allocate the arrangement consideration to the multiple elements based on vendor specific objective evidence (“VSOE”) of fair value because sufficient evidence of VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, the Company recognizes the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance provisions exist, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
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
     Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned subscription services and ratable licenses revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months from the balance sheet date and primarily relates to ratable licenses revenue.
     Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with Keynote SIGOS SITE revenue arrangements. Deferred costs are categorized as short term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent deferred costs in the condensed consolidated balance sheets. These deferred costs are amortized to cost of ratable licenses over the life of the customer contract, generally one to three years. Amortization of these deferred costs commences when revenue recognition begins, which is typically the later of delivery or acceptance.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(3) Other Comprehensive Income (Loss) and Foreign Currency Translation
     The Company reports comprehensive income (loss) in accordance with the provisions of ASC 220 (formerly referenced as SFAS No. 130, Reporting Comprehensive Income), which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company’s subsidiaries located in Germany, the Netherlands and France have a functional currency other than the United States dollar. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Gains (losses) from foreign currency transactions are reflected in other income, net in the condensed consolidated statements of operations as incurred and were approximately $44,000 and $121,000 for the three months ended March 31, 2010 and 2009, respectively. Gains (losses) from foreign currency transactions were $50,000 and $430,000 for the six months ended March 31, 2010 and 2009, respectively.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$(144)	$(258)	$837	$628
Net unrealized gain (loss) on available-for-sale investments	97	12	(33)	12
Foreign currency translation loss	(3,505)	(3,020)	(4,906)	(3,983)

Other comprehensive loss	$(3,552)	$(3,266)	$(4,102)	$(3,343)

     The Company did not record deferred taxes on unrealized losses on its investments due to the full valuation allowance on deferred tax assets in the United States. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.
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
     Credit risk is concentrated in North America, but exists in Europe as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the age of each invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews invoices greater than 60 days past due to determine whether an allowance is appropriate. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage based on historical collection trends to the outstanding accounts receivable balance.
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
     For the three and six months ended March 31, 2010 and 2009 no single customer accounted for 10% or more of total net revenue. As of March 31, 2010, one customer accounted for 11% of total accounts receivable. As of September 30, 2009, one customer accounted for more than 10% of total accounts receivable.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(5) Cash, Cash Equivalents, and Short-Term Investments
     The Company considers all highly liquid investments held at major banks, commercial paper, money market funds and other securities with original maturities of three months or less to be cash equivalents in accordance with ASC 230-10, Statement of Cash Flows (formerly referenced as SFAS No. 95).
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
     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of March 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$23,594	$—	$—	$23,594
Money market funds	4,248	—	—	4,248

Total cash and cash equivalents	$27,842	$—	$—	$27,842

Fixed-term deposits	$2,026	$—	$—	$2,026
Treasuries and agencies	6,100	—	(15)	6,085
Municipal and corporate bonds	20,246	18	(36)	20,228

Total short-term investments	$28,372	$18	$(51)	$28,339

     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of September 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$20,492	$—	$—	$20,492
Money market funds	30,891	—	—	30,891

Total cash and cash equivalents	$51,383	$—	$—	$51,383

Fixed-term deposits	$6,585	$—	$—	$6,585

Total short-term investments	$6,585	$—	$—	$6,585

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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The Company has the intent and ability to hold these securities until their value recovers, and have not sold any at a loss.
     Contractual maturities of available-for-sale securities at March 31, 2010 were as follows (in thousands):

		Estimated
	Cost	Fair Value
Due in less than one year	$7,964	$7,959
Due in more than one year and less than two years	20,408	20,380

Total	$28,372	$28,339

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
     The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•	Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.
•	Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
     The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents:
Money market funds	$4,248	$—	$—	$4,248
Short term investments:
Fixed- term deposits	—	2,026	—	2,026
Municipal and corporate bonds	20,228	—	—	20,228
Treasuries and agencies	6,085	—	—	6,085

Total assets measured at fair value	$30,561	$2,026	$—	$32,587

     Fixed-term deposits are valued at cost, which approximates fair value as of March 31, 2010.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(7) Consolidated Financial Statement Details
Prepaids, Deferred Costs and Other Current Assets

	March 31, 2010	September 30, 2009
Prepaid expenses	$1,797	$1,554
Deferred costs of revenue	827	580
Income tax receivable	834	971
Security deposits, advances, and interest receivable	474	43
Other assets	204	369

Total	$4,136	$3,517

Property, equipment and software

	March 31, 2010	September 30, 2009
Land	$14,150	$14,150
Computer equipment and software	30,824	29,551
Building	21,908	21,875
Furniture and fixtures	2,142	2,169
Leasehold and building improvements	1,146	1,179
Construction in progress	483	383

	70,653	69,307
Less accumulated depreciation and amortization	(36,544)	(34,529)

Total	$34,109	$34,778

Deferred Costs and Other Long-Term Assets

	March 31, 2010	September 30, 2009
Prepaid tax asset	$1,208	$1,710
Deferred costs of revenue	347	421
Tenant rent receivable	217	280
Deposits	260	264
Prepaid expenses	251	349

Total	$2,283	$3,024

Accrued Expenses

	March 31, 2010	September 30, 2009
Accrued employee compensation	$2,962	$3,096
Accrued audit and professional fees	513	388
Income and other taxes	581	479
Other accrued expenses	4,234	4,503

Total	$8,290	$8,466

(8) Inventories
     Inventories primarily relate to direct costs associated with SIGOS SITE systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of the Company’s products, competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses in the period that management identifies the adjustment. Inventories related to SIGOS SITE systems were approximately $1.5 million and $1.2 million as of March 31, 2010 and September 30, 2009, respectively.

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
     Based on the results of the first step of the Company’s impairment test performed at September 30, 2009, the fair value of its reporting unit exceeded its carrying value by approximately 2.2% and the Company passed Step 1 of the goodwill impairment test. Accordingly, the Company did not recognize any impairment of its goodwill in the September 30, 2009 consolidated financial statements. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization and general industry, market and macro-economic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.
     During the quarter ended March 31, 2010, the Company concluded that there were no triggering events which would require a formal impairment analysis of the carrying value of goodwill, primarily due to the increase in the Company’s market capitalization during the period. The Company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test on September 30, 2010, management will perform an impairment analysis under ASC 350-20, Goodwill and Other Intangible Assets, (formerly referenced as SFAS No. 142), and could record an impairment charge to write down goodwill to its fair value. If the results of any impairment testing indicate that a write down of goodwill is necessary, such charge could be significant and, accordingly, could have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.
     The following table presents the changes in goodwill during the six months ended March 31, 2010 (in thousands):

Balance at September 30, 2009	$66,078
Translation adjustments	(3,284)

Balance at March 31, 2010	$62,794

      The components of identifiable intangible assets are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of March 31, 2010:
Gross carrying value	$7,935	$11,845	$8,061	$1,379	$37	$112	$29,369
Accumulated amortization	(4,076)	(11,845)	(7,482)	(811)	(24)	(73)	(24,311)

Net carrying value	$3,859	$—	$579	$568	$13	$39	$5,058

As of September 30, 2009:
Gross carrying value	$8,125	$11,845	$8,190	$1,407	$40	$121	$29,728
Accumulated amortization	(3,422)	(11,834)	(7,391)	(733)	(23)	(70)	(23,473)

Net carrying value	$4,703	$11	$799	$674	$17	$51	$6,255

     Amortization of developed technology related to software was recorded to costs of revenue. Amortization of all other identifiable intangible assets was recorded to operating expenses. The following table presents amortization of identifiable intangible assets for the three and six months ended March 31, 2010 and 2009 (in thousands):

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Amortization of intangible assets — software	$435	$288	$733	$576
Amortization of intangible assets — other	156	263	338	532

Total amortization of intangible assets	$591	$551	$1,071	$1,108

     The estimated future amortization expense for existing identifiable intangible assets as of March 31, 2010 is as follows (in thousands):

Total
Fiscal years:
2010 (remaining six months)	$1,164
2011	2,240
2012	1,370
2013	284

Total	$5,058

Weighted-average remaining useful life as of March 31, 2010 (years)	2.7
(10) Lease Abandonment Accrual
     The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $635,000 related to its discontinuance of this facility. The changes in the lease abandonment liability, for the six months ended March 31, 2010, are as follows (in thousands):

Lease abandonment liability, September 30, 2009	$696
Lease payments to lessor	(133)
Sublease proceeds	14
Payment of lease termination costs	(63)

Lease abandonment liability, March 31, 2010	$514

(11) Net Income (Loss) Per Share
     Basic net income (loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(144)	$(258)	$837	$628

Denominator:
Weighted average shares outstanding	14,591	14,259	14,560	14,222
Effect of dilutive stock options, RSUs and employee stock purchase rights	—	—	265	108

Denominator for diluted net income (loss) per share	14,591	14,259	14,825	14,330

Basic and diluted net income (loss) per share	$(0.01)	$(0.02)	$0.06	$0.04

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Potentially dilutive securities representing 3.9 million, and 5.0 million shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted net loss per share since they were considered antidilutive due to the net loss the Company experienced during the respective periods. Potentially dilutive securities representing 4.1 million, and 5.0 million shares of common stock for the six months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted net income (loss) per share since their effect would be anti-dilutive, as their exercise price was greater in each of those periods than the average market price of the common stock.
(12) Stockholders’ Equity
Dividends
     On December 15, 2009, the Company paid cash dividends of approximately $727,000, or $0.05 per share, to the common stockholders of record on December 1, 2009, the record date. On March 15, 2010, the Company paid cash dividends of approximately $731,000, or $0.05 per share, to the common stockholders of record on March 1, 2010, the record date.
(13) Income Taxes
     The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 167% and (105)%, respectively. The Company’s effective tax rate for the six months ended March 31, 2010 and 2009 was 42% and 47%, respectively. The rate for the three and six months ended March 31, 2010 and 2009 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, the Company is also amortizing approximately $200,000 of prepaid tax per quarter recorded on the sale of intangible assets from its German entity to the United States entity. Excluding the amortization of prepaid tax, the Company’s effective tax rate would have been 83% and (23)% for the three months ended March 31, 2010 and 2009, respectively. Excluding the amortization of prepaid tax, the Company’s effective tax rate would have been 15% and 28% for the six months ended March 31, 2010 and 2009, respectively.
     The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or loss, tax regulations in each geographic region, the availability of tax credits and net operating loss carryforwards, and the effectiveness of the Company’s tax planning strategies. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from management’s estimates, future income tax expense could be materially affected.
     At September 30, 2007, the Company determined that the projected sources of future taxable income in the United States were not considered to be sufficient to support any of the deferred tax assets located in the United States. Therefore, the Company established a valuation allowance against all of the deferred tax assets related to the United States. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be reduced, which would affect the effective tax rate, deferred tax expense, and additional paid-in-capital. In the event that management determines that the valuation allowance should be reduced, the tax effect would be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to United States domestic taxes and to foreign, in particular German, taxes separately.
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
     The Company has adopted the provisions of ASC 740-10 (formerly referenced as FASB’s Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109). As of March 31, 2010, the total amount of gross unrecognized benefits was $7,034,000. Included in this balance was approximately $2,563,000 of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The gross unrecognized tax benefits decreased by $71,000 during the three months ended March 31, 2010.
     It is possible that the amount of liability for unrecognized tax benefits may change within the next six months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next six months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were insignificant for the three and six months ended March 31, 2010 and 2009.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Although the Company files United States federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, Canada, the United Kingdom, the Netherlands and Germany. Tax years 1994 through 2008 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.
(14) Commitments and Contingencies
Leases
     The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through October 2017. As of March 31, 2010, future minimum payments under these operating and capital leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Fiscal year:
2010 (remaining six months)	$471	$7
2011	722	—
2012	524	—
2013	418	—
2014	343	—
Thereafter	492	—

Total minimum lease payments (a)	$2,970	7

Less amounts representing interest		—

Present value of minimum lease payments		7
Less current portion of capital lease obligation		(7)

Long-term portion of capital lease obligation		$—

(a)	Future minimum lease payments exclude sublease proceeds of approximately $1.2 million.
     Rent expense for the three months ended March 31, 2010 and 2009 was approximately $249,000 and $291,000, respectively. Rent expense for the six months ended March 31, 2010 and 2009 was approximately $487,000 and $634,000, respectively.
Commitments
     The Company had, as of March 31, 2010, $1.8 million of contingent commitments, which have a remaining term of between one to twenty-three months, to bandwidth and co-location providers, which commitments become due if the Company terminates any of these agreements prior to their expiration.
     As of March 31, 2010, the Company, through one of its foreign subsidiaries, has outstanding guarantees totaling $134,000 to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit of $1.4 million as of March 31, 2010.
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
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on June 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Briefing on the appeal was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit. No amount has been accrued as of March 31, 2010 and September 30, 2009 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.
     The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Warranties
     The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of March 31, 2010 or September 30, 2009, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.
Indemnification
     The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2010 and September 30, 2009 in the condensed consolidated balance sheets.

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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Internet Subscriptions – Web Measurement
Application Perspective	X
Streaming Perspective	X
Transaction Perspective	X
Web Site Perspective	X
Internet Subscriptions — Other
Diagnostic Services	X
Enterprise Adapters	X
NetMechanic	X
Performance Scoreboard	X
Red Alert	X
Test Perspective	X
Financial Industry Scorecards	X
LoadPro	X
Voice Perspective	X
WebEffective	X
Internet Engagements
Professional Services			X
Financial Industry Scorecards			X
LoadPro			X
Voice Perspective			X
WebEffective			X
Mobile Test and Measurement:
Mobile Subscription
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS Global Roamer	X
Mobile Ratable Licences
SIGOS SITE		X
     The following table summarizes Internet and Mobile services net revenue (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Internet Subscriptions — Web Measurement	$6,593	$6,572	$12,763	$13,781
Internet Subscriptions — Other	2,569	2,761	6,234	5,216
Internet Engagements	1,893	2,308	4,437	5,429

Total Internet net revenue	11,055	11,641	23,434	24,426

Mobile Subscription	2,510	2,008	4,884	3,817
Mobile Ratable Licenses	5,791	5,915	11,747	11,958

Total Mobile net revenue	8,301	7,923	16,631	15,775

Total net revenue	$19,356	$19,564	$40,065	$40,201

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Internet Subscriptions – Web Measurement and Internet Subscriptions – Other were previously presented as one category, Internet Subscriptions.
     Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
United States	$10,260	$10,932	$21,568	$22,980
Europe*	5,326	5,814	11,978	12,339
Other*	3,770	2,818	6,519	4,882

Total net revenue	$19,356	$19,564	$40,065	$40,201

*	No individual country represents more than 10% of total revenue.
     Information regarding geographic areas which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	March 31,	September 30,
	2010	2009
United States	$32,947	$33,685
Europe	1,162	1,093

Total	$34,109	$34,778

(16)	Subsequent Events
     In April 2010, the Board of Directors approved the payment of a quarterly dividend of $0.05 per share to stockholders of record as of June 1, 2010. In the future, the Company intends to pay a similar dividend on a quarterly basis, however, its ability to continue to do so will be affected by its future results of operations, financial position, business and the various other factors that may affect its overall business.

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
Overview
     We develop and sell technology solutions to measure, test, assure and improve the quality of service for Internet and mobile communications. We offer Internet test and measurement (“Internet”) software-as-a-service solutions, mobile test and measurement (“Mobile”) software-as-a-service solutions and Mobile licensed solutions. Our Internet category includes all of our geographically distributed “on demand” web site and transaction/application monitoring and measurement services, voice-over-IP (VoIP) and streaming measurement services, load testing services, customer experience management services, competitive research and industry scorecard services, and custom professional services. The Mobile category consists of our on-demand Mobile monitoring and testing services, our Global Roamer services and our SIGOS System Integrated Test Environment (“SITE”) systems.
     Our Internet solutions consist primarily of measurement services that are based on an extensive network of strategically-located measurement and testing computers running our proprietary software that measure online business performance from the viewpoint of a geographically dispersed user base. Our over 3,000 measurement computers and mobile devices are connected to over 240 major Internet backbone and last mile locations around the world via a sophisticated operations center for collecting, analyzing and disseminating web application response time and availability data, along with diagnostic tools to uncover the source of performance problems. Keynote’s “on demand” network infrastructure together with our consulting services, and in some cases, with Keynote-managed “private agent” appliances placed on a customer’s premises, provide our customers the ability to manage the technical performance of their online and mobile systems in real-time — 24 hours a day, 7 days a week. As of March 31, 2010, we had approximately 2,800 customers in over 80 countries for which we measured approximately 20,800 Internet pages, and managed 210 web and mobile private agent appliances.
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

     Our Mobile services are based on a worldwide infrastructure of distributed mobile devices, both simulated and real, placed on behalf of key mobile service providers and content companies that benchmark, monitor and test the performance and quality of those services from multiple regional markets. We license the SIGOS SITE system, which consists of hardware “probes” built by us along with our proprietary testing and monitoring software, to major mobile providers and telecommunications carriers for the purpose of testing the end-to-end quality of a mobile network, content and services, and for diagnosing problems that need to be fixed by our customers or their partners in order to ensure a satisfactory user experience for their mobile users. In addition, we offer the SIGOS Global Roamer “on demand” solution of our SIGOS SITE system to major mobile providers and telecommunications carriers to actively test and monitor the quality of their mobile roaming partners’ voice and data networks.
     Our Mobile solutions are offered on both a subscription basis and a license basis. The subscriptions typically are for a fixed period, usually annually, and are based on the number of locations and devices from which monitoring and testing is performed, and the number of mobile operators and services covered by such monitoring and testing. The SIGOS SITE system is usually offered via a software license fee model, but because it is bundled with ongoing maintenance and support for a fixed contract period, with no vendor specific objective evidence of fair value on this undelivered element, the license fees are amortized over the length of the contract and included in ratable licenses revenue. The SIGOS Global Roamer service is offered via a subscription fee model, typically for a three to twelve month period, and is included in subscription services revenue.
     For the three months ended March 31, 2010 and 2009, our 10 largest customers accounted for approximately 34% and 32% of total net revenue, respectively. For the six months ended March 31, 2010 and 2009, our 10 largest customers accounted for approximately 34% and 36% of total net revenue, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline if we are not able to otherwise replace their revenues either from selling additional services to or increased usage by existing customers or from obtaining new customers.
     Our net loss decreased by $114,000, or 44%, from a net loss of $258,000 for the three months March 31, 2009 to net loss of $144,000 for the three months ended March 31, 2010. The change was primarily attributable to our ability to maintain net revenue at a level comparable to the same quarter of prior year in the challenging economic environment, while enacting cost containment efforts including salary reductions of between 7% and 10% across our domestic workforce. Partially offsetting our cost containment efforts was lower interest income of $137,000 and a higher provision for income taxes of $226,000 based on the jurisdictions in which the income was generated and the amortization of the prepaid tax asset, partially offset by the utilization of net operating loss carryforwards for United States federal tax purposes.
     Our net income increased by $209,000, or 33%, from net income of $628,000 for the six months March 31, 2009 to net income of $837,000 for the six months ended March 31, 2010. The increase was primarily attributable to our ability to maintain net revenue at a level comparable to the same period of the prior year in the challenging economic environment, while enacting cost containment efforts including the salary reductions described above. Partially offsetting our cost containment efforts was a $384,000 decrease in interest income and a $380,000 decrease in foreign exchange gains for the six months ended March 31, 2010.
     Our gross deferred revenue, which is primarily unearned license and subscription services revenue, has increased by $200,000 from September 30, 2009 to March 31, 2010 primarily due to an decrease in the number of Internet subscription customers converting their contracts from prepaid to monthly billing and to the timing of payments from Mobile license customers.
     We believe that important trends and challenges for our business include:
•	continuing to drive growth in our Internet and Mobile revenue, as we believe that these areas represent the greatest growth opportunities for our business in light of the decline in revenues from our legacy single page measurement services;

•	growing multiple page/broadband related revenue, such as Transaction Perspective and Application Perspective which increased for the first time in six quarters, without corresponding reductions in unit price, which showed signs of stabilizing in the recent quarter, in order to increase Internet revenues and margins, as growth in these services will be important to growing our Internet revenue;

•	maintaining and growing the overall size of our customer base to support the growth of our Internet and Mobile revenue;

•	continuing to control our expenses in fiscal 2010 to maintain and improve profitability, particularly because of the economic uncertainties that continue to exist in the current fiscal year; and

•	the challenges faced due to the current economic global downturn as this affects our customers’ ability to purchase our services through reduced budgets.
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
     Management believes that there have been no significant changes during the six months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2009 Annual Report on Form 10-K.
Results of Operations
     The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenue:
Subscription services	60.3%	58.0%	59.6%	56.8%
Ratable licenses	29.9	30.2	29.3	29.7
Professional services	9.8	11.8	11.1	13.5

Total net revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Costs of revenue:
Direct costs of subscription services	11.0	11.9	10.8	11.4
Direct costs of ratable licenses	8.9	8.4	8.6	7.8
Direct costs of professional services	7.0	7.6	7.0	7.9
Operations	10.0	11.5	9.5	11.0
Development	15.3	16.3	15.3	15.6
Amortization of intangible assets — software	2.2	1.5	1.8	1.4
Sales and marketing	33.0	32.3	31.8	31.1
General and administrative	13.1	13.0	12.9	13.4
Excess occupancy income	(1.6)	(1.3)	(1.5)	(1.2)
Amortization of intangible assets — other	0.8	1.3	0.8	1.3

Total costs and expenses	99.7	102.5	97.0	99.7

Income (loss) from operations	0.3	(2.5)	3.0	0.3
Interest income and other, net	0.8	1.9	0.6	2.6

Income (loss) before provision for income taxes	1.1	(0.6)	3.6	2.9
Provision for income taxes	(1.8)	(0.7)	(1.5)	(1.3)

Net income (loss)	(0.7)%	(1.3)%	2.1%	1.6%

Net Revenue

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Subscription services	$11,672	$11,341	3%	$23,881	$22,814	5%
Ratable licenses	5,791	5,915	(2)%	11,747	11,958	(2)%
Professional services	1,893	2,308	(18)%	4,437	5,429	(18)%

Total net revenue	$19,356	$19,564	(1)%	$40,065	$40,201	0%

     Subscription Services. Net revenue from subscription services increased by $331,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase in subscription services revenue for the three months ended March 31, 2010 was mainly attributable to increased sales of our mobile services of $502,000 and our multipage broadband subscription services of $108,000, offset by a decrease in our single-page device subscription services of $190,000 and in our WebEffective subscription services of $89,000.
     Net revenue from subscription services increased by $1.1 million for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. The increase in subscription services revenue for the six months ended March 31, 2010 was mainly attributable to mobile services of $1.1 million and increased sales of our multiple page/broadband subscription services of $461,000 , offset by a decrease in our single-page device subscription services of $281,000 and in our WebEffective subscription services of $180,000. The increase in our multiple page/broadband subscription services was due primarily to an increase in multi-quarter load testing subscription contracts.
     Ratable Licenses. Net revenue from ratable licenses decreased by $124,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Net revenue from ratable licenses decreased by $211,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. Ratable licenses revenue is generated by our SIGOS subsidiary located in Germany and denominated in Euros. As such, this revenue is also subject to foreign exchange fluctuation.
     Professional Services. Net revenue from professional services decreased by $415,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Net revenue from professional services decreased by $992,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. The decrease in professional services revenue for the three and six months ended March 31, 2010 was mainly attributable to our customers using fewer professional services personnel as they purchased more of our self-service load testing subscription services.

     Our business experiences seasonal fluctuations, primarily higher sales of our LoadPro services in the first quarter of each fiscal year due to customers preparing their web sites for the holiday buying season.
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Internet Subscriptions – Web Measurement
Application Perspective	X
Streaming Perspective	X
Transaction Perspective	X
Web Site Perspective	X
Internet Subscriptions — Other
Diagnostic Services	X
Enterprise Adapters	X
NetMechanic	X
Performance Scoreboard	X
Red Alert	X
Test Perspective	X
Financial Industry Scorecards	X
LoadPro	X
Voice Perspective	X
WebEffective	X
Internet Engagements
Professional Services			X
Financial Industry Scorecards			X
LoadPro			X
Voice Perspective			X
WebEffective			X
Mobile Test and Measurement:
Mobile Subscription
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS Global Roamer	X
Mobile Ratable Licences
SIGOS SITE		X
     The following table summarizes Internet and Mobile services net revenue:

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Internet Web Measurement Subscriptions	$6,593	$6,572	0%	$12,763	$13,781	(7)%
Internet Subscriptions Other	2,569	2,761	(7)%	6,234	5,216	20%
Internet Engagements	1,893	2,308	(18)%	4,437	5,429	(18)%

Total Internet net revenue	11,055	11,641	(5)%	23,434	24,426	(4)%

Mobile Subscription	2,510	2,008	25%	4,884	3,817	28%
Mobile Ratable Licenses	5,791	5,915	(2)%	11,747	11,958	(2)%

Total Mobile net revenue	8,301	7,923	5%	16,631	15,775	5%

Total net revenue	$19,356	$19,564	(1)%	$40,065	$40,201	0%

     Internet Revenue. Internet net revenue decreased by $586,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Internet net revenue represented 57% and 60% of total net revenue for the three months ended March 31, 2010 and 2009, respectively. The decrease in internet net revenue in absolute dollars for the three months ended March 31, 2010 was mainly attributable to a decrease in our single-page device subscription services of approximately $190,000, a decrease of $415,000 from our professional services engagements, and a decrease of $89,000 in our WebEffective subscription services, partially offset by an increase of our multiple page/broadband subscription services of approximately $108,000.
     Internet net revenue decreased by $992,000 for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Internet net revenue represented 58% and 61% of total net revenue for the six months ended March 31, 2010 and 2009, respectively. The decrease in internet net revenue in absolute dollars for the six months ended March 31, 2010 was mainly attributable to a decrease in our single-page device subscription services of approximately $281,000, a decrease of $992,000 from our professional services engagements, and a decrease of $180,000 in our WebEffective subscription services, partially offset by an increase of our multiple page/broadband subscription services of approximately $461,000.
     Mobile Revenue. Mobile revenue increased by $378,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Mobile net revenue represented 43% and 40% of total net revenue for the three months ended March 31, 2010 and 2009, respectively. Mobile revenue increased by $856,000 for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Mobile net revenue represented 42% and 39% of total net revenue for the six months ended March 31, 2010 and 2009, respectively. The increase is primarily attributable to an increase in the number of Global Roamer, Mobile Device Perspective and Mobile Application Perspective subscriptions.
     For the three months ended March 31, 2010 and 2009, no one single customer accounted for more than 10% of total net revenue. For the six months ended March 31, 2010 and 2009, no one single customer accounted for more than 10% of total net revenue .As of March 31, 2010, one customer accounted for 11% of total accounts receivable which we believe is fully collectible. As of September 30, 2009, one customer accounted for 10% of total accounts receivable, of which the entire amount has been collected. International sales were approximately 47% and 44% of total net revenue for the three months ended March 31, 2010 and 2009, respectively. International sales were approximately 46% and 43% of total net revenue for the six months ended March 31, 2010 and 2009, respectively.
Costs and Expenses
     Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Direct costs of subscription services	$2,129	$2,319	(8)%	$4,337	$4,575	(5)%
Direct costs of ratable licenses	$1,724	$1,639	5%	$3,452	$3,127	10%
Direct costs of professional services	$1,351	$1,495	(10)%	$2,818	$3,173	(11)%
     Direct Costs of Subscription Services. Direct costs of subscription services consist of connection fees to telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and mobile subscription services. Direct costs of subscription services decreased by $190,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2010 and represented 18% and 20% of subscription services net revenue for the three months ended March 31, 2010 and 2009, respectively. Direct costs of subscription services decreased by $238,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2010 and represented 18% and 20% of subscription services net revenue for the six months ended March 31, 2010 and 2009, respectively. The decreases were primarily due to lower provider connection fees and depreciation expense.
     Direct Costs of Ratable Licenses. Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs related to the sale of our SIGOS SITE systems. The cost of the test equipment as part of each new customer contract is expensed ratably over the same initial twelve to thirty-six month period as the ratable licenses revenue to which it is associated. Direct costs of ratable licenses increased by $85,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 and represented 30% and 28% of ratable licenses revenue for the three months ended March 31, 2010 and 2009, respectively. Direct costs of ratable licenses increased by $325,000 for the six months ended March 31,

2010 as compared to the six months ended March 31, 2009 and represented 29% and 26% of ratable licenses revenue for the six months ended March 31, 2010 and 2009, respectively. The increase in direct costs of ratable licenses is mainly attributable to increased personnel costs as a result of higher headcount to support new SITE contracts.
     Direct Costs of Professional Services. Direct costs of professional services consist of compensation expenses, including stock based compensation and other benefits, for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our CEM engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services decreased by $144,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, and represented 71% and 65% of professional services revenue for the three months ended March 31, 2010 and 2009, respectively. Direct costs of professional services decreased by $355,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009, and represented 64% and 58% of professional services revenue for the six months ended March 31, 2010 and 2009, respectively. The decreases in costs of professional services in absolute dollars for the six months ended March 31, 2010 were primarily due to lower personnel related costs associated with our domestic salary reductions implemented effective April 1, 2009 and panel and reward costs.
     Development

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Development	$2,971	$3,191	(7)%	$6,116	$6,274	(3)%
     Development expenses consist primarily of compensation, including stock based compensation and other benefits, and other costs incurred by our development personnel. Development expenses decreased by $220,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The decrease was primarily due to a $168,000 reduction of stock based compensation expense and a $87,000 decrease in personnel related costs associated with the domestic salary reductions implemented April 1, 2009, partially offset by an increase of $59,000 in consulting expenses.
     Development expenses decreased by $158,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. The decrease was primarily due to a decrease of $169,000 in our stock based compensation expense
     Operations

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Operations	$1,935	$2,248	(14)%	$3,826	$4,410	(13)%
     Operations expenses consist primarily of compensation, including stock based compensation and other benefits, for management and technical support personnel, who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses decreased by $313,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to a $118,000 reduction in stock based compensation expense, $79,000 of domestic salary reductions that were implemented April 1, 2009 and other cost containment measures, including repair and maintenance costs and internet connectivity costs. Our operations expenses decreased by $584,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. The decrease was primarily due to a $107,000 reduction in stock based compensation expense, the domestic salary reductions of $230,000 implemented April 1, 2009 and other cost containment measures.
     Sales and Marketing

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Sales and marketing	$6,376	$6,317	1%	$12,704	$12,497	2%

     Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock based compensation, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by $59,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to a $310,000 increase in advertising expenses, partially offset by a $293,000 reduction in stock based compensation expense. Our sales and marketing expenses increased by $207,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 primarily due to a $547,000 increase in advertising expenses and a $93,000 increase in consulting expenses, partially offset by a $293,000 reduction in stock based compensation expense and a $195,000 reduction in recruiting expenses.
     General and Administrative

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
General and administrative	$2,536	$2,551	(1)%	$5,178	$5,371	(4)%
     General and administrative expenses consist primarily of compensation, including stock based compensation and other benefits, professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses decreased by $15,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. General and administrative expenses decreased by $193,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. The decrease was due to an overall reduction of expenses as a result of our cost containment efforts, including the domestic salary reductions implemented April 1, 2009 and lower professional service fees.
     Excess Occupancy Income

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Rental income	$(672)	$(647)	4%	$(1,362)	$(1,274)	7%
Rental and other expenses	361	396	(9)%	743	803	(7)%

Excess occupancy income	$(311)	$(251)	24%	$(619)	$(471)	31%

     Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the three and six months ended March 31, 2010 and 2009. The increase was primarily due to an increase in the leased square footage.
     Amortization of Identifiable Intangible Assets

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Amortization of identifiable intangible assets — software	$435	$288	51%	$733	$576	27%
Amortization of identifiable intangible assets — other	156	263	(41)%	338	532	(36)%

Total amortization of identifiable intangible assets	$591	$551	7%	$1,071	$1,108	(3)%

     Amortization of intangible assets — software mainly relates to developed and purchased technology related to our mobile products and is reflected in direct costs of revenue in our condensed consolidated statements of operations. All other intangibles, including customer lists, are included in amortization of intangible assets — other and are reflected in operating expenses in our condensed consolidated statement of operations. Total amortization of identifiable intangible assets increased by $40,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. During the three months ended March 31, 2010, we began amortizing our FonJax intellectual property, purchased in fiscal 2008, resulting in a $142,000 increase in amortization expense. The increase is partially offset due to intangibles that are fully amortized at March 31, 2010 as compared to March 31, 2009. Total amortization of identifiable intangible assets decreased by $37,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.
     We annually review our identifiable intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The identifiable intangible assets will be fully amortized by fiscal 2013. At March 31, 2010, the type and remaining carrying amount of the identifiable intangible assets was as follows (in thousands):

Technology	Technology
Based –	Based –	Customer
Software	Other	Based	Trademark	Covenant	Backlog	Total
$3,859	$—	$579	$568	$13	$39	$5,058
Interest Income and Other Income, net

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Interest income	$117	$254	(54)%	$203	$587	(65)%
Other income, net	43	116	(63)%	50	456	(89)%

Interest income and other income, net	$160	$370	(57)%	$253	$1,043	(76)%

     Other income, net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income, net decreased $210,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Interest income decreased $137,000 for the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009, primarily due to lower interest rates on invested funds. Other income, net decreased $73,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to changes in foreign exchange rates.
     Interest income and other income, net decreased $790,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009. Interest income decreased $384,000 for the six months ended March 31, 2010 in comparison to the six months ended March 31, 2009, primarily due to lower interest rates on invested funds. Other income, net decreased $406,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009, primarily due to changes in foreign exchange rates.
Provision for Income Taxes

	For the three months ended March 31,			For the six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Provision for income taxes	$358	$132	171%	$598	$552	8%
     Our effective tax rate for the six months ended March 31, 2010 and 2009 was 42% and 47%, respectively. The rate for the six months ended March 31, 2010 and 2009 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, amortization of our prepaid tax asset, and the fact that a portion of the earnings are being taxed in the United States where we have a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, we are amortizing approximately $200,000 of prepaid tax per quarter recorded on the sale of intangible assets from our German entity to the United States entity. Excluding the amortization of prepaid tax, our effective tax rate would have been 15% and 28% for the six months ended March 31, 2010 and 2009, respectively.
Stock based Compensation Expense
     Stock based compensation expense, which is included in cost of revenue and operating expenses by category, was approximately $787,000 and $1.6 million for each of the three months ended March 31, 2010 and 2009, respectively. Stock based compensation expense decreased by $809,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.
     Stock based compensation expense, which is included in cost of revenue and operating expenses by category, was approximately $1.8 million and $2.6 million for each of the six months ended March 31, 2010 and 2009, respectively. Stock based compensation expense decreased by $847,000 for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.

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
     Stock based compensation under ASC 718 related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Direct costs of ratable licenses	$23	$27	$49	$24
Direct costs of professional services	66	214	177	326
Development	176	344	405	574
Operations	92	210	226	333
Sales and marketing	273	566	637	930
General and administrative	157	235	296	450

Total	$787	$1,596	$1,790	$2,637

Non-GAAP Financial Measures and Other Operational Data
     We also consider certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), including Non-GAAP net income, Non-GAAP earnings per share, Adjusted EBITDA, free cash flow and gross deferred revenues, and other operational data in managing and measuring the performance of our business. The Non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations.
     Non-GAAP Net Income and Non-GAAP Net Income Per Share. Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision for income taxes less cash taxes from on-going operations, stock based compensation expense and amortization of purchased intangibles. Non-GAAP earnings per share are calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
GAAP net income (loss)	$(144)	$(258)	$837	$628
Stock based compensation	787	1,596	1,790	2,637
Amortization of intangible assets — software	435	288	733	576
Amortization of intangible assets — other	156	263	338	532
Provision for income taxes	358	132	598	552
Cash taxes from on-going operations*	(118)	(305)	(282)	(455)

Non-GAAP net income	$1,474	$1,716	$4,014	$4,470

Weighted average diluted common shares outstanding:	14,880	14,332	14,825	14,330
Non-GAAP net income per share	$0.10	$0.12	$0.27	$0.31

*	Cash taxes from on-going operations for the three and six months ended March 31, 2009 excludes a onetime cash payment of $4.1 million related to an agreement to purchase certain intangible assets from our German subsidiary.

     Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest income, taxes, stock based compensation, depreciation, amortization and other income, net. In prior press releases, we defined this measure as EBITDA. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
GAAP net income (loss)	$(144)	$(258)	$837	$628
Stock based compensation	787	1,596	1,790	2,637
Amortization of intangible assets — software	435	288	733	576
Amortization of intangible assets — other	156	263	338	532
Depreciation	1,120	1,173	2,317	2,501
Provision for income taxes	358	132	598	552
Interest income and other income, net	(160)	(370)	(253)	(1,043)

Adjusted EBITDA	$2,552	$2,824	$6,360	$6,383

     Free Cash Flow. Free cash flow is defined as cash flow from operations less cash used for purchases of property, equipment and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow (in thousands):

	Six Months Ended
	March 31,
	2010	2009
Cash flow provided by operations	$1,654	$3,269
Purchases of property, equipment and software	(1,428)	(1,397)

Free cash flow	$226	$1,872

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

	March 31, 2010	September 30, 2009	March 31, 2009
Net deferred revenue	$15,494	$18,828	$21,331
Unpaid deferred revenue	7,009	3,475	5,514

Gross deferred revenue	$22,503	$22,303	$26,845

     Other Operational Data. The following table provides certain other operational data that management uses to manage and measure our performance:

	March 31, 2010	March 31, 2009
Worldwide customers	2,800	2,800
Quarterly internet web measurement subscription net revenue (in thousands)	$6,593	$6,572
Average monthly internet pages measured	20,800	16,400
Average monthly revenue per internet page*	$106	$134

*	Average monthly revenue per internet page is calculated as: (quarterly internet web measurement subscription net revenue/3 mos)/ average monthly internet pages measured. Internet web measurement subscription net revenue consists of our Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective subscription services.
     While the total number of customers has remained relatively constant at March 31, 2010 as compared to March 31, 2009 due to our sales and marketing efforts to replace lost customers with new customers, our total number of internet pages measured has increased as the complexity of our customers’ websites continue to increase and they rely on our measurements to monitor their website performance. However, at the same time, our average monthly revenue per internet page has decreased due to a decline in our average price per internet page measured as a result of the recent economic environment and other competitive pressures. If we cannot increase or maintain our revenue per internet page measured which stabilized in the second quarter of 2010 after several quarters of decline, we will need to further increase our customer base and/or number of internet pages measured to grow our subscription revenue.

Liquidity and Capital Resources

	March 31,	September 30,
	2010	2009
	(In thousands)
Cash, cash equivalents and short-term investments	$56,181	$57,968
Accounts receivable, net	$8,119	$6,403
Working capital	$48,001	$44,749
Days sales outstanding (DSO) for the three months ended (a)	38	30

(a)	DSO is calculated as: (ending accounts receivable, net / total net revenue for the three months period) multiplied by number of days in the period
     Days sales outstanding increased by 8 days, from September 30, 2009 to March 31, 2010, primarily due to one customer that represented 11% of accounts receivable at March 31, 2010, which management believes is fully collectible.

	Six Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash provided by operating activities	$1,654	$3,269
Cash used in investing activities	$(23,729)	$(5,122)
Cash (used in) provided by financing activities	$(234)	$1,418
Cash, cash equivalents and short-term investments
     At March 31, 2010, we had approximately $27.8 million in cash and cash equivalents and approximately $28.3 million in short-term investments, for a total of approximately $56.2 million. Cash and cash equivalents consist of highly-liquid investments held at major banks, money market funds and fixed- term deposits with original maturities of three months or less. Short-term investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with a Moody’s ratings of A2 or better. As of March 31, 2010, approximately $38.1 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments were held in foreign countries by our subsidiaries, which, if distributed to the United States in the form of dividends or otherwise, would be subject to United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
Cash provided by operating activities
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments. Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period, ranging from one to twelve months, or monthly during the life of the subscription period. Payments from our ratable licenses customers are generally collected at delivery or acceptance of the SIGOS SITE system. Payments from our professional services customers are collected either at the end of the monthly service period or as milestones are completed. Our primary use of cash from operating activities are for personnel related expenditures, measurement and data collection infrastructure costs, professional fees, insurance, regulatory compliance and other expenses associated with operating our business.
     For the six months ended March 31, 2010, net cash provided by our operating activities was $1.7 million. Net cash provided was mainly due to net income of $837,000, increased by $5.7 million for non-cash adjustments and decreased by $4.9 million for the net change in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization, stock-based compensation and bad debt and billing reserves. The change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $2.6 million due to the timing of receipts from customers that affect deferred revenue, an increase in accounts receivable of $2.2 million, and an increase of prepaids, deferred costs and other assets of $603,000, partially offset by an increase in accounts payable and accrued expenses of $800,000.

Cash used in investing activities
     The change in cash flows from investing activities primarily consists of purchases of property, equipment and software to support our growth and infrastructure and maturities and purchases of investments. For the six months ended March 31, 2010, net cash used by our investing activities was approximately $23.7 million. We paid approximately $26.6 million for the purchase of short-term investments and received approximately $4.3 million from maturities and sales of short-term investments. We also utilized $1.4 million to purchase property, equipment, and software primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash used in financing activities
     The change in cash flows from financing activities primarily relate to payments made for dividends declared and proceeds received from the issuance of common stock associated with our equity incentive plan and employee stock purchase plan. For the six months ended March 31, 2010, net cash used in our financing activities was $234,000, which was primarily due to the payment of cash dividends in the amount of $1.5 million, partially offset by proceeds from the issuance of common stock associated with our equity incentive plan and employee stock purchase plan of $1.2 million.
Commitments
     As of March 31, 2010, our principal commitments consisted of approximately $3.0 million in real property operating leases and equipment capital and operating leases. These leases expire at various times through October 2017. Additionally, we had $1.8 million of contingent commitments, with a remaining term of between one to twenty-three months, to bandwidth and collocation providers, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth.
     As of March 31, 2010, we have outstanding guarantees totaling $134,000 to customers and vendors of one of our foreign subsidiaries. The guarantees can only be executed upon agreement by both the customer or vendor and us. At March 31, 2010, the guarantees are secured by a $1.4 million unsecured line of credit.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Interest Rate Sensitivity. Our interest income is sensitive to changes in the general level of interest rates, particularly because most of our short-term investments are invested in short-term debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from their current levels, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $41,000 on an annualized basis.
     Foreign Currency Fluctuations. A majority of our revenue and expenses are transacted in United States dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Revenues derived from customers outside of the United States, which are billed in United States dollars, are typically collected in foreign currencies. Revenues derived from customers outside of the United States, which are billed from our Nuremberg, Germany office are typically billed in Euros. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains included in “Other income, net” in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $44,000 and $121,000 for the three months ended March 31, 2010 and 2009, respectively. Net foreign exchange transaction gains totaled $50,000 and $430,000 for the six months ended March 31, 2010 and 2009, respectively.
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
Changes in Internal Control Over Financial Reporting
     Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting”, which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on June 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Briefing on the appeal was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit. No amount has been accrued as of March 31, 2010 and September 30, 2009 since management believes that our liability, if any, is not probable and cannot be reasonably estimated.
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
     Our results of operations could vary significantly from quarter to quarter. If revenue or other financial results fall below ours or analyst expectations, we may not be able to increase our revenue or reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	Fluctuations of foreign exchange rates;

•	The rate of new and renewed subscriptions for our services, particularly large customers;

•	The effect of the global economic downturn on customers and partners;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of web sites we measure and the scope of services we offer our existing customers in a particular quarter;

•	The timing and service period of orders received during a quarter, especially from new customers;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as some of our Internet services;

•	The level of sales of our Mobile products and services and the timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because of its dependence on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	The timing and amount of operating costs, including unforeseen or unplanned operating expenses, sales and marketing investments, and capital expenditures;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions.

•	Seasonal factors, such as our LoadPro services, which are typically higher in our first fiscal quarter due to customers preparing their web sites for the holiday buying season.

•	The cost associated with and the integration of future acquisitions or divestures;

•	Future accounting pronouncements and changes in accounting policies; and

•	Future macroeconomic conditions in our domestic and international markets, as well as the level of discretionary IT spending generally.
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
     International sales in dollars were approximately 46% and 43% of our total net revenue for the six months ended March 31, 2010 and 2009, respectively. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
•	currency exchange rate fluctuations, primarily the Euro;

•	seasonal fluctuations in purchasing patterns;

•	unexpected changes in regulatory requirements;

•	maintaining and servicing computer hardware in distant locations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws;

•	reduced protection for intellectual property rights in some countries; and

•	political or economic instability, war or terrorism in the countries where we are doing business.
     The Internet may not be used as widely in other countries and the adoption of e-business may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our services to customers in markets outside the United States.
We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.
     While we were profitable in fiscal 2009 and the six months ended March 31, 2010, we incurred net losses in fiscal 2008, fiscal 2007 and in other prior fiscal years. As of March 31, 2010, we had an accumulated deficit of approximately $139 million. If we are not able to increase our revenues, it may be difficult to sustain profitability in light of current economic conditions. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2010, we had approximately $5.1 million of net identifiable intangible assets and approximately $62.8 million of goodwill. We have in the past and may in the future, incur impairment charges in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense, in accordance with Accounting Standards Codification (“ASC”) 718 (formerly referenced as SFAS No. 123R, Share-Based Payment), the cost of stock-based awards. As a result of these and other conditions, we may not be able to sustain profitability in the future.
The success of our business depends on maintaining a large customer base, either by customers renewing their subscriptions for our services and purchasing additional services or by obtaining new customers.
     To maintain and grow our revenue, we must maintain or increase the overall size of our customer base, either through maintaining high customer renewal rates, obtaining new customers for our services, and/or selling additional services to existing customers. Our customers have no obligation to renew our services after the contract term and, therefore, they could cease using our services at any time. In addition, customers that renew may contract for fewer services or at lower prices. Further, our customers may reduce their use of our services during the term of their subscription or purchase lower levels of service. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. The size of our customer base and prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

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
     Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to reduce spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in consumer demand could have a variety of negative effects on our customers’ demand for our products. Other factors that could influence demand include labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior including recent economic events in Europe. These and other economic factors could have a material adverse effect on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, real estate values across the United States have been adversely affected by the global economic downturn and tighter credit conditions, and we cannot assure you that the value of our building will not be adversely affected by these conditions.
If our Mobile services decline, we may not be able to grow our revenue and our results of operations will be harmed.
     Revenue from our Mobile services has increased from approximately $15.8 million for the six months ended March 31, 2009 to approximately $16.6 million for the six months ended March 31, 2010. We cannot assure you that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to, the market for mobile services is an emerging market and, therefore, the level of demand for these services is difficult to predict; currency rate fluctuations; adverse global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile services.
A limited number of customers account for a significant portion of our revenue, and the loss of a major customer could harm our operating results.
     Our ten largest customers accounted for approximately 34% and 36% of our total net revenue for the six months ended March 31, 2010 and 2009, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.
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
     Professional services revenue represented approximately 11% and 14% of total net revenue for the six months ended March 31, 2010 and 2009, respectively. We will need to successfully market these services in order to increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to twelve-month period and, therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot increase our professional services revenue.

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
     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and Coremetrics, and free services that measure web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA-Unicenter, HP-Openview, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, may decide to offer services similar to ours. While we have relationships with some of these companies, they could choose to develop services similar to ours or to offer our competitors’ services. We face competition for our mobile services from companies such as Argogroup (acquired by Ascom), Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.
     In the future, we intend to expand our service offerings and continue to measure and manage the performance of emerging technologies which could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.
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
     The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have approximately 14.7 million shares outstanding at March 31, 2010, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.
     We had $62.8 million of goodwill recorded on our condensed consolidated balance sheet as of March 31, 2010. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. At September 30th of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.
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
     Our measurement computers and mobile devices that we use to provide many of our services are located at facilities that are not owned by our customers or us. Instead, these devices are installed at locations near various worldwide Internet access points. We do not own or operate the facilities, and we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to maintain relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or being acquired. In addition, if our measurement computers and mobile devices cease to function properly, we may not be able to repair or service these computers on a timely basis, as we may not have immediate access to our measurement computers and measurement devices. Should performance problems arise, our ability to collect data in a timely manner could be impaired if we are unable to quickly maintain and repair our computers and devices.
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
Item 4. (Reserved)
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 6th day of May 2010.

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