Form 10-Q
period 2010-06-30
KEYNOTE SYSTEMS INC
filed 2010-08-06
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 4, 2010
Common Stock, $.001 par value	14,931,559 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$23,480	$51,383
Short-term investments	36,883	6,585

Total cash, cash equivalents and short-term investments	60,363	57,968
Accounts receivable, less allowance for doubtful accounts of $5 and $112, respectively, and less billing reserve of $399 and $150, respectively	8,347	6,403
Prepaids, deferred costs and other current assets	3,625	3,517
Inventories	1,232	1,222
Deferred tax assets	2,631	2,913

Total current assets	76,198	72,023
Deferred costs and other long-term assets	1,848	3,024
Property, equipment and software, net	33,850	34,778
Goodwill	59,069	66,078
Identifiable intangible assets, net	4,356	6,255
Long-term deferred tax assets	227	61

Total assets	$175,548	$182,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,319	$1,147
Accrued expenses	8,393	8,466
Deferred revenue	16,748	17,661

Total current liabilities	26,460	27,274
Deferred rent and other long-term liabilities	3,394	3,344
Long-term deferred revenue	1,712	1,167
Long-term deferred tax liability	457	414

Total liabilities	32,023	32,199

Commitments and contingencies (see Note 14)
Stockholders’ equity:
Common stock	15	14
Additional paid-in capital	286,054	282,653
Accumulated deficit	(139,092)	(139,614)
Accumulated other comprehensive income (loss)	(3,452)	6,967

Total stockholders’ equity	143,525	150,020

Total liabilities and stockholders’ equity	$175,548	$182,219

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue:
Subscription services	$11,950	$11,455	$35,831	$34,269
Ratable licenses	5,159	6,390	16,906	18,348
Professional services	2,164	2,324	6,601	7,753

Total net revenue	19,273	20,169	59,338	60,370
Costs and expenses:
Costs of revenue:
Direct costs of subscription services	2,109	2,098	6,446	6,673
Direct costs of ratable licenses	1,677	1,424	5,129	4,551
Direct costs of professional services	1,457	1,293	4,275	4,466
Development	2,968	2,863	9,084	9,137
Operations	1,935	1,943	5,761	6,353
Amortization of intangible assets — software	433	290	1,166	866

Total costs of revenue	10,579	9,911	31,861	32,046
Sales and marketing	6,296	5,665	19,000	18,162
General and administrative	2,652	2,346	7,830	7,717
Excess occupancy income	(323)	(258)	(942)	(729)
Amortization of intangible assets — other	146	259	484	791

Total costs and expenses	19,350	17,923	58,233	57,987

Income (loss) from operations	(77)	2,246	1,105	2,383
Interest income	96	157	299	744
Other income (expense), net	(143)	(53)	(93)	403

Income (loss) before provision for income taxes	(124)	2,350	1,311	3,530
Provision for income taxes	(191)	(258)	(789)	(810)

Net income (loss)	$(315)	$2,092	$522	$2,720

Net income (loss) per share:
Basic	$(0.02)	$0.15	$0.04	$0.19

Diluted	$(0.02)	$0.15	$0.04	$0.19

Shares used in computing basic and diluted net income (loss) per share:
Basic	14,799	14,378	14,640	14,274
Diluted	14,799	14,403	14,905	14,321

Cash dividends declared per common share	$0.05	$—	$0.15	$—
See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$522	$2,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,381	3,864
Stock-based compensation	2,547	3,400
Amortization of identifiable intangible assets	1,650	1,657
Amortization of prepaid tax asset	542	326
Charges to bad debt and billing reserves	218	254
Amortization of debt investment premium	500	3
Deferred tax provision (benefit)	(313)	40
Collection of tax credit receivable within deferred tax assets	—	489
Loss on disposal of equipment	8	—
Changes in operating assets and liabilities:
Accounts receivable	(2,827)	907
Inventories	(252)	198
Prepaids, deferred costs and other assets	(131)	(1,442)
Accounts payable and accrued expenses	481	(6,441)
Deferred revenue	1,600	1,445

Net cash provided by operating activities	7,926	7,420

Cash flows from investing activities:
Purchases of short-term investments	(45,791)	(15,918)
Maturities and sales of short-term investments	14,062	12,364
Purchases of property, equipment and software	(2,389)	(2,596)
Payment of acquisition costs for Zandan S.A.	—	(170)

Net cash used in investing activities	(34,118)	(6,320)

Cash flows from financing activities:
Repayment of capital lease obligation	(14)	(12)
Repayment of notes payable	—	(248)
Proceeds from issuance of common stock and exercise of stock options	2,993	2,282
Cash dividends declared and paid	(2,201)	—

Net cash provided by financing activities	778	2,022

Effect of exchange rate changes on cash and cash equivalents	(2,489)	(388)

Net change in cash and cash equivalents	(27,903)	2,734
Cash and cash equivalents at beginning of the period	51,383	42,546

Cash and cash equivalents at end of the period	$23,480	$45,280

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$339	$4,276
Noncash operating and investing activities:
Exercise of non-employee stock options	$81	$—
Acquisition of property, equipment and software on account	$307	$23
See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Keynote Systems, Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the results of operations and cash flows for the interim periods ended June 30, 2010 and 2009.
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
     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, inventories and inventory valuation, allocation of purchase price for business combinations, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair values of options granted under the Company’s stock-based compensation plans and valuation allowances for deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements. Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation, including classifying the current portion of capital lease obligation in accrued expenses (see Note 7 and Note 15).
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
     In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll-forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll-forward activities for Level 3 fair value measurements, which will become effective for its reporting period beginning July 1, 2011. Adoption of this new guidance had no impact on the Company’s condensed consolidated financial position, results of operations and cash flows.
     During the first quarter of 2009, the Company adopted FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued supplemental guidance that delays the effective date of this new fair value accounting standard to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which the Company adopted in the first quarter of 2010. Adoption of this supplemental guidance to the accounting standard had no material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

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
Recently Issued Accounting Pronouncements
     In September 2009, the FASB amended the ASC as summarized in ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments to the ASC, which will be adopted on the first day of fiscal 2011, on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its financial statements of its adoption or determine the timing and method of its adoption.
Stock Based Compensation
     (a) Summary of Plans
     As of June 30, 2010, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors, and consultants, including nonqualified and incentive stock options, restricted stock units (“RSUs”), and stock bonuses. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full three years from the date of grant. As of June 30, 2010, options to purchase approximately 4.3 million shares and approximately 430,000 RSUs were outstanding under the Incentive Plan. Approximately 1.2 million shares were available for future issuance under the Incentive Plan as of June 30, 2010.
     As of June 30, 2010, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under its 1999 Employee Stock Purchase Plan (“Purchase Plan”). Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of June 30, 2010, approximately 1.2 million shares had been issued under the Purchase Plan, and approximately 210,000 shares remain for future issuance.
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
     There were approximately 37,000 RSUs cancelled due to departures during the nine months ended June 30, 2010. Approximately 430,000 and 470,000 RSUs were outstanding at June 30, 2010 and September 30, 2009, respectively, with a weighted average grant date fair value of $9.06 and $8.88 per unit, respectively.
     As of June 30, 2010, there was approximately $2.0 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 2.0 years.
     (c) Stock Options
     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Weighted-average assumptions for options granted under the Incentive Plan are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Volatility	—	46.8%	—	42.9%
Risk free interest rate	—	1.9%	—	2.2%
Expected life (in years)	—	4.5	—	4.5
Dividend yield	—	—	—	—
     A summary of option activity for the nine months ended June 30, 2010 is presented below (in thousands except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at September 30, 2009	4,802	$11.65	5.8	$820
Granted	—	—
Exercised	(269)	8.96
Forfeited or canceled	(61)	12.44
Expired	(193)	13.70

Outstanding at June 30, 2010	4,279	$11.72	4.9	$376

Vested and expected to vest at June 30, 2010	4,225	$11.72	4.9	$373
Exercisable at June 30, 2010	3,757	$11.68	4.6	$355
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on June 30, 2010. The aggregate intrinsic value of options exercised during the three and nine months ended June 30, 2010 was approximately $558,000 and $604,000, respectively.
     As of June 30, 2010, there was approximately $1.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that are expected to be recognized over a weighted average period of 1.4 years.
     (d) Employee Stock Purchase Plan
     The Company’s Purchase Plan provides for twenty-four month offering periods with four six-month purchase periods. The six-month purchase periods end on the earlier of January 31st and July 31st of each year or the last business day prior to those dates. The fair value of each stock purchase right is estimated on the first day of the offering period using the Black-Scholes option pricing model. Weighted-average assumptions for stock purchase rights under the Purchase Plan are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Volatility	64.8%	58.4%	63.6%	53.4%
Risk free interest rate	0.5%	0.6%	0.6%	1.2%
Expected life (in years)	1.25	1.25	1.25	1.25
Dividend yield	0.1%	—	—	—

     (e) Stock based Compensation Expense
     Stock based compensation under ASC 718, Compensation – Stock Compensation, related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Direct costs of ratable licenses	$12	$27	$61	$51
Direct costs of professional services	81	65	258	391
Development	199	171	604	745
Operations	102	91	328	424
Sales and marketing	299	285	936	1,216
General and administrative	64	123	360	573

Total	$757	$762	$2,547	$3,400

     For the nine months ended June 30, 2009, stock-based compensation expense included a $601,000 expense related to the cancellation in March 2009 of the Company’s Chief Executive Officer’s option to purchase 400,000 shares of its common stock at $14.99 per share, which was approximately 67% vested at the date of cancellation. Another option granted to the Company’s Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No expense was recorded for this cancellation given that the option was fully vested at the date of the cancellation.
Excess Occupancy Income
     Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% for the three and nine months ended June 30, 2010 and 2009. Rental income was approximately $695,000 and $652,000 for the three months ended June 30, 2010 and 2009, respectively. Rental income was approximately $2.1 million and $1.9 million for the nine months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company had leased space to 12 tenants, of which 11 had noncancellable operating leases, which expire on various dates through 2014. At June 30, 2010 future minimum rents receivable under the leases, are as follows (in thousands):

Total
Fiscal years:
2010 (remaining three months)	$672
2011	2,599
2012	1,823
2013	430
2014	89
Thereafter	—

Total future minimum rents receivable	$5,613

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
     The Company has entered into multiple element arrangements where sufficient objective evidence of fair value does not exist for the allocation of revenue. As a result, the elements within its subscription arrangements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for fees received under subscription arrangements as a single unit of accounting and recognizes the entire arrangement fee as revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.
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
     Ratable Licenses Revenue: Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and consulting services associated with Keynote SIGOS System Integrated Test Environment (“SITE”). The Company frequently enters into multiple element arrangements with mobile customers for the sale of its automated test equipment, including software licenses, hardware, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and minor other consulting services. These multiple element arrangements are within the scope of ASC 985-605-15 and ASC 985-605-15-3 (formerly referenced as Statement of Position No. 97-2, Software Revenue Recognition and EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, respectively). This determination is based on the hardware component of the Company’s multiple element arrangements being deemed to include a software related element. In addition, customers do not purchase the hardware without also purchasing the software. In other words, the software and hardware are sold together as a package, with payments due from customers upon delivery.
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

(3) Other Comprehensive Income (Loss) and Foreign Currency Translation
     The Company reports comprehensive income (loss) in accordance with the provisions of ASC 220 (formerly referenced as SFAS No. 130, Reporting Comprehensive Income), which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company’s subsidiaries located in Germany, the Netherlands and France have a functional currency other than the United States dollar. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the condensed consolidated statements of operations as incurred and were approximately ($143,000) and ($51,000) for the three months ended June 30, 2010 and 2009, respectively. Gains (losses) from foreign currency transactions were ($93,000) and $379,000 for the nine months ended June 30, 2010 and 2009, respectively.
     The components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(315)	$2,092	$522	$2,720
Net unrealized gain (loss) on available-for-sale investments	(6)	1	(39)	13
Foreign currency translation gain (loss)	(5,473)	3,518	(10,379)	(465)

Other comprehensive income (loss)	$(5,794)	$5,611	$(9,896)	$2,268

     The Company did not record deferred taxes on unrealized losses on its investments due to the full valuation allowance on deferred tax assets in the United States. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.
(4) Financial Instruments and Concentration of Risk
     The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair market value due to their short-term nature. Under ASC 820, Fair Value Measurements and Disclosures, the Company presents its short-term investments at fair market value (see Note 6). Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.
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
     In addition to the allowance for doubtful accounts, the Company maintains a billing reserve that represents the reserve for potential billing adjustments and which is recorded as a reduction of revenue. The Company’s billing reserve is calculated as a percentage of revenue based on historical trends and experience.
     The allowance for doubtful accounts and billing reserve represent management’s best estimate as of the balance sheet dates, but changes in circumstances, including unforeseen declines in market conditions, actual collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.

     For the three and nine months ended June 30, 2010 and 2009 no single customer accounted for 10% or more of total net revenue. As of June 30, 2010, no customer accounted for more than 10% of total net accounts receivable. As of September 30, 2009, one customer accounted for more than 10% of total net accounts receivable, of which the entire amount has been collected.
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
     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of June 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$15,470	$—	$—	$15,470
Money market funds	8,010	—	—	8,010

Total cash and cash equivalents	$23,480	$—	$—	$23,480

Fixed-term deposits	$8,560	$—	$—	$8,560
Treasuries and agencies	4,604	2	—	4,606
Municipal and corporate bonds	23,758	11	(52)	23,717

Total short-term investments	$36,922	$13	$(52)	$36,883

     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of September 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$20,492	$—	$—	$20,492
Money market funds	30,891	—	—	30,891

Total cash and cash equivalents	$51,383	$—	$—	$51,383

Fixed-term deposits	$6,585	$—	$—	$6,585

Total short-term investments	$6,585	$—	$—	$6,585

     The Company utilized the guidance and procedures in ASC 820-10 and ASC 820-10-15 to determine the fair value of financial instruments. The Company determined that the gross unrealized loss on investments represents a temporary impairment based on the guidance in ASC 320-10-35-18 through 35-34E, Investments—Debt and Equity Securities, Recognition and Measurement, Impairment. ASC 320-10-35-33A through 35-33I provide three conditions for evaluating whether an impairment of a debt security is other than temporary each reporting period:
•	If management intends to sell an impaired debt security, the impairment is considered other than temporary. If the entity does not intend to sell the impaired debt security, it must still assess whether it is more likely than not that it will be required to sell the security.

•	If management determines that it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis of the security, the impairment is considered other than temporary.

•	If management determines that it does not intend to sell an impaired debt security and, that it is not more likely than not that it will be required to sell such a security before recovery of the security’s amortized cost basis, the entity must assess whether it expects to recover the entire amortized cost basis of the security.
     The Company has the intent and ability to hold these securities until their value recovers, and have not sold any at a loss.
     Contractual maturities of available-for-sale securities at June 30, 2010 were as follows (in thousands):

		Estimated
	Cost	Fair Value
Due in less than one year	$23,400	$23,371
Due in more than one year and less than two years	13,522	13,512

Total	$36,922	$36,883

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
     The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•	Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
     The following table presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents:
Money market funds	$8,010	$—	$—	$8,010
Short-term investments:
Fixed- term deposits	—	8,560	—	8,560
Municipal and corporate bonds	23,717	—	—	23,717
Treasuries and agencies	4,606	—	—	4,606

Total assets measured at fair value	$36,333	$8,560	$—	$44,893

     Fixed-term deposits are valued at cost, which approximates fair value as of June 30, 2010.

(7) Consolidated Financial Statement Details
Prepaids, Deferred Costs and Other Current Assets

	June 30, 2010	September 30, 2009
Prepaid expenses	$1,621	$1,554
Deferred costs of revenue	838	580
Income tax receivable	695	971
Security deposits, advances, and interest receivable	361	43
Other assets	110	369

Total	$3,625	$3,517

Property, equipment and software

	June 30, 2010	September 30, 2009
Land	$14,150	$14,150
Computer equipment and software	31,239	29,551
Building	21,908	21,875
Furniture and fixtures	2,105	2,169
Leasehold and building improvements	1,110	1,179
Construction in progress	630	383

	71,142	69,307
Less accumulated depreciation and amortization	(37,292)	(34,529)

Total	$33,850	$34,778

Deferred Costs and Other Long-Term Assets

	June 30, 2010	September 30, 2009
Prepaid tax asset	$944	$1,710
Deferred costs of revenue	251	421
Tenant rent receivable	197	280
Deposits	235	264
Prepaid expenses	221	349

Total	$1,848	$3,024

Accrued Expenses

	June 30, 2010	September 30, 2009
Accrued employee compensation	$3,828	$4,417
Accrued audit and professional fees	1,000	429
Income and other taxes	864	844
Other accrued expenses*	2,701	2,776

Total	$8,393	$8,466

*  The current portion of capital lease obligation has been included in other accrued expenses. Additionally, certain amounts in other accrued expenses at September 30, 2009 have been reclassified to the other components of accrued expenses to correct their classification.
(8) Inventories
     Inventories primarily relate to direct costs associated with SIGOS SITE systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of the Company’s products, competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses in the period that management identifies the adjustment. Inventories related to SIGOS SITE systems were approximately $1.2 million as of June 30, 2010 and September 30, 2009.

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
     During the quarter ended June 30, 2010, the Company concluded that there were no triggering events which would require a formal impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and cash flows during the period. The Company is continuing to monitor its economic situation and the need to perform an impairment analysis in light of recent macro-economic indications in the equity markets as well as recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis under ASC 350-20, Goodwill and Other Intangible Assets, (formerly referenced as SFAS No. 142), to determine if an impairment charge should be recorded to write down goodwill to its fair value. If the results of any impairment testing indicate that a write down of goodwill is necessary, such charge could be significant and, accordingly, could have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.
     The following table presents the changes in goodwill during the nine months ended June 30, 2010 (in thousands):

Balance at September 30, 2009	$66,078
Translation adjustments	(7,009)

Balance at June 30, 2010	$59,069

     The components of identifiable intangible assets are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of June 30, 2010:
Gross carrying value	$7,756	$11,845	$7,930	$1,347	$34	$103	$29,015
Accumulated amortization	(4,413)	(11,845)	(7,454)	(853)	(23)	(71)	(24,659)

Net carrying value	$3,343	$—	$476	$494	$11	$32	$4,356

As of September 30, 2009:
Gross carrying value	$8,125	$11,845	$8,190	$1,407	$40	$121	$29,728
Accumulated amortization	(3,422)	(11,834)	(7,391)	(733)	(23)	(70)	(23,473)

Net carrying value	$4,703	$11	$799	$674	$17	$51	$6,255

     Amortization of developed technology related to software was recorded to costs of revenue. Amortization of all other identifiable intangible assets was recorded to operating expenses. The following table presents amortization of identifiable intangible assets for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Amortization of intangible assets — software	$433	$290	$1,166	$866
Amortization of intangible assets — other	146	259	484	791

Total amortization of intangible assets	$579	$549	$1,650	$1,657

     The estimated future amortization expense for existing identifiable intangible assets as of June 30, 2010 is as follows (in thousands):

Total
Fiscal years:
2010 (remaining three months)	$555
2011	2,192
2012	1,324
2013	285

Total	$4,356

Weighted-average remaining useful life as of June 30, 2010 (years)	2.5

(10)	Lease Abandonment Accrual
     The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $635,000 related to its discontinuance of this facility. The changes in the lease abandonment liability, for the nine months ended June 30, 2010, are as follows (in thousands):

Lease abandonment liability, September 30, 2009	$696
Lease payments to lessor	(200)
Sublease proceeds	58
Payment of lease termination costs	(63)

Lease abandonment liability, June 30, 2010	$491

(11)	Net Income (Loss) Per Share
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
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(315)	$2,092	$522	$2,720

Denominator:
Weighted average shares outstanding	14,799	14,378	14,640	14,274
Effect of dilutive stock options, RSUs and employee stock purchase rights	—	25	265	47

Denominator for diluted net income (loss) per share	14,799	14,403	14,905	14,321

Basic and diluted net income (loss) per share	$(0.02)	$0.15	$0.04	$0.19

     Potentially dilutive securities representing 3.8 million shares of common stock for the three months ended June 30, 2010 were excluded from the computation of diluted net loss per share since they were considered antidilutive due to the net loss the Company experienced during the period. Potentially dilutive securities representing 4.6 million shares of common stock for the three months ended June 30, 2009 were excluded from the computation of diluted net income per share since their effect would be anti-dilutive, as their exercise price was greater than the average market price of the common stock. Potentially dilutive securities representing 4.0 million and 5.0 million shares of common stock for the nine months ended June 30, 2010 and 2009, respectively, were excluded from the computation of diluted net income per share since their effect would be anti-dilutive, as their exercise price was greater in each of those periods than the average market price of the common stock.
(12) Stockholders’ Equity
Dividends
     During the nine months ended June 30, 2010, the Company paid the following cash dividends:

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
December 1, 2009	December 15, 2009	$0.05	$727,000
March 1, 2010	March 15, 2010	$0.05	$731,000
June 1, 2010	June 15, 2010	$0.05	$743,000
(13) Income Taxes
     The Company’s effective tax rate for the three months ended June 30, 2010 and 2009 was (154)% and 11%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2010 and 2009 was 60% and 23%, respectively. The rate for the three and nine months ended June 30, 2010 and 2009 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, the Company is also amortizing approximately $200,000 of prepaid tax per quarter recorded on the sale of intangible assets from its German entity to the United States entity. Excluding the amortization of prepaid tax, the Company’s effective tax rate would have been (34)% and 6% for the three months ended June 30, 2010 and 2009, respectively. Excluding the amortization of this prepaid tax, the Company’s effective tax rate would have been 20% and 13% for the nine months ended June 30, 2010 and 2009, respectively.
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
     The Company has adopted the provisions of ASC 740-10 (formerly referenced as FASB’s Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109). As of June 30, 2010, the total amount of gross unrecognized benefits was $7.1 million. Included in this balance was approximately $2.6 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The gross unrecognized tax benefits increased by $34,000 during the three months ended June 30, 2010.

     It is possible that the amount of liability for unrecognized tax benefits may change within the next three months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next three months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were insignificant for the three and nine months ended June 30, 2010 and 2009.
     Although the Company files United States federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, Canada, the United Kingdom, the Netherlands and Germany. Tax years 1994 through 2008 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.
(14) Commitments and Contingencies
Leases
     The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through October 2017. As of June 30, 2010, future minimum payments under these operating and capital leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
Fiscal year:
2010 (remaining three months)	$242	$2
2011	761	—
2012	548	—
2013	450	—
2014	338	—
Thereafter	473	—

Total minimum lease payments (a)	$2,812	2

Less amounts representing interest		—

Present value of minimum lease payments		2
Less current portion of capital lease obligation		(2)

Long-term portion of capital lease obligation		$—

(a)	Future minimum lease payments exclude sublease proceeds of approximately $1.1 million.
     Rent expense for the three months ended June 30, 2010 and 2009 was approximately $236,000 and $303,000, respectively. Rent expense for the nine months ended June 30, 2010 and 2009 was approximately $723,000 and $937,000, respectively.
Commitments
     The Company had, as of June 30, 2010, $1.6 million of contingent commitments, which have a remaining term of between one to twenty-three months, to bandwidth and co-location providers, which commitments become due if the Company terminates any of these agreements prior to their expiration.
     As of June 30, 2010, the Company, through one of its foreign subsidiaries, has outstanding guarantees totaling $121,000 to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit of $1.2 million as of June 30, 2010.
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
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on June 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Briefing on the appeal was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit. No amount has been accrued as of June 30, 2010 and September 30, 2009 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.
     The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Warranties
     The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such warranties, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of June 30, 2010 or September 30, 2009, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.
Indemnification
     The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2010 and September 30, 2009 in the condensed consolidated balance sheets.
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Internet Subscriptions — Web Measurement
Application Perspective	X
Streaming Perspective	X
Transaction Perspective	X
Web Site Perspective	X
Internet Subscriptions — Other
Diagnostic Services	X
Enterprise Adapters	X
NetMechanic	X
Performance Scoreboard	X
Red Alert	X
Test Perspective	X
Financial Industry Scorecards	X
LoadPro	X
Voice Perspective	X
WebEffective	X
Internet Engagements
Professional Services			X
Financial Industry Scorecards			X
LoadPro			X
Voice Perspective			X
WebEffective			X
Mobile Test and Measurement:
Mobile Subscription
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS Global Roamer	X
Mobile Ratable Licences
SIGOS SITE		X
     The following table summarizes Internet and Mobile services net revenue (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Internet Subscriptions — Web Measurement	$6,584	$6,621	$19,347	$20,402
Internet Subscriptions — Other	2,648	2,782	8,882	7,998
Internet Engagements	2,164	2,324	6,601	7,753

Total Internet net revenue	11,396	11,727	34,830	36,153

Mobile Subscription	2,718	2,052	7,602	5,869
Mobile Ratable Licenses	5,159	6,390	16,906	18,348

Total Mobile net revenue	7,877	8,442	24,508	24,217

Total net revenue	$19,273	$20,169	$59,338	$60,370

     Internet Subscriptions – Web Measurement and Internet Subscriptions – Other were previously presented as one category, Internet Subscriptions.
     Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$10,818	$10,969	$32,386	$33,949
Europe*	5,401	6,623	17,995	18,962
Other**	3,054	2,577	8,957	7,459

Total net revenue	$19,273	$20,169	$59,338	$60,370

*	No individual country represents more than 10% of total net revenue for the three and nine months ended June 30, 2010 and for the nine months ended June 30, 2009. One individual country represents 10% of total net revenue for the three months ended June 30, 2009.

**	No individual country represents more than 10% of total net revenue.
     Information regarding geographic areas which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	June 30,	September 30,
	2010	2009
United States	$32,734	$33,685
Europe	1,116	1,093

Total	$33,850	$34,778

(16) Subsequent Events
     In July 2010, the Board of Directors approved the payment of a quarterly dividend of $0.05 per share to stockholders of record as of September 1, 2010. In the future, the Company intends to pay a similar dividend on a quarterly basis; however, its ability to continue to do so will be affected by its future results of operations, financial position, business and the various other factors that may affect its overall business.

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
     Our Internet solutions consist primarily of measurement services that are based on an extensive network of strategically-located measurement and testing computers running our proprietary software that measure online business performance from the viewpoint of a geographically dispersed user base. Our over 3,000 measurement computers and mobile devices are connected to over 240 major Internet backbone and last mile locations around the world via a sophisticated operations center for collecting, analyzing and disseminating web application response time and availability data, along with diagnostic tools to uncover the source of performance problems. Keynote’s “on demand” network infrastructure together with our consulting services, and in some cases, with Keynote-managed “private agent” appliances placed on a customer’s premises, provide our customers the ability to manage the technical performance of their online and mobile systems in real-time — 24 hours a day, 7 days a week. As of June 30, 2010, we had approximately 2,800 customers in over 80 countries for which we measured approximately 22,900 Internet pages, and managed 210 web and mobile private agent appliances. Subscription fees range from monthly to annual commitments, and vary based on the type of service selected, the number of pages, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements and any additional features ordered.
     We also offer Internet solutions consisting of custom engagements that combine our proprietary software technology with our consulting expertise to provide online businesses with research and actionable insight about their websites with respect to load and capacity problems, online customer satisfaction and usability issues, and industry/competitive comparisons and trends. We conduct load and capacity tests on our customer’s websites by driving web traffic generated by our load testing agent infrastructure, measuring performance under load and diagnosing capacity bottlenecks. We conduct online customer satisfaction and usability research using “private panels” recruited for specific customer projects. Through task-based testing, observation of natural customer behavior, online surveys and remote usability testing, Keynote consultants enable our customers to answer important questions regarding customer behavior. We perform online tests on multiple web sites within an industry and we create proprietary competitive studies that we market to our customers to help them improve their competitive position.
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
     For the three months ended June 30, 2010 and 2009, our 10 largest customers accounted for approximately 32% and 34% of total net revenue, respectively. For the nine months ended June 30, 2010 and 2009, our 10 largest customers accounted for approximately 33% of total net revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline if we are not able to otherwise replace their revenues either from selling additional services to or increased usage by existing customers or from obtaining new customers.
     Approximately 40% of our net revenue is invoiced in currencies other than the U.S. Dollar, primarily the Euro. Our results of operations are influenced by changes in foreign currency exchange rates. Increases or decreases in the value of the U.S. Dollar, compared to other currencies, will directly affect our reported results as we translate those currencies into U.S. Dollars at the end of each fiscal period.
     Our net income (loss) decreased from net income of $2.1 million for the three months ended June 30, 2009 to net loss of $315,000 for the three months ended June 30, 2010. The change was primarily attributable to lower ratable license revenue as a result of the weakening of the Euro and an increase in customers renewing maintenance on existing systems rather than purchasing new systems, higher sales and marketing expenses due to increased external marketing expenses to grow mobile revenues and higher general and administrative expenses due to increased professional fees.
     Our net income decreased by $2.2 million, or 81%, from net income of $2.7 million for the nine months June 30, 2009 to net income of $522,000 for the nine months ended June 30, 2010. The decrease was primarily attributable to increased sales and marketing expenses of $838,000 to grow mobile revenues and a decrease in interest and other income (expense), net of $941,000 due to the weakening of the Euro.
     Our gross deferred revenue, which is primarily unearned license and subscription services revenue, was $25.2 million at June 30, 2010, which increased by $2.9 million from September 30, 2009 primarily due to the timing of payments from Mobile license customers.
     We believe that important trends and challenges for our business include:
•	continuing to drive growth in our Internet and Mobile revenue, as we believe that these areas represent the greatest growth opportunities for our business in light of the decline in revenues from our legacy single page measurement services;

•	growing multiple page/broadband related revenue (such as Transaction Perspective and Application Perspective which remained stable after increasing in the second fiscal quarter) without corresponding reductions in unit price (which has showed signs of stabilizing in recent quarters) in order to increase Internet revenues and margins, as growth in these services will be important to growing our Internet revenue;

•	maintaining and growing the overall size of our customer base to support the growth of our Internet and Mobile revenue;

•	continuing to control our expenses in fiscal 2010 to maintain and improve profitability, particularly because of the economic uncertainties that continue to exist in the current fiscal year; and

•	the challenges faced due to the current economic global downturn as this affects our customers’ ability to purchase our services.
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
     Management believes that there have been no significant changes during the nine months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2009 Annual Report on Form 10-K.
Results of Operations
     The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue:
Subscription services	62.0%	56.8%	60.4%	56.8%
Ratable licenses	26.8	31.7	28.5	30.4
Professional services	11.2	11.5	11.1	12.8

Total net revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Costs of revenue:
Direct costs of subscription services	10.9	10.4	10.9	11.1
Direct costs of ratable licenses	8.7	7.1	8.6	7.5
Direct costs of professional services	7.6	6.4	7.2	7.4
Operations	10.0	9.6	9.7	10.6
Development	15.4	14.2	15.3	15.1
Amortization of intangible assets — software	2.2	1.4	2.0	1.4
Sales and marketing	32.7	28.1	32.0	30.1
General and administrative	13.8	11.6	13.2	12.8
Excess occupancy income	(1.7)	(1.3)	(1.6)	(1.2)
Amortization of intangible assets — other	0.8	1.3	0.8	1.3

Total costs and expenses	100.4	88.8	98.1	96.1

Income (loss) from operations	(0.4)	11.2	1.9	3.9
Interest income and other, net	(0.2)	0.5	0.3	1.9

Income (loss) before provision for income taxes	(0.6)	11.7	2.2	5.8
Provision for income taxes	(1.0)	(1.3)	(1.3)	(1.3)

Net income (loss)	(1.6)%	10.4%	0.9%	4.5%

Net Revenue

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Subscription services	$11,950	$11,455	4%	$35,831	$34,269	5%
Ratable licenses	5,159	6,390	(19)%	16,906	18,348	(8)%
Professional services	2,164	2,324	(7)%	6,601	7,753	(15)%

Total net revenue	$19,273	$20,169	(4)%	$59,338	$60,370	(2)%

     Subscription Services. Net revenue from subscription services increased by $495,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase in subscription services revenue for the three months ended June 30, 2010 was mainly attributable to increased sales of our mobile services of $666,000 and our multipage broadband subscription services of $29,000, offset by a decrease in our single-page device subscription services of $71,000 and in our WebEffective subscription services of $137,000.
     Net revenue from subscription services increased by $1.6 million for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009. The increase in subscription services revenue for the nine months ended June 30, 2010 was mainly attributable to increases sales of our mobile services of $1.7 million and our multiple page/broadband subscription services of $490,000, offset by a decrease in our single-page device subscription services of $352,000 and in our WebEffective subscription services of $318,000. The increase in our mobile services is primarily due to an increase in the number of Global Roamer customers and the increase in our multiple page/broadband subscription services was due primarily to an increase in multi-quarter load testing subscription contracts.
     Ratable Licenses. Net revenue from ratable licenses decreased by $1.2 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Net revenue from ratable licenses decreased by $1.4 million for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009. The decrease in ratable licenses revenue for the three and nine months ended June 30, 2010 was mainly attributable to an increase in customers renewing maintenance on existing systems rather than purchasing new systems. Ratable licenses revenue is generated by our SIGOS subsidiary located in Germany and is denominated in Euros. As such, this revenue was also affected by foreign exchange fluctuations, primarily a weakening of the Euro against the United States Dollar.
     Professional Services. Net revenue from professional services decreased by $160,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Net revenue from professional services decreased by $1.2 million for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009. The decrease in professional services revenue for the three and nine months ended June 30, 2010 was mainly attributable to our customers using fewer professional services personnel as they purchased more of our self-service load testing subscription services.
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

	Subscription	Ratable	Professional
	Services	Licenses	Services
Internet Test and Measurement:
Internet Subscriptions — Web Measurement
Application Perspective	X
Streaming Perspective	X
Transaction Perspective	X
Web Site Perspective	X
Internet Subscriptions — Other
Diagnostic Services	X
Enterprise Adapters	X
NetMechanic	X
Performance Scoreboard	X
Red Alert	X
Test Perspective	X
Financial Industry Scorecards	X
LoadPro	X
Voice Perspective	X
WebEffective	X
Internet Engagements
Professional Services			X
Financial Industry Scorecards			X
LoadPro			X
Voice Perspective			X
WebEffective			X
Mobile Test and Measurement:
Mobile Subscription
Mobile Device Perspective	X
Mobile Application Perspective	X
SIGOS Global Roamer	X
Mobile Ratable Licences
SIGOS SITE		X
     The following table summarizes Internet and Mobile services net revenue:

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Internet Web Measurement Subscriptions	$6,584	$6,621	(1)%	$19,347	$20,402	(5)%
Internet Subscriptions Other	2,648	2,782	(5)%	8,882	7,998	11%
Internet Engagements	2,164	2,324	(7)%	6,601	7,753	(15)%

Total Internet net revenue	11,396	11,727	(3)%	34,830	36,153	(4)%

Mobile Subscription	2,718	2,052	32%	7,602	5,869	30%
Mobile Ratable Licenses	5,159	6,390	(19)%	16,906	18,348	(8)%

Total Mobile net revenue	7,877	8,442	(7)%	24,508	24,217	1%

Total net revenue	$19,273	$20,169	(4)%	$59,338	$60,370	(2)%

     Internet Revenue. Internet net revenue decreased by $331,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Internet net revenue represented 59% and 58% of total net revenue for the three months ended June 30, 2010 and 2009, respectively. The decrease in Internet net revenue for the three months ended June 30, 2010 was mainly attributable to a decrease of $37,000 in our Internet Web Measurement Subscriptions, a decrease of $160,000 from our professional services engagements, and a decrease of $134,000 in our Internet Subscriptions Other primarily due to lower WebEffective subscription services.
     Internet net revenue decreased by $1.3 million for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. Internet net revenue represented 59% and 60% of total net revenue for the nine months ended June 30, 2010 and 2009, respectively. The decrease in Internet net revenue for the nine months ended June 30, 2010 was mainly attributable to a decrease of $1.1 million in our Internet Web Measurement Subscriptions primarily due to pricing pressures as a result of economic conditions and competition and a decrease of $1.2 million from our professional services engagements, partially offset by an increase of $884,000 in our Internet Subscriptions Other.
     Mobile Revenue. Mobile net revenue decreased by $565,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Mobile net revenue represented 41% and 42% of total net revenue for the three months ended June 30, 2010 and 2009, respectively. The decline in our Mobile net revenue is primarily due to a $1.2 million decrease in Mobile Ratable Licences revenue as a result of an increase in customers renewing maintenance on existing systems rather than purchasing new SITE systems and the weakening of the Euro against the United States dollar, partially offset by a $666,000 increase in Mobile Subscription revenue as a result of an increase in the number of Global Roamer customers.
     Mobile net revenue increased by $291,000 for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. Mobile net revenue represented 41% and 40% of total net revenue for the nine months ended June 30, 2010 and 2009, respectively. The increase is primarily attributable to an increase in the number of Global Roamer, Mobile Device Perspective and Mobile Application Perspective subscriptions, partially offset by the weakening of the Euro to the United States dollar during the quarter.
     For the three and nine months ended June 30, 2010 and 2009, no customer accounted for more than 10% of total net revenue. As of June 30, 2010, no customer accounted for more than 10% of total accounts receivable. As of September 30, 2009, one customer accounted for 10% of total accounts receivable, of which the entire amount has been collected. International sales were approximately 44% and 46% of total net revenue for the three months ended June 30, 2010 and 2009, respectively. International sales were approximately 45% and 44% of total net revenue for the nine months ended June 30, 2010 and 2009, respectively.
Costs and Expenses
Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Direct costs of subscription services	$2,109	$2,098	1%	$6,446	$6,673	(3)%
Direct costs of ratable licenses	$1,677	$1,424	18%	$5,129	$4,551	13%
Direct costs of professional services	$1,457	$1,293	13%	$4,275	$4,466	(4)%
     Direct Costs of Subscription Services. Direct costs of subscription services consist of connection fees to telecommunication and internet access providers for bandwidth usage of our measurement computers, which are located around the world, and depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure and mobile subscription services. Direct costs of subscription services for the three months ended June 30, 2010 remained consistent compared to the three months ended June 30, 2009 and represented 18% of subscription services net revenue for each of the three months ended June 30, 2010 and 2009.
     Direct costs of subscription services decreased by $227,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 and represented 18% and 19% of subscription services net revenue for the nine months ended June 30, 2010 and 2009, respectively. The decreases were primarily due to lower provider connection fees of $335,000 and depreciation expense of $243,000, partially offset by increases in Global Roamer expenses of $395,000 to increase the network capacity of the system.

     Direct Costs of Ratable Licenses. Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs related to the sale of our SIGOS SITE systems. The cost of the test equipment as part of each new customer contract is expensed ratably over the same initial twelve to thirty-six month period as the ratable licenses revenue to which it is associated. Direct costs of ratable licenses increased by $253,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 and represented 33% and 22% of ratable licenses revenue for the three months ended June 30, 2010 and 2009, respectively. Direct costs of ratable licenses increased by $578,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 and represented 30% and 25% of ratable licenses revenue for the nine months ended June 30, 2010 and 2009, respectively. The increase in direct costs of ratable licenses is mainly attributable to increased personnel costs as a result of higher headcount to support new SITE contracts and the cost of test equipment that is recognized ratably with revenue.
     Direct Costs of Professional Services. Direct costs of professional services consist of compensation expenses, including stock based compensation and other benefits, for professional services personnel, external consulting expenses to deliver our professional services revenue, panel and reward costs associated with our CEM engagements, all load-testing bandwidth costs and related network infrastructure costs. Direct costs of professional services increased by $164,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, and represented 67% and 56% of professional services revenue for the three months ended June 30, 2010 and 2009, respectively. The increase in costs of professional services for the three months ended June 30, 2010 was primarily due to a $135,000 increase in consulting fees to provide services to customers.
     Direct costs of professional services decreased by $191,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009, and represented 65% and 58% of professional services revenue for the nine months ended June 30, 2010 and 2009, respectively. The decreases in costs of professional services for the nine months ended June 30, 2010 were primarily due to lower stock-based compensation of $133,000 and depreciation expense of $106,000, partially offset by increased panel and reward costs.
     Development

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Development	$2,968	$2,863	4%	$9,084	$9,137	(1)%
     Development expenses consist primarily of compensation, including stock based compensation and other benefits, and other costs incurred by our development personnel. Development expenses increased by $105,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase was primarily due to an increase of $96,000 in consulting costs.
     Development expenses decreased by $53,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.
     Operations

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Operations	$1,935	$1,943	—%	$5,761	$6,353	(9)%
     Operations expenses consist primarily of compensation, including stock based compensation and other benefits, for management and technical support personnel, who manage and maintain our field measurement and collection infrastructure and headquarters data center, and provide basic and extended customer support. Our operations personnel also work closely with other departments to assure the reliability of our services. Our operations expenses decreased by $8,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.
     Our operations expenses decreased by $592,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009. The decrease was due to lower employee cost of $301,000 primarily due to domestic salary reductions implemented April 1, 2009, lower repair and maintenance expense for equipment of $110,000 and lower stock-based compensation expense of $96,000.

     Sales and Marketing

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Sales and marketing	$6,296	$5,665	11%	$19,000	$18,162	5%
     Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock based compensation, lead-referral fees, marketing programs and travel expenses. Our sales and marketing expenses increased by $631,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily due to an increase of $432,000 in external marketing expenses, and $151,000 in consulting expenses. Our sales and marketing expenses increased by $838,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 primarily due to an increase of $978,000 in external marketing expenses. The increase in sales and marketing expenses over these periods was primarily due to increased efforts to grow our Mobile revenues.
     General and Administrative

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
General and administrative	$2,652	$2,346	13%	$7,830	$7,717	1%
     General and administrative expenses consist primarily of compensation, including stock based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses increased by $306,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 primarily due to higher professional service fees. General and administrative expenses increased by $113,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 primarily due to an increase of $350,000 in professional service fees, partially offset by lower stock-based compensation expense of $213,000.
     Excess Occupancy Income

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Rental income	$(695)	$(652)	7%	$(2,058)	$(1,926)	7%
Rental and other expenses	372	394	(6)%	1,116	1,197	(7)%

Excess occupancy income	$(323)	$(258)	25%	$(942)	$(729)	29%

     Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, such as property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the three and nine months ended June 30, 2010 and 2009, respectively. The increase was primarily due to an increase in the leased square footage.
     Amortization of Identifiable Intangible Assets

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Amortization of identifiable intangible assets — software	$433	$290	49%	$1,166	$866	35%
Amortization of identifiable intangible assets — other	146	259	(44)%	484	791	(39)%

Total amortization of identifiable intangible assets	$579	$549	5%	$1,650	$1,657	—%

     Amortization of intangible assets — software mainly relates to developed and purchased technology related to our mobile products and is reflected in direct costs of revenue in our condensed consolidated statements of operations. All other intangibles, including customer lists, are included in amortization of intangible assets — other and are reflected in operating expenses in our condensed consolidated statement of operations. Total amortization of identifiable intangible assets increased by $30,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to beginning the amortization of Fonjax technology in fiscal 2010. Total amortization of identifiable intangible assets decreased by $7,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009. See Note 9 to the condensed consolidated financial statements for the schedule of future amortization charges.
     We annually review our identifiable intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The identifiable intangible assets will be fully amortized by fiscal 2013. At June 30, 2010, the type and remaining carrying amount of the identifiable intangible assets was as follows (in thousands):

Technology	Technology
Based-	Based-	Customer
Software	Other	Based	Trademark	Covenant	Backlog	Total
$3,343	$—	$476	$494	$11	$32	$4,356
     Interest Income and Other Income (Expense), Net

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Interest income	$96	$157	(39)%	$299	$744	(60)%
Other income (expense), net	(143)	(53)	(170)%	(93)	403	(123)%

Interest income and other income (expense), net	$(47)	$104	(145)%	$206	$1,147	(82)%

     Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income (expense), net decreased $151,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Interest income decreased $61,000 for the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009, primarily due to lower interest rates on invested funds. Other income (expense), net decreased $90,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to changes in foreign exchange rates.
     Interest income and other income (expense), net decreased $941,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009. Interest income decreased $445,000 for the nine months ended June 30, 2010 in comparison to the nine months ended June 30, 2009, primarily due to lower interest rates on invested funds. Other income (expense), net decreased $496,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009, primarily due to changes in foreign exchange rates.
     Provision for Income Taxes

	For the three months ended June 30,			For the nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(In thousands)			(In thousands)
Provision for income taxes	$191	$258	(26)%	$789	$810	(3)%
     Our effective tax rate for the nine months ended June 30, 2010 and 2009 was 60% and 23%, respectively. The rate for the nine months ended June 30, 2010 and 2009 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, amortization of our prepaid tax asset, and the fact that a portion of the earnings are being taxed in the United States where we have a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, we are amortizing approximately $200,000 of prepaid tax per quarter recorded on the sale of intangible assets from our German entity to the United States entity. Excluding the amortization of this prepaid tax, our effective tax rate would have been 20% and 13% for the nine months ended June 30, 2010 and 2009, respectively.

Stock based Compensation Expense
     Stock based compensation expense, which is included in total costs and expenses by category, was approximately $757,000 and $762,000 for each of the three months ended June 30, 2010 and 2009, respectively.
     Stock based compensation expense was approximately $2.5 million and $3.4 million for each of the nine months ended June 30, 2010 and 2009, respectively. Stock based compensation expense decreased by $853,000 for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.
     Stock-based compensation expense during the nine months ended June 30, 2009 reflects an expense of $601,000 related to the cancellation in March 2009 of our Chief Executive Officer’s option to purchase 400,000 shares of our common stock at $14.99 per share, which was approximately 67% vested at the date of cancellation. Another option granted to our Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No expense was recorded for this cancellation given that the option was fully vested at the date of the cancellation.
     Stock based compensation under ASC 718, Compensation — Stock Compensation, related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Direct costs of ratable licenses	$12	$27	$61	$51
Direct costs of professional services	81	65	258	391
Development	199	171	604	745
Operations	102	91	328	424
Sales and marketing	299	285	936	1,216
General and administrative	64	123	360	573

Total	$757	$762	$2,547	$3,400

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
     Non-GAAP Net Income and Non-GAAP Net Income Per Share. Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision for income taxes less cash taxes from on-going operations, stock based compensation expense and amortization of purchased intangibles. Non-GAAP earnings per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
GAAP net income (loss)	$(315)	$2,092	$522	$2,720
Stock based compensation	757	762	2,547	3,400
Amortization of intangible assets — software	433	290	1,166	866
Amortization of intangible assets — other	146	259	484	791
Provision for income taxes	191	258	789	810
Cash taxes from on-going operations*	(50)	265	(339)	(190)

Non-GAAP net income	$1,162	$3,926	$5,169	$8,397

Weighted average diluted common shares outstanding:	15,062	14,403	14,905	14,321
Non-GAAP net income per share	$0.08	$0.27	$0.35	$0.59

*	Cash taxes from on-going operations for the nine months ended June 30, 2009 excludes a onetime cash payment of $4.1 million related to an agreement to purchase certain intangible assets from our German subsidiary. Cash taxes from on-going operations differs from the amounts previously publicly announced as a result of reconciling these amounts to the cash flow statements.

     Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest income, taxes, stock based compensation, depreciation, amortization and other income (expense), net. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
GAAP net income (loss)	$(315)	$2,092	$522	$2,720
Stock based compensation	757	762	2,547	3,400
Amortization of intangible assets — software	433	290	1,166	866
Amortization of intangible assets — other	146	259	484	791
Depreciation	1,064	1,363	3,381	3,864
Provision for income taxes	191	258	789	810
Interest income and other income (expense), net	47	(104)	(206)	(1,147)

Adjusted EBITDA	$2,323	$4,920	$8,683	$11,304

     Free Cash Flow. Free cash flow is defined as cash flow from operations less cash used for purchases of property, equipment and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow (in thousands):

	Nine Months Ended
	June 30,
	2010	2009
Cash flow provided by operations	$7,926	$7,420
Purchases of property, equipment and software	(2,389)	(2,596)

Free cash flow	$5,537	$4,824

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

	June 30, 2010	September 30, 2009	June 30, 2009
Net deferred revenue	$18,460	$18,828	$21,419
Unpaid deferred revenue	6,760	3,475	4,219

Gross deferred revenue	$25,220	$22,303	$25,638

     Other Operational Data. The following table provides certain other operational data that management uses to manage and measure our performance:

	June 30, 2010	June 30, 2009
Worldwide customers (approximately)	2,800	2,800
Quarterly internet web measurement subscription net revenue (in thousands)	$6,584	$6,621
Average monthly internet pages measured	22,900	17,500
Average monthly revenue per internet page*	$96	$126

*	Average monthly revenue per internet page is calculated as: (quarterly internet web measurement subscription net revenue/3 months)/ average monthly internet pages measured. Internet web measurement subscription net revenue consists of our Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective subscription services.
     While the total number of customers has remained relatively constant at June 30, 2010 as compared to June 30, 2009 due to our sales and marketing efforts to replace lost customers with new customers, our total number of internet pages measured has increased as the complexity of our customers’ websites continue to increase and they rely on our measurements to monitor their website performance. However, at the same time, our average monthly revenue per internet page has decreased due to a decline in our average price per internet page measured as a result of the recent economic environment and other competitive pressures. If we cannot increase or maintain our revenue per internet page measured which stabilized in the second quarter of 2010 after several quarters of decline, we will need to further increase our customer base and/or number of internet pages measured to grow our subscription revenue.
Liquidity and Capital Resources

	June 30,	September 30,
	2010	2009
	(In thousands)
Cash, cash equivalents and short-term investments	$60,363	$57,968
Accounts receivable, net	$8,347	$6,403
Working capital	$49,738	$44,749
Days sales outstanding (DSO) for the three months ended (a)	39	30

(a)	DSO is calculated as: (ending accounts receivable, net / total net revenue for the three months period) multiplied by number of days in the period
     Days sales outstanding increased by 9 days, from September 30, 2009 to June 30, 2010, primarily due to increased payment terms given to customers, primarily in Europe. Management does not believe the payment terms will have an effect on future collectability.

	Nine Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash provided by operating activities	$7,926	$7,420
Cash used in investing activities	$(34,118)	$(6,320)
Cash provided by financing activities	$778	$2,022
Cash, cash equivalents and short-term investments
     At June 30, 2010, we had approximately $23.5 million in cash and cash equivalents and approximately $36.9 million in short-term investments, for a total of approximately $60.4 million. Cash and cash equivalents consist of highly-liquid investments held at major banks, money market funds and fixed- term deposits with original maturities of three months or less. Short-term investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with a Moody’s ratings of A2 or better. As of June 30, 2010, approximately $39.5 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments were held in foreign countries by our subsidiaries, which, if distributed to the United States in the form of dividends or otherwise, would be subject to United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
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
     For the nine months ended June 30, 2010, net cash provided by our operating activities was $7.9 million. Net cash provided was mainly due to net income of $522,000, increased by $8.5 million for non-cash adjustments and decreased by $1.1 million for the net change in operating assets and liabilities. The non-cash adjustments primarily consist of depreciation, amortization, stock-based compensation and bad debt and billing reserves. The change in operating assets and liabilities was primarily due to an increase in accounts receivable of $2.8 million and an increase in inventory of $252,000, partially offset by an increase in deferred revenue of $1.6 million due to the timing of receipts from customers that affect deferred revenue and an increase in accounts payable and accrued expenses of $481,000.

Cash used in investing activities
     The change in cash flows from investing activities primarily consists of purchases of property, equipment and software to support our growth and infrastructure and maturities and purchases of investments. For the nine months ended June 30, 2010, net cash used by our investing activities was approximately $34.1 million. We paid approximately $45.8 million for the purchase of short-term investments and received approximately $14.1 million from maturities and sales of short-term investments. We also utilized $2.4 million to purchase property, equipment, and software primarily for our production infrastructure, information systems, and tenant improvements associated with space that we have leased in our headquarters building.
Cash provided by financing activities
     The change in cash flows from financing activities primarily relate to payments made for dividends declared and proceeds received from the issuance of common stock associated with our equity incentive plan and employee stock purchase plan. For the nine months ended June 30, 2010, net cash provided by our financing activities was $778,000, which was primarily due to proceeds from the issuance of common stock associated with our equity incentive plan and employee stock purchase plan of $3.0 million, partially offset by the payment of cash dividends in the amount of $2.2 million.
Commitments
     As of June 30, 2010, our principal commitments consisted of approximately $2.8 million in real property and equipment operating leases. These leases expire at various times through October 2017. Additionally, we had $1.6 million of contingent commitments, with a remaining term of between one to twenty-three months, to bandwidth and collocation providers, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in capital and other assets to support our growth.
     As of June 30, 2010, we have outstanding guarantees totaling $121,000 to customers and vendors of one of our foreign subsidiaries. The guarantees can only be executed upon agreement by both the customer or vendor and us. At June 30, 2010, the guarantees are secured by a $1.2 million unsecured line of credit.
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
Recently Issued Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Boards (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We are currently assessing the impact of these amendments to the ASC, which will be adopted on the first day of fiscal 2011, on our accounting and reporting systems and processes; however, at this time we are unable to quantify the impact on our financial statements of our adoption or determine the timing and method of our adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. Our interest income is sensitive to changes in the general level of interest rates, particularly because most of our short-term investments are invested in debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from their current levels, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $38,000 on an annualized basis.
     Foreign Currency Fluctuations. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. A majority of our revenue and expenses are transacted in United States dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. Revenues derived from customers outside of the United States, which are billed in United States dollars, are typically collected in foreign currencies. Revenues derived from customers outside of the United States are typically billed in Euros. Similarly, substantially all of the expenses of operating our international subsidiaries are incurred in foreign currencies. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $(143,000) and $(51,000) for the three months ended June 30, 2010 and 2009, respectively. Net foreign exchange transaction gains (losses) totaled $(92,000) and $379,000 for the nine months ended June 30, 2010 and 2009, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies, including our Company, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and timely communicated to management, including our Chief Executive Officer and Chief Financial Officer, recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by of this report, concluded that our disclosure controls and procedures were effective for this purpose.
Changes in Internal Control Over Financial Reporting
     Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2001, we and certain of its current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company’s initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against us, certain of its officers, and underwriters our September 24, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The lawsuit alleged that the defendants participated in a scheme to inflate the price of our stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court.
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
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on June 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Briefing on the appeal was completed on November 17, 2009. No date has been set for oral argument in the Ninth Circuit. No amount has been accrued as of June 30, 2010 and September 30, 2009 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.
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
     Our results of operations could vary significantly from quarter to quarter. If revenue or other financial results fall below ours or analyst expectations, we may not be able to increase our revenue or reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	Fluctuations of foreign exchange rates;

•	The effect of global economic conditions on customers and partners;

•	The rate of new and renewed subscriptions for our services, particularly large customers;

•	The amount and timing of any reductions by our customers in their usage of our services;

•	Our ability to increase the number of web sites we measure and the scope of services we offer our existing customers in a particular quarter;

•	The timing and service period of orders received during a quarter, especially from new customers;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from services that are not as widely used or that are experiencing decreased demand such as some of our Internet services;

•	The level of sales of our Mobile products and services and the timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because of its dependence on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	The timing and amount of operating costs, including unforeseen or unplanned operating expenses, sales and marketing investments, and capital expenditures;

•	Seasonal factors, such as our LoadPro services, which are typically higher in our first fiscal quarter due to customers preparing their web sites for the holiday buying season;

•	Future accounting pronouncements and changes in accounting policies;

•	Future macroeconomic conditions in our domestic and international markets, as well as the level of discretionary IT spending generally;

•	The timing and amount, if any, of impairment charges related to potential write-down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

•	The cost associated with and the integration of future acquisitions or divestures.
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
     Our financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including United States taxes on foreign subsidiaries and the negative tax implications related to moving cash from international locations to the United States), and changes in the value of the United States dollar versus foreign currencies. Margins on sales of our products and services in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations, particularly the Euro as a significant portion of our revenues are denominated in Euros.
     Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales in Europe, as well as non-United States dollar denominated operating expenses incurred throughout the world. As was the case in the most recent quarter, weakening of foreign currencies relative to the United States dollar will adversely affect the United States dollar value of our foreign currency-denominated sales and earnings. Conversely, a strengthening of foreign currencies would generally be beneficial to our foreign currency-denominated sales and earnings.
     International sales in dollars were approximately 45% and 44% of our total net revenue for the nine months ended June 30, 2010 and 2009, respectively. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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
     While we were profitable in fiscal 2009 and the nine months ended June 30, 2010, we incurred net losses in fiscal 2008, fiscal 2007 and in other prior fiscal years. As of June 30, 2010, we had an accumulated deficit of approximately $139 million. If we are not able to increase our revenues, it may be difficult to sustain profitability. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of June 30, 2010, we had approximately $4.4 million of net identifiable intangible assets and approximately $59.1 million of goodwill. We have in the past and may in the future, incur impairment charges in connection with a write-down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense, in accordance with Accounting Standards Codification (“ASC”) 718 (formerly referenced as SFAS No. 123R, Share-Based Payment), the cost of stock-based awards. As a result of these and other conditions, we may not be able to sustain profitability in the future.
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

     Additionally, sales of our services may decline as companies evaluate their technology spending in response to the significant global economic downturn. We have experienced and could continue to experience reduced spending, cancellations, non-renewals, reduced renewal rates, and/or reductions in service levels by our customers. If we experience reduced renewal rates or if customers renew for a lesser amount of our services, or if customers, at any time, reduce the amount of products or services they purchase from us for any reason, our revenue could decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.
If our Mobile services decline, we may not be able to grow our revenue and our results of operations will be harmed.
     Revenue from our Mobile services has increased from approximately $24.2 million for the nine months ended June 30, 2009 to approximately $24.5 million for the nine months ended June 30, 2010. We cannot assure you that we will continue to experience similar growth rates for this business in future periods. Future growth for these services could be adversely affected by a number of factors, including, but not limited to, the level of demand for these services is difficult to predict; currency rate fluctuations; adverse global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile services.
A limited number of customers account for a significant portion of our revenue, and the loss of a major customer could harm our operating results.
     Our ten largest customers accounted for approximately 33% of our total net revenue for the nine months ended June 30, 2010 and 2009. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their services at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.
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
     To increase sales worldwide, we must complement our direct sales force with relationships with companies to help market and sell our services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to the direct sale and marketing of our services. We would also lose anticipated revenue from customer referrals and other co-marketing benefits.
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
     We offer complex services, which may not perform at the level our customers expect. Despite our testing, our existing, upgrades to our existing or future services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs. In addition, we have in the past, and may in the future, acquire, rather than develop internally, some of our services.
     These problems could also result in tort or warranty claims. Although we attempt to reduce the risk of losses resulting from any claims through warranty disclaimers and liability-limitation clauses in our customer agreements, these contractual provisions may not be enforceable in every instance. Furthermore, although we maintain errors and omissions insurance, this insurance coverage may not be adequate in any particular case. If a court refused to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, we could be required to pay damages.
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
     Professional services revenue represented approximately 11% and 13% of total net revenue for the nine months ended June 30, 2010 and 2009, respectively. We will need to successfully market these services in order to maintain or increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans a one- to twelve-month period and, therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot increase our professional services revenue.
We face competition that could make it difficult for us to acquire and retain customers.
     The market for our services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet software and services with features similar to our services such as Compuware (which acquired Gomez), Hewlett-Packard (which acquired Mercury Interactive), Micro Focus (which acquired Segue Software via its acquisition of Borland Software) and a variety of other Internet and mobile companies that offer a combination of testing, market research capabilities and data collection. Customers could choose to use these companies’ services or these companies could enhance their services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.
     In addition, Compuware’s acquisition of Gomez, Inc. could result in additional competition for us depending on which products and services the combined company offers in the future. Furthermore, Compuware may find additional uses for services provided by Gomez, Inc. which compete with our services.
     We could also face competition from other companies, which currently do not offer services similar to our services, but offer software or services related to web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, may decide to offer services similar to ours. While we have relationships with some of these companies, they could choose to develop services similar to ours or to offer our competitors’ services. We face competition for our mobile services from companies such as Argogroup (acquired by Ascom), Casabyte (acquired by JDS Uniphase), Agilent, Datamat and Mobile Complete.
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
     The ongoing evolution of the Internet and mobile networks has led to the development of new technologies such as Internet telephony, wireless devices, wireless fidelity, and WI-FI networks, as well as increased use of various applications, such as VoIP and video. These developing technologies require us to continually improve the functionality, features and reliability of our services, particularly in response to offerings by our competitors. If we do not succeed in developing and marketing new services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers.
     The success of new services depends on several factors, including proper definition of the scope of the new services and timely completion, introduction and market acceptance of the new services. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our services to these developments or we could lose market share or some of our services could become obsolete.

The market price of our common stock can be volatile.
     The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we only have approximately 14.9 million shares outstanding at June 30, 2010, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.
     We had $59.1 million of goodwill recorded on our condensed consolidated balance sheet as of June 30, 2010. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. At September 30th of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.
Our cash, cash equivalents and short-term investments are managed through various banks around the world.
     We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world. Our results could also vary materially from expectations depending on gains or losses realized on the sale or exchange of investments; impairment charges related to debt securities as well as other investments; and interest rates. The volatility in the financial markets and overall economic conditions increases the risk that the actual amounts realized in the future on our investments could differ significantly from the fair values currently assigned to them. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.
Industry consolidation may lead to stronger competition and may harm our operating results.
     There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. In prior years, Compuware acquired Gomez, HP acquired Mercury Interactive, and Micro Focus acquired Seque Software via its acquisition of Borland Software. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that the loss of a major customer could harm our revenue.
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
Our business is subject to changing regulations regarding corporate governance and public disclosure that will increase both our costs and the risk of noncompliance.
     As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the recently-enacted Dodd Act and rules subsequently implemented by the SEC and The NASDAQ Stock Market, have imposed and will impose a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Reserved)
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
10.1	Employment Agreement dated as of May 21, 2010 between Keynote and Curtis Smith					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 5th day of August 2010.

KEYNOTE SYSTEMS, INC.
By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CURTIS SMITH
Curtis Smith
Chief Financial Officer (Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
10.1	Employment Agreement dated as of May 21, 2010 between Keynote and Curtis Smith					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.