Form 10-K
period 2010-09-30
KEYNOTE SYSTEMS INC
filed 2010-12-10
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐      NO ☑

As of March 31, 2010, the aggregate market value of voting stock held by non-affiliates of the Registrant was $142 million, based on the closing price of a share of Registrant’s common stock on March 31, 2010, as reported by the NASDAQ Global Market.

The number of shares of the Registrant’s common stock outstanding as of December 6, 2010 was 14,975,109 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference to portions of the Registrant’s proxy statement for its 2011 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Item 1A of Part I of this report, and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2011. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. No person is authorized to make any forward-looking statements on behalf of Keynote Systems, Inc. other than its authorized officers and then only through its external communications processes. Accordingly, you should not rely on any forward-looking statements regarding Keynote Systems, Inc. from any other sources and we undertake no obligation to correct or clarify any such forward-looking statements, except as required by federal securities law.

The trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynotetm The Mobile & Internet Performance Authoritytm, Keynote FlexUsetm. All other trademarks are the property of their respective owners.

PART I

Item 1.	Business

Overview

Keynote Systems, Inc. (“Keynote” or “we”) is a leading global provider of Internet and mobile cloud monitoring solutions. We provide cloud-based testing, monitoring and measurement products and services that enable our customer to know precisely how their Web sites, content, and applications perform on virtually any combination of actual browsers, networks and mobile devices. Since our founding in 1995, we have built and optimized a global monitoring network comprised of over 3,000 measurement computers and mobile devices in over 275 locations and 180 metropolitan areas worldwide and execute more than 450 million performance measurements every day. We deliver our products and services primarily through a cloud-based model on a subscription basis (formerly referred to as Software-as-a-Service, or SaaS) to a world-class customer base representing a broad cross-section of industries.

We offer a robust portfolio of Internet and mobile products and services to optimize the end-user customer experience in two broad categories: Internet Cloud (“Internet Cloud”) and Mobile Cloud (“Mobile Cloud”). We combine our Internet and Mobile Cloud products and services with our Real User Experience Testing to offer our customers a unique value proposition.

Internet Cloud Products and Services

Our Internet Cloud products and services enable enterprises to monitor key technical performance metrics from the end-user perspective in order to benchmark and improve online application responsiveness and operational support, proactively detect problems that impact end-users, and accelerate the time to respond to and repair performance issues. Our Internet Cloud products and services utilize our global monitoring network and include the following:

Transaction Perspective is our flagship service offering. It provides full visibility into the performance and availability of Web transactions from the end-user perspective. It uses actual Internet Explorer and Firefox browsers to generate real transactions from locations all over the world. Key features include representation of Web transactions on actual Internet Explorer and Firefox browsers, ability to monitor performance of third party components such as ads or video on Web sites and report on specific Web components by server domain or other criteria, Web performance dashboards with real-time smart alerts and comprehensive diagnostics, Flash and Silverlight performance monitoring based on actual browsers and last mile performance, and availability monitoring for access types such as DSL, cable, 3G, and T1/T3.

Application Perspective is a cost-effective, cloud-based Web application monitoring service that measures the response time and availability of Web transactions via a simulated Web browser from multiple geographic locations. The service provides root cause monitoring and diagnostics for Web applications and sophisticated trending, alarms and reporting to enable the rapid assessment, diagnosis and repair of performance issues when they occur. Key features include high-frequency operational monitoring and advanced scripting capabilities for monitoring Web services and Application Program Interfaces (“APIs”).

Streaming Perspective measures, compares and assures the performance of audio and video streams, diagnosing performance problems before they impact the end-user. Key features include support for all the latest media players (Flash, Quicktime, Real Media, Silverlight and Windows Media), a Web-based dashboard for all data, multi-purpose stream monitoring, cloud-based delivery and pricing, and Keynote StreamQ technology.

Private Agents provide a turn-key, managed appliance that can be placed anywhere inside our customers’ network or Web cloud application environment. Private Agents provide visibility into the performance of mission critical extranet and intranet applications. Key features include end-to-end view, ability to isolate performance issues, scalability, full integration with our dashboard (“MyKeynote”) and self-service configuration.

Performance Scoreboard is a customizable dashboard for monitoring Web performance. It helps customers define and manage service level objectives (“SLOs”) in complex, multi-location or multi-property businesses. Taking advantage of Keynote’s cloud monitoring infrastructure, Performance Scoreboard enables customers to trend the performance of critical transactions relative to industry benchmarks and key competitors. Performance Scoreboard enables customers to track SLOs, quickly identify application and network latency issues, and analyze trends and infrastructure details using cloud-based diagnostic tools.

Enterprise Adapters integrate Keynote’s performance measurement data into leading enterprise systems management platforms, such as CA NSM, HP Operations Manager, IBM Tivoli Software, Microsoft SCOM, BMC ProactiveNet Performance Management Software, dynaTrace, OPNET APM Software, and Quest Foglight. Enterprise Adapters also integrate with Nagios, the leading open source monitoring platform. Enterprise Adapters transform Keynote performance data and alerts into various formats, including Extensible Markup Language (“XML”), log file, and Simple Network Management Protocol (“SNMP”).

Red Alert is a self-service, easy-to-use, real-time monitoring service that tests devices connected to the Internet primarily for availability. It can measure availability of any Internet server or other Transmission Control Protocol (“TCP”) enabled Internet device, including Web servers, secure Web servers, domain name servers, mail servers, File Transfer Protocol (“FTP”) servers and network gateways. Red Alert provides around the clock alerts when adverse conditions exceed specified thresholds.

LoadPro is a turnkey Web load testing service utilizing our load testing expertise and proprietary technology. Keynote consultants accurately and dynamically test customers’ Web-based applications by driving traffic from multiple points across the globe, thereby quantifying the opportunity cost of performance problems and avoiding over- or under-provisioning of their Web site hardware and software systems. LoadPro utilizes Keynote’s global monitoring network and can scale up to one million concurrent users from multiple Internet backbones and countries. Key benefits for our customers include a dedicated cloud-based load testing platform managed by Keynote, no capital expenditures or maintenance costs, and proprietary user behavior profiling and abandonment models that accurately stress test Web sites and applications.

Test Perspective is a cost-effective, cloud-based, self-service load testing service. Customers can take advantage of Keynote’s global monitoring network of load-generating computers to easily test their Web applications at varying traffic levels. Key benefits include a simplified process, accelerated set up, a unified dashboard and a team friendly user interface.

Keynote Internet Testing Environment (“KITE”) is a free desktop tool for real-time testing, diagnosing and troubleshooting of Web performance issues. KITE can test a single Web page or multi-page transaction instantly with point-and-click ease and enables easy collaboration between Web developers, quality assurance and operations teams. KITE also provides customers the ability to try our Internet Cloud services before purchasing.

We complement and support our Internet Cloud products and services with a suite of consulting services. Our consulting services provide our customers with a deeper and qualitative perspective on their Web site performance data and benchmarks against other relevant Web sites and user experiences. Our consulting services include:

•	Performance Insights deliver a blend of Keynote’s Web site monitoring software and custom consulting, tailored to our customers’ specific needs. Using Keynote’s measurement technology, we measure our customers’ business critical applications to provide in-depth analysis of their Web site. Based on this data, our consultants prepare a monthly management report with key performance indicators, as well as monitoring trends and in-depth diagnosis of issues and events.

•	Web Site Performance Assessment monitors Web site performance from the end-user’s perspective to measure in real time an e-business at the application, transaction, and infrastructure level. Keynote’s consultants take this data, analyze it and deliver detailed input on strategies our customers can deploy immediately to improve Web performance.

•	Automated Reporting eliminates manual effort required to customize, format and display performance data from our products and services. Automated Reporting e-mails reports, including performance metrics, SLO compliance, competitive intelligence, and industry benchmarking, at requested intervals.

•	Custom Competitive Research provides Web site monitoring services with a clear picture of how a Web site compares to peers and provides actionable recommendations for differentiation from the peer group.

Mobile Cloud Products and Services

Keynote provides independent testing and monitoring of mobile content, applications, and services on real devices across multiple mobile operator networks around the world. Our Mobile Cloud products and services also utilize our global monitoring network to enable carriers, device manufacturers, content portals and developers to test, measure and improve the subscriber experience. Our Mobile Cloud products and services include the following:

System Integrated Test Environment (“SITE”) System is a comprehensive system of test probes and software to test and measure the quality and reliability of mobile networks, mobile applications and content delivery for mobile operators. The SITE system supports network operators and manufacturers as they implement new technologies and protocols, such as GSM, GPRS, EDGE, UMTS, HSDPA and LTE, with no loss of quality. It has a complete interface for protocol layer testing, prepares detailed measurement activity logs for mobile quality tests, and uses SIM multiplexing to ensure the maximum selection for testing across mobile operators around the world. Key features include user behavior modeling, comprehensive core network testing, multiple protocol testing, detailed measurement activity, modular structure and powerful scripting language.

GlobalRoamer is a cloud-based service offering designed to certify and validate roaming agreements across multiple mobile operators in major geographical regions across the world. With our SIM multiplexing technology, customer SIMs are “virtually” transmitted to remote test stations around the world where real voice, SMS, and data calls are performed. This enables our customers to rapidly test the availability and performance of their roaming services without a single SIM card ever having to be physically shipped to remote test locations. This service offering is based upon a SITE network managed by us and can test over 450 mobile networks in over 140 countries. Key features include improved roaming revenue and service performance, reduced MTTR costs, ad-hoc testing, proactive monitoring, virtual testing, multiple service (SMS, MMS, etc.) certification, global coverage and flexible reporting.

Mobile Device Perspective (“MDP”) utilizes our global monitoring network to measure the response time, to measure the availability, and to interactively test the behavior of mobile data services and applications from actual mobile phones located in multiple geographies and connected to different mobile operators’ networks. MDP enables wireless operators, mobilized enterprises and mobile content providers to improve the quality of their mobile content, applications, and services, including Web browsing, text messaging, picture messaging, streaming video, and instant messaging, as well as proprietary applications built for smart phones such as the Apple iPhone, RIM Blackberry, HTC Android, Palm Pre and Nokia. MDP provides high fidelity measurements that represent the end-user experience while interacting with mobile content, applications and services.

Mobile Web Perspective (“MWP”) is our cloud-based solution for monitoring and troubleshooting quality and performance issues for mobile Web sites. MWP uses our mobile measurement technology, global monitoring network and extensive device library to provide an accurate and real-time view into the mobile user experience. MWP measures the mobile user experience by using a simulated mobile browser to capture network level details to help customers understand how Web site content is downloaded and rendered on mobile devices. Along with monitoring the performance of mobile content, MWP also benchmarks mobile quality in multiple geographic locations and against competitors. Key features include access to our library of 1,800 emulated mobile devices and 11,000 device profiles, self-service scripting, multiple network options, 50 global measurement locations, performance dashboard, device graphs and reporting.

Mobile Internet Testing Environment (“MITE”) is a powerful and easy-to-use desktop tool for analyzing Web site design using a simulated mobile device. MITE’s cloud-based service utilizes our library of over 1,800 emulated mobile devices and 11,000 device profiles to provide an overall verification grade, script success score, download duration, error codes and score, number of resources, actions and content errors, and total bytes sent and received. MITE is offered for free and with more advanced testing capabilities for a fee as MITE Pro. MITE also provides customers the ability to try our Mobile Cloud services before purchasing.

We complement and support our Mobile Cloud products and services with a suite of consulting and engineering services. These services include:

•	Professional Services to improve operational and business performance.

•	Mobile Competitive Monitoring and Analysis to provide a comprehensive view of performance and end-user experience, benchmarked against the competition.

•	Mobile Insights to provide comprehensive data from an end-user’s perspective, along with detailed analysis and recommendations based on Keynote’s collective experience in the mobile market.

Real User Experience Testing

To evaluate how users actually interact with a Web site, Keynote has a panel of over 145,000 online users from a cross-section of demographics, languages, and connections options. The panel participates in interactive Web site tests to assess the online user experience. These online tests capture customer attitude and behavior. Keynote’s Real User Experience Testing services complement and leverage our Internet and Mobile Cloud products and services to provide additional insights into the end-user Internet and mobile experience. Our suite of products and services enables our customers to perform behavioral and attitudinal analysis, real-world user testing, online surveys, and competitive and market intelligence. Our Real User Experience Testing services include:

WebEffective is our online real user experience testing tool that combines the best of market research, usability labs and Web analytics to provide an in-depth perspective on the Internet and mobile user experience. WebEffective utilizes both the Keynote in-house panel and customer specified panels for conducting in-depth customer experience and usability studies on individual sites or across an entire industry. WebEffective can be used by customers on an assisted self-service basis or via full service engagements delivered by Keynote consultants.

Customers can undertake tests by panelist selected from the Keynote Research Panel of over 145,000 panelists, existing customer lists, or real-time interception and polling of site visitors.

Visitor Insights is our online feedback tool that lets customers listen to their customers and convert that conversation into business intelligence. Visitor Insights combines customer satisfaction and Web analytics to provide reliable business intelligence on Internet and mobile end-user attitudes and behavior. Key benefits include actionable reporting, quantitative and qualitative intelligence, support for Web 2.0 and global reach.

Custom Research Products combine our technology and expertise to deliver insights on Internet and mobile end-users’ experiences. Custom Research Products include:

•	Mobile Web UX (User Experience) Testing efficiently assesses the likely performance of a Web site as accessed by iPhone users utilizing proven online research methodologies and Keynote’s WebEffective software platform.

•	Competitive Intelligence Research provides detailed analysis on competitive Web sites, along with actionable recommendations that could help differentiate a Web site from its competition.

•	Brand and Value Proposition Research is a custom engagement that explores the customer’s perception of brand in the marketplace, isolating the online experience to uncover how exposure to a Web site impacts brand image — before and after customers interact with a Web site.

•	Web Site Design Research provides actionable insights for new Web site prototype and concept ideas, releasing new products or pilot-testing new services before they are put into development.

•	Web Site UX (User Experience) Assessment Research provides a clear picture of how customers are actually experiencing a Web site. The research provides insights into how to eliminate obstacles that cause customers to leave a Web site, provides actionable recommendations on how to acquire more customers at a lower cost, and drive sales by creating a user-friendly experience.

•	Customer Acquisition Research enables our customers to follow panelists as they seek information and products on the Web, without directing them to a specific Web site. By learning how users navigate the Web and perform transactions, our customers can determine if they are reaching users in the most effective way.

•	Continuous Benchmarking Research establishes key metrics to assess the effectiveness of a Web site over an extended period of time. The research enables customers to determine Web site improvements that need to be made and, after implementation, the effect of the improvements.

Keynote Global Monitoring Network

Our global monitoring network consists of three primary components: 1) measurement and data collection infrastructure, 2) operations and data centers, and 3) reporting and analysis tools.

Measurement and Data Collection Infrastructure

Our measurements are conducted with Windows-based computers, Linux-based computers and/or popular mobile devices that run our proprietary software to replicate the experience of an Internet or mobile user accessing content, applications, and services through a standard Web browser, mobile browser, or mobile device. We designed our software infrastructure to perform thousands of download measurements concurrently without appreciably affecting the integrity of any single measurement. The measurement computers are co-located at the data center facilities of major telecommunication and Internet access providers with connections to Internet backbone providers and mobile network operators that are selected to be statistically representative of users. At some locations, we employ multiple Internet connections and install equipment racks that can accommodate multiple measurement computers. The hosting arrangements for our measurement computers typically have terms ranging from three months to more than one year.

These Web measurement computers access a Web site to download Web pages and execute single-page and multi-page transactions, while taking measurements of every component in the process. These computers take measurements continually throughout the day, at intervals as often as three minutes, depending on the customer’s requirements and subscription service level.

The mobile measurement computers access mobile content, applications, and services and conduct typical mobile activities such as voice, messaging, e-mail and Web browsing while taking measurements of every component in the process. The mobile browsers and mobile devices take measurements continually throughout the day, at intervals as often as 15 minutes, depending on the customer requirements and subscription service level.

As of September 30, 2010, we had deployed more than 3,000 measurement computers and mobile devices in over 275 locations and 180 metropolitan areas worldwide. Included in this total are over 250 mobile devices, including Apple iPhone, RIM Blackberry, HTC Android, Palm Pre and Nokia. We continually upgrade and balance our network capacity to meet the needs of our customers. As of September 30, 2010, we had deployed SITE probes in more than 180 cities in major geographical regions across the world to test the quality of customer services when accessed via various roaming arrangements between mobile operators.

Operations and Data Centers

Our operations centers, located in San Mateo, California; Plano, Texas; and Nuremberg, Germany, are designed to be scalable to support large numbers of measurement computers and to store, analyze and manage large amounts of data from these computers. Our measurement computers receive instructions from, and return collected data to, our operations centers. The data is stored in large databases that incorporate a proprietary transaction-processing system that we designed to store measurement data efficiently and to deliver measurement data quickly. We also employ proprietary, high-performance application servers that manage the collection of measurement data, the insertion of the data into our databases and the dissemination of this data to our customers in a variety of forms and delivery methods. Our GlobalRoamer infrastructure is managed from Nuremberg, Germany, the headquarters of our Keynote SIGOS subsidiary.

Reporting and Analysis Tools

We offer the following tools for reporting and analysis:

•	SMS and Email Alerts. Our customers can be notified by email, text message or pager when download times exceed a particular value in specific cities or error counts indicate that a Web site or application is unresponsive.

•	Daily Email Reports. Our customers can receive a daily email that summarizes the performance and availability of measured Web sites and applications, with comparisons to industry averages over the same time period.

•	Web-Based Analysis. Using their Web browsers and a password, our customers can access our online dashboard, MyKeynote, to retrieve, view and analyze measurement data in multiple formats.

•	Data APIs. Our customers can retrieve measurement data through an API, or through bulk file transfers using an industry-standard file-transfer protocol. This allows our customers to incorporate our measurement data within their own custom data-analysis applications.

Customers

As of September 30, 2010, we provided products and services to more than 2,800 customers of all sizes in 81 countries, representing a broad cross-section of industries including:

     •  Automotive
     •  Business-to-Business (B2B)
     •  Digital Media/Internet
     •  Financial Services
     •  Government
     •  Healthcare
     •  Hospitality/Travel
     •  Retail
     •  Technology
     •  Telecommunications

Sales, Marketing and Customer Support

Sales

We sell our Internet and Mobile Cloud products and services globally through our field sales and telesales organizations. Our Internet and Mobile field sales teams concentrate on selling and servicing our largest customers and consist of direct sales representatives and sales engineers located in 17 metropolitan areas (12 across the United States and 5 in Europe). In addition to our global field sales teams, we have telesales personnel located in Plano, Texas and India. These telesales personnel focus primarily on selling our subscription services and providing telephone and email sales support and customer service. We also market and sell some of our services through our self-service Web site.

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

Marketing

We maintain an active marketing program designed to demonstrate the breadth and depth of our Internet and Mobile Cloud solutions. We promote our brand through multiple means including the public availability on our Web site of top level details for our e-business performance indices (both page download and transaction), and through our regular reporting and commentary to the media regarding Internet performance-related events.

Our marketing programs include advertising, Internet marketing, trade events, public relations, and other events such as User Conferences and Executive Summits. User Conferences and Executive Summits provide an opportunity for us and our partners to brief chief information officers, chief technology officers, information technology executives and network administrators on emerging solutions, new methodologies and best practices to improve mobile and online business performance.

Customer Support and Maintenance

We provide customer support by email and telephone. Basic support for all our services is available during the business day. For a fee, advanced support is available for our Internet Cloud products through Keynote Diagnostic Services for customers who want analytical or diagnostic support, or who require access 24 hours per day, 7 days per week to Keynote experts to assist them with their questions. We also provide ongoing technical and post-contract support and maintenance for our SITE systems either from our German subsidiary or at a customer’s designated location.

Development

The Internet and mobile markets are characterized by rapid technological developments, frequent product and service updates and evolving industry standards such as Internet telephony, wireless devices, and Wi-Fi networks. The ongoing evolution of the Internet and mobile markets requires us to continually improve the functionality, features and reliability of our Internet and Mobile Cloud products and services, particularly in response to competing offerings. Therefore, we believe that our future success will depend in large part on our ability to maintain and enhance our current products and services and to develop or acquire new services and technologies that achieve market acceptance. The success of product and service introductions depends on several factors, including properly defining the scope and timely completion, introduction and market acceptance. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt our products and services.

Competition

The market for our products and services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet and mobile software and services with features similar to our products and services such as Compuware (which acquired Gomez), Hewlett-Packard (which acquired Mercury Interactive), Neustar (which acquired Webmetrics), and a variety of other Internet and mobile companies that offer a combination of testing, market research and data collection services. Customers could choose to use these companies’ products and services or these companies could enhance their products and services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

We also could face competition from other companies, which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors’ products and services. We face competition for our mobile services from companies such as Ascom (which acquired Argogroup), JDS Uniphase (which acquired Casabyte), Datamat and Mobile Complete.

In the future, we intend to expand our product and service offerings and continue to measure and manage the performance of emerging technologies which could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

There are many large and small firms that offer computer network and Internet-related consulting services. Because this area is very competitive and we have limited resources dedicated to delivering professional services, we may not succeed in selling these services.

Increased competition may result in price reductions, increased costs of providing our products and services and loss of market share, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.

Intellectual Property

We are a technology company whose success depends on developing, updating, acquiring and protecting our intellectual property assets.

Intellectual Property Assets

Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications and the proprietary software we developed or acquired to provide our products and services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our products and services. The trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynotetm The Mobile & Internet Performance Authoritytm, Keynote FlexUsetm. All other trademarks are the property of their respective owners.

We currently have five issued U.S. patents and three U.S. patent applications related to our Internet services. We also have one issued German patent and fifteen German patent applications related to our Mobile services. It is possible that no patents will be issued from our current pending patent applications and that our issued patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged. It is also possible that any patent issued to us may not provide us with any competitive advantages, that we may not develop future proprietary products or technologies that can be patented, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

Our proprietary software is an integral part of our Internet and Mobile Cloud products and services and consists of the software we developed or acquired to collect, store, and deliver our measurement data to customers. We also have developed software that we use to provision customers’ orders and to bill our customers.

Protection of Our Intellectual Property

The intellectual property we use in our business is important to us. Despite our efforts, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business.

Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products and services are distributed or made available. Furthermore, our competitors may independently develop similar technology that substantially limits the value of our intellectual property, or they may design around patents issued to us.

The use of our products and services by many of our customers is governed by a Web-based subscription agreement, while additional terms and conditions may be added by means of a formal, written contract with some of our larger customers. Each time customers use our products and services, they “click” on a Web page to agree to terms and conditions that are posted on our Web site, and our relationship with these customers is then governed by these terms and conditions and any written agreements that may exist. There is a possibility that a court, arbiter or regulatory body could deem this type of agreement to be invalid or determine that the terms and conditions governing the agreement do not fully protect our intellectual property rights. If that were to occur, our business could be harmed.

Licensed Technology

We license certain statistical, graphical and database technologies from third parties. We cannot assure you that these technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of this technology could require us to obtain substitute technology of lower quality or performance standards or at a greater cost. If we do not obtain or develop substitute technology, we could be unable to offer all of the features or functionality that we desire to include in our products and services.

Foreign and Domestic Operations and Geographic Data

The United States represents our largest geographic marketplace. Approximately 55%, 55%, and 57% of our total net revenue came from customers in the United States during the years ended September 30, 2010, 2009, and 2008, respectively. Our overall operating performance in foreign countries, mainly those in Europe, can be adversely affected by foreign currency exchange rate fluctuations, primarily the Euro and to a lesser extent the British pound.

Our geographic financial information is contained in Note 9 “Geographic and Segment Information” in the notes to consolidated financial statements included in Item 8 of this report on Form 10-K.

Employees

As of September 30, 2010, we had a total of 323 employees, of which 207 were based in the United States, 103 were based in Germany and 13 were based in other international locations. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. In our German subsidiary, our employees are represented by a workers’ council which consists of employees who are elected onto the council by their colleagues. We believe that our relationships with our domestic and international employees are good. Our future success depends on our ability to attract, motivate and retain our key personnel. We may be unable to retain our key employees, including our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. There is substantial competition for highly skilled employees with experience in the Internet and mobile industries.

About Us

We were incorporated in 1995. Our headquarters is located at 777 Mariners Island Blvd., San Mateo, CA and our telephone number at that location is (650) 403-2400. Our company Web site is www.keynote.com although information on that Web site shall not be deemed incorporated in this report. Through a link on the Investor Relations section of our Web site, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and all amendments to those reports filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

Our quarterly financial results are subject to significant fluctuations, and if our future results are below the expectations of investors, the price of our common stock may decline.

Our results of operations could vary significantly from quarter to quarter. If revenue or other financial results fall below ours or investor expectations, we may not be able to increase our revenue or reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•	Fluctuations of foreign exchange rates;

•	The effect of global economic conditions on customers and partners;

•	The rate of new and renewed subscriptions for our services, particularly large customers;

•	The amount and timing of any reductions or increases by our customers in their usage of our products and services;

•	Our ability to increase the number of Web sites we measure and the scope of products and services we offer our existing customers in a particular quarter;

•	The timing and service period of orders received during a quarter, especially from new customers;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from products and services that are not as widely used or that are experiencing decreased demand such as some of our Internet Cloud services;

•	The level of sales of our Mobile Cloud products and services and the timing of customer acceptance during the period;

•	The timing and amount of professional services revenue, which is difficult to predict because of its dependence on the number of professional services engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	The timing and amount of operating costs, including unforeseen or unplanned operating expenses, sales and marketing investments, and capital expenditures;

•	Seasonal factors, such as our LoadPro services which are typically higher in our first fiscal quarter due to customers preparing their Web sites for the holiday buying season;

•	Future accounting pronouncements and changes in accounting policies;

•	Future macroeconomic conditions in our domestic and international markets, as well as the general level of discretionary IT spending;

•	The timing and amount, if any, of impairment charges related to potential write down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

•	The cost associated with and the integration of future acquisitions or divestures.

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

Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales in Europe, as well as non-United States dollar denominated operating expenses incurred throughout the world. As was the case in the most recent year, volatility of foreign currencies relative to the United States dollar adversely affected the United States dollar value of our foreign currency-denominated sales and earnings.

International sales in dollars were approximately 45% of our total net revenue for the years ended September 30, 2010 and 2009. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

•	currency exchange rate fluctuations, primarily the Euro;

•	seasonal fluctuations in purchasing patterns;

•	unexpected changes in regulatory requirements;

•	maintaining and servicing computer systems in distant locations;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws;

•	difficulties in establishing and enforcing our intellectual property rights in some countries; and

•	political or economic instability, war or terrorism in the countries where we are doing business.

The Internet and mobile devices may not be used as widely in other countries and the adoption of e-business may evolve slowly or may not evolve at all. As a result, we may not be successful in selling our products and services to customers in markets outside the United States.

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

While we were profitable in fiscal 2010 and 2009, we incurred net losses in fiscal 2008, fiscal 2007 and in other prior fiscal years. As of September 30, 2010, we had an accumulated deficit of $138 million. If we are not able to increase our revenues, it may be difficult to sustain profitability. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2010, we had $3.9 million of net identifiable intangible assets and $63.2 million of goodwill. We may in the future incur impairment charges in connection with a write down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense, in accordance with the Financial Accounting Standards Board’s (“FASB’s”) guidance on stock compensation, the cost of stock-based compensation awards. As a result of these and other conditions, we may not be able to sustain profitability in the future.

The success of our business depends on maintaining a large customer base, either by customers renewing their subscriptions for our products and services and purchasing additional products and services or by obtaining new customers.

To maintain and grow our revenue, we must maintain or increase the overall size of our customer base, either through maintaining high customer renewal rates, obtaining new customers for our products and services, and/or selling additional products and services to existing customers. Our customers have no obligation to renew our products and services after the contract term and, therefore, they could cease using our products and services at any time. In addition, customers that renew may contract for fewer product and services or at lower prices. Further, our customers may reduce their use of our products and services during the term of their subscription or purchase lower levels of our products and service. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. The size of our customer base and prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

Additionally, sales of our products and services may decline as companies evaluate their technology spending in response to the global economic environment. We have experienced in the past, and may experience in the future, reduced spending, cancellations, and non-renewals by our customers. If we experience reduced renewal rates or if customers renew for a lesser amount of our products and services, or if customers, at any time, reduce the amount of products or services they purchase from us for any reason, our revenue could decline unless we are able to obtain additional customers or sources of revenue, sufficient to replace lost revenue.

If our Mobile Cloud products and services decline, we may not be able to grow our revenue and our results of operations will be harmed.

Revenue from our Mobile Cloud products and services was $32.6 million for the year ended September 30, 2010. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile Cloud products and services.

The inability of our products and services to perform properly could result in loss of or delay in revenue, injury to our reputation or other harm to our business.

We offer complex products and services, which may not perform at the level our customers expect. Despite our testing, upgrades to our existing or future products and services may not perform as expected due to unforeseen problems, which could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs or increased service costs. In addition, we have in the past, and may in the future, acquire, rather than develop internally, some of our products and services.

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

A disruption to our global monitoring network infrastructure could impair our ability to serve and retain existing customers or attract new customers.

Our operations depend upon our ability to maintain and protect our data centers, which store and distribute all data collected from our global monitoring network. We currently serve our customers from facilities located in San Mateo, California; Plano, Texas; and Nuremburg, Germany. Our primary operations center is located at our corporate headquarters in San Mateo, California, which is susceptible to earthquakes and possible power outages.

We have occasionally experienced outages in the past and, if we experience outages at our operations centers in the future, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our products and services to our customers on a timely basis.

Although we maintain insurance against fires, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case. If our operations centers are damaged, this could disrupt our products and services, which could impair our ability to retain existing customers or attract new customers.

Any outage for any period of time or loss of customer data could cause us to lose customers. Our operations systems are also vulnerable to damage from break-ins, computer viruses, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Our insurance may not be adequate in any particular case.

Individuals who attempt to breach our network security, such as hackers, could, if successful, misappropriate proprietary information or cause interruptions in our products and services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We may not have a timely remedy against a hacker who is able to breach our network security. In addition to intentional security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer could harm our operating results.

Our ten largest customers accounted for approximately 31% and 34% of our total net revenue for the years ended September 30, 2010 and 2009, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their products and services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

Our investment in sales and marketing may not yield increased customers or revenue.

We have invested in our sales and marketing activities to help grow our business, including hiring additional sales personnel. Typically, additional sales personnel can take time before they become productive, and our marketing programs may also take time before they yield additional business, if any. We cannot assure you that these efforts will be successful, or that these investments will yield significantly increased revenue in the near or long-term.

Our business could be harmed by adverse economic conditions or reduced spending on information technology.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to reduce spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in consumer demand also could have a variety of negative effects on our customers’ demand for our products and services. Other factors that could influence demand include labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, real estate values across the United States have been adversely affected by the global economic downturn and tighter credit conditions, and we cannot assure you that the value of our building will not be further affected by these conditions.

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

If we do not complement our direct sales force with relationships with other companies to help market our products and services, we may not be able to grow our business.

To increase sales worldwide, we must complement our direct sales force with relationships with companies to help market and sell our products and services to their customers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to direct sales and marketing efforts. We would also lose anticipated revenue from customer referrals and other co-marketing benefits.

In the past, we have had to terminate relationships with some of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we may have to commit resources to supplement our direct sales effort to find additional resellers in foreign countries.

Our success depends in part on the ability of these companies to help market and sell our products and services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, these companies could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors, or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenue.

If the market does not accept our professional services, our results of operations could be harmed.

Professional services revenue represented approximately 11% and 12% of total net revenue for the years ended September 30, 2010 and 2009, respectively. We will need to successfully market these services in order to maintain or increase professional services revenue. The market for these services is very competitive. Each professional services engagement typically spans over a one month to twelve month period and, therefore, it is more difficult for us to predict the amount of professional services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our professional services revenue.

We face competition that could make it difficult for us to acquire and retain customers.

The market for our products and services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet and mobile software and services with features similar to our products and services such as Compuware, Hewlett-Packard, Neustar and a variety of other Internet and mobile companies that offer a combination of testing, market research and data collection services. Customers could choose to use these companies’ products and services or these companies could enhance their products and services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

In addition, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. In prior years, Compuware acquired Gomez, Hewlett-Packard acquired Mercury Interactive, and Neustar acquired Webmetrics. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that the loss of a major customer could harm our revenue.

We could also face competition from other companies, which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors’ services. We face competition for our mobile products and services from companies such as Ascome (which acquired Argogroup), JDS Uniphase (which acquired Casabyte), Datamat and Mobile Complete.

In the future, we intend to expand our product and service offerings and continue to measure and manage the performance of emerging technologies which could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies, such as IBM. Because this area is very competitive, and we have limited resources dedicated to delivering professional services, we may not succeed in selling these services.

Increased competition may result in price reductions, increased costs of providing our products and services and loss of market share, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.

If we do not continually improve our products and services in response to technological changes, including changes to the Internet and mobile networks, we may encounter difficulties retaining existing customers and attracting new customers.

The ongoing evolution of the Internet and mobile networks has led to the development of new technologies and communications protocols such as Internet telephony, wireless devices, Wi-Fi networks, HSDPA and LTE, as well as increased use of various applications, such as VoIP and video. These developing technologies require us to continually improve the functionality, features and reliability of our products and services, particularly in response to offerings by our competitors. If we do not succeed in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers.

The success of new products and services depends on several factors, including proper definition of the scope and timely completion, introduction and market acceptance. If new Internet, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt to these developments or we could lose market share or some of our products and services could become obsolete.

The market price of our common stock can be volatile.

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we only have approximately 14.9 million shares outstanding at September 30, 2010, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.

We had $63.2 million of goodwill recorded on our consolidated balance sheet as of September 30, 2010. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. At September 30th of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.

Our cash, cash equivalents and short-term investments are managed through various banks around the world and we may realize losses on these.

We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world, and our results could vary materially from expectations depending on gains or losses realized on the sale or exchange of investments; impairment charges related to debt securities as well as other investments; and interest rates. The volatility in the financial markets and overall economic conditions increases the risk that the actual amounts realized in the future on our investments could differ significantly from the fair values currently assigned to them.

If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology, and our market share could decline.

Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims of third parties with respect to our technology and intellectual property. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws, and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and services or obtain and use information that we regard as proprietary.

The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and unauthorized third parties, including our competitors, may independently develop similar or superior technology, duplicate or reverse engineer aspects of our products and services, or design around our patented technology or other intellectual property.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We could become subject to intellectual property infringement claims as our products and services overlap with competitive offerings. In addition, we are, or could be, subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award, to develop non-infringing technology, obtain a license to use the infringed intellectual property, or cease selling the products and services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.

Our measurement computers and mobile devices are located at sites that we do not own or operate, and it could be difficult for us to maintain or repair them if they do not function properly.

Our measurement computers and mobile devices that we use to provide many of our products and services are located at facilities that are not owned by our customers or us. Instead, these devices are installed at locations near various worldwide Internet access points. We do not own or operate the facilities, and we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to maintain relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or being acquired. In addition, if our measurement computers and mobile devices cease to function properly, we may not be able to repair or service them on a timely basis, as we may not have immediate access to our measurement computers and measurement devices. Should performance problems arise, our ability to collect data in a timely manner could be impaired if we are unable to quickly maintain and repair our computers and devices.

The success of our business depends on the continued use of Internet and mobile networks by business and consumers for e-business and communications and, if usage of these networks declines, our operating results and working capital would be harmed.

Because our business is based on providing Internet and Mobile Cloud products and services, Internet and mobile networks must continue to be used as a means of electronic business and communications. In addition, we believe that the use of Internet and mobile networks for conducting business could be hindered for a number of reasons, including, but not limited to:

•	security concerns, including the potential for fraud or theft of stored data and information communicated over Internet and mobile networks;

•	inconsistent quality of service, including outages of popular Web sites and mobile networks;

•	delay in the development or adoption of new standards;

•	inability to integrate business applications with the Internet; and

•	the need to operate with multiple and frequently incompatible products.

Improvements to the infrastructure of Internet and mobile networks could reduce or eliminate demand for our Internet and Mobile Cloud products and services.

The demand for our products and services could be reduced or eliminated if future improvements to the infrastructure of Internet or mobile networks lead companies to conclude that the measurement and evaluation of their performance is no longer important to their business. We believe that the vendors and operators that supply and manage the underlying infrastructure still look to improve the speed, availability, reliability and consistency of Internet and mobile networks. If these vendors and operators succeed in significantly improving the performance of these networks, which would result in corresponding improvements in the performance of companies’ Web sites, mobile networks and services, demand for our products and services would likely decline, which would harm our operating results.

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

We have completed several acquisitions in the past and, as a part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, or may otherwise offer growth opportunities. Future acquisitions could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies;

•	difficulties in managing a larger organization with geographically dispersed operations;

•	unanticipated costs associated with the acquisition or incurring of additional unknown liabilities;

•	diversion of management’s attention from other business concerns;

•	entry in new businesses in which we have little direct experience;

•	difficulties in marketing additional services to the acquired companies’ customer base or to our customer base;

•	adverse effects on existing business relationships with resellers of our products and services, our customers and other business partners;

•	the need to integrate or enhance the systems of an acquired business;

•	impairment charges related to potential write down of acquired assets in acquisitions;

•	failure to realize any of the anticipated benefits of the acquisition; and

•	use of substantial portions of our available cash, or dilution in equity if stock is used, to consummate the acquisition and/or operate the acquired business.

Failure to maintain effective internal controls and changes to existing regulations may increase our costs and risk of noncompliance as well as adversely affect our stock price, revenue, and reported financial results.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the recently-enacted Dodd-Frank Consumer Protection Act and rules subsequently implemented by the SEC and The Nasdaq Stock Market, have imposed and will impose a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Moreover, generally accepted accounting principles, or GAAP, are promulgated by, and are subject to the interpretation of the FASB and the SEC. New accounting guidance or taxation rules and varying interpretations of accounting guidance or taxation practices have occurred and may occur in the future. Any future changes in accounting guidance or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. For example, the FASB has recently issued new accounting guidance related to revenue recognition and the SEC is considering adoption of international financial reporting standards. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of September 30, 2010, our facilities primarily consisted of our headquarters building in San Mateo, California, an 188,000 square foot building which we own. We currently occupy approximately 42,000 square feet of this facility, which is our principal sales, marketing, product development, operations and administrative location and contains our primary data center. In addition, we lease 25,100 square feet in Nuremberg, Germany for our Mobile operations, including sales, operations and administration; 8,200 square feet in Plano, Texas for our inside sales, support and operations; and 5,700 square feet in Seattle, Washington for our Mobile operations. We also lease sales offices, in Austin, Texas; Alexandria, Virginia; Paris, France; Toronto, Canada; Reading, United Kingdom; Stockholm, Sweden; and Hamburg, Germany.

From time to time, we consider alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire or dispose of space to accommodate any future business needs.

Item 3.	Legal Proceedings

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

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on June 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Briefing on the appeal was completed on November 17, 2009. The Court heard oral argument on October 5, 2010 and the Court’s decision may be issued at any time. No amount has been accrued as of September 30, 2010 since management believes that our liability, if any, is not probable and cannot be reasonably estimated.

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	(Removed and Reserved)

Item 4A.	Executive Officers

The following table presents information regarding our executive officers and other key employees as of December 1, 2010:

Name	Age	Position

Umang Gupta	61	Chairman of the Board and Chief Executive Officer
Curtis Smith	45	Chief Financial Officer
Anshu Agarwal	41	Vice President of Marketing
Donald Aoki	53	Senior Vice President of Keynote Professional Services
Vik Chaudhary	45	Vice President of Product Management and Corporate Development
Adil Kaya	43	Managing Director of Keynote SIGOS
Krishna Khadloya	51	Vice President of Engineering
Jeffrey Kraatz	56	Senior Vice President of Worldwide Sales and Services
Martin Löhlein	44	Managing Director of Keynote SIGOS
David Peterson	49	Chief Accounting Officer
Eric Stokesberry	42	Vice President of Operations

Umang Gupta has served as one of our directors since September 1997 and as our Chief Executive Officer and Chairman of the Board of Directors since December 1997. From 1996 to 1997, he was a private investor and an advisor to high-technology companies. From 1984 to 1996, he was the founder, Chairman of the Board and Chief Executive Officer of Gupta Technologies, a client/server database and tools company. Prior to that, he held various positions with Oracle Corporation and IBM. Mr. Gupta holds a Bachelor of Science degree in Chemical Engineering from the Indian Institute of Technology, Kanpur, India, and an M.B.A. degree from Kent State University.

Curtis Smith has served as our Chief Financial Officer since July 2010. From February 2006 until joining Keynote, Mr. Smith held various positions at GCA Savvian Advisors, most recently as a Partner and Managing Director. From 2003 to October 2005, Mr. Smith served as Principal with Broadpoint Gleacher Securities Group, Inc. Prior to that, he worked for Credit Suisse First Boston’s technology group where he served as Vice President. Mr. Smith holds a Bachelors of Administration degree from Brigham Young University and an M.B.A. from University of Southern California.

Anshu Agarwal has served as our Vice President of Marketing since May 2008. Mr. Agarwal served as our Executive Director of Marketing from February 2007 to April 2008 and Senior Director of Marketing from April 2006 to January 2007. From January 2002 until joining Keynote, Mr. Agarwal was at Allianz/Fireman’s fund, where he last held the position of Senior Director of Marketing. Prior to that, Mr. Agarwal served in various positions at a number of technology companies, including Shutterfly.com, Sparks.com, Foundry Networks, and Hewlett Packard Company. He holds a Bachelors of Administration degree from Rutgers University and an M.B.A. from NYU Stern School of Business.

Donald Aoki has served as our Senior Vice President of Keynote Professional Services since July 2008. Mr. Aoki joined Keynote in May 1997 and has served as our General Manager of Customer Experience Management, Senior Vice President of Engineering and Operations, and Vice President of Engineering. Prior to joining Keynote, he served as a Business Unit General Manager at Aspect Telecommunications, a supplier of customer relational management solutions. Mr. Aoki holds a Bachelors of Science degree in Computer Science from the University of Southern California and a Masters of Science degree in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

Vik Chaudhary has served as our Vice President of Product Management and Corporate Development since June 2007. Mr. Chaudhary joined Keynote in May 2002 and has served as our Vice President of Marketing and Senior Director of Corporate Development. From March 2000 until joining Keynote, Mr. Chaudhary was the founder and Chief Executive Officer of Bizmetric, an online business measurements company. Prior to that, he was

Director of Product Management at Gupta Technologies and led software engineering teams at Oracle Corporation. Mr. Chaudhary holds a Bachelors of Science degree in Computer Science and Engineering from the Massachusetts Institute of Technology.

Adil Kaya has served as Managing Director of Keynote SIGOS since April 2008. Prior to that, Mr. Kaya served as Director of Sales and Professional Services at Keynote SIGOS. From 1990 until its acquisition by Keynote in April 2006, he served as Director of Sales and Professional Services at SIGOS GmbH. Mr. Kaya holds a Master’s degree in Electrical Engineering from the University of Applied Sciences in Cologne, Germany.

Krishna Khadloya has served as our Vice President of Engineering since April 2006. Mr. Khadloya joined Keynote in September 1999 and has served as our Director and Senior Director of Engineering. Prior to that, he served as Director of Research and Development at Mentor Graphics Corporation, an electronic design automation software company. Mr. Khadloya holds a Masters of Science degree in Computer Science from State University of New York Albany and a Bachelors of Science degree in Electrical and Electronics Engineering from Birla Institute of Technology and Science at Pilani, India. He has attended the Executive Program at Stanford University’s Graduate School of Business.

Jeffrey Kraatz has served as our Senior Vice President of Worldwide Sales and Services since May 2007. Mr. Kraatz joined Keynote in April 2006 as Vice President of Sales Americas and Asia Pacific. From June 2004 until joining Keynote, Mr. Kraatz was the Vice President of Worldwide Sales for Caspian Networks, an advanced IP router company. From September 2002 to May 2004, he was the founder of Strategic Alliance Worldgroup, an Asian focused international sales and marketing consulting firm. From April 1999 to March 2002, he was CEO of two business-to-business electronic-commerce companies, Netclerk and Fastxchange. Prior to that, he was Vice President of Sales and Marketing at Warpspeed Communications, held a number of senior management positions with Octel Communications, and spent ten years working at SPRINT. He holds a Bachelors of Administration degree in Economics from University of California, Los Angeles.

Martin Löhlein has served as Managing Director of Keynote SIGOS since April 2008. Prior to that, Mr. Löhlein served as Director of Research and Development at Keynote SIGOS. From 1991 until its acquisition by Keynote in April 2006, he served as Director of Research and Development at SIGOS GmbH. Mr. Löhlein holds a Bachelors of Science degree in Telecommunications Engineering from Georg-Simon-Ohm University of Applied Sciences in Nuremberg, Germany.

David Peterson has served as Chief Accounting Officer since July 2010. Mr. Peterson joined Keynote in July 2009 as Corporate Controller. He held various Vice President and Senior Vice President positions at BenefitStreet, Inc., a financial services company from June 2007 to January 2009, and was Corporate Controller at QuickLogic Corporation from April 2003 to June 2007, a public fabless semiconductor company. Prior to that, he held various positions at Spectrian Corporation, Philips Semiconductors, Fujitsu Microelectronics, PriceWaterhouse, and Ernst & Whinney. Mr. Peterson received a Bachelors of Science degree in Accounting from Oklahoma State University and was a Certified Public Accountant in Oklahoma.

Eric Stokesberry has served as our Vice President of Operations since November 2004. Mr. Stokesberry joined Keynote in 1998 as a Senior Software Engineer. Since then, he has served as Manager and Director of Test Engineering as well as Senior Director of Operations. Prior to joining Keynote, he worked at Network General, both as an engineer and as a product manager. Mr. Stokesberry holds a Bachelors of Science degree in Electrical Engineering from Stanford University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “KEYN” since our initial public offering on September 24, 1999. The following table presents the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	High	Low

Fiscal Year ended September 30, 2010:
Fourth Quarter	$11.92	$8.89
Third Quarter	12.18	8.96
Second Quarter	11.93	9.47
First Quarter	11.88	9.18
Fiscal Year ended September 30, 2009:
Fourth Quarter	$11.32	$7.25
Third Quarter	9.24	6.76
Second Quarter	9.47	6.61
First Quarter	13.52	6.34

On December 6, 2010, we had 14,975,109 shares of our common stock outstanding held by 58 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of technology companies’ securities have been volatile. Accordingly, the price of our common stock could be volatile due to a variety of factors, including those described under “Risk Factors” in Item 1A.

Dividend Policy

Prior to November 2009, we had not declared or paid any cash dividends on our common stock or other securities. In November 2009 and each subsequent quarter thereafter, we announced and paid a dividend of $0.05 per share payable to stockholders of record as of December 1, 2009, March 1, 2010, June 1, 2010 and September 1, 2010, respectively. In November 2010, we announced a dividend of $0.06 per share payable to stockholders of record as of December 1, 2010. In the future, we currently intend to pay a similar dividend on a quarterly basis. However, our decision to continue to do so will be affected by our future results of operations, financial position, business, changes to applicable tax laws and regulations, and the various other factors that may affect our overall business, including those set forth in “Risk Factors.” Accordingly, we cannot assure you that in the future we will continue to pay a quarterly dividend of this amount, or at all.

Equity Plans

As of September 30, 2010, we maintained our 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan, both of which were approved by our stockholders. The following table contains information about equity awards under those plans as of September 30, 2010:

(c)
	(a)				Number of Shares
	Number of Shares to		(b)		Remaining Available for
	be Issued Upon		Weighted Average		Equity Compensation Plans
	Exercise of		Exercise Price of		(Excluding Shares Reflected
Plan Category	Outstanding Options		Outstanding Options		in Column (a))

Equity compensation plans approved by stockholders	4,527,726	(1)	$11.51	(2)	1,558,028	(3)

Total	4,527,726		$11.51		1,558,028

(1)	This number includes 4,039,133 stock options outstanding and 488,593 RSUs issued under the 1999 Equity Incentive Plan.

(2)	These weighted average exercise prices do not reflect the shares that will be issued upon the vesting of outstanding awards under RSUs.

(3)	There were 1,418,950 shares that remained available for grant under the 1999 Equity Incentive Plan and 139,078 shares that remained available for grant under the 1999 Employee Stock Purchase Plan. All of the shares available for grant under the 1999 Equity Incentive Plan may be issued as restricted stock.

Purchases of Equity Securities

We did not repurchase any common stock during fiscal year 2010. If we were to make additional repurchases of shares of our common stock, we could face additional limits on our use of net operating losses.

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

The following graph and table compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index and iShares S&P North Amer Tech-Software. The graph and table assume that $100 was invested in our common stock, the NASDAQ Composite Index and iShares S&P North Amer Tech-Software on September 30, 2005, and calculates the annual return through September 30, 2010. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Cumulative Total Return

	September 30,
	2005	2006	2007	2008	2009	2010

Keynote Systems, Inc.	$100	$81	$106	$102	$73	$90
NASDAQ Composite Index	$100	$105	$126	$97	$99	$110
iShares S&P North Amer Tech-Software	$100	$105	$122	$107	$106	$126

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2010, 2009, and 2008, and the consolidated balance sheet data as of September 30, 2010 and 2009, are derived from and are qualified in their entirety by our consolidated financial statements which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2007 and 2006, and the consolidated balance sheet data as of September 30, 2008, 2007, and 2006, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Year Ended September 30,
	2010	2009	2008(2)	2007(1)	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Total revenue, net	$79,851	$80,107	$76,908	$67,754	$55,508
Net income (loss)	$1,686	$3,257	$(2,764)	$(4,691)	$(7,534)
Basic net income (loss) per share	$0.11	$0.23	$(0.18)	$(0.27)	$(0.41)
Diluted net income (loss) per share	$0.11	$0.23	$(0.18)	$(0.27)	$(0.41)
Shares used in computing basic and diluted net income (loss) per share:
Basic	14,708	14,323	15,522	17,533	18,278
Diluted	14,969	14,394	15,522	17,533	18,278
Cash dividends declared per common share	$0.20	—	—	—	—

	September 30,
	2010	2009	2008(2)	2007(1)	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$66,352	$57,968	$49,331	$107,935	$90,751
Total assets	$186,522	$182,219	$175,844	$229,480	$199,152
Long-term portion of capital lease obligation	—	—	$17	$31	$50
Total stockholders’ equity	$151,364	$150,020	$137,511	$190,885	$173,389

(1)	The results of operations for fiscal 2007 included net tax expense of $4.1 million that included deferred income tax expense totaling approximately $5.5 million associated with the increase in the valuation allowance against our net deferred tax assets.

(2)	The results of operations for fiscal 2008 included net tax expense of $1.0 million that included deferred income tax expense totaling approximately $3.1 million associated with the increase in the valuation allowance against our net deferred tax assets.

For information regarding comparability of this data as it may relate to future periods, see the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Keynote is a leading global provider of Internet and mobile cloud monitoring solutions. We provide cloud-based testing, monitoring and measurement products and services that enable our customers to know how their Web sites, content, and applications perform on virtually any combination of actual browsers, networks and mobile devices. Since our founding in 1995, we have built and optimized a global monitoring network comprised of over 3,000 measurement computers and mobile devices in over 275 locations and 180 metropolitan areas worldwide and execute more than 450 million performance measurements every day. We offer a robust portfolio of Internet and mobile products and services to optimize the end-user customer experience in two broad categories: Internet Cloud (“Internet Cloud”) and Mobile Cloud (“Mobile Cloud”). We combine our Internet and Mobile Cloud products and services with our Real User Experience Testing to offer our customers a unique value proposition.

We deliver our products and services primarily through a cloud-based model on a subscriptions basis (formerly referred to as Software-as-a-Service, or SaaS). Subscription fees range from monthly to multi-year commitments and vary based on the type of service selected, the number of measurements, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements, the communication protocols or services measured and any additional features ordered. Our SITE systems, which include monitoring software and hardware, usually are offered via a software license fee model that is bundled with ongoing maintenance and support. Because we do not have sufficient objective evidence of fair value for the maintenance and support, the entire contract fee is amortized over the length of the contract and is included in ratable license revenue. Our Real User Experience Testing services, or professional services, primarily are offered on an engagement, per incident or per study basis. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and the type of testing to be conducted.

Our net income decreased by $1.6 million, from net income of $3.3 million for the year ended September 30, 2009 to net income of $1.7 million for the year ended September 30, 2010. Total net revenue remained consistent, decreasing by $0.3 million, or 0.3%, from $80.1 million for the year ended September 30, 2009 to $79.9 million for the year ended September 30, 2010. The change in total net revenue is mainly attributable to a decrease of $2.4 million in our ratable licenses revenue and a decrease of $1.1 million in our professional services revenue; partially offset by, an increase of $3.3 million in subscription services revenue. Total costs and expenses remained consistent, increasing $0.5 million, or 0.6%, from $77.2 million for the year ended September 30, 2009 to $77.6 million for the year ended September 30, 2010.

For the year ended September 30, 2010, our ten largest customers accounted for approximately 31% of total net revenue. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or in aggregate, will renew our products and services and continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their contract at any time, with little or no penalty. If we lose a major customer or a group of significant customers, our revenue could significantly decline.

We believe that important trends and challenges for our business include:

•	continuing to drive growth in our Internet and Mobile Cloud products and services, as we believe that revenue growth is the primary factor in creating stockholder value;

•	growing Web measurement revenue (such as Transaction Perspective and Application Perspective which have increased over the past three quarters) in order to increase Internet revenues;

•	growing our overall customer base to support the growth of our Internet and Mobile revenue;

•	continuing to control our expenses in fiscal 2011 to maintain and improve profitability, particularly because of the economic uncertainties that continue to exist; and

•	challenges faced due to the current economic environment as this affects our customers’ ability to purchase our products and services.

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

Subscription Services Revenue

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

For customers that are billed the entire amount of their subscription in advance, subscription services revenue is deferred upon invoicing and is recognized ratably over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers that are billed on a monthly basis, revenue is recognized monthly based upon actual service usage for the month. Regardless of when billing occurs, we recognize revenue as services are provided and defer any revenue that is unearned. WebEffective service is sold on a subscription basis or as part of a professional services engagement. We recognize revenue from the use of our WebEffective service that is sold on a subscription basis ratably over the subscription period, commencing on the first day service is provided, and such revenue is recorded as subscription services revenue. We recognize revenue from the use of our WebEffective service as part of a professional services engagement at the time the professional services revenue is recognized and such revenue is recorded as professional services revenue.

Ratable Licenses Revenue

Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, software, maintenance, engineering and consulting services associated with SITE systems. We frequently enter into multiple element arrangements with mobile customers for the sale of our automated test equipment, including hardware and software licenses, consulting services to configure the hardware and software (implementation or integration services), post contract support (maintenance) services, training services and other minor consulting services. This determination is based on the hardware component of our multiple element arrangements being deemed to be a software related element. In addition, customers do not purchase the hardware without also purchasing the software. In other words, the software and hardware is sold as a package with payments due from customer upon delivery of this hardware and software package.

None of the SITE implementation/integration services provided by us is considered to be essential to the functionality of the licensed products. This assessment is due to the implementation/integration services being performed during a relatively short period (generally within two to three months) compared to the length of the arrangement which typically ranges from twelve to thirty-six months. Additionally, the implementation/integration services are general in nature and we have a history of successfully gaining customer acceptance.

We cannot allocate the arrangement consideration to the multiple elements based on vendor-specific objective evidence (“VSOE”) of fair value since sufficient VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, we recognize the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance provisions exist in the arrangement the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

Professional Services Revenue

Professional services revenue consists of fees generated from our professional consulting services that are purchased as part of a professional service or consulting project. Revenue from these services is recognized as the services are performed, typically over a period of one to twelve months. For professional service projects that contain milestones, we recognize revenue once the services or milestones have been delivered, based on input measures. Payment occurs either up-front or over time.

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

Deferred Revenue

Deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned license and subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Deferred revenue is reduced to the extent that there are any accounts receivable balances associated with the deferred revenue (“unpaid deferred revenue”) at the balance sheet date and may change at any point in time based upon the timing of when invoices are collected. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned more than twelve months from the balance sheet date and primarily consists of SITE revenue.

We generally do not grant refunds. All discounts granted reduce revenue. Free trials are occasionally provided to prospective customers who would like to try certain of our subscription services before they commit to purchasing the services. The services provided during the trial period are typically stand-alone transactions and are not bundled with other services. Revenue is not recognized for these free trial periods.

The table below provides the details of gross deferred revenue (short-term and long-term aggregated), unpaid deferred revenue and net deferred revenue (the amount presented on the consolidated balance sheets) as of September 30, 2010 and 2009.

	Domestic	International	Total
	(In thousands)

Net deferred revenue	$4,631	$16,834	$21,465
Add back: unpaid deferred revenue	2,584	3,191	5,775

Gross deferred revenue at September 30, 2010	$7,215	$20,025	$27,240

Net deferred revenue	$5,880	$12,948	$18,828
Add back: unpaid deferred revenue	1,665	1,810	3,475

Gross deferred revenue at September 30, 2009	$7,545	$14,758	$22,303

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

Our annual goodwill review in each of fiscal 2010, 2009, and 2008 did not result in an impairment charge. The goodwill recorded on the consolidated balance sheet as of September 30, 2010 was $63.2 million as compared to $66.1 million as of September 30, 2009. The change in goodwill from September 30, 2009 to September 30, 2010 was a result of foreign exchange rate fluctuations, which affect the goodwill amounts recorded in our foreign subsidiaries.

Stock-based Compensation

We issue stock options and restricted stock units to our employees and outside directors and provide our employees the right to purchase common stock under our employee stock purchase plan. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options and restricted stock units or the issue of stock under the employee stock purchase plan. Additionally, if actual forfeiture rates differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 6 to the notes to consolidated financial statements for more detail.

Income Taxes, Deferred Income Tax Assets and Deferred Income Tax Liabilities

We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities, including the impact, if any, of additional taxes resulting from tax examinations together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recoverable from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the valuation allowance in a period, our deferred tax expense increases. If a valuation allowance is decreased, deferred tax expense may be reduced, goodwill may be reduced, or paid in capital may be increased, depending on the nature and source of the deferred tax assets. This analysis is applied on a jurisdiction by jurisdiction basis and requires significant judgment and consideration of all available positive and negative evidence.

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

The uncertainties which could affect the realization of our deferred tax assets include various factors such as the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized or a mismatch in the tax jurisdiction in which taxable income is generated and companies with the deferred tax assets.

As of October 1, 2007, we adopted the Financial Accounting Standards Board’s (“FASB’s”) guidance on the accounting for uncertain tax positions. This Guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position is a two-step process. The first step is recognition — we determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement — a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

In December 2007, we entered into an agreement whereby we purchased certain intangible assets from our German subsidiary. This transaction was treated as an intercompany sale and, as such, tax is not recognized on the sale until we no longer benefit from the underlying asset. Therefore, during December 2007, we recorded a long-term prepaid tax asset of $1.8 million which represents the tax that the German subsidiary will pay of $3.0 million, offset by the elimination of the remaining carrying amount of the deferred tax liability related to these intangible assets that was established at the time of the acquisition of the German subsidiary. The deferred tax liability had a carrying amount of $1.2 million at the time of the transfer. We are amortizing the net prepaid tax asset of $1.8 million through tax expense over the life of the underlying asset which has been estimated to be 48 months. During the three months ended September 30, 2009, we recorded an additional prepaid tax asset of $1.1 million which represents the additional tax that the German subsidiary will pay based upon an increase in the purchase price calculated in fiscal 2009. We are amortizing the additional net prepaid tax asset of $1.1 million through tax expense over the remaining life of the underlying asset. Amortization expense on the prepaid tax asset was $0.8 million, $0.8 million and $0.4 million for the years ended September 30, 2010, 2009 and 2008, respectively. As of September 30, 2010, the prepaid tax asset, net of accumulated amortization, was $0.8 million and is included in deferred costs and other long-term assets on the consolidated balance sheets.

Results of Operations

Amounts in this “Results of Operations” section are in thousands unless otherwise noted. The following table sets forth selected items from our consolidated statements of operations as a percentage of total net revenue.

	Year Ended September 30,
	2010	2009	2008

Net revenue:
Subscription services	61.2%	56.9%	58.9%
Ratable licenses	27.8	30.8	28.4
Professional services	11.0	12.3	12.7

Total revenue, net	100.0	100.0	100.0
Costs and expenses:
Costs of revenue:
Direct costs of subscription services	10.9	10.8	10.8
Direct costs of ratable licenses	8.6	7.6	8.5
Direct costs of professional services	7.2	7.4	9.2
Development	15.0	15.3	16.4
Operations	9.6	10.3	11.2
Amortization of intangible assets — software	2.0	1.4	1.3
Sales and marketing	31.9	29.8	33.4
General and administrative	13.1	12.9	13.2
Excess occupancy income	(1.9)	(1.3)	(1.5)
Amortization of intangible assets — other	0.8	1.3	2.8
Lease abandonment expense	—	0.8	—

Total costs and expenses	97.2	96.3	105.3

Income (loss) from operations	2.8	3.7	(5.3)
Interest income	0.5	1.1	3.9
Other income (expenses)	(0.1)	0.6	(0.9)
Provision for income taxes	(1.1)	(1.3)	(1.3)

Net income (loss)	2.1%	4.1%	(3.6)%

Net Revenue

	2010	% Change	2009	% Change	2008

Net revenue:
Subscription services	$48,860	7%	$45,597	1%	$45,314
Ratable licenses	22,203	(10)%	24,623	13%	21,820
Professional services	8,788	(11)%	9,887	1%	9,774

Total net revenue	$79,851	—%	$80,107	4%	$76,908

Subscription Services

Subscription services revenue consists of our Internet measurements, monitoring, testing, diagnostic and performance scoreboard services along with GlobalRoamer services. Subscription services fees can vary based on the number of pages measured, the number of devices monitored, the number of measurement locations, the number of users, the number of hours, the frequency of the measurements, the number of private agents, the additional features ordered, and the type of services purchased.

Net revenue from subscription services increased by $3.3 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. The increase in subscription services revenue for the year ended September 30, 2010 was mainly attributable to increased revenues from our mobile subscription services of $2.4 million and from our LoadPro subscription services of $1.9 million, partially offset by decreases of $0.5 million in our VoIP subscription services and of $0.4 million in our WebEffective subscription services.

Net revenue from subscription services increased by $0.3 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The increase in subscription services revenue for the year ended September 30, 2009 was mainly attributable to increased revenues from our LoadPro and Application Perspective subscription services totaling $2.2 million and from our mobile services of $1.1 million, partially offset by a decrease in our Web site Perspective subscription services of $2.5 million and in our WebEffective subscription services of $0.5 million.

Ratable Licenses

Ratable licenses revenue is generated by our subsidiary located in Germany and is denominated in Euros. As such, this revenue is also affected by foreign exchange fluctuations. Net revenue from these sales is recognized over the maintenance period for each contract, which is typically twelve to thirty-six months.

Net revenue from ratable licenses decreased by $2.4 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. The decrease in ratable licenses revenue was mainly attributable to fewer purchases of SITE systems, partially offset by an increase in customers renewing maintenance on existing systems.

Net revenue from ratable licenses increased by $2.8 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The increase in ratable licenses revenue was mainly attributable to revenue growth from the sale of new SITE systems and existing customers renewing maintenance agreements, offset by an unfavorable impact from foreign exchange rates.

Professional Services

Net revenue from professional services decreased by $1.1 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. The decrease in professional services revenue for the year ended September 30, 2010 was mainly attributable to our customers using fewer professional services personnel as they purchased more of our self-service load testing subscription services.

Net revenue from professional services increased by $0.1 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The increase in professional services revenue for the year ended September 30, 2009 was mainly attributable to an increase of $0.9 million from our load testing and enterprise solutions engagements related to preparing Web sites for the holiday shopping season and other events and new customers, partially offset by a decrease of $0.8 million related to our professional engagements.

In addition to analyzing revenue from subscription services, ratable licenses and professional services, management also internally analyzes revenue categorized as Internet Test and Measurement (“Internet”) and Mobile Test and Measurement (“Mobile”). The following table identifies which services are categorized as Internet and Mobile services and where they are recorded in our consolidated statements of operations:

	Subscription	Ratable	Professional
	Services	Licenses	Services

Internet Test and Measurement:
Internet Subscriptions — Web Measurement
Application Perspective	X
Streaming Perspective	X
Transaction Perspective	X
Internet Subscriptions — Other
Enterprise Adapters	X
Keynote Internet Testing Environment (KITE)	X
Performance Scoreboard	X
Private Agents	X
Red Alert	X
Test Perspective	X
LoadPro	X
WebEffective	X
Internet Engagements
Professional Services			X
Automated Reporting			X
Custom Competitive Research			X
Customer Research Products			X
LoadPro			X
Mobile Competitive Monitoring Analysis			X
Mobile Insights			X
Performance Insights			X
Visitor Insights			X
WebEffective			X
Web Site Performance Assessment			X
Mobile Test and Measurement:
Mobile Subscription
Mobile Device Perspective (MDP)	X
Mobile Web Perspective (MWP)	X
GlobalRoamer	X
Mobile Internet Testing Environment (MITE)	X
Mobile Ratable Licenses
System Integrated Test Environment (SITE)		X

The following table summarizes Internet and Mobile net revenue:

	2010	% Change	2009	% Change	2008

Internet Subscriptions — Web Measurement	$26,452	(1)%	$26,772	(4)%	$27,837
Internet Subscriptions — Other	12,036	11%	10,810	2%	10,595
Internet Engagements	8,788	(11)%	9,887	1%	9,774

Total Internet net revenue	47,276	—%	47,469	(2)%	48,206

Mobile Subscription	10,372	29%	8,015	16%	6,882
Mobile Ratable Licenses	22,203	(10)%	24,623	13%	21,820

Total Mobile net revenue	32,575	—%	32,638	14%	28,702

Total net revenue	$79,851	—%	$80,107	4%	$76,908

The following table shows revenue as a percentage of total net revenue:

	2010	2009	2008

Internet net revenue	59%	59%	63%
Mobile net revenue	41	41	37

Total net revenue	100%	100%	100%

Internet Net Revenue

Internet net revenue decreased by $0.2 million for the year ended September 30, 2010 compared to year ended September 30, 2009. Internet net revenue represented 59% of total net revenue for the year ended September 30, 2010 and 2009. The decrease in Internet net revenue in absolute dollars for the year ended September 30, 2010 was mainly attributable to a decrease in our professional service engagements of $1.1 million, our VoIP subscription services of $0.5 million, and our WebEffective subscription services of $0.4 million, partially offset by an increase in our LoadPro subscription services of $1.9 million.

Internet net revenue decreased by $0.7 million for the year ended September 30, 2009 compared to year ended September 30, 2008. Internet net revenue represented 59% and 63% of total net revenue for the year ended September 30, 2009 and 2008, respectively. The decrease in Internet net revenue in absolute dollars for the year ended September 30, 2009 was mainly attributable to a decrease in our Web site Perspective subscription services of $2.5 million, our professional service engagements of $0.8 million, and our WebEffective subscription services of $0.5 million, partially offset by an increase of Load Pro and Application Perspective subscription services totaling $2.2 million and our load testing and enterprise solutions engagements of $0.9 million.

Mobile Net Revenue

Mobile revenue decreased by $0.1 million for the year ended September 30, 2010 compared to the year ended September 30, 2009. Mobile net revenue represented 41% of total net revenue for the year ended September 30, 2010 and 2009. The slight decline in absolute dollars was primarily due to a $2.4 million decrease in Mobile Ratable Licenses revenue as a result of fewer purchases of new SITE systems, partially offset by an increase in customers renewing maintenance on existing systems, and an increase of $2.4 million in Mobile Subscription revenue as a result of an increase in the number of GlobalRoamer customers.

Mobile revenue increased by $3.9 million for the year ended September 30, 2009 compared to the year ended September 30, 2008. Mobile net revenue represented 41% and 37% of total net revenue for the year ended September 30, 2009 and 2008, respectively. The increase in absolute dollars for the year ended September 30, 2009 was mainly attributable to revenue growth from the sale of new SITE systems and existing customers renewing maintenance agreements, along with an increase in the number of GlobalRoamer customers.

For the years ended September 30, 2010, 2009 and 2008, no single customer accounted for more than 10% of total net revenue. One customer accounted for 10% and 11% of net accounts receivable at September 30, 2010 and 2009, respectively. International sales were 45%, 45%, and 43% of our total net revenue for the years ended September 30, 2010, 2009, and 2008, respectively.

Costs and Expenses:

Direct Costs of Subscription Services, Ratable Licenses and Professional Services

	2010	% Change	2009	% Change	2008

Direct costs of subscription services	$8,720	1%	$8,655	4%	$8,324
Direct costs of ratable licenses	$6,870	13%	$6,079	(7)%	$6,558
Direct costs of professional services	$5,737	(4)%	$5,958	(16)%	$7,113

Direct Costs of Subscription Services

Direct costs of subscription services consist of connection fees to telecommunication and Internet access providers for bandwidth usage of our measurement computers, which are located around the world. Also included is depreciation, maintenance and other equipment charges for our measurement and data collection infrastructure.

Direct costs of subscription services remained relatively consistent with an increase of $0.1 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009, and represented 18% and 19% of subscription services revenue for the year ended September 30, 2010 and 2009, respectively. The change in absolute dollars was primarily attributable to an increase in personnel related costs of $0.2 million; partially offset by a decrease in connection fees and equipment costs of $0.2 million.

Direct costs of subscription services increased by $0.3 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008, and represented 19% and 18% of subscription services revenue for the year ended September 30, 2009 and 2008, respectively. The increase in absolute dollars was primarily attributable to an increase in bandwidth and connection fees related to our Internet measurements.

Direct Costs of Ratable Licenses

Direct costs of ratable licenses include cost of materials, supplies, maintenance, support personnel related costs and consulting costs related to the sale of our SITE systems. The cost of equipment as part of each new customer contract is expensed ratably over the same initial twelve to thirty-six month period as the ratable licenses revenue to which it is associated.

Direct costs of ratable licenses increased by $0.8 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009, and represented 31% and 25% of ratable licenses revenue for the year ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily attributable to an increase in personnel costs of $0.3 million as a result of higher headcount to support new SITE contracts and an increase in the cost related to operating equipment of $0.4 million, which is recognized ratably with revenue.

Direct costs of ratable licenses decreased by $0.5 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008, and represented 25% and 30% of ratable licenses revenue for the year ended September 30, 2009 and 2008, respectively. The decrease in absolute dollars was primarily attributable to higher revenue during the year for maintenance renewals and software upgrades that do not have any significant associated direct costs for test equipment.

Direct Costs of Professional Services

Direct costs of professional services consist of compensation expenses, including stock-based compensation and other benefits, for professional services personnel, external consulting expenses to deliver our professional services, panel costs associated with our professional engagements, all load-testing bandwidth costs and related network infrastructure costs.

Direct costs of professional services decreased by $0.2 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009, and represented 65% and 60% of professional services revenue for the year ended September 30, 2010 and 2009, respectively. The decrease in absolute dollars was primarily due to lower personnel related costs and our continued cost containment efforts.

Direct costs of professional services decreased by $1.2 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008, and represented 60% and 73% of professional services revenue for the year ended September 30, 2009 and 2008, respectively. The decreases in absolute dollars was primarily due to lower personnel related costs associated with our professional services due to cost containment measures in line with the lower revenue levels.

Development

	2010	% Change	2009	% Change	2008

Development	$11,978	(2)%	$12,186	(3)%	$12,608

Development expenses consist primarily of compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel.

The decrease in development costs for the year ended September 30, 2010 as compared to the year ended September 30, 2009 was primarily due to lower personnel related costs and continued cost containment.

The decrease in development costs for the year ended September 30, 2009 as compared to the year ended September 30, 2008 was primarily due to salary reductions and lower consulting costs.

Operations

	2010	% Change	2009	% Change	2008

Operations	$7,661	(7)%	$8,264	(4)%	$8,576

Operations expenses consist primarily of compensation, including stock-based compensation and other benefits, for management and technical support personnel, who manage and maintain our field measurement and collection infrastructure and headquarters data center and provide basic and extended customer support. Our operations personnel also work closely with other departments to ensure the reliability of our services.

Our operations expenses decreased by $0.6 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009, primarily due to a $0.4 million reduction in personnel related costs and other continued cost containment efforts.

Our operations expenses decreased by $0.3 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008, primarily due to salary reductions.

Sales and Marketing

	2010	% Change	2009	% Change	2008

Sales and marketing	$25,469	7%	$23,863	(7)%	$25,705

Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses.

Sales and marketing expenses increased by $1.6 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. The increase was primarily attributable to an increase of $1.1 million on marketing programs and tradeshow events and of $0.3 million in consulting costs to grow Mobile revenues.

Sales and marketing expenses decreased by $1.8 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The decrease was primarily attributable to strong cost containment that resulted in lower spending on marketing programs and tradeshow events.

General and Administrative

	2010	% Change	2009	% Change	2008

General and administrative	$10,460	1%	$10,332	2%	$10,142

General and administrative expenses consist primarily of compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses.

General and administrative expenses remained relatively consistent with an increase of $0.1 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. The increase was primarily attributable to additional personnel costs associated with additional headcount, partially offset by continued cost containment efforts.

General and administrative expenses increased by $0.2 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The increase was primarily attributable to additional personnel costs associated with additional headcount and higher consulting and professional services fees, partially offset by salary reductions.

Excess Occupancy Income

	2010	% Change	2009	% Change	2008

Rental income	$(3,039)	17%	$(2,605)	1%	$(2,584)
Rental and other expenses	1,552	(2)%	1,585	15%	1,374

Excess occupancy income	$(1,487)	46%	$(1,020)	(16)%	$(1,210)

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the years ended September 30, 2010 and 2009.

The increase in excess occupancy income for the year ended September 30, 2010 as compared to the year ended September 30, 2009 was primarily due to improved market conditions and rent received on early termination of a lease.

The decrease in excess occupancy income for the year ended September 30, 2009 as compared to the year ended September 30, 2008 was primarily due to increased amounts of net expenses related to depreciation, property taxes and insurance.

Amortization of Identifiable Intangible Assets

	2010	% Change	2009	% Change	2008

Amortization of identifiable intangible assets — software	$1,585	37%	$1,160	16%	$1,000
Amortization of identifiable intangible assets — other	626	(40)%	1,050	(51)%	2,148

Total amortization of identifiable intangible assets	$2,211	—%	$2,210	(30)%	$3,148

Amortization of intangible assets — software mainly relates to developed and purchased technology related to our mobile products and is reflected in direct costs of revenue in our consolidated statements of operations. Amortization of intangible assets — other relates to all other intangibles, including customer lists, and is reflected in operating expenses in our consolidated statement of operations. See Note 5 to our consolidated financial statements for the schedule of future amortization charges.

Amortization of identifiable intangible assets — software increased by $0.4 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009 due to the amortization of an intangible asset purchased from Fonjax in fiscal 2008, which was placed in service in fiscal 2010. Amortization of identifiable intangible assets — other decreased by $0.4 million for year ended September 30, 2010 as compared to the year ended September 30, 2009 as a result of certain intangible assets becoming fully amortized during fiscal 2010.

Amortization of identifiable intangible assets decreased by $0.9 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. The decrease in total amortization is due to certain intangibles becoming fully amortized in fiscal 2008, partially offset by an increase in amortization associated with intangible assets purchased in the Zandan acquisition that occurred in April 2008.

We annually review our identifiable intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The identifiable intangible assets will be fully amortized by fiscal 2013. At September 30, 2010, the type and net carrying amount of the identifiable intangible assets was as follows:

Technology	Technology
Based-	Based-	Customer
Software	Other	Based	Trademark	Covenant	Backlog	Total

$2,960	$—	$469	$443	$11	$31	$3,914

Lease abandonment expense

During the fourth quarter of fiscal 2009, we committed to an exit plan to cease using our New York facility. Commencing October 1, 2009, we have subleased the facility to a third party through October 2015, the remainder of the lease term. The lease abandonment expense of $0.6 million is included in income from operations in fiscal 2009.

Interest Income and Other Income (Expense), net

	2010	% Change	2009	% Change	2008

Interest income	$459	(46)%	$853	(72)%	$3,025
Other income (expense), net	(108)	(123)%	478	168%	(699)

Interest income and other income (expense), net	$351	(74)%	$1,331	(43)%	$2,326

Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense.

Interest income and other income (expense), net decreased $1.0 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. Interest income decreased primarily due to lower interest rates on invested cash balances. Other income (expense), net decreased primarily due to less favorable foreign exchange rates in fiscal 2010 as compared to fiscal 2009.

Interest income and other income (expense), net decreased $1.0 million for the year ended September 30, 2009 as compared to the year ended September 30, 2008. Interest income decreased primarily due to lower invested cash balances and related interest rates. Other income (expense), net increased primarily due to more favorable foreign exchange rates in fiscal 2009 as compared to fiscal 2008.

Provision for Income Taxes

	2010	% Change	2009	% Change	2008

Provision for income taxes	$897	(12)%	$1,019	(1)%	$1,034

The tax rate differed from the statutory rate in each of the years primarily due to nondeductible stock-based compensation charges, foreign tax differential, amortization of prepaid tax asset and the change in our valuation allowance.

We had net operating loss carryforwards at September 30, 2010 for federal income tax purposes of $57.0 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the tax years 2018 through 2027. In addition, we had $26.6 million of net operating loss carryforwards at September 30, 2010 available to reduce future taxable income for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the tax years 2012 through 2017.

California has enacted legislation that suspends the utilization of net operating loss carry forwards for tax year 2010 and 2011. This legislation may increase our tax liability for the effected tax years.

As of September 30, 2010, we had research credit carryforwards of $2.3 million for federal and $2.5 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the tax year 2018. The California research credit can be carried forward indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings indefinitely in those foreign subsidiaries. Undistributed earnings of our foreign subsidiaries amounted to approximately $5.2 million at September 30, 2010. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

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

Stock-based Compensation Expense

Stock-based compensation expense, which is included in total costs and expenses by category, was $3.4 million, $4.4 million and $4.6 million for the years ended September 30, 2010, 2009 and 2008, respectively. The decrease over the past two fiscal years is due to the full vesting of outstanding options, cancellation of options on termination of employees and the granting of fewer options over this time period.

Stock-based compensation expense during the year ended September 30, 2009 reflects an expense of $0.6 million related to the cancellation in March 2009 of our Chief Executive Officer’s option to purchase 400,000 shares of our common stock at $14.99 per share, which was 67% vested at the date of cancellation. Another option granted to our Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No expense was recorded for this cancellation given that the option was fully vested at the date of the cancellation.

Stock-based compensation, in accordance with the FASB’s guidance on accounting for stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the consolidated statements of operations as follows:

	2010	2009	2008

Direct costs of ratable licenses	$72	$78	$246
Direct costs of professional services	353	494	462
Development	778	969	993
Operations	440	554	644
Sales and marketing	1,244	1,580	1,532
General and administrative	478	717	680

Total	$3,365	$4,392	$4,557

Non-GAAP Financial Measures and Other Operational Data

We also consider certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), including Non-GAAP net income, Non-GAAP net income per share, Adjusted EBITDA, free cash flow and gross deferred revenues, and other operational data in managing and measuring the performance of our business. The Non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations.

Non-GAAP Net Income and Non-GAAP Net Income Per Share

Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision for income taxes less cash taxes from on-going operations, stock-based compensation expense and amortization of purchased intangibles. Non-GAAP net income per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	2010	2009	2008

GAAP net income (loss)	$1,686	$3,257	$(2,764)
Stock-based compensation	3,365	4,392	4,557
Amortization of intangible assets — software	1,585	1,160	1,000
Amortization of intangible assets — other	626	1,050	2,148
Provision for income taxes	897	1,019	1,034
Cash taxes from on-going operations*	(544)	(78)	(1,670)

Non-GAAP net income	$7,615	$10,800	$4,305

Weighted average diluted common shares outstanding:	14,969	14,394	16,098
Non-GAAP net income per share	$0.51	$0.75	$0.27

*	Cash taxes from on-going operations for the year ended September 30, 2009 excludes a onetime cash payment of $4.1 million related to an agreement to purchase certain intangible assets from our German subsidiary. Cash taxes from on-going operations for the year ended September 30, 2009 differs from the amounts previously publicly announced as a result of reconciling these amounts to the cash flow statements.

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest income, taxes, stock-based compensation, depreciation, amortization and other income (expense), net. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	2010	2009	2008

GAAP net income (loss)	$1,686	$3,257	$(2,764)
Stock-based compensation	3,365	4,392	4,557
Amortization of intangible assets — software	1,585	1,160	1,000
Amortization of intangible assets — other	626	1,050	2,148
Depreciation	4,462	4,854	5,139
Provision for income taxes	897	1,019	1,034
Interest income and other income (expense), net	(351)	(1,331)	(2,326)

Adjusted EBITDA	$12,270	$14,401	$8,788

Free Cash Flow

Free cash flow is defined as cash flow from operations less cash used for purchases of property, equipment, software and acquired technology. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	2010	2009	2008

Cash flow provided by operations	$12,731	$8,799	$5,280
Purchases of property, equipment and software	(3,229)	(3,444)	(8,422)

Free cash flow	$9,502	$5,355	$(3,142)

Gross Deferred Revenue

Net deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned license and subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Net deferred revenue is reduced to the extent that there are any accounts receivable balances associated with the deferred revenue (“unpaid deferred revenue”) at the balance sheet date and may change at any point in time based upon the timing of when invoices are collected. Gross deferred revenue is defined as the sum of net deferred revenue and unpaid deferred revenue. The following table details our calculation of gross deferred revenue at September 30 of each fiscal year:

	2010	2009	2008

Net deferred revenue	$21,465	$18,828	$19,933
Unpaid deferred revenue	5,775	3,475	4,756

Gross deferred revenue	$27,240	$22,303	$24,689

Other Operational Data

The following table provides certain other operational data that management uses to manage and measure our performance:

	Quarter Ended September 30,
	2010	2009	2008

Worldwide customers (approximately)	2,800	2,800	2,800
Quarterly Internet Web measurement subscription net revenue (in thousands)	$7,105	$6,370	$7,348
Average monthly Internet pages measured	26,800	18,000	13,900
Average monthly revenue per Internet page*	$88	$118	$176

*	Average monthly revenue per Internet page is calculated as: (quarterly Internet Web measurement subscription net revenue/3 months)/ average monthly Internet pages measured. Internet Web measurement subscription net revenue consists of our Application Perspective, Transaction Perspective, and Streaming Perspective subscription services.

While the total number of customers has remained relatively constant for each of the periods ended September 30, 2010, 2009, and 2008 due to our sales and marketing efforts to replace lost customers with new customers, our total number of Internet pages measured has increased due to the increased complexity of our customers’ Web sites and their reliance on our measurements to monitor their Web site performance. However, at the same time, our average monthly revenue per Internet page has decreased due to a decline in our average price per Internet page measured as a result of the recent economic environment and other competitive pressures. If we cannot increase or maintain our revenue per Internet page measured, we will need to further increase our customer base to grow our subscription revenue.

As a result of the introduction of our FlexUse system in fiscal 2009, customers now have the ability to increase or decrease the number of pages they measure at any given time without significantly changing their overall spend. The reason for this is they now have the flexibility to change not only the number of URL targets they measure, but also the frequency and location of the measurements. For example, Internet pages measured and revenue per Internet page over the last four quarters were significantly impacted by a single customer project that began about a year ago. The pricing for this customer project was offered below our average pricing because this project was expected to transition shortly to Keynote Private Agents — which usually carry an unlimited usage pricing model. If we were to exclude this single customer project’s page count and revenues from our normally published metrics, the number of pages measured in the first fiscal quarter of 2010 would have been approximately 16,800 with revenue per page of $121, compared to approximately 19,800 pages in the fourth fiscal quarter of 2010 with revenue per page of $118. With this adjustment, our Internet pages measured would have grown by approximately 18%, while the revenue per Internet page would have decreased by approximately 3%. Consequently, we believe that Internet pages measured is no longer a reliable metric of underlying demand, and revenue per Internet page is no longer a useful metric for understanding unit pricing trends. As a result, commencing in our 2011 fiscal year we will not be publishing Internet pages measured and revenue per Internet page, as we do not believe these will be key business metrics. However, we will continue to separately provide Internet Subscription revenue — Web measurement and Internet Subscription revenue — Other as measures of our Internet business.

Liquidity and Capital Resources

	September 30,
	2010	2009

Cash, cash equivalents and short-term investments	$66,352	$57,968
Accounts receivable, net	$9,094	$6,403
Working capital	$54,820	$44,749
Days sales in accounts receivable (DSO)*	41	30

*	DSO for the fourth fiscal quarter is calculated as: (ending net accounts receivable / net sales for the three month period) multiplied by number of days in the period

The increase in DSO from September 30, 2009 to September 30, 2010 was primarily due to granting foreign and domestic customers longer payment terms during contract negotiations. The collectability of accounts receivable has not been affected.

	2010	2009	2008

Cash provided by operating activities	$12,731	$8,799	$5,280
Cash provided by (used in) investing activities	$(40,149)	$(2,731)	$48,142
Cash provided by (used in) financing activities	$666	$2,726	$(53,646)

Cash, cash equivalents and short-term investments and working capital

At September 30, 2010, we had $23.2 million in cash and cash equivalents and $43.1 million in short-term investments, for a total of $66.4 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and fixed term deposits with original maturities of three months or less. Short-term investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. As of September 30, 2010, $41.1 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments were held in foreign subsidiaries. If these foreign cash and cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash flows from operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period, ranging from one to twelve months, or monthly during the life of the subscription period. Payments for our ratable licenses are generally collected at delivery of the SITE system. Payments from some of our professional services customers are collected at the completion of the service period or as milestones are completed. Our primary use of cash from operating activities, are for personnel related expenditures, measurement and data collection infrastructure costs, insurance, regulatory compliance and other expenses associated with operating our business.

For the year ended September 30, 2010, net cash provided by operating activities was $12.7 million. Net cash provided was mainly due to net income of $1.7 million, adjusted for $10.6 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $0.5 million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expenses, amortization of debt instruments, and deferred tax benefit. The net change in operating assets and liabilities was primarily due to an increase in deferred revenue of $2.9 million, an increase in accounts payable and accrued expenses of $0.5 million; partially offset by an increase in accounts receivable of $3.1 million.

For the year ended September 30, 2009, net cash provided by operating activities was $8.8 million. Net cash provided was mainly due to net income of $3.3 million, adjusted for $13.1 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $7.6 million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expenses and bad debt and billing adjustment reserves. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $4.7 million, a decrease in deferred revenue of $1.7 million, and an increase in prepaid and other assets, including prepaid tax assets, of $1.8 million; partially offset by a decrease in account receivable of $0.6 million. The change in accounts payable and accrued expenses during the year ended September 30, 2009 was mainly attributed to a $4.1 million cash payment to the German tax authority for taxes associated with fiscal year 2008 operations and the migration of intellectual property from Germany to the United States.

Cash flows from investing activities

The changes in cash flows from investing activities primarily relates to acquisitions and the timing of purchases and maturities of investments. We also use cash to purchase property, equipment and software to support our growth and infrastructure and to make tenant improvements associated with space we lease in our headquarters building.

For the year ended September 30, 2010, net cash used by our investing activities was $40.1 million. We paid $56.1 million for the purchase of short-term investments, and received $19.2 million from maturities and sales of short-term investments. We also purchased $3.2 million of property, equipment, and software.

For the year ended September 30, 2009, net cash used by our investing activities was $2.7 million. We paid $15.9 million for the purchase of short-term investments, and received $16.8 million from maturities and sales of short-term investments. We also purchased $3.4 million of property, equipment, and software.

Cash flows from financing activities

The changes in cash flows from financing activities primarily relate to payments made for stock repurchases and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.

For the year ended September 30, 2010, net cash from financing activities was $0.7 million. We received $3.6 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan, partially offset by common stock dividends of $2.9 million.

For the year ended September 30, 2009, net cash from financing activities was $2.7 million. We received $3.0 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan, partially offset by repayment of notes payable of $0.2 million.

Commitments and Contractual Obligations

As of September 30, 2010, our principal commitments consisted of $2.7 million in real property and equipment operating leases. These leases expire at various times through October 2017. Additionally, we had $1.5 million of contingent commitments, with a remaining term of between one to twenty-three months, to bandwidth and co-location providers, which commitments become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in equipment and other assets to support our growth.

The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2010:

	Payment Due by Period
		Less Than	2-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations: Operating Leases	$2,659	$794	$1,030	$695	$140
Contingent Commitments: Bandwidth and Co-location	1,492	1,267	225	—	—

Total	$4,151	$2,061	$1,255	$695	$140

The above amounts exclude liabilities under the FASB’s guidance on accounting for income taxes, as we are unable to reasonably estimate the ultimate amount or timing of settlement.

As of September 30, 2010, we have outstanding guarantees totaling $0.1 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. At September 30, 2010, these guarantees were secured by a $1.4 million unsecured line of credit.

We generally do not indemnify customers for our measuring, monitoring and testing services against legal claims that our products and services infringe on third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that could subject us to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and in the opinion of management, we do not have a liability related to any infringement claims subject to indemnification and as such, there is no material adverse affect on our financial condition, liquidity or results of operations.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, additional stock repurchases, cash dividends, decreases in customers or renewals, decreases in revenue or changes in the value of our short-term investments. If, after some period of time, our existing cash, short-term investments and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued new guidance on certain revenue arrangements that include hardware and software elements and that include multiple deliverables. The guidance removed from the scope of industry specific revenue guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Additionally, the new guidance provides updated guidance on: (1) whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) eliminates the use of the residual method and require an entity to allocate revenue using the relative selling price method. The new guidance is effective for fiscal years beginning on or after

June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. At this time, we believe that the guidance will primarily affect the timing of recognizing revenue on our sales of SITE systems. While we are still assessing the impact of this guidance on our accounting and reporting systems and processes, we have elected to adopt this guidance on a prospective basis and, at this time, do not expect the new guidance to have a material effect on our financial condition or operating results in the first fiscal quarter of 2011.

During the first quarter of 2010, we adopted the FASB’s new guidance on fair value measurements and disclosures for all financial assets and liabilities. The new guidance defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. Adoption of the new fair value guidance for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, did not have a material effect on our financial condition or operating results.

In December 2007, the FASB issued new guidance for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new guidance also establishes principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB amended this new guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. We adopted the new guidance for acquisitions completed after October 1, 2009, the beginning of our fiscal year 2010. The impact of adoption will be largely dependent on the size and nature of the business combinations completed after the adoption of this guidance.

In December 2007, the FASB issued new guidance for accounting of noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted the new guidance in the first quarter of 2010, which did not have an effect on our financial condition or operating results.

In March 2008, the FASB issued new guidance for disclosures about derivative instruments and hedging activities, which enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. We adopted the new guidance in the first quarter of 2010, which did not have an effect on our financial condition or operating results.

In April 2008, the FASB issued new guidance for determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted the new guidance in the first quarter of 2010, which did not have an effect on our financial condition or operating results.

In May 2009, the FASB issued new guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued an amendment to this guidance that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The adoption of this guidance, as amended, did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks we may use derivative financial instruments in accordance with our investment and foreign exchange policies. We have not and currently do not use derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Sensitivity

Our interest income is sensitive to changes in the general level of interest rates, particularly because most of our short-term investments are invested in debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from their current levels, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by $0.1 million on an annualized basis.

Foreign Currency Fluctuations

We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. A majority of our revenue and expenses are transacted in United States dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $(0.1) million, $0.5 million and $(0.6) million for the years ended September 30, 2010, 2009 and 2008, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

Item 8.	Financial Statements and Supplementary Data

Keynote Systems, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, California

We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 10, 2010

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2010	2009
	(In thousands, except share amounts and par value)

ASSETS
Current assets:
Cash and cash equivalents	$23,241	$51,383
Short-term investments	43,111	6,585

Total cash, cash equivalents and short-term investments	66,352	57,968
Accounts receivable, less allowance for doubtful accounts of $50 and $112, respectively, and less billing reserve of $150 and $150, respectively	9,094	6,403
Prepaids, deferred costs and other current assets	3,571	3,517
Inventories	1,286	1,222
Deferred tax assets	3,749	2,913

Total current assets	84,052	72,023
Deferred costs and other long-term assets	1,599	3,024
Property, equipment and software, net	33,432	34,778
Goodwill	63,166	66,078
Identifiable intangible assets, net	3,914	6,255
Long-term deferred tax assets	359	61

Total assets	$186,522	$182,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,748	$1,147
Accrued expenses	7,945	8,466
Deferred revenue	19,539	17,661

Total current liabilities	29,232	27,274
Deferred rent and other long-term liabilities	3,605	3,344
Long-term deferred revenue	1,926	1,167
Long-term deferred tax liability	395	414

Total liabilities	35,158	32,199

Commitments and contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,942,571 and 14,501,176 shares issued and outstanding, respectively	15	14
Additional paid-in capital	286,761	282,653
Accumulated deficit	(137,928)	(139,614)
Accumulated other comprehensive income	2,516	6,967

Total stockholders’ equity	151,364	150,020

Total liabilities and stockholders’ equity	$186,522	$182,219

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2010	2009	2008
	(In thousands, except per
	share amounts)

Net revenue:
Subscription services	$48,860	$45,597	$45,314
Ratable licenses	22,203	24,623	21,820
Professional services	8,788	9,887	9,774

Total net revenue	79,851	80,107	76,908

Costs and expenses:
Costs of revenue:
Direct costs of subscription services	8,720	8,655	8,324
Direct costs of ratable licenses	6,870	6,079	6,558
Direct costs of professional services	5,737	5,958	7,113
Development	11,978	12,186	12,608
Operations	7,661	8,264	8,576
Amortization of intangible assets — software	1,585	1,160	1,000

Total costs of revenue	42,551	42,302	44,179
Sales and marketing	25,469	23,863	25,705
General and administrative	10,460	10,332	10,142
Excess occupancy income	(1,487)	(1,020)	(1,210)
Amortization of intangible assets — other	626	1,050	2,148
Lease abandonment expense	—	635	—

Total costs and expenses*	77,619	77,162	80,964

Income (loss) from operations	2,232	2,945	(4,056)
Interest income	459	853	3,025
Other income (expense), net	(108)	478	(699)

Income (loss) before provision for income taxes	2,583	4,276	(1,730)
Provision for income taxes	(897)	(1,019)	(1,034)

Net income (loss)	$1,686	$3,257	$(2,764)

Net income (loss) per share:
Basic	$0.11	$0.23	$(0.18)

Diluted	$0.11	$0.23	$(0.18)

Shares used in computing basic and diluted net income (loss) per share:
Basic	14,708	14,323	15,522
Diluted	14,969	14,394	15,522
Cash dividends declared per common share	$0.20	$—	$—

*	Stock-based compensation by category:

Direct cost of ratable licenses	$72	$78	$246
Direct cost of professional services	353	494	462
Development	778	969	993
Operations	440	554	644
Sales and marketing	1,244	1,580	1,532
General and administrative	478	717	680

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity	Income (Loss)
				(In thousands, except share amounts)

Balance as of September 30, 2007	18,436,648	$18	(92,000)	$(1,151)	$325,525	$(140,188)	$6,681	$190,885	$290
Cumulative effect of the adoption of uncertainty in income taxes (See Note 1)	—	—	—	—	—	81	—	81	—

Adjusted balances, October 1, 2007	18,436,648	$18	(92,000)	$(1,151)	$325,525	$(140,107)	$6,681	$190,966	$290

Repurchase of common stock	—	—	(5,000,000)	(59,919)	(151)	—	—	(60,070)	—
Issuance of common stock	750,533	1	—	—	6,450	—	—	6,451	—
Retirement of treasury stock	(5,092,000)	(5)	5,092,000	61,070	(61,065)	—	—	—	—
Stock-based compensation	—	—	—	—	4,557	—	—	4,557	—
Net loss	—	—	—	—	—	(2,764)	—	(2,764)	(2,764)
Foreign currency translation	—	—	—	—	—	—	(1,642)	(1,642)	(1,642)
Unrealized gain on available-for sale investments	—	—	—	—	—	—	13	13	13

Balance as of September 30, 2008	14,095,181	$14	—	$—	$275,316	$(142,871)	$5,052	$137,511	$(4,393)

Issuance of common stock	405,995	—	—	—	2,978	—	—	2,978	—
Stock-based compensation	—	—	—	—	4,359	—	—	4,359	—
Net income	—	—	—	—	—	3,257	—	3,257	3,257
Foreign currency translation	—	—	—	—	—	—	1,915	1,915	1,915

Balance as of September 30, 2009	14,501,176	$14	—	$—	$282,653	$(139,614)	$6,967	$150,020	$5,172

Issuance of common stock	441,395	1	—	—	3,628	—	—	3,629	—
Stock-based compensation	—	—	—	—	3,427	—	—	3,427	—
Net income	—	—	—	—	—	1,686	—	1,686	1,686
Unrealized gain on available for sale investments	—	—	—	—	—	—	65	65	65
Dividends paid on common stock	—	—	—	—	(2,947)	—	—	(2,947)	—
Foreign currency translation	—	—	—	—	—	—	(4,516)	(4,516)	(4,516)

Balance as of September 30, 2010	14,942,571	$15	—	$—	$286,761	$(137,928)	$2,516	$151,364	$(2,765)

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2010	2009	2008
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,686	$3,257	$(2,764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,462	4,854	5,139
Loss on disposal of assets	109	27	—
Stock-based compensation	3,365	4,392	4,557
Charges to bad debt and billing adjustment reserves	164	315	240
Impairment of short-term investments	—	—	98
(Accretion) amortization of debt investment (discount) premium	752	3	(464)
Amortization of identifiable intangible assets	2,211	2,210	3,148
Excess tax benefits from stock-based compensation	—	(12)	—
Amortization of prepaid tax asset	754	821	418
Collection of tax credit receivable within deferred tax assets	—	637	—
Deferred tax assets and liabilities, net	(1,263)	(107)	(26)
Changes in assets and liabilities, net of acquired assets and assumed liabilities:
Accounts receivable	(3,068)	631	(1,622)
Inventories	(171)	(102)	(23)
Prepaids, deferred costs and other assets	257	(682)	294
Accounts payable and accrued expenses	528	(4,653)	96
Deferred revenue	2,945	(1,706)	(2,067)
Prepaid tax asset	—	(1,086)	(1,744)

Net cash provided by operating activities	12,731	8,799	5,280

Cash flows from investing activities:
Purchases of property, equipment and software	(3,229)	(3,444)	(5,865)
Acquired technology	—	—	(2,557)
Purchases of businesses and assets, net	—	(170)	(1,697)
Purchases of short-term investments	(56,070)	(15,918)	(27,699)
Maturities and sales of short-term investments	19,150	16,801	85,960

Net cash provided by (used in) investing activities	(40,149)	(2,731)	48,142

Cash flows from financing activities:
Payment of lease obligation	(16)	(15)	(26)
Payment of notes payable	—	(249)	—
Excess tax benefits from stock-based compensation	—	12	—
Proceeds from issuance of common stock and exercise of stock options	3,629	2,978	6,450
Common stock dividends	(2,947)	—	—
Repurchase of outstanding common stock	—	—	(60,070)

Net cash provided by (used in) financing activities	666	2,726	(53,646)

Effect of exchange rate changes on cash and cash equivalents	(1,390)	43	(105)

Net increase (decrease) in cash and cash equivalents	(28,142)	8,837	(329)
Cash and cash equivalents at beginning of the year	51,383	42,546	42,875

Cash and cash equivalents at end of the year	$23,241	$51,383	$42,546

Supplemental cash flow disclosure:
Income taxes paid (net of refunds) during the year	$544	$4,164	$1,670
Noncash operating and investing activities:
Acquisition of property, equipment and software on account at year end	$105	$31	$113
Retirement of treasury stock	$—	$—	$61,070

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) develop and sell services, hardware and software to measure, test, assure and improve the quality of service of Internet and mobile communications.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant estimates made in preparing the consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, allocation of purchase price for business combinations, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair values of options granted under the Company’s stock-based compensation plans and valuation allowances for deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.

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

Subscription Services Revenue:  Subscription services revenue consists of fees from sales of subscriptions to the Company’s Internet Cloud services and Mobile Cloud services.

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

Ratable Licenses Revenue:  Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and consulting services associated with System Integrated Test Environment (“SITE”) systems. The Company frequently enters into multiple element arrangements with mobile customers for the sale of its automated test equipment, including software licenses, hardware, consulting services to configure the systems (implementation or integration services), post contract support (maintenance) services, training services and minor other consulting services. This determination is based on the hardware component of the Company’s multiple element arrangements being deemed to include a software related element. In addition, customers do not purchase the hardware without also purchasing the software. In other words, the software and hardware are sold together as a package, with payments due from customers upon delivery.

None of the SITE implementation/integration services provided by the Company is considered to be essential to the functionality of the licensed products. This assessment is due to the implementation/integration services being performed during a relatively short period (generally within two to three months) compared to the length of the arrangement which typically ranges from twelve to thirty-six months. Additionally, the implementation/integration services are general in nature and the Company has a history of successfully gaining customer acceptance.

The Company cannot allocate the arrangement consideration to the multiple elements based on vendor-specific objective evidence (“VSOE”) of fair value because sufficient evidence of VSOE does not exist for the undelivered elements of the arrangement, typically maintenance. Therefore, the Company recognizes the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Where acceptance provisions exist, the ratable recognition of revenue begins when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.

Professional Services Revenue:  Professional services revenue consists of fees generated from professional consulting services that are purchased as part of a professional service project. Revenue from these services is recognized as the services are performed, typically over a period of one to three months. For professional service projects that contain milestones, the Company recognizes revenue once the services or milestones have been delivered, based on input measures. Payment occurs either up-front or over time.

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

Deferred Costs:  Deferred costs are mainly comprised of hardware costs associated with SITE revenue arrangements. Deferred costs are categorized as short-term for any arrangement for which the original service contracts are one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original service contracts are greater than one year are classified as noncurrent deferred costs in the consolidated balance sheets. These deferred costs are amortized to cost of ratable licenses over the life of the customer contract, generally one to three years. Amortization of these deferred costs commences when revenue recognition begins, which is typically the later of delivery or acceptance.

Financial Instruments

Cash and Cash Equivalents and Short- Term Investments

All highly liquid investments held at major banks, commercial paper, money market funds and other securities with original maturities of three months or less are considered to be cash equivalents.

The Company classifies all its investments as available-for-sale at the time of purchase since it is management’s intent that these investments are available for current operations, and includes these investments on its balance sheets as short-term investments. These investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification.

Fair Value Measurements

The Company adopted the Financial Accounting Standards Board’s (“FASB’s”) new guidance on fair value measurements and disclosures for all financial assets and liabilities and non-financial assets and liabilities. The new guidance defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. During the first quarter of 2010, the Company adopted the new fair value guidance for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at a fair value in the financial statements on a recurring basis, which did not have effect the Company’s financial condition or operating results.

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Inventories

Inventories primarily relate to direct costs associated with SITE systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to cost of ratable licenses in the period that management identifies the adjustment.

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

Accumulated Other Comprehensive Income

The Company reports comprehensive income (loss) in accordance with the FASB’s guidance on reporting comprehensive income, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of comprehensive income consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the U.S. dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, the United Kingdom, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the consolidated statements of operations as incurred and were $(0.1) million, $0.5 million and $(0.6) million for the years ended September 30, 2010, 2009 and 2008, respectively.

The components of accumulated other comprehensive income reflected in the consolidated statements of stockholders’ equity at September 30, 2010 and 2009 consisted of the following (in thousands):

	2010	2009

Unrealized gain on investments	$65	$—
Cumulative translation adjustments	2,451	6,967

Accumulated other comprehensive income	$2,516	$6,967

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

Activity in the allowance for doubtful accounts and billing reserve was as follows (in thousands):

			Write-Offs/
	Balance at	Charged to	Credit	Balance at
	Beginning	Operations/	Memos	End of
Fiscal Years	of Period	Revenue	Issued	Period

2010	$262	$164	$(226)	$200
2009	$268	$315	$(321)	$262
2008	$284	$240	$(256)	$268

One customer accounted for 10% and 11% of the Company’s net accounts receivable at September 30, 2010 and 2009, respectively. For the years ended September 30, 2010, 2009 and 2008, no single customer accounted for more than 10% of total net revenue.

Lease Abandonment Accrual

The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $0.6 million related to its discontinuance of this facility. The changes in the lease abandonment liability for the year ended September 30, 2010 was as follows (in thousands):

Lease abandonment liability, September 30, 2009	$696
Lease payments to lessor	(266)
Sublease proceeds	101
Payment of lease termination costs	(63)

Lease abandonment liability, September 30, 2010	$468

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs (which consist of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization). The costs are based upon actual square footage available to lease to third parties which was approximately 75% for each of the years ended September 30, 2010, 2009, and 2008, respectively. Rental income was $3.0 million, $2.6 million, and $2.6 million for the years ended September 30, 2010, 2009 and 2008, respectively. As of September 30, 2010, the Company had leased space to 11 tenants, of which 10 are under noncancellable operating leases, which expire on various dates through 2014. At September 30, 2010, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal Years	Total

2011	$2,424
2012	1,751
2013	383
2014	95
Thereafter	—

Total future minimum rents receivable	$4,653

Goodwill and Long-Lived Assets

Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and other identifiable intangible assets are accounted for in accordance the FASB’s guidance on goodwill and other intangible assets. Goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are generally amortized on a straight-line basis over their useful lives, generally thirty-six to seventy-eight months.

The Company tests for impairment annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill or indefinite lived intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company has determined that it has only one reporting unit. The first step determines the fair value of the reporting unit using the market capitalization value and compares it to the reporting unit’s carrying value. The Company determines its market capitalization value based on the number of shares outstanding, its average stock price and other relevant market factors, such as merger and acquisition multiples and control premiums. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.

Based on the results of the first step of the Company’s impairment test performed at September 30, 2010, the fair value of its reporting unit exceeded its carrying value by more than 20% and the Company passed Step 1 of the goodwill impairment test. Accordingly, the Company determined that its goodwill had not been impaired. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization and general industry, market and macro-economic conditions. It is possible that changes in such circumstances, or in the variables

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

The Company assesses the impairment of long-lived assets in accordance with the FASB’s guidance on accounting for impairment or disposal of long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the fair value of the assets based on the undiscounted future cash flow that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Stock-Based Compensation

The Company applies the FASB’s guidance for stock-based compensation transactions in which the Company receives employee services in exchange for equity instruments of the Company. Further information regarding stock-based compensation is more fully described in Note 6. For stock options and employee stock purchase plan awards, the fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes option pricing model. For restricted stock units, the fair value of stock-based compensation is estimated on the date of grant using the fair market value of the Company’s common stock and the dividend rate. Guidance prohibits recognition of an excess tax benefit related to stock-based compensation until that benefit has been realized through a reduction of the taxes payable.

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

Risk-free Interest Rate:  The risk-free rate for the expected term of the option is based on the average yield to maturity of treasury bills and bonds as reported by the Federal Reserve Bank of St. Louis in effect on the date of the option grant.

Expected Term:  The Company’s expected term of options granted is derived from a risk-adjusted single- exercise factor lattice model.

Estimated Forfeitures:  Stock-based compensation is recognized based on awards that are ultimately expected to vest. Therefore, a forfeiture rate is applied at the time of grant and revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

In accordance with the FASB’s guidance on income taxes, the provisions for income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that the Company expects to realize. These calculations are performed on a separate tax jurisdiction basis.

On October 1, 2007, the Company adopted the FASB’s guidance on accounting for uncertainty in income taxes, which creates a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under the guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The guidance also provides direction on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. See Note 7 for additional information, including the effects of adoption on the Company’s consolidated financial statements.

Development

Development costs are expensed as incurred until technological feasibility, defined as a working prototype, has been established in accordance with the FASB’s guidance on accounting for the costs of computer software to be sold, leased or otherwise marketed. To date, the Company’s products and service offerings have been available for general release shortly before the establishment of technological feasibility and, accordingly, no development costs have been capitalized in fiscal years ended September 30, 2010, 2009 and 2008.

Development costs incurred to develop internal use software follows the guidance set forth in the FASB’s guidance on accounting for the cost of computer software developed or obtained for internal use, which requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life. There were no capitalized development costs for the years ended September 30, 2010 and 2009. Development costs capitalized for the year ended September 30, 2008 were $2.6 million, and relate to a purchase of intangible assets from FonJax on August 28, 2008. These purchased intangible assets are presented as identifiable intangible assets, net on the consolidated balance sheets.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, potential shares from options and restricted stock units to purchase common stock using the treasury stock method.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	September 30,
	2010	2009	2008

Numerator:
Net income (loss)	$1,686	$3,257	$(2,764)

Denominator:
Weighted average shares outstanding	14,708	14,323	15,522
Effect of dilutive securities	261	71	—

Weighted average shares — diluted	14,969	14,394	15,522

Basic net income (loss) per share	$0.11	$0.23	$(0.18)
Diluted net income (loss) per share	$0.11	$0.23	$(0.18)

Potentially dilutive securities representing 4.0 million, 4.9 million and 5.6 million shares of common stock for the years ended September 30, 2010, 2009 and 2008, respectively, were excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive.

Advertising Costs

All advertising costs are expensed as incurred. Advertising expenses included in sales and marketing in the consolidated statements of operations were $2.4 million, $1.3 million and $1.1 million for the years ended September 30, 2010, 2009, and 2008, respectively.

Recent Accounting Pronouncements

In September 2009, the FASB issued new guidance on certain revenue arrangements that include hardware and software elements and that include multiple deliverables. The guidance removed from the scope of industry specific revenue guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Additionally, the new guidance provides updated guidance on: (1) whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and (2) require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) eliminates the use of the residual method and require an entity to allocate revenue using the relative selling price method. The new guidance is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. At this time, the Company believes that the guidance will primarily affect the timing of recognizing revenue on sales of SITE systems. While the Company is still assessing the impact of this guidance on its accounting and reporting systems and processes, the Company has elected to adopt this guidance on a prospective basis and, at this time, does not expect the new guidance to have a material effect on its financial condition or operating results in the first fiscal quarter of 2011.

During the first quarter of 2010, the Company adopted the FASB’s new guidance on fair value measurements and disclosures for all financial assets and liabilities. The new guidance defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. Adoption of the new fair value guidance for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, did not have a material effect on the Company’s financial condition or operating results.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued new guidance for business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new guidance also establishes principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB amended this new guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. The Company adopted the new guidance for acquisitions completed after October 1, 2009, the beginning of its fiscal year 2010. The impact of adoption will be largely dependent on the size and nature of the business combinations completed after the adoption of this guidance.

In December 2007, the FASB issued new guidance for accounting of noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the new guidance in the first quarter of 2010, which did not have an effect on its financial condition or operating results.

In March 2008, the FASB issued new guidance for disclosures about derivative instruments and hedging activities, which enhances financial disclosure by requiring that objectives for using derivative instruments be described in terms of underlying risk and accounting designation in the form of tabular presentation, requiring transparency with respect to the entity’s liquidity from using derivatives, and cross-referencing an entity’s derivative information within its financial footnotes. The Company adopted the new guidance in the first quarter of 2010, which did not have an effect on its financial condition or operating results.

In April 2008, the FASB issued new guidance for determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the statement is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted the new guidance in the first quarter of 2010, which did not have an effect on its financial condition or operating results.

In May 2009, the FASB issued new guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In February 2010, the FASB issued an amendment to this guidance that removed the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The adoption of this guidance, as amended, did not have a material impact on the Company’s consolidated financial statements.

(2)	Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments held at major banks, commercial paper, money market funds and other securities with original maturities of three months or less to be cash equivalents in accordance with the FASB’s guidance on statement of cash flows.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s cash and cash equivalents and short-term investments as of September 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value

Cash	$17,732	$—	$—	$17,732
Money market funds	5,509	—	—	5,509

Total cash and cash equivalents	$23,241	$—	$—	$23,241

Fixed-term deposits	$12,271	$—	$—	$12,271
Treasuries and agencies	3,101	10	—	3,111
Corporate and municipal bonds	27,674	70	(15)	27,729

Total short-term investments	$43,046	$80	$(15)	$43,111

The following table summarizes the Company’s cash and cash equivalents and short-term investments as of September 30, 2009 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value

Cash	$20,492	$—	$—	$20,492
Money market funds	30,891	—	—	30,891

Total cash and cash equivalents	$51,383	$—	$—	$51,383

Fixed-term deposits	$6,585	$—	$—	$6,585

Total short-term investments	$6,585	$—	$—	$6,585

The Company utilizes the FASB’s guidance to determine the fair value of financial instruments and to determine if the gross unrealized loss on investments represents a temporary impairment. The Company evaluates whether an impairment of a debt security is other than temporary each reporting period using the following guidance:

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

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the consolidated statement of operations. The Company reviewed factors such as the length of time and extent to which fair value has been below cost, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. There was no impairment charge for the years ended September 30, 2010 and 2009.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
Security Description	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

As of September 30, 2010:
Fixed term deposits	$12,271	$—	$—	$—	$12,271	$—
Treasuries and agencies	3,111	—	—	—	3,111	—
Corporate and municipal bonds	27,729	(15)	—	—	27,729	(15)

Total	$43,111	$(15)	$—	$—	$43,111	$(15)

As of September 30, 2009:
Fixed term deposits	$6,585	$—	$—	$—	$6,585	$—

Total	$6,585	$—	$—	$—	$6,585	$—

Contractual maturities of available-for-sale securities at September 30, 2010 were as follows (in thousands):

		Estimated
	Cost	Fair Value

Due in less than one year	$30,063	$30,090
Due in more than one year and less than two years	12,983	13,021

Total	$43,046	$43,111

(3)	Fair Value Measurements

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash and cash equivalents:
Money market funds	$5,509	$—	$—	$5,509
Short-term investments:
Fixed-term deposits	—	12,271	—	12,271
Corporate and municipal bonds	27,729	—	—	27,729
Treasuries and agencies	3,111	—	—	3,111

Total assets measured at fair value	$36,349	$12,271	$—	$48,620

Fixed-term deposits are valued at cost, which approximates fair value as of September 30, 2010.

(4)	Consolidated Financial Statement Details

The following tables present the Company’s consolidated financial statement details (in thousands):

Prepaids, Deferred Costs and Other Current Assets

	September 30,
	2010	2009

Prepaid expenses	$1,591	$1,554
Deferred costs of revenue	806	580
Income tax receivable	425	971
Security deposits, advances, and interest receivable	590	43
Other assets	159	369

Total	$3,571	$3,517

Property, equipment and software

	September 30,
	2010	2009

Land	$14,150	$14,150
Computer equipment and software	31,874	29,551
Building	21,614	21,875
Furniture and fixtures	2,151	2,169
Leasehold and building improvements	1,155	1,179
Construction in progress	292	383

	71,236	69,307
Less accumulated depreciation and amortization	(37,804)	(34,529)

Total	$33,432	$34,778

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Deferred Costs and Other Long-Term Assets

	September 30,
	2010	2009

Prepaid tax asset	$823	$1,710
Deferred costs of revenue	209	421
Tenant rent receivable	163	280
Deposits	221	264
Prepaid expenses	183	349

Total	$1,599	$3,024

Accrued Expenses*

	September 30,
	2010	2009

Accrued employee compensation	$4,040	$4,417
Accrued audit and professional fees	334	429
Income and other taxes	1,016	844
Other accrued expenses	2,555	2,776

Total	$7,945	$8,466

*	The current portion of capital lease obligation has been included in other accrued expenses to conform to the current year presentation. Additionally, certain amounts in other accrued expenses at September 30, 2009 have been reclassified to the other components of accrued expenses to correct their classification.

Deferred Rent and Other Long-term Liabilities

	September 30,
	2010	2009

Income and other taxes	$3,029	$2,643
Deferred rent	392	506
Other long-term liabilities	184	195

Total	$3,605	$3,344

(5)	Goodwill and Identifiable Intangible Assets

The following table represents the changes in goodwill for the two years ended September 30, 2010 (in thousands):

Balance at September 30, 2008	$64,396
Additional goodwill for the acquisition of Zandan S.A.	90
Translation adjustments	1,592

Balance at September 30, 2009	$66,078
Translation adjustments	(2,912)

Balance at September 30, 2010	$63,166

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Identifiable intangible assets amounted to $3.9 million (net of accumulated amortization of $25.5 million) and $6.3 million (net of accumulated amortization of $23.5 million) at September 30, 2010 and 2009, respectively. The components of identifiable intangible assets were as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total

As of September 30, 2010:
Gross carrying value	$7,944	$11,845	$8,071	$1,382	$38	$113	$29,393
Accumulated amortization	(4,984)	(11,845)	(7,602)	(939)	(27)	(82)	(25,479)

Net carrying value	$2,960	$—	$469	$443	$11	$31	$3,914

As of September 30, 2009:
Gross carrying value	$8,125	$11,845	$8,190	$1,407	$40	$121	$29,728
Accumulated amortization	(3,422)	(11,834)	(7,391)	(733)	(23)	(70)	(23,473)

Net carrying value	$4,703	$11	$799	$674	$17	$51	$6,255

Amortization expense for identifiable intangible assets for the years ended September 30, 2010, 2009 and 2008 was $2.2 million, $2.2 million and $3.1 million, respectively. Amortization of developed technology related to software was $1.6 million, $1.2 million, and $1.0 million for the years ended September 30, 2010, 2009, and 2008, respectively. These amounts were recorded to costs of revenue. Amortization of other identifiable intangible assets was $0.6 million, $1.0 million and $2.1 million for the years ended September 30, 2010, 2009 and 2008, respectively. There were no in-process research and development expenses capitalized for the years ended September 30, 2010, 2009 and 2008.

The estimated future amortization expense for existing identifiable intangible assets as of September 30, 2010 was as follows (in thousands):

Fiscal Years	Total

2011	$2,251
2012	1,378
2013	285

Total	$3,914

Weighted average remaining useful lives as of September 30, 2010 (years)	2.3

(6)	Stockholders’ Equity

1999 Equity Incentive Plan

As of September 30, 2010, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors and consultants, including nonqualified and incentive stock options, restricted stock units (“RSUs”), and stock bonuses. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full three years from the date of grant. As of September 30, 2010, options to purchase approximately 4.0 million shares and approximately 489,000 RSUs were outstanding under the Incentive Plan. Approximately 1.4 million shares were available for future issuance under the Incentive Plan as of September 30, 2010.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”). As of September 30, 2010, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of September 30, 2010, approximately 1.3 million shares had been issued under the Purchase Plan, and approximately 140,000 shares remain for future issuance.

Stock-Based Compensation

Stock Options

A Summary of stock option activity under the Company’s Incentive Plan was as follows (in thousands expect per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding at September 30, 2008	5,948	$14.67	6.5
Granted	67	10.16
Exercised	(241)	7.16
Forfeited or canceled	(916)	32.29
Expired	(56)	12.00

Outstanding at September 30, 2009	4,802	$11.65	5.8
Granted	—	—
Exercised	(280)	8.91
Forfeited or canceled	(67)	12.52
Expired	(416)	14.76

Outstanding at September 30, 2010	4,039	$11.51	4.9	$2,647

Vested and expected to vest	4,008	$11.51	4.9	$2,637

Exercisable at September 30, 2010	3,644	$11.44	4.6	$2,501

The aggregate intrinsic values in the table above are based on the difference between the Company’s closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of “in the money” options outstanding, vested and expected to vest and exercisable, respectively.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table presents the composition of options outstanding and exercisable as of September 30, 2010:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

$ 7.25-$ 9.30	415,235	1.64	$8.21	398,216	$8.22
$ 9.35-$10.62	404,148	5.88	10.27	385,325	10.28
$10.66-$10.97	460,163	4.28	10.84	405,149	10.86
$11.00-$11.00	452,502	5.43	11.00	452,502	11.00
$11.01-$11.61	55,803	6.32	11.46	30,104	11.33
$11.68-$11.68	522,000	5.34	11.68	522,000	11.68
$11.75-$11.98	442,911	5.12	11.97	374,557	11.97
$12.00-$12.74	406,631	5.76	12.48	311,859	12.46
$12.76-$13.25	405,381	4.08	12.98	403,474	12.98
$13.28-$24.25	474,362	5.99	13.91	360,678	13.97

	4,039,136	4.88	$11.51	3,643,864	$11.44

During the year ended September 30, 2009, the Company recorded stock-based compensation expense of $0.6 million related to the cancellation in March 2009 of the Company’s Chief Executive Officer’s option to purchase 400,000 shares of its common stock at $14.99 per share, which was approximately 67% vested at the date of cancellation. Another option granted to the Company’s Chief Executive Officer to purchase 300,000 shares of common stock at an exercise price of $70.00 per share was also cancelled in March 2009. No additional expense was recorded for this cancellation given that the options were fully vested at the date of the cancellation.

During the years ended September 30, 2010, 2009 and 2008, the Company recorded stock-based compensation expense of $3.4 million, $4.4 million and $4.6 million, respectively. There was no income tax benefit associated with the stock-based compensation expense because the deferred tax asset resulting from stock-based compensation was offset by a valuation allowance against the deferred tax assets.

The Company did not grant any stock options during the year ended September 30, 2010. The weighted average grant-date fair value of options granted during the years ended September 30, 2009 and 2008 was $3.57, and $4.31 per share, respectively. The aggregate intrinsic value of options exercised during the years ended September 30, 2010, 2009 and 2008 was $0.6 million, $0.4 million, and $2.5 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

Weighted average assumptions for options granted under the Incentive Plan for the years ended September 30, 2010, 2009, and 2008, respectively, were as follows:

	2010	2009	2008

Volatility	—	39.1%	33.4%
Risk-free interest rates	—	2.04%	3.29%
Expected life (in years)	—	4.5	4.4
Dividend yield	—	—	—

As of September 30, 2010, there was $0.9 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that is expected to be recognized over a weighted average period of 1.2 years.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Purchase Plan

Weighted average assumptions for rights issued under the Purchase Plan for the years ended September 30, 2010, 2009, and 2008, respectively, were as follows:

	2010	2009	2008

Volatility	62.9%	55.4%	37.8%
Risk-free interest rates	0.51%	1.04%	2.81%
Expected life (in years)	1.25	1.25	1.25
Dividend yield	0.20%	—	—

Restricted Stock Units (“RSU”)

Historically, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. In fiscal 2009, the Company began issuing RSUs rather than stock options for eligible employees as the primary type of long-term equity-based award. A summary of the Company’s RSU activity and related information for the years ended September 30, 2010 and 2009 were as follows (in thousands except per share data):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Balance at September 30, 2008	—	$—
Granted	487	8.90
Vested	(16)	9.43
Cancelled	(1)	7.59

Balance at September 30, 2009	470	$8.88
Granted	60	9.05
Vested	—	—
Cancelled	(41)	7.59

Balance at September 30, 2010	489	$9.07

Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

As of September 30, 2010, there was $2.3 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested restricted stock units that is expected to be recognized over a weighted average period of 1.8 years.

Stock Repurchase Plan

During fiscal 2008, as part of its overall stock repurchase program, the Company entered into several agreements with two brokers to establish Trading Plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Trading Plans instructed the broker to repurchase for the Company, in accordance with Rule 10b-18 of the Exchange Act, a cumulative total of 5.0 million shares of the Company’s common stock. In accordance with the repurchase program and Trading Plans, the Company repurchased 5.0 million shares for $60.1 million, and retired approximately 5.1 million shares of treasury stock during fiscal 2008. The Company has purchased the maximum allowable number of shares under the Trading Plans.

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

Dividends

Prior to November 2009, the Company had not declared or paid any cash dividends on its common stock or other securities. During the year ended September 30, 2010, the Company declared and paid the following cash dividends:

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid

December 1, 2009	December 15, 2009	$0.05	$727,000
March 1, 2010	March 15, 2010	$0.05	$731,000
June 1, 2010	June 15, 2010	$0.05	$743,000
September 1, 2010	September 15, 2010	$0.05	$746,000

(7)	Income Taxes

Income (loss) before income taxes is attributed to the following geographic locations for the years ended September 30, 2010, 2009, and 2008 (in thousands):

	Year Ended September 30,
	2010	2009	2008

United States	$1,736	$3,473	$(2,656)
Foreign	847	803	926

Income (loss) before income taxes	$2,583	$4,276	$(1,730)

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Provision for income taxes for the years ended September 30, 2010, 2009, 2008 consisted of the following (in thousands):

	Year Ended September 30,
	2010	2009	2008

Current:
Federal	$41	$43	$—
Foreign	2,131	1,130	947
State	52	115	(7)

Total current tax expense	2,224	1,288	940

Deferred:
Federal	69	69	67
Foreign	(1,410)	(345)	18
State	14	7	9

Total deferred tax expense	(1,327)	(269)	94

Total provision for income taxes	$897	$1,019	$1,034

Provision for income taxes for the years ended September 30, 2010, 2009, and 2008 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following (in thousands):

	Year Ended September 30,
	2010	2009	2008

Federal tax expense (benefit) at statutory rate	$904	$1,497	$(605)
State tax expense, net of federal tax effect	26	628	1,590
Non-deductible expenses and other	282	653	1,058
Change in valuation allowance for federal and state deferred tax assets	(788)	(2,229)	(1,650)
Foreign tax differential	473	470	641

Total expense	$897	$1,019	$1,034

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred taxes (in thousands):

	September 30,
	2010	2009

Deferred tax assets:
Accruals, reserves and other	$8,040	$6,503
Capitalized research and development	855	1,393
Intangibles related to acquisition	5,593	5,936
Property and equipment	23,470	22,947
Net operating loss carryforwards	25,432	26,190
Tax credit carryforwards	1,412	1,349

Gross deferred tax assets	64,802	64,318
Valuation allowance	(60,594)	(61,082)

Total deferred tax assets	4,208	3,236

Deferred tax liabilities:
Intangible assets	(495)	(676)

Net deferred taxes	$3,713	$2,560

Reported as:
Current deferred tax assets	$3,749	$2,913
Non-current deferred tax assets	359	61
Non-current deferred tax liabilities	(395)	(414)

Net deferred taxes	$3,713	$2,560

Management has established a valuation allowance for the portion of deferred tax assets for which it is not more-likely-than-not to be realized. The net change in the total valuation allowance for the years ended September 30, 2010 and 2009 was an increase (decrease) of $(0.5) million and $0.1 million, respectively.

The Company’s accounting for deferred taxes under the FASB’s guidance on accounting for income taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

At present, the Company’s management believes that it is more likely than not that $4.2 million of net deferred tax assets, primarily related to foreign locations, will be realized in the foreseeable future and a valuation allowance has been established against the remaining deferred tax assets.

Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded as credits to paid-in-capital or income tax benefit, depending on the associated deferred tax assets.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because it is management’s intention to indefinitely reinvest such undistributed earnings. Undistributed earnings of the Company’s foreign subsidiaries amounted to $5.2 million at September 30, 2010. If the Company distributes those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdictions.

The Company had net operating loss carryforwards as of September 30, 2010 for federal income tax purposes of $57.0 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in the tax years 2018 through 2027. In addition, the Company had $26.6 million of net operating loss carryforwards as of September 30, 2010 available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in the tax years 2012 through 2017. As of September 30, 2010, federal and state net operating loss carryforwards of $9.5 million and $4.4 million, respectively, resulted from exercises of employee stock options and were not recorded on the Company’s consolidated balance sheet. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

As of September 30, 2010, the Company had research credit carryforwards of $2.3 million for federal and $2.5 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in the tax year 2018. The California research credit may be carried forward indefinitely.

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

In December 2007, the Company entered into an agreement whereby it purchased certain intangible assets from its German subsidiary. This transaction was treated as an intercompany sale and, as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Therefore, in December 2007, the Company recorded a long-term prepaid tax asset of $1.8 million which represents the tax that the German subsidiary will pay of $3.0 million, offset by the elimination of the remaining carrying amount of the deferred tax liability related to these intangible assets that was established at the time of the acquisition of the German subsidiary. The deferred tax liability had a carrying amount of $1.2 million at the time of the transfer. The net prepaid tax asset of $1.8 million is being amortized through tax expense over the life of the underlying asset which has been estimated to be 48 months. During the three months ended September 30, 2009, the Company recorded an additional prepaid tax asset of $1.1 million which represents the additional tax that the German subsidiary will pay based upon an increase in the calculated price. The additional net prepaid tax asset of $1.1 million is being amortized through tax expense over the remaining life of the underlying asset. Amortization expense on the prepaid tax asset was $0.8 million, $0.8 million and $0.4 million for the years ended September 30, 2010, 2009 and 2008, respectively. As of September 30, 2010, the prepaid tax asset, net of accumulated amortization, was $0.8 million and is included in deferred costs and other long-term assets on the consolidated balance sheet.

On October 1, 2007, the Company adopted the FASB’s guidance for accounting for uncertainty in income taxes and recognized a cumulative effect adjustment of $0.1 million, decreasing its income tax liability for unrecognized tax benefits, and decreasing the September 30, 2007 accumulated deficit balance.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The aggregate changes in the balance of gross unrecognized tax benefits during the years ended September 30, 2010, 2009, and 2008 were as follows (in thousands):

Beginning balance as of October 1, 2007 (upon adoption)	$5,049
Increases related to prior year tax positions	76
Decreases related to prior year tax positions	—
Increases related to current year tax positions	1,287
Decreases related to lapse of statute of limitations	(6)

Ending balance at September 30, 2008	$6,406
Increases related to prior year tax positions	472
Decreases related to prior year tax positions	(300)
Increases related to current year tax positions	482
Decreases related to lapse of statute of limitations	(28)

Ending balance at September 30, 2009	$7,032
Increases related to prior year tax positions	51
Decreases related to prior year tax positions	(112)
Increases related to current year tax positions	77
Decreases related to settlement with taxing authorities	(25)

Ending balance at September 30, 2010	$7,023

If the ending balance of approximately $7.0 million of unrecognized tax benefits at September 30, 2010 were recognized, $2.8 million would affect the effective income tax rate. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued interest and penalties of $0.2 million at September 30, 2010, and $0.1 million at September 30, 2009.

It is possible that the amount of liability for unrecognized tax benefits may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California, Canada, France, Germany, the Netherlands, and the United Kingdom. Tax years 1997 through 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(8)	Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through October 2017. As of September 30, 2010, future minimum payments under these operating leases were as follows (in thousands):

Operating
Fiscal Year	Leases

2011	$794
2012	566
2013	464
2014	344
2015	351
Thereafter	140

Total minimum lease payments*	$2,659

*	Future minimum lease payments exclude sublease proceeds of $1.0 million.

Rent expense was $1.0 million, $1.9 million and $1.1 million for the years ended September 30, 2010, 2009 and 2008, respectively.

Commitments

As of September 30, 2010, the Company had $1.5 million of contingent commitments, with a remaining term of between one to twenty-three months, to bandwidth and co-location providers, which commitments become due if the Company terminates any of these agreements prior to their expiration. At present, the Company does not intend to terminate any of these agreements prior to their expiration.

Legal Proceedings

In August 2001, and the Company and its former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company’s initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws (“Consolidated Complaint”) was filed on or about April 19, 2002, and alleged claims against the Company, certain of its officers, and underwriters of its September 24, 1999 initial public offering (“underwriter defendants”), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The lawsuit alleged that the defendants participated in a scheme to inflate the price of the Company’s stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the court.

The Company is a party to a global settlement with the plaintiffs that would have disposed of all claims against the Company with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the amended complaints for failure to state a claim, which the District Court denied on March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which was submitted to the District Court for preliminary approval on April 2, 2009. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. On June 10, 2009, the District Court granted preliminary approval of the proposed settlement. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit from the District Court’s October 5, 2009 order approving the settlement. Although the District Court has granted final approval of the settlement, there can be no guarantee that it will not be reversed on appeal. The Company believes that it has meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On May 27, 2009, the Ninth Circuit issued an order stating that the cases were not selected for inclusion in the mediation program, and on June 22, 2009 issued an order granting the parties’ joint motion filed on May 22, 2009 to consolidate the 54 appeals and 30 cross-appeals. Briefing on the appeal was completed on November 17, 2009. The Court heard oral argument on October 5, 2010 and the Court’s decision may be issued at any time. No amount has been accrued as of September 30, 2010 since the Company believes that the liability, if any, is not probable and cannot be reasonably estimated.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of September 30, 2010 or 2009, as costs to replace or correct product are generally reimbursable under the manufacturer’s warranty.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of September 30, 2010 and 2009.

Guarantees

As of September 30, 2010, the Company, through one of its foreign subsidiaries, has outstanding guarantees totaling $0.1 million to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit of $1.4 million as of September 30, 2010.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(9)	Geographic and Segment Information

The Company operates in a single reportable segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the service quality of Internet and mobile communications. While the Company operates under one operating segment, management also internally analyzes revenue categorized as Internet Test and Measurement (“Internet”) and Mobile Test and Measurement (“Mobile”). The following table identifies which services are categorized as Internet and Mobile services and where they are recorded in the consolidated statements of operations:

	Subscription	Ratable	Professional
	Services	Licenses	Services

Internet Test and Measurement:
Internet Subscriptions — Web Measurement
Application Perspective	X
Streaming Perspective	X
Transaction Perspective	X
Internet Subscriptions — Other
Enterprise Adapters	X
Keynote Internet Testing Environment (KITE)	X
Performance Scoreboard	X
Private Agents	X
Red Alert	X
Test Perspective	X
LoadPro	X
WebEffective	X
Internet Engagements
Professional Services			X
Automated Reporting			X
Custom Competitive Research			X
Customer Research Products			X
LoadPro			X
Mobile Competitive Monitoring Analysis			X
Mobile Insights			X
Performance Insights			X
Visitor Insights			X
WebEffective			X
Web Site Performance Assessment			X
Mobile Test and Measurement:
Mobile Subscription
Mobile Device Perspective (MDP)	X
Mobile Web Perspective (MWP)	X
GlobalRoamer	X
Mobile Internet Testing Environment (MITE)	X
Mobile Ratable Licenses
System Integrated Test Environment (SITE)		X

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes Internet and Mobile net revenue:

	Year Ended September 30,
	2010	2009	2008

Internet Subscriptions — Web Measurement	$26,452	$26,772	$27,837
Internet Subscriptions — Other	12,036	10,810	10,595
Internet Engagements	8,788	9,887	9,774

Total Internet net revenue	47,276	47,469	48,206

Mobile Subscription	10,372	8,015	6,882
Mobile Ratable Licenses	22,203	24,623	21,820

Total Mobile net revenue	32,575	32,638	28,702

Total net revenue	$79,851	$80,107	$76,908

Information regarding the geographic areas from which the Company’s net revenues were generated, based on the location of the Company’s customers, was as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008

United States	$44,189	$44,433	$43,896
Europe*	23,031	25,115	28,774
Other*	12,631	10,559	4,238

Total	$79,851	$80,107	$76,908

*	No individual country represents more than 10% of revenue.

Information regarding the geographic areas which the Company has long lived assets (includes all tangible assets) was as follows (in thousands):

	September 30,
	2010	2009

United States	$32,213	$33,685
Germany	1,212	1,084
Other	7	9

Total	$33,432	$34,778

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(10)	Supplementary Data (Unaudited)

The following tables set forth quarterly supplementary data for each of the fiscal years in the two-year period ended September 30, 2010.

	2010
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2009	2010	2010	2010	2010
	(In thousands, except per share data)

Net revenue	$20,709	$19,356	$19,273	$20,513	$79,851
Gross profit	$9,972	$8,811	$8,694	$9,823	$37,300
Net income (loss)	$981	$(144)	$(315)	$1,164	$1,686
Basic net income (loss) per share	$0.07	$(0.01)	$(0.02)	$0.08	$0.11
Diluted net income (loss) per share	$0.07	$(0.01)	$(0.02)	$0.08	$0.11

	2009
	Quarter Ended				Year Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
	2008	2009	2009	2009	2009
	(In thousands, except per share data)

Net revenue	$20,637	$19,564	$20,169	$19,737	$80,107
Gross profit	$9,682	$8,384	$10,258	$9,481	$37,805
Net income (loss)	$886	$(258)	$2,092	$537	$3,257
Basic net income (loss) per share	$0.06	$(0.02)	$0.15	$0.04	$0.23
Diluted net income (loss) per share	$0.06	$(0.02)	$0.15	$0.04	$0.23

Basic and diluted net income (loss) per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

(11)	Subsequent Events

In November 2010, the Company announced a dividend of $0.06 per share payable to stockholders of record as of December 1, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, California

We have audited Keynote Systems, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2010, of the Company and our report dated December 10, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 10, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2010. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of September 30, 2010, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears above.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors will be presented in our definitive proxy statement (“definitive proxy statement”) in connection with our 2011 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference. We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal accounting officer. This code of ethics is posted on our Web site. The Internet address for our Web site is www.keynote.com and the code of ethics may be found on the page entitled “Corporate Governance”.

Item 11.	Executive Compensation

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be presented in our definitive proxy statement. That information is incorporated into this report by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-With

3.01		Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04
3.02		Bylaws, as amended.	8-K	000-27241	12-10-09	3.01
3.03		Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02
4.01		Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01
10.01		Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A
10.02		[Intentionally omitted]
10.03		Forms of stock option agreement and stock option exercise agreement under 1999 Equity Incentive Plan.	S-1	333-82781	08-23-99	10.04
10	.03.1	1999 Equity Incentive Plan, as amended.	Schedule 14A	000-27241	01-22-09	Annex A
10.04		Forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension under 1999 Employee Stock Purchase Plan.	S-1	333-82781	08-23-99	10.05
10	.04.1	1999 Employee Stock Purchase Plan, as amended.	Schedule 14A	000-27241	01-22-09	Annex B
10.05		401(k) Plan.	S-1	333-82781	07-13-99	10.06
10	.06*	Employment Agreement dated as of December 9, 1997 between Keynote and Umang Gupta.	S-1	333-82781	07-13-99	10.08
10	.07*	Amendment Agreement dated as of November 12, 2001 between Keynote and Umang Gupta.	10-Q	000-27241	02-14-02	10.01
10.09		[Intentionally omitted]
10	.10*	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.5
10	.11*	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.06

			Incorporated by Reference
Exhibit					Filing	Exhibit	Filed
No.		Exhibit	Form	File No.	Date	No.	Here-With

10	.12*	Promotion Letter Agreement dated as of April 12, 2006 between Keynote Systems, Inc. and Eric Stokesberry	10-Q	000-27241	08-09-06	10.7
10	.13*	Addendum to Stock Option Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Eric Stokesberry	10-Q	000-27241	08-09-06	10.8
10	.16*	Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH (“SIGOS”) and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems+	10-Q	000-27241	08-09-06	10.12
10	.18*	Employment Agreement between Keynote Systems, Inc. and Curtis Smith	10-Q	000-27241	08-06-10	10.1
21.01		Subsidiaries of Keynote Systems, Inc.					X
23.01		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

+	Confidential treatment has been requested with regards to certain portions of this document. Such portions were filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 10th day of December 2010.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Umang Gupta, Curtis H. Smith and David F. Peterson, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 10, 2010

Principal Financial Officer:

/s/ CURTIS H. SMITH Curtis H. Smith	Chief Financial Officer	December 10, 2010

Principal Accounting Officer:

/s/ DAVID F. PETERSON David F. Peterson	Chief Accounting Officer	December 10, 2010

Additional Directors:

/s/ JENNIFER M. JOHNSON Jennifer M. Johnson	Director	December 10, 2010

/s/ CHARLES BOESENBERG Charles Boesenberg	Director	December 10, 2010

/s/ MOHAN GYANI Mohan Gyani	Director	December 10, 2010

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	December 10, 2010

/s/ DR. DEBORAH RIEMAN Dr. Deborah Rieman	Director	December 10, 2010