Form 10-Q
period 2010-12-31
KEYNOTE SYSTEMS INC
filed 2011-02-07
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of January 31, 2011
Common Stock, $.001 par value	15,387,898 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 31,	September 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$25,842	$23,241
Short-term investments	43,299	43,111

Total cash, cash equivalents and short-term investments	69,141	66,352
Accounts receivable, less allowance for doubtful accounts of $48 and $50, respectively, and less billing reserve of $260 and $150, respectively	11,537	9,094
Prepaids, deferred costs and other current assets	4,031	3,571
Inventories	1,689	1,286
Deferred tax assets	3,681	3,749

Total current assets	90,079	84,052
Deferred costs and other long-term assets	781	1,599
Property, equipment and software, net	32,958	33,432
Goodwill	62,397	63,166
Identifiable intangible assets, net	3,324	3,914
Long-term deferred tax assets	352	359

Total assets	$189,891	$186,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,084	$1,748
Accrued expenses	8,409	7,945
Deferred revenue	17,296	19,539

Total current liabilities	27,789	29,232
Deferred rent and other long-term liabilities	3,594	3,605
Long-term deferred revenue	1,770	1,926
Long-term deferred tax liability	415	395

Total liabilities	33,568	35,158

Commitments and contingencies (see Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,196,373 and 14,942,571 shares issued and outstanding, respectively	15	15
Additional paid-in capital	289,323	286,761
Accumulated deficit	(134,301)	(137,928)
Accumulated other comprehensive income	1,286	2,516

Total stockholders’ equity	156,323	151,364

Total liabilities and stockholders’ equity	$189,891	$186,522

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Net revenue	$24,833	$20,709

Costs and expenses:
Costs of revenue:
Direct costs of revenue	5,843	5,403
Development	3,035	3,145
Operations	1,911	1,891
Amortization of intangible assets — software	419	298

Total costs of revenue	11,208	10,737
Sales and marketing	7,193	6,328
General and administrative	2,848	2,642
Excess occupancy income, net	(246)	(308)
Amortization of intangible assets — other	151	182

Total costs and expenses	21,154	19,581

Income from operations	3,679	1,128
Interest income and other, net	216	93

Income before provision for income taxes	3,895	1,221
Provision for income taxes	(268)	(240)

Net income	$3,627	$981

Net income per share:
Basic	$0.24	$0.07

Diluted	$0.23	$0.07

Shares used in computing basic and diluted net income per share:
Basic	15,006	14,514
Diluted	15,724	14,756

Cash dividends declared per common share	$0.06	$0.05
See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,627	$981
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,006	1,197
Stock-based compensation	795	1,003
Amortization of identifiable intangible assets	570	480
Amortization of prepaid tax asset	186	201
Charges to bad debt and billing reserves	142	92
Amortization of debt investment premium	277	60
Deferred tax provision (benefit)	20	(66)
Loss on disposal of equipment	13	7
Changes in operating assets and liabilities:
Accounts receivable	(2,682)	(779)
Inventories	(432)	(52)
Prepaids, deferred costs and other assets	121	(398)
Accounts payable and accrued expenses	772	1,178
Deferred revenue	(2,091)	(3,999)

Net cash provided by (used in) operating activities	2,324	(95)

Cash flows from investing activities:
Purchases of short-term investments	(3,217)	(26,609)
Maturities and sales of short-term investments	2,500	2,218
Purchases of property, equipment and software	(470)	(775)

Net cash used in investing activities	(1,187)	(25,166)

Cash flows from financing activities:
Repayment of capital lease obligation	—	(5)
Proceeds from issuance of common stock and exercise of stock options	2,666	160
Cash dividends declared and paid	(898)	(727)

Net cash provided by (used in) financing activities	1,768	(572)

Effect of exchange rate changes on cash and cash equivalents	(304)	(324)

Net change in cash and cash equivalents	2,601	(26,157)
Cash and cash equivalents at beginning of the period	23,241	51,383

Cash and cash equivalents at end of the period	$25,842	$25,226

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$166	$164
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$188	$190
See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(1) Summary of Significant Accounting Policies
     Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) develop and sell services, hardware and software to measure, test, assure and improve Internet and mobile communications quality of service.
Basis of Presentation
     The accompanying unaudited condensed consolidated balance sheets, and unaudited condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of December 31, 2010, and the results of operations and cash flows for the interim periods ended December 31, 2010 and 2009.
     The results of operations and cash flows for any interim period are not necessarily indicative of the results to be expected for any other future interim period or for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010 included in the Company’s Report on Form 10-K as filed with the SEC. The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation.
     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, inventory valuation, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair values of options granted under the Company’s stock-based compensation plans and valuation allowances for deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.
Recently Adopted Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. The new accounting guidance permits prospective or retrospective adoption, and the Company elected prospective adoption during the first quarter of fiscal 2011. Refer to Note 3, “Revenue Recognition” in this Form 10-Q for additional information on the impact of adoption.
(2) Net Income (Loss) Per Share
     Basic net income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, purchase rights under the employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2010	2009
Numerator:
Net income	$3,627	$981

Denominator:
Weighted average shares outstanding	15,006	14,514
Effect of dilutive stock options, restricted stock units and employee stock purchase rights	718	242

Denominator for diluted net income per share	15,724	14,756

Net income per share:
Basic	$0.24	$0.07

Diluted	$0.23	$0.07

     Securities representing 1.1 million and 4.1 million shares of common stock for the three months ended December 31, 2010 and 2009, respectively were excluded from the computation of diluted net income per share since their effect would be anti-dilutive, as their exercise price was greater than the average market price of the common stock during the period.
(3) Revenue Recognition
      Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Internet:
Web measurement subscriptions	$7,275	$6,170
Other subscriptions	3,448	3,665
Engagements	2,185	2,544

Internet net revenue	12,908	12,379

Mobile:
Subscriptions	3,195	2,374
Ratable licenses	4,571	5,956
System licenses	1,992	—
Maintenance and support	2,167	—

Mobile net revenue	11,925	8,330

Net revenue	$24,833	$20,709

     In connection with the adoption of the FASB’s new accounting guidance (ASU 2009-13 and ASU 2009-14) in the first quarter of fiscal 2011, the Company is presenting the single line item “net revenue” in its condensed consolidated statement of operations and is providing additional details for its net revenue in the above table. The Company previously reported its net revenue in its condensed consolidated statement of operations under the following captions: Subscription services, Ratable licenses and Professional services.
     Subscriptions revenue consists primarily of revenue from the sale of products and services sold through a cloud-based model on a subscription basis (also referred to as Software-as-a-Service, or SaaS). Subscription arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time. Subscription revenue is reflected in the above table as Web measurement subscriptions (which includes Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), other subscriptions (which includes all other Internet subscription products and services) and Mobile subscriptions (which includes GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective and Mobile Internet Testing Environment (“MITE”) products and services).

     The Company also sells monitoring systems to mobile network operators under licensing arrangements. Monitoring system arrangements with mobile customers for the sale of the Company’s automated test equipment typically includes software licenses, hardware, consulting services to configure the systems (installation services), post contract support (maintenance) services, training services and other consulting services associated with the Company’s System Integrated Test Environment (“SITE”) system. Monitoring systems revenue is reflected in the above table as ratable licenses (which includes SITE systems arrangements entered into prior to October 1, 2010), systems licenses (which includes the hardware and software elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010) and maintenance and support (which includes all other elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010 and all maintenance agreements renewals for periods subsequent to September 30, 2010).

     The Company supplements its cloud-based subscriptions and monitoring systems with engagement services.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
     Revenue is recognized in accordance with appropriate accounting guidance when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists. The Company considers a customer signed quote, contract, or purchase order to be evidence of an arrangement.

•	Delivery of the product or service. Subscription based services are considered delivered when the customer has been provided with access to the subscription services. Subscription services are generally delivered on a consistent basis over the period of the subscription with the customer having flexibility to define and change the measurement with respect to the type, frequency, location and complexity of the measurement. Engagement services are considered delivered when the services are performed or the contractual milestones are completed. Monitoring systems, excluding maintenance, are considered delivered when all elements of the arrangement have either been delivered or accepted, if acceptance language exists.

•	Fee is fixed or determinable. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•	Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.
     The Company does not generally grant refunds. All discounts granted reduce revenue. Free trials are typically stand-alone transactions occasionally provided to prospective customers, for which no revenue is recognized.
     Subscription based services can either be billed in advance or in arrears. For customers that are billed in advance of providing measurements, revenue is deferred upon invoicing and is recognized over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers that are billed in arrears, revenue is recognized based upon actual usage of the subscription services and typically invoiced on a monthly basis. Regardless of when billing occurs, the Company recognizes revenue as services are provided and defers any revenue that is unearned.
     Revenue associated with monitoring system hardware, software essential to the functionality of the monitoring system (“essential software”), installation services and training is deferred until the later of delivery of the complete monitoring system or until acceptance of the monitoring system, under the customer contractual terms. Revenue associated with the monitoring system product maintenance and support is recognized ratably over the maintenance term, usually one year. Non-essential software purchased by customers in bundled arrangements is deemed to be a software element that does not qualify for treatment as separate units of accounting as the Company does not have sufficient vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements of the arrangement, typically maintenance. Accordingly, non-essential software revenue is recognized ratably over the product maintenance term.
     Engagements revenue consists of fees generated from our professional consulting services and includes services such as Performance Insights and Customer Research Products. Revenue from these services is recognized as the services are performed, typically over a period of one to three months. For engagement service projects that contain project milestones, as defined in the arrangement, the Company recognizes revenue once the services or milestones have been delivered, based on input measures. Payment occurs either up-front or over time.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
Revenue Recognition for Arrangements with Multiple Deliverables
     The Company enters into multiple element arrangements that generally consist of 1) monitoring systems combined with maintenance, installation and other consulting services, 2) subscription services combined with engagement services which includes LoadPro and WebEffective, and 3) multiple engagement services.
     For Arrangements Entered into Prior to October 1, 2010:
     Prior to the adoption of the amended accounting guidance for revenue arrangements with multiple deliverables, the Company was not able to establish VSOE for all of the undelivered elements associated with SITE systems, primarily maintenance. Therefore, the Company recognized the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Ratable recognition of revenue began when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement’s contractual terms.
     Subscription arrangements are treated as a single unit of accounting given that the elements within the subscription arrangements do not qualify for treatment as separate units of accounting because sufficient objective evidence of fair value did not exist for the allocation of revenue. As a result the entire arrangement fee was recognized as revenue either ratably over the service period, generally over twelve months, or based upon actual monthly usage.
     Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, maintenance, engineering and consulting services associated with SITE systems. The hardware component of the Company’s monitoring system arrangements is deemed to include an essential software related element. Customers do not purchase the hardware without also purchasing the software. None of the SITE services provided by the Company is considered to be essential to the functionality of the licensed products. This assessment is due to the implementation/integration services being performed during a relatively short period (generally within two to three months) compared to the length of the arrangement which typically ranges from twelve to thirty-six months. Additionally, the implementation/integration services are general in nature and the Company has a history of successfully gaining customer acceptance. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue.
     For Arrangements Entered into Subsequent to September 30, 2010:
     In October 2009, the FASB amended the accounting guidance for multiple-element revenue arrangements to:
•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using best estimated selling prices (“BESP”) of each deliverable if a vendor does not have VSOE or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.
     Also in October 2009, the FASB amended the accounting guidance for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance.
     The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. For arrangements within the scope of the new revenue accounting guidance, a deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price.
     When applying the relative selling price method, the Company determines the selling price for each deliverable using its BESP, as the Company has determined it is unable to establish VSOE of selling price or TPE of selling price for the deliverables. BESP reflects the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company determines BESP for a deliverable by considering multiple factors including, analyzing historical prices for standalone and bundled arrangements against price lists, market conditions, competitive landscape and internal costs.
     Effects of Adoption:
     The Company adopted the amended accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified on or after October 1, 2010 (the beginning of fiscal year 2011). The adoption of the new revenue accounting guidance had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of acceptance rather than ratably over the contract term. SITE orders received after September 30, 2010 are reported as System licenses for the hardware and essential software and as Maintenance and Support for the remaining elements. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue because VSOE does not exist for the undelivered elements of the arrangement, typically maintenance.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
     As a result of adopting the new accounting guidance, the Company recognized $2.0 million of net revenue and $0.2 million of related direct costs of revenue in the first fiscal quarter of 2011 that would otherwise have been recognized in subsequent periods under the previous accounting guidance. If the new accounting guidance had not been adopted, the Company would have reported $6.7 million of ratable license revenue, no system license revenue, no maintenance and support revenue and total net revenue of $22.8 million for the three months ended December 31, 2010. Revenue recognized related to multiple-element arrangements entered into prior to October 1, 2010 was $4.5 million for the three months ended December 31, 2010.
Direct Cost of Revenue, Deferred Revenue and Deferred Direct Costs of Revenue
     Direct Costs of Revenue: Direct costs of revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements, depreciation of equipment related to our measurement and data collection network, and hardware and supplies for SITE systems. Consistent with the presentation of net revenue, the Company previously presented direct costs of revenue under the following captions: Subscription Services, Ratable Licenses, and Professional Services. Beginning in the first quarter of fiscal 2011, the Company is presenting direct costs of revenue as one line item in the condensed consolidated statement of operations.
     Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any unpaid deferred revenue reduces the balance of accounts receivable. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months from the balance sheet date.
     Deferred Costs: Deferred costs are mainly comprised of hardware costs associated with SITE system arrangements. For arrangements that were entered into prior to October 1, 2011, deferred costs were categorized as short-term for any arrangement for which the original maintenance period is one year or less in length. Correspondingly, deferred costs associated with arrangements for which the original maintenance period is greater than one year were classified as long-term deferred costs. These deferred costs were amortized to direct costs of revenue over the life of the customer contract, generally one to three years, commencing upon the later of delivery or acceptance. For arrangements entered into subsequent to September 30, 2010, deferred costs are charged to direct costs of revenue in the same period that the associated hardware revenue is recognized, usually upon the later of delivery or acceptance.
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
     For the three months ended December 31, 2010 and 2009, no single customer accounted for 10% or more of total net revenue. As of December 31, 2010, no customer accounted for more than 10% of the Company’s net accounts receivable. As of December 31, 2009, one customer accounted for 12% of the Company’s net accounts receivable.
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
     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of December 31, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$20,651	$—	$—	$20,651
Money market funds	5,191	—	—	5,191

Total cash and cash equivalents	$25,842	$—	$—	$25,842

Fixed-term deposits	$12,033	$—	$—	$12,033
Treasuries and agencies	3,101	7	—	3,108
Corporate and municipal bonds	28,114	68	(24)	28,158

Total short-term investments	$43,248	$75	$(24)	$43,299

     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of September 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$17,732	$—	$—	$17,732
Money market funds	5,509	—	—	5,509

Total cash and cash equivalents	$23,241	$—	$—	$23,241

Fixed-term deposits	$12,271	$—	$—	$12,271
Treasuries and agencies	3,101	10	—	3,111
Corporate and municipal bonds	27,674	70	(15)	27,729

Total short-term investments	$43,046	$80	$(15)	$43,111

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
     The Company utilizes the FASB’s guidance to determine the fair value of financial instruments and to determine if the gross unrealized loss on investments represents a temporary impairment. The Company evaluates whether an impairment of a debt security is other than temporary each reporting period using the following guidance:
•	If management intends to sell an impaired debt security, the impairment is considered other than temporary. If the entity does not intend to sell the impaired debt security, it must still assess whether it is more likely than not that it will be required to sell the security.

•	If management determines that it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis of the security, the impairment is considered other than temporary.

•	If management determines that it does not intend to sell an impaired debt security and, that it is not more likely than not that it will be required to sell such a security before recovery of the security’s amortized cost basis, the entity must assess whether it expects to recover the entire amortized cost basis of the security.
     The Company has the intent and ability to hold these securities until their value recovers, and have not sold any at a loss.
     Contractual maturities of available-for-sale securities at December 31, 2010 were as follows (in thousands):

		Estimated
	Cost	Fair Value
Due in less than one year	$33,342	$33,396
Due in more than one year and less than two years	9,906	9,903

Total	$43,248	$43,299

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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
     The following table presents the Company’s assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents:
Money market funds	$5,191	$—	$—	$5,191
Short-term investments:
Fixed-term deposits	—	12,033	—	12,033
Municipal and corporate bonds	28,158	—	—	28,158
Treasuries and agencies	3,108	—	—	3,108

Total assets measured at fair value	$36,457	$12,033	$—	$48,490

     Fixed-term deposits are valued at cost, which approximates fair value as of December 31, 2010.
(7) Consolidated Financial Statement Details
     The following tables present the Company’s condensed consolidated financial statement details (in thousands):
Prepaids, Deferred Costs and Other Current Assets

	December 31, 2010	September 30, 2010
Prepaid expenses	$1,680	$1,591
Deferred costs of revenue	662	806
Income tax receivable	394	425
Prepaid tax asset	621	—
Security deposits, advances, and interest receivable	575	590
Other assets	99	159

Total	$4,031	$3,571

Property, equipment and software

	December 31, 2010	September 30, 2010
Land	$14,150	$14,150
Computer equipment and software	32,201	31,874
Building	21,698	21,614
Furniture and fixtures	2,160	2,151
Leasehold and building improvements	1,182	1,155
Construction in progress	255	292

	71,646	71,236
Less accumulated depreciation and amortization	(38,688)	(37,804)

Total	$32,958	$33,432

Deferred Costs and Other Long-Term Assets

	December 31, 2010	September 30, 2010
Prepaid tax asset	$—	$823
Deferred costs of revenue	230	209
Tenant rent receivable	140	163
Deposits	219	221
Prepaid expenses	192	183

Total	$781	$1,599

Accrued Expenses

	December 31, 2010	September 30, 2010
Accrued employee compensation	$4,489	$4,040
Accrued audit and professional fees	392	334
Income and other taxes	1,161	1,016
Other accrued expenses	2,367	2,555

Total	$8,409	$7,945

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
(8) Inventories
     Inventories primarily relate to direct costs associated with SITE systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales of our product. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to direct cost of revenue in the period that management identifies the adjustment.
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
     Based on the results of the first step of the Company’s impairment test performed at September 30, 2010, the fair value of its reporting unit exceeded its carrying value by more than 20%. Accordingly, the Company determined that its goodwill had not been impaired. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization and general industry, market and macro-economic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.
     During the quarter ended December 31, 2010, the Company concluded that there were no triggering events which would require a formal impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and cash flows during the period. The Company is continuing to monitor the need to perform an impairment analysis in light of current economic factors in the equity markets as well as the recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis to determine if an impairment charge should be recorded to write down goodwill to its fair value. If the results of any impairment testing indicate that a write down of goodwill is necessary, such charge could be significant and, accordingly, could have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.
     The following table presents the changes in goodwill during the three months ended December 31, 2010 (in thousands):

Balance at September 30, 2010	$63,166
Translation adjustment	(769)

Balance at December 31, 2010	$62,397

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
     The components of identifiable intangible assets are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of December 31, 2010:
Gross carrying value	$7,909	$11,845	$8,045	$1,375	$37	$111	$29,322
Accumulated amortization	(5,405)	(11,845)	(7,638)	(998)	(28)	(84)	(25,998)

Net carrying value	$2,504	$—	$407	$377	$9	$27	$3,324

As of September 30, 2010:
Gross carrying value	$7,944	$11,845	$8,071	$1,382	$38	$113	$29,393
Accumulated amortization	(4,984)	(11,845)	(7,602)	(939)	(27)	(82)	(25,479)

Net carrying value	$2,960	$—	$469	$443	$11	$31	$3,914

     Amortization of developed technology related to software was recorded to costs of revenue. Amortization of all other identifiable intangible assets was recorded to operating expenses. The following table presents amortization of identifiable intangible assets for the three months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Amortization of intangible assets — software	$419	$298
Amortization of intangible assets — other	151	182

Total amortization of intangible assets	$570	$480

     The estimated future amortization expense for existing identifiable intangible assets as of December 31, 2010 was as follows (in thousands):

Fiscal years:
2011 (remaining nine months)	$1,671
2012	1,368
2013	285

Total	$3,324

Weighted-average remaining useful life as of December 31, 2010 (years)	2.1
(10) Lease Abandonment Accrual
     The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $0.6 million related to its discontinuance of this facility. The changes in the lease abandonment liability for the quarter ended December 31, 2010 was as follows (in thousands):

Lease abandonment liability, September 30, 2010	$468
Lease payments to lessor	(68)
Sublease proceeds	43

Lease abandonment liability, December 31, 2010	$443

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
(11) Stockholders’ Equity and Stock Based Compensation
Dividends
     Prior to November 2009, the Company had not declared or paid any cash dividends on its common stock or other securities. During the quarters ended December 31, 2010 and 2009, the Company declared and paid the following cash dividends (in thousands except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
December 1, 2009	December 15, 2009	$0.05	$727
December 1, 2010	December 15, 2010	$0.06	$898
Stock Based Compensation
     Summary of Plans
     As of December 31, 2010, the Company was authorized to issue up to approximately 8.3 million shares of common stock under its 1999 Equity Incentive Plan (“Incentive Plan”) to employees, directors and consultants, including nonqualified and incentive stock options, restricted stock units (“RSUs”), and stock bonuses. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full three years from the date of grant. As of December 31, 2010, options to purchase approximately 3.7 million shares and approximately 539,000 RSUs were outstanding under the Incentive Plan. Approximately 1.4 million shares were available for future issuance under the Incentive Plan as of December 31, 2010.
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
     In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”). As of December 31, 2010, the Company had reserved a total of approximately 1.4 million shares of common stock for issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. As of December 31, 2010, approximately 1.3 million shares had been issued under the Purchase Plan, and approximately 140,000 shares remain for future issuance.
     Restricted Stock Units
     Historically, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. In fiscal 2009, the Company began issuing RSUs rather than stock options for eligible employees as the primary type of long-term equity-based award. Stock-based compensation cost for RSUs is measured based on the value of the Company’s stock on the grant date, reduced by the present value of the dividend yield expected to be paid on the Company’s common stock. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. A summary of RSU activity under the Company’s Incentive Plan for the three months ended December 31, 2010 is presented below (in thousands, except per share amounts):

		Weighted
		Average
	Shares	Grant Date Fair Value
Outstanding at September 30, 2010	489	$9.07
Granted	54	11.42
Vested	—	—
Cancelled	(4)	7.59

Outstanding at December 31, 2010	539	$9.26

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
     As of December 31, 2010, there was $2.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 1.7 years.
     The fair value of each RSU granted in fiscal 2009 was based upon the market value of the Company’s stock on the date of grant. Beginning in the first quarter of fiscal 2010, the Company began declaring and paying dividends on its common stock. Accordingly, the fair value of each RSU granted subsequent to September 30, 2009 was estimated on the date of the grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. There were no RSUs granted in the three months ended December 31, 2009. Weighted-average assumptions for each RSU granted in the three months ended December 31, 2010 under the Incentive Plan were as follows:

Volatility	58.1%
Risk free interest rate	0.6%
Expected life (in years)	3.0
Dividend yield	2.0%
     Stock Options
     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted in the quarters ended December 31, 2010 and 2009.
     A summary of option activity under the Company’s Incentive Plan for the three months ended December 31, 2010 is presented below (in thousands, except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at September 30, 2010	4,039	$11.51	4.9	$2,647
Granted	—	—
Exercised	(254)	10.50
Forfeited or canceled	(6)	10.70
Expired	(34)	14.73

Outstanding at December 31, 2010	3,745	$11.55	4.8	$11,520

Vested and expected to vest at December 31, 2010	3,725	$11.55	4.8	$11,467
Exercisable at December 31, 2010	3,421	$11.50	4.6	$10,699
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on December 31, 2010. The aggregate intrinsic value of options exercised during the three months ended December 31, 2010 was $0.9 million.
     As of December 31, 2010, there was $0.6 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that are expected to be recognized over a weighted average period of one year.
     Employee Stock Purchase Plan
     The Company’s Purchase Plan provides for twenty-four month offering periods with four six-month purchase periods. The six-month purchase periods end on the earlier of January 31st and July 31st of each year or the last business day prior to those dates. The fair value of each stock purchase right is estimated on the first day of the offering period using the Black-Scholes option pricing model. Weighted-average assumptions for stock purchase rights under the Purchase Plan were as follows:

	Three Months Ended
	December 31,
	2010	2009
Volatility	61.3%	61.3%
Risk free interest rate	0.6%	0.7%
Expected life (in years)	1.25	1.25
Dividend yield	0.2%	—

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
Stock based Compensation Expense
     The following table provides a summary of the stock based compensation expense included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Direct costs of revenue	$96	$137
Development	177	229
Operations	107	134
Sales and marketing	291	364
General and administrative	124	139

Total	$795	$1,003

(12) Other Comprehensive Income (Loss) and Foreign Currency Translation
     The components of other comprehensive income (loss) consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, the United Kingdom, the Netherlands, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the consolidated statements of operations as incurred and were approximately $83,000 and $7,000 for the three months ended December 31, 2010 and 2009, respectively.
     The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Net income	$3,627	$981
Net unrealized loss on available-for-sale investments	(14)	(131)
Foreign currency translation loss	(1,216)	(1,401)

Other comprehensive income (loss)	$2,397	$(551)

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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
(13) Excess Occupancy Income
     Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% for the three months ended December 31, 2010 and 2009. Rental income was approximately $0.6 million and $0.7 million for the three months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had leased space to 13 tenants, of which 12 had noncancellable operating leases, which expire on various dates through 2016. At December 31, 2010, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal years:
2011 (remaining nine months)	$1,929
2012	2,182
2013	921
2014	610
2015	491
Thereafter	161

Total future minimum rents receivable	$6,294

(14) Income Taxes
     The Company’s effective tax rate for the three months ended December 31, 2010 and 2009 was 7% and 20%, respectively. The rate for the three months ended December 31, 2010 and 2009 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, the Company is also amortizing prepaid tax recorded in connection with the 2008 sale of intangible assets from its German entity to the United States entity at approximately $190,000 per quarter. Excluding the amortization of prepaid tax, the Company’s effective tax rate would have been 2% and 3% for the three months ended December 31, 2010 and 2009, respectively.
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
     At September 30, 2007, the Company determined that the projected sources of future taxable income in the United States were not considered to be sufficient to support any of the deferred tax assets located in the United States. Therefore, the Company established a valuation allowance against all of the deferred tax assets related to the United States. In future quarters, the projected taxable income will be evaluated for this purpose, and it is possible that the valuation allowance would be reduced, which would affect the effective tax rate, deferred tax expense, and additional paid-in-capital. In the event that management determines that the valuation allowance should be reduced, the tax effect would be recorded as a discrete event in the quarter in which the determination was made. This analysis is applied to United States domestic taxes and to foreign, in particular Germany, taxes separately.
     Charges to earnings from incentive stock options and shares purchased from the employee stock purchase plan, have no associated tax benefit to the Company and has the effect of increasing the effective tax rate. In a future period it is possible that a tax benefit would be realized on these options and employee stock purchase rights, at which time the tax rate may be reduced as a result.
     The Company has adopted the provisions of ASC 740-10 (formerly referenced as FASB’s Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109). As of December 31, 2010, the total amount of gross unrecognized benefits was $7.0 million. Included in this balance was approximately $2.8 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The gross unrecognized tax benefits decreased by $42,000 during the three months ended December 31, 2010.
     It is possible that the amount of liability for unrecognized tax benefits may change within the next three months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next three months, the Company’s existing tax positions may continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were insignificant for the three months ended December 31, 2010 and 2009.
     Although the Company files United States federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, Canada, the United Kingdom, the Netherlands and Germany. Tax years 1997 through 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
(15) Commitments and Contingencies
Leases
     The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through October 2017. As of December 31, 2010, future minimum payments under these operating leases were as follows (in thousands):

Operating
Leases
Fiscal year:
2011 (remaining nine months)	$694
2012	580
2013	462
2014	343
2015	350
Thereafter	138

Total minimum lease payments*	$2,567

*	Future minimum lease payments exclude sublease proceeds of approximately $1.0 million.
     Rent expense was $0.2 million for each of the three months ended December 31, 2010 and 2009.
Commitments
     The Company had, as of December 31, 2010, $1.3 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of between one to twenty-two months and become due if the Company terminates any of these agreements prior to their expiration.
     As of December 31, 2010, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.1 million to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit of $1.3 million as of December 31, 2010.
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

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
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
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. Oral argument in the Ninth Circuit was heard on October 5, 2010, and the Court issued is written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff had submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including the Company) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing by the original three-judge panel of the court and a rehearing by the entire court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. No amount has been accrued as of December 31, 2010 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.
     The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Warranties
     The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of December 31, 2010 or September 30, 2010, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.
Indemnification
     The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2010 and September 30, 2010.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
(16) Geographic and Segment Information
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
     Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009
United States	$12,244	$11,308
Europe*	8,341	6,652
Other**	4,248	2,749

Net revenue	$24,833	$20,709

*	No individual country represents more than 10% of net revenue for the three months ended December 31, 2009. One individual country represents more than 10% of net revenue for the three months ended December 31, 2010.

**	No individual country represents more than 10% of net revenue for the three months ended December 31, 2010 and 2009.
     Information regarding geographic areas which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	December 31, 2010	September 30, 2010
United States	$31,768	$32,213
Germany	1,184	1,212
Other	6	7

Total	$32,958	$33,432

(17)	Subsequent Events
     In January 2011, the Board of Directors approved the payment of a quarterly dividend of $0.06 per share to stockholders of record as of March 1, 2011. In the future, the Company intends to pay a similar dividend on a quarterly basis; however, its ability to continue to do so will be affected by its future results of operations, financial position, business and the various other factors that may affect its overall business.
     In January 2011, the Board of Directors approved an amendment to the Incentive Plan to extend the termination date from December 31, 2011 to December 31, 2014 and an amendment to the Purchase Plan to increase the number of authorized shares by 400,000. The other terms of these plans were not changed. These amendments are subject to stockholder approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations of Keynote Systems, Inc. (referred to herein as “we,” “us,” “Keynote” or “the Company”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included in this report as well as the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended September 30, 2010, and subsequent filings with the Securities and Exchange Commission.
     Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors” in Item 1A of Part II of this report, and in our annual report on Form 10-K for the fiscal year ended September 30, 2010 and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.
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
     We deliver our products and services primarily through a cloud-based model on a subscriptions basis (also referred to as Software-as-a-Service, or SaaS). Subscription fees range from monthly to multi-year commitments and vary based on the type of service selected, the number of measurements, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements, the communication protocols or services measured and any additional features ordered. Our System Integrated Test Environment (“SITE”) systems, which include monitoring software and hardware, usually are offered via a software license fee model that is bundled with ongoing maintenance and support. Our Real User Experience Testing services, which we also refer to as our professional services or engagement services, primarily are offered on an engagement, per incident or per study basis. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and the type of testing to be conducted.
     Our net revenue increased by $4.1 million, or 20%, from $20.7 million for the three months ended December 31, 2009 to $24.8 million for the three months ended December 31, 2010. Our net income increased by $2.6 million, or 270%, from $1.0 million for the three months ended December 31, 2009 to $3.6 million for the three months ended December 31, 2010. The increase in net income is primarily attributable to a $3.6 million increase in Mobile net revenue and $0.5 million increase to Internet net revenue for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. A portion of this increase was due to the adoption of the new accounting guidance described below. Total costs and expenses increased $1.6 million from $19.6 million for the three months ended December 31, 2009 to $21.2 million for the three months ended December 31, 2010.
     Effective with fiscal year 2011, we adopted new revenue accounting guidance that had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of acceptance rather than ratably over the contract term. SITE orders received after September 30, 2010 are reported as System licenses for the hardware and software elements of those contracts and as Maintenance and Support for the remaining elements. SITE orders received prior to October 1, 2010 (the beginning of fiscal year 2011) continue to be recognized ratably and are reported as Ratable license revenue. We adopted this accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified after October 1, 2010. As a result of adopting the new accounting guidance, we recognized $2.0 million of net revenue and $0.2 million of related direct costs of revenue in the first fiscal quarter of 2011 that would otherwise have been recognized in subsequent periods under the previous guidance.
     We believe that important trends and challenges for our business include:
•	continuing to drive growth in our Internet and Mobile Cloud products and services, as we believe that revenue growth is the primary factor in creating stockholder value;

•	growing Web measurement revenue (such as Transaction Perspective and Application Perspective which have increased over the past two quarters) in order to increase Internet revenues;

•	growing our overall customer base to support the growth of our Internet and Mobile revenue;

•	continuing to control our expenses in fiscal 2011 to maintain and improve profitability, particularly because of the economic uncertainties that continue to exist; and

•	challenges faced due to the current economic environment as this affects our customers’ ability to purchase our products and services.
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
     Except for the adoption of new accounting guidance related to revenue recognition, Management believes that there have been no significant changes during the three months ended December 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2010 Annual Report

on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2010 Annual Report on Form 10-K. For a description of our revenue recognition accounting policy and the effect of the adoption of the new accounting guidance on our financial statements, refer to Note 3 to our condensed consolidated financial statements in Part 1, Item 1 of this Form 10-Q.
Results of Operations
     The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended
	December 31,
	2010	2009
Total net revenue	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue	23.5	26.1
Operations	7.7	9.1
Development	12.2	15.2
Amortization of intangible assets — software	1.7	1.4
Sales and marketing	29.0	30.6
General and administrative	11.5	12.8
Excess occupancy income	(1.0)	(1.5)
Amortization of intangible assets — other	0.6	0.9

Total costs and expenses	85.2	94.6

Income from operations	14.8	5.4
Interest income and other, net	0.9	0.5

Income before provision for income taxes	15.7	5.9
Provision for income taxes	(1.1)	(1.2)

Net income	14.6%	4.7%

The dollar amounts in the tables in this and the following sections are in thousands unless otherwise indicated.
Net Revenue

	For the Three Months Ended December 31,
	2010	2009	% Change
Internet
Web Measurement Subscriptions	$7,275	$6,170	18%
Other Subscriptions	3,448	3,665	(6)
Engagements	2,185	2,544	(14)

Total Internet net revenue	12,908	12,379	4

Mobile
Subscriptions	3,195	2,374	35
Ratable Licenses	4,571	5,956	(23)
System Licenses	1,992	—	—
Maintenance and Support	2,167	—	—

Total Mobile net revenue	11,925	8,330	43

Total net revenue	$24,833	$20,709	20%

     We previously reported net revenue in our condensed consolidated statement of operations under the following captions: Subscription Services, Ratable Licenses and Professional Services. Beginning in the first quarter of fiscal 2011, we are presenting the single line item “net revenue” in our condensed consolidated statement of operations and providing the detail table for net revenue above. Subscription revenue is reflected in the above table as web measurement subscriptions (which include Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), other subscriptions (which include all other Internet subscription product and services) and Mobile subscriptions (which include GlobalRoamer, Mobile Device Perspective and Mobile Web Perspective products and services). Monitoring systems revenue is reflected in the above table as ratable licenses (which includes SITE systems arrangements entered into prior to October 1, 2010), systems licenses (which includes the hardware and software elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010) and maintenance and support (which includes all other elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010 and all maintenance agreements renewals for periods subsequent to September 30, 2010).
     Internet Net Revenue. Internet net revenue increased by $0.5 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Internet net revenue represented 52% and 60% of total net revenue for the three months ended December 31, 2010 and 2009, respectively. The increase in Internet net revenue for the three months ended December 31, 2010 was mainly attributable to an increase of $1.1 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers are performing to test their Web sites, offset by a decrease of $0.2 million in our Internet Subscriptions Other and a decrease of $0.4 million from our engagements (also referred to as professional services) due primarily to a large Loadpro engagement in the first fiscal quarter of 2010 that did not recur in the first fiscal quarter of 2011.
     Mobile Net Revenue. Mobile net revenue increased by $3.6 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. Mobile net revenue represented 48% and 40% of total net revenue for the three months ended December 31, 2010 and 2009, respectively. The increase in Mobile net revenue for the three months ended December 31, 2010 was attributable mainly to an increase of $2.8 million in SITE systems, of which $2.0 million was due to the adoption of new revenue accounting guidance discussed below, and an increase of $0.8 million due to increased demand for mobile subscriptions.
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. We adopted this accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified on or after October 1, 2010 (the beginning of our fiscal year). The adoption of the new revenue accounting guidance had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of acceptance rather than ratably over the contract term. SITE orders received after fiscal year 2010 are reported as System licenses for the hardware and software that works with the hardware to deliver the essential functionality of the hardware (“essential software”), and as Maintenance and Support for the remaining elements. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue because vendor specific objective evidence of fair value, or VSOE, does not exist for the undelivered elements of the arrangement, typically maintenance. As a result of adopting the new accounting guidance, we recognized $2.0 million of net revenue and $0.2 million of related direct costs of revenue in the first fiscal quarter of 2011 that would have been recognized in subsequent periods under the previous guidance. If the new accounting guidance had not been adopted, we would have reported $6.7 million of ratable license revenue, no system license revenue, no maintenance and support revenue and total net revenue of $22.8 million for the three months ended December 31, 2010. See Note 3 to condensed consolidated financial statements.
     For the three months ended December 31, 2010 and 2009, no customer accounted for more than 10% of total net revenue. As of December 31, 2010, no customer accounted for more than 10% of net accounts receivable. As of September 30, 2010, one customer accounted for 10% of net accounts receivable. International sales were approximately 51% and 45% of total net revenue for the three months ended December 31, 2010 and 2009, respectively. International sales increased primarily due to the adoption of the new accounting guidance discussed in the previous paragraph.
Direct Costs of Net Revenue

	For the Three Months Ended December 31,
	2010	2009	%Change
Direct costs of net revenue	$5,843	$5,403	8%
     Direct costs of net revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements, depreciation of equipment related to our measurement and data collection network, and hardware and supplies for SITE systems. Consistent with the presentation of net revenue, we previously presented direct costs of revenue under the following captions: Subscription Services, Ratable Licenses, and Professional Services. Beginning in the first quarter of fiscal 2011, we are presenting direct costs of revenue as one line item in the condensed consolidated statement of operations. Direct costs of net revenue increased $0.4 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 and represented 24% and 26% of total net revenue for the three months ended December 31, 2010 and 2009, respectively. The increase in direct costs of net revenue is mainly attributable to costs recognized as a result of the increase in revenue and the adoption of the new accounting guidance for revenue recognition (see discussion above).

Development

	For the Three Months Ended December 31,
	2010	2009	%Change
Development	$3,035	$3,145	(3)%
     Development expenses consist primarily of compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel. Our operations expenses remained relatively consistent for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009.
Operations

	For the Three Months Ended December 31,
	2010	2009	%Change
Operations	$1,911	$1,891	1%
     Operations expenses consist primarily of compensation, including stock-based compensation and other benefits, for management and technical support personnel, who manage and maintain our field measurement and collection infrastructure and headquarters data center and provide basic and extended customer support. Our operations personnel also work closely with other departments to ensure the reliability of our services. Our operations expenses remained relatively consistent for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009.
Sales and Marketing

	For the Three Months Ended December 31,
	2010	2009	%Change
Sales and marketing	$7,193	$6,328	14%
     Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses increased by $0.9 million for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009. The increase was primarily attributable to an increase of $0.5 million for external marketing expenses partially related to our Mobile User Conference in Beijing and a $0.3 million increased in personnel costs to grow Mobile revenues.
General and Administrative

	For the Three Months Ended December 31,
	2010	2009	%Change
General and administrative	$2,848	$2,642	8%
     General and administrative expenses consist primarily of compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses increased by $0.2 million for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009. The increase was primarily attributable to additional personnel costs associated with additional headcount.

Excess Occupancy Income

	For the Three Months Ended December 31,
	2010	2009	%Change
Rental income	$(610)	$(690)	(12)%
Rental and other expenses	364	382	(5)%

Excess occupancy income	$(246)	$(308)	(20)%

     Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the quarters ended December 31, 2010 and 2009. The decrease in excess occupancy income for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009 was primarily due to a reduction of space rented by one tenant in the first fiscal quarter of 2011 and an early termination of a lease during the fourth fiscal quarter of 2010.
Amortization of Identifiable Intangible Assets

	For the Three Months Ended December 31,
	2010	2009	%Change
Amortization of identifiable intangible assets — software	$419	$298	41%
Amortization of identifiable intangible assets — other	151	182	(17)%

Total amortization of identifiable intangible assets	$570	$480	19%

     Amortization of intangible assets — software mainly relates to developed and purchased technology related to our mobile products and is reflected in direct costs of revenue in our condensed consolidated statements of operations. Amortization of intangible assets — other relates to all other intangibles, including customer lists, and is reflected in operating expenses in our condensed consolidated statement of operations.
     Amortization of identifiable intangible assets — software increased by $0.1 million for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009 due to the amortization of an intangible asset purchased from Fonjax in fiscal 2008, which was placed in service in fiscal 2010. Amortization of identifiable intangible assets — other remained relatively consistent for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009.
     We annually review our goodwill and non-amortizing intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The identifiable intangible assets will be fully amortized by fiscal 2013. See Note 9 to our consolidated financial statements for the schedule of future amortization charges. At December 31, 2010, the type and net carrying amount of the identifiable intangible assets was as follows:

Technology	Technology
Based-	Based-	Customer
Software	Other	Based	Trademark	Covenant	Backlog	Total
$2,504	$ —	$407	$377	$9	$27	$3,324
Interest Income and Other Income (Expense), Net

	For the Three Months Ended December 31,
	2010	2009	% Change
Interest income	$134	$86	56%
Other income (expense), net	82	7	1,071%

Interest income and other income (expense), net	$216	$93	132%

     Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income (expense), net increased $0.1 million for the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009. Interest income increased primarily due to higher invested cash balances. Other income (expense), net increased primarily due to more favorable foreign exchange rates in the quarter ended December 31, 2010 as compared to the quarter ended December 31, 2009.
Provision for Income Taxes

	For the Three Months Ended December 31,
	2010	2009	%Change
Provision for income taxes	$268	$240	12%
     Our effective tax rate for the three months ended December 31, 2010 and 2009 was 7% and 20%, respectively. The rate for the three months ended December 31, 2010 and 2009 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where we have a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, we are also amortizing prepaid tax recorded in connection with the 2008 sale of intangible assets from our German subsidiary to the United States entity at approximately $190,000 per quarter. Excluding the amortization of this prepaid tax, our effective tax rate would have been 2% and 3% for the three months ended December 31, 2010 and 2009, respectively.
Stock based Compensation Expense
     Stock-based compensation expense, which is included in total costs and expenses by category, was $0.8 million and $1.0 million for the three months ended December 31, 2010 and 2009, respectively. The decrease in stock compensation expense was due to our beginning to grant RSUs in fiscal 2009 rather than stock options and the lower number of RSUs granted as compared to the number of stock options granted in periods prior to fiscal 2009.
     Stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended
	December 31,
	2010	2009
Direct costs of net revenue	$96	$137
Development	177	229
Operations	107	134
Sales and marketing	291	364
General and administrative	124	139

Total	$795	$1,003

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

     Non-GAAP Net Income and Non-GAAP Net Income Per Share. Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision for income taxes less cash taxes paid from on-going operations, stock-based compensation expense and amortization of purchased intangibles. Non-GAAP net income per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended
	December 31,
	2010	2009
GAAP net income	$3,627	$981
Stock based compensation	795	1,003
Amortization of intangible assets — software	419	298
Amortization of intangible assets — other	151	182
Provision for income taxes	268	240
Cash taxes from on-going operations	(166)	(164)

Non-GAAP net income	$5,094	$2,540

Weighted average diluted common shares outstanding:	15,724	14,756
Non-GAAP net income per share	$0.32	$0.17
     Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest income, taxes, stock-based compensation, depreciation, amortization and other income (expense), net. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	Three Months Ended
	December 31,
	2010	2009
GAAP net income	$3,627	$981
Stock based compensation	795	1,003
Amortization of intangible assets — software	419	298
Amortization of intangible assets — other	151	182
Depreciation	1,006	1,197
Provision for income taxes	268	240
Interest income and other income (expense), net	(216)	(93)

Adjusted EBITDA	$6,050	$3,808

     Free Cash Flow. Free cash flow is defined as cash flow from operations less cash used for purchases of property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	Three Months Ended
	December 31,
	2010	2009
Cash flow provided by (used in) operations	$2,324	$(95)
Purchases of property, equipment and software	(470)	(775)

Free cash flow	$1,854	$(870)

     Gross Deferred Revenue. Net deferred revenue is comprised of all unearned revenue that has been collected in advance, primarily unearned Ratable license and subscription services revenue, and is recorded as deferred revenue on the balance sheet until the revenue is earned. Net deferred revenue is reduced to the extent that there are any accounts receivable balances associated with the deferred revenue (“unpaid deferred revenue”) at the balance sheet date and may change at any point in time based upon the timing of when invoices are collected. Gross deferred revenue is defined as the sum of net deferred revenue and unpaid deferred revenue. As a result of the adoption of new accounting guidance related to revenue recognition, SITE revenue, excluding maintenance, is recognized upon the later of delivery or customer acceptance rather than ratably over the maintenance period. Accordingly, deferred revenue will decrease over the time as all of these arrangements are accounted for under the new accounting guidance. The following table details our calculation of gross deferred revenue:

	December 31, 2010	September 30, 2010
Net deferred revenue	$19,066	$21,465
Unpaid deferred revenue	8,187	5,775

Gross deferred revenue	$27,253	$27,240

Liquidity and Capital Resources

	December 31, 2010	September 30, 2010
Cash, cash equivalents and short-term investments	$69,141	$66,352
Accounts receivable, net	$11,537	$9,094
Working capital	$62,290	$54,820
Days sales outstanding (DSO) for the three months ended (a)	43	41

(a)	DSO is calculated as: (ending net accounts receivable / net sales for the three month period) multiplied by number of days in the period.
     Days sales outstanding increased by two days, from September 30, 2010 to December 31, 2010, primarily due to increased payment terms given to customers, primarily in Europe. Management does not believe the payment terms will have an effect on future collectability.

	Three Months Ended
	December 31,
	2010	2009
Cash provided by (used in) operating activities	$2,324	$(95)
Cash used in investing activities	$(1,187)	$(25,166)
Cash provided by (used in) financing activities	$1,768	$(572)
Cash, cash equivalents and short-term investments
     At December 31, 2010, we had $25.8 million in cash and cash equivalents and $43.3 million in short-term investments, for a total of $69.1 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and fixed term deposits with original maturities of three months or less. Short-term investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. As of December 31, 2010, $45.2 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments were held in foreign subsidiaries. If these foreign cash and cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
Cash provided by operating activities
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.
     Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period, ranging from one to twelve months, or monthly during the life of the subscription period. Payments for our systems licenses are generally collected at delivery of the SITE system. Payments for our engagement services customers are generally collected at the completion of the service period or as milestones are completed. Our primary use of cash from operating activities, are for personnel related expenditures, measurement and data collection infrastructure costs, insurance, regulatory compliance and other expenses associated with operating our business.
     For the quarter ended December 31, 2010, net cash provided by operating activities was $2.3 million. Net cash provided was mainly due to net income of $3.6 million, adjusted for $3.0 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $(4.3) million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expenses and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $2.7 million, and a decrease in deferred revenue of $2.1 million, partially offset by an increase in accounts payable and accrued expenses of $0.8 million.

Cash used in investing activities
     The changes in cash flows from investing activities primarily relates to the timing of purchases and maturities of investments. We also use cash to purchase property, equipment and software to support our growth and infrastructure and to make tenant improvements associated with space we lease in our headquarters building.
     For the quarter ended December 31, 2010, net cash used by our investing activities was $1.2 million. We paid $3.2 million for the purchase of short-term investments, and received $2.5 million from maturities and sales of short-term investments. We also purchased $0.5 million of property, equipment, and software.
Cash provided by financing activities
     The changes in cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.
     For the quarter ended December 31, 2010, net cash from financing activities was $1.8 million. We received $2.7 million from the issuance of common stock associated with our employee stock option plan, partially offset by common stock dividends of $0.9 million.
Commitments
     As of December 31, 2010, our principal commitments consisted of $2.6 million in real property and equipment operating leases. These leases expire at various times through October 2017. Additionally, we had $1.3 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of between one to twenty-two months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in equipment and other assets to support our growth.
     As of December 31, 2010, we had outstanding guarantees totaling $0.1 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. At December 31, 2010, these guarantees were secured by a $1.3 million unsecured line of credit.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. Our interest income is sensitive to changes in the general level of interest rates, particularly because most of our short-term investments are invested in debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from their current levels, the interest earned on those cash, cash equivalents, and short-term investments could increase or decrease by approximately $0.1 million on an annualized basis.
     Foreign Currency Fluctuations. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. A majority of our revenue and expenses are transacted in United States dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $83,000 and $7,000 for the quarter ended December 31, 2010 and 2009, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.
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
Changes in Internal Control Over Financial Reporting
     Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
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
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. Oral argument in the Ninth Circuit was heard on October 5, 2010, and the Court issued is written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff had submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including us) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing by the original three-judge panel of the court and a rehearing by the entire court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. No amount has been accrued as of December 31, 2010 since management believes that our liability, if any, is not probable and cannot be reasonably estimated.
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
     Our results of operations could vary significantly from quarter to quarter. If revenue or other financial results fall below ours or investor expectations, we may not be able to increase our revenue or reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	Fluctuations in foreign exchange rates;

•	The effect of global economic conditions on customers and partners, including the level of discretionary IT spending;

•	The rate of new and renewed subscriptions for our services, particularly large customers;

•	The amount and timing of any reductions or increases by our customers in their usage of our products and services;

•	Our ability to increase the number of Web sites we measure and the scope of products and services we offer our existing customers in a particular quarter;

•	The timing and service period of orders received during a quarter, especially from new customers;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from products and services that are not as widely used or that are experiencing decreased demand such as some of our Internet Cloud services;

•	The level of sales of our Mobile Cloud products and services and the timing of customer acceptance during the period;

•	The timing and amount of engagement services revenue, which is difficult to predict because of its dependence on the number of engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	The timing and amount of operating costs, including unforeseen or unplanned operating expenses, sales and marketing investments, and capital expenditures;

•	Seasonal factors, such as our LoadPro services which are typically higher in our first fiscal quarter due to customers preparing their Web sites for the holiday buying season;

•	Future accounting pronouncements and changes in accounting policies;

•	The timing and amount, if any, of impairment charges related to potential write down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

•	The cost associated with and the integration of future acquisitions or divestures.
     Due to these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods, our results of operations may be below the expectations of public-market analysts and investors. If this occurs, the price of our common stock may decline.
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
     Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales in Europe, as well as non-United States dollar denominated operating expenses incurred throughout the world. As was the case in recent years, volatility of foreign currencies relative to the United States dollar adversely affected the United States dollar value of our foreign currency-denominated sales and earnings.
     International sales in dollars were approximately 51% and 45% of our total net revenue for the quarters ended December 31, 2010 and 2009, respectively. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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
     While we were profitable in fiscal 2010 and 2009, we incurred net losses in fiscal 2008 and in other prior fiscal years. As of December 31, 2010, we had an accumulated deficit of $134.3 million. If we are not able to increase our revenues, it may be difficult to sustain profitability. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2010, we had $3.3 million of net identifiable intangible assets and $62.4 million of goodwill. We may in the future incur impairment charges in connection with a write down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense, in accordance with the FASB’s guidance on stock compensation, the cost of stock-based compensation awards. As a result of these and other conditions, we may not be able to sustain profitability in the future.
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
     Revenue from our Mobile Cloud products and services was $11.9 million for the quarter ended December 31, 2010. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile Cloud products and services.

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
     Our ten largest customers accounted for approximately 34% of our total net revenue for the quarters ended December 31, 2010 and 2009. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their products and services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.
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
If the market does not accept our engagement services, our results of operations could be harmed.
     Engagement services revenue represented approximately 9% and 12% of total net revenue for the quarters ended December 31, 2010 and 2009, respectively. We will need to successfully market these services in order to maintain or increase engagement services revenue. The market for these services is very competitive. Each engagement typically spans a one month to twelve month period and, therefore, it is more difficult for us to predict the amount of engagement services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our engagement services revenue.
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
     There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies, such as IBM. Because this area is very competitive, and we have limited resources dedicated to delivering engagement services, we may not succeed in selling these services.
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
     The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we only have approximately 15.2 million shares outstanding at December 31, 2010, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.
     We had $62.4 million of goodwill recorded on our consolidated balance sheet as of December 31, 2010. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. At September 30th of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.
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
     There is significant litigation in the United States involving patents and other intellectual property rights. We could become subject to intellectual property infringement claims as our products and services overlap with competitive offerings. In addition, we are, or could be, subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award, to develop non-

infringing technology, obtain a license to use the infringed intellectual property, or cease selling the products and services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.
Our measurement computers and mobile devices are located at sites that we do not own or operate, and it could be difficult for us to maintain or repair them if they do not function properly.
     Our measurement computers and mobile devices that we use to provide many of our products and services are located at facilities that are not owned by our customers or us. Instead, these devices are installed at locations near various worldwide Internet and mobile access points. We do not own or operate the facilities, and we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to maintain relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or being acquired. In addition, if our measurement computers and mobile devices cease to function properly, we may not be able to repair or service them on a timely basis, as we may not have immediate access to our measurement computers and measurement devices. Should performance problems arise, our ability to collect data in a timely manner could be impaired if we are unable to quickly maintain and repair our computers and devices.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 4th day of February 2011.

KEYNOTE SYSTEMS, INC.
By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CURTIS H. SMITH
Curtis H. Smith
Chief Financial Officer (Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *					X

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.