Form 10-Q
period 2011-03-31
KEYNOTE SYSTEMS INC
filed 2011-05-06
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 3, 2011
Common Stock, $.001 par value	16,466,971 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
Index to Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31,690	$23,241
Short-term investments	54,268	43,111

Total cash, cash equivalents and short-term investments	85,958	66,352
Accounts receivable, less allowance for doubtful accounts of $160 and $50, respectively, and less billing reserve of $146 and $150, respectively	11,241	9,094
Prepaids, deferred costs and other current assets	5,039	3,571
Inventories	1,964	1,286
Deferred tax assets	3,889	3,749

Total current assets	108,091	84,052
Deferred costs and other long-term assets	830	1,599
Property, equipment and software, net	33,695	33,432
Goodwill	64,741	63,166
Identifiable intangible assets, net	2,802	3,914
Long-term deferred tax assets	373	359

Total assets	$210,532	$186,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,792	$1,748
Accrued expenses	8,592	7,945
Deferred revenue	17,785	19,539

Total current liabilities	28,169	29,232
Deferred rent and other long-term liabilities	3,780	3,605
Long-term deferred revenue	3,466	1,926
Long-term deferred tax liability	435	395

Total liabilities	35,850	35,158

Commitments and contingencies (see Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,307,150 and 14,942,571 shares issued and outstanding, respectively	16	15
Additional paid-in capital	300,895	286,761
Accumulated deficit	(130,970)	(137,928)
Accumulated other comprehensive income	4,741	2,516

Total stockholders’ equity	174,682	151,364

Total liabilities and stockholders’ equity	$210,532	$186,522

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenue:	$24,107	$19,356	$48,940	$40,065
Costs and expenses:
Costs of revenue:
Direct costs of revenue	5,964	5,204	11,807	10,607
Development	3,186	2,971	6,221	6,116
Operations	1,967	1,935	3,878	3,826
Amortization of intangible assets — software	419	435	838	733

Total costs of revenue	11,536	10,545	22,744	21,282
Sales and marketing	6,768	6,376	13,961	12,704
General and administrative	2,559	2,536	5,407	5,178
Excess occupancy income	(273)	(311)	(519)	(619)
Amortization of intangible assets — other	153	156	304	338

Total costs and expenses	20,743	19,302	41,897	38,883

Income from operations	3,364	54	7,043	1,182
Interest income	132	117	266	203
Other income (expense), net	75	43	157	50

Income before provision for income taxes	3,571	214	7,466	1,435
Provision for income taxes	(240)	(358)	(508)	(598)

Net income (loss)	$3,331	$(144)	$6,958	$837

Net income (loss) per share:
Basic	$0.21	$(0.01)	$0.45	$0.06

Diluted	$0.19	$(0.01)	$0.42	$0.06

Shares used in computing basic and diluted net income (loss) per share:
Basic	15,814	14,591	15,406	14,560
Diluted	17,160	14,591	16,498	14,825

Cash dividends declared per common share	$0.06	$0.05	$0.12	$0.10
See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,958	$837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,066	2,317
Stock-based compensation	1,519	1,790
Amortization of identifiable intangible assets	1,142	1,071
Amortization of prepaid tax asset	351	382
Charges to bad debt and billing reserves	215	165
Amortization of debt investment premium	591	262
Deferred tax provision (benefit)	40	(262)
Loss on disposal of equipment	21	8
Changes in operating assets and liabilities:
Accounts receivable	(2,132)	(2,158)
Inventories	(598)	(379)
Prepaids, deferred costs and other assets	(954)	(603)
Accounts payable and accrued expenses	549	800
Deferred revenue	(751)	(2,576)

Net cash provided by operating activities	9,017	1,654

Cash flows from investing activities:
Purchases of short-term investments	(24,503)	(26,609)
Maturities and sales of short-term investments	12,955	4,308
Purchases of property, equipment and software	(2,163)	(1,428)

Net cash used in investing activities	(13,711)	(23,729)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	14,486	1,233
Cash dividends declared and paid	(1,868)	(1,458)
Repayment of capital lease obligation	—	(9)

Net cash provided by (used in) financing activities	12,618	(234)

Effect of exchange rate changes on cash and cash equivalents	525	(1,232)

Net change in cash and cash equivalents	8,449	(23,541)
Cash and cash equivalents at beginning of the period	23,241	51,383

Cash and cash equivalents at end of the period	$31,690	$27,842

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$30	$282
Noncash operating and investing activities:
Exercise of non-employee stock options	$—	$81
Acquisition of property, equipment and software on account	$231	$348
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
Basis of Presentation
     The accompanying unaudited condensed consolidated balance sheets, and unaudited condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2011, and the results of operations and cash flows for the interim periods ended March 31, 2011 and 2010.
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
     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair values of options granted under the Company’s stock-based compensation plans and valuation allowances for deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.
Recently Adopted Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. The new accounting guidance permits prospective or retrospective adoption, and the Company elected prospective adoption during the first quarter of fiscal 2011. Refer to Note 3, “Revenue Recognition” in this Form 10-Q for additional information on the impact of adoption.
(2) Net Income (Loss) Per Share
     Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, purchase rights under the employee stock purchase plan and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.
     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$3,331	$(144)	$6,958	$837

Denominator:
Weighted average shares outstanding	15,814	14,591	15,406	14,560
Effect of dilutive stock options, RSUs and employee stock purchase rights	1,346	—	1,092	265

Denominator for diluted net income (loss) per share	17,160	14,591	16,498	14,825

Net income (loss) per share:
Basic	$0.21	$(0.01)	$0.45	$0.06

Diluted	$0.19	$(0.01)	$0.42	$0.06

     Potentially dilutive securities representing approximately zero and 3.9 million shares of common stock for the three months ended March 31, 2011 and 2010, respectively, and 0.1 million and 4.1 million shares of common stock for the six months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted net income (loss) per share for these periods because their effect would be antidilutive.
(3) Revenue Recognition
     Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Internet:
Web measurement subscriptions	$7,373	$6,593	$14,648	$12,763
Other subscriptions	2,784	2,569	6,232	6,234
Engagements	2,600	1,893	4,785	4,437

Internet net revenue	12,757	11,055	25,665	23,434

Mobile:
Subscriptions	3,234	2,510	6,429	4,884
Ratable licenses	3,687	5,791	8,258	11,747
System licenses	1,262	—	3,254	—
Maintenance and support	3,167	—	5,334	—

Mobile net revenue	11,350	8,301	23,275	16,631

Net revenue	$24,107	$19,356	$48,940	$40,065

     In connection with the adoption of the FASB’s new accounting guidance (ASU 2009-13 and ASU 2009-14) commencing in the first quarter of fiscal 2011, the Company is presenting the single line item “net revenue” in its condensed consolidated statement of operations and is providing additional details for its net revenue in the above table. The Company previously reported its net revenue in its condensed consolidated statement of operations under the following captions: Subscription services, Ratable licenses and Professional services.
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
     The Company also sells monitoring systems to mobile network operators under licensing arrangements. Monitoring system arrangements with mobile customers for the sale of the Company’s automated test equipment typically includes software licenses, hardware, consulting services to configure the systems (installation services), post contract support (maintenance) services, training services and other consulting services associated with the Company’s System Integrated Test Environment (“SITE”) system. Monitoring systems revenue is reflected in the above table as ratable licenses (which includes SITE systems arrangements entered into prior to October 1, 2010), systems licenses (which includes the hardware and software elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010) and maintenance and support (which includes all other elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010, stand-alone consulting services agreements entered into subsequent to September 30, 2010 and all maintenance agreement renewals).
     The Company supplements its cloud-based subscriptions and monitoring systems with engagement services.

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
     Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, related software and maintenance, and engineering and consulting services associated with SITE systems. The hardware component of the Company’s monitoring system arrangements is deemed to include an essential software related element. Customers do not purchase the hardware without also purchasing the software. None of the SITE services provided by the Company is considered to be essential to the functionality of the licensed products. This assessment is due to the implementation/integration services being performed during a relatively short period (generally within two to three months) compared to the length of the arrangement which typically ranges from twelve to thirty-six months. Additionally, the implementation/integration services are general in nature and the Company has a history of successfully gaining customer acceptance. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue.
     For Arrangements Entered into Subsequent to September 30, 2010:
     In October 2009, the FASB amended the accounting guidance for multiple-element revenue arrangements to:
•	Provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	Require an entity to allocate revenue in an arrangement using best estimated selling prices (“BESP”) of each deliverable if a vendor does not have VSOE or third-party evidence (“TPE”) of selling price; and

•	Eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.
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
     When applying the relative selling price method, the Company determines the selling price for each deliverable using its BESP, as the Company has determined it is unable to establish VSOE or TPE of selling price for the deliverables. BESP reflects the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company determines BESP for a deliverable by considering multiple factors including analyzing historical prices for standalone and bundled arrangements against price lists, market conditions, competitive landscape and internal costs.
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
     As a result of adopting the new accounting guidance, the Company recognized $0.9 million and $3.0 million of net revenue and $0.1 million and $0.4 million of related direct costs of revenue for the three and six months ended March 31, 2011, respectively, that would otherwise have been recognized in subsequent periods under the previous accounting guidance. If the new accounting guidance had not been adopted, the Company would have reported $7.2 million and $13.9 million of ratable license revenue, no system license revenue, no maintenance and support revenue and total net revenue of $23.2 million and $46.0 million for the three and six months ended March 31, 2011, respectively. Revenue recognized related to multiple-element arrangements entered into prior to October 1, 2010 was $3.7 million and $8.3 million for the three and six months ended March 31, 2011.
Direct Costs of Revenue, Deferred Revenue and Deferred Direct Costs of Revenue
     Direct Costs of Revenue: Direct costs of revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install SITE systems, depreciation of equipment related to our measurement and data collection network, and hardware and supplies for SITE systems. Consistent with the presentation of net revenue, the Company previously presented direct costs of revenue under the following captions: Subscription Services, Ratable Licenses, and Professional Services. Beginning in the first quarter of fiscal 2011, the Company is presenting direct costs of revenue as one line item in the condensed consolidated statement of operations.
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
     Deferred Direct Costs of Revenue: Deferred direct costs of revenue are mainly comprised of hardware costs associated with SITE system arrangements. For arrangements that were entered into prior to October 1, 2011, deferred direct costs of revenue were categorized as short-term for any arrangement for which the original maintenance period is one year or less in length. Correspondingly, deferred direct costs of revenue associated with arrangements for which the original maintenance period is greater than one year were classified as long-term deferred costs. These deferred costs were amortized to direct costs of revenue over the life of the customer contract, generally one to three years, commencing upon the later of delivery or acceptance. For arrangements entered into subsequent to September 30, 2010, deferred costs are charged to direct costs of revenue in the same period that the associated hardware revenue is recognized, usually upon the later of delivery or acceptance.
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
     Credit risk is concentrated in North America and Europe, but exists in other regions of the world as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of its customers’ ability to pay. The Company’s accounting for its allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews customers with invoices greater than 60 days past due to determine whether a specific allowance is appropriate. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends.
     In addition to the allowance for doubtful accounts, the Company maintains a billing reserve that represents the reserve for potential billing adjustments that will be recorded as a reduction of revenue. The Company’s billing reserve is calculated as a percentage of revenue based on historical trends and experience.
     The allowance for doubtful accounts and billing reserve represent management’s best estimates as of the balance sheet dates, but changes in circumstances relating to accounts receivable and billing reserves, including unforeseen declines in market conditions, actual collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.
     One customer accounted for 14% of total net revenue for the three months ended March 31, 2011 and 11% of total net revenue for the six months ended March 31, 2011. For the three and six months ended March 31, 2010, no single customer accounted for 10% or more of total net revenue. As of March 31, 2011, one customer accounted for 12% of the Company’s net accounts receivable. As of September 30, 2010, one customer accounted for 10% of the Company’s net accounts receivable.

(5) Cash, Cash Equivalents, and Short-Term Investments
     The Company considers all highly liquid investments held at major banks, money market funds and other securities with original maturities of three months or less to be cash equivalents in accordance with the FASB’s guidance on statement of cash flows.
     The Company classifies all of its investments as available-for-sale at the time of purchase since it is management’s intent that these investments are available for current operations, and includes these investments on its balance sheets as short-term investments. These investments with original maturities longer than three months include fixed-term deposits, commercial paper, and investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification.
     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of March 31, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$19,069	$—	$—	$19,069
Money market funds	12,621	—	—	12,621

Total cash and cash equivalents	$31,690	$—	$—	$31,690

Corporate bonds	$38,084	$52	$(47)	$38,089
United States government agencies	7,100	4	(8)	7,096
Fixed-term deposits	7,087	—	—	7,087
Commercial paper	1,997	—	(1)	1,996

Total short-term investments	$54,268	$56	$(56)	$54,268

     The following table summarizes the Company’s cash and cash equivalents and short-term investments as of September 30, 2010 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
Cash	$17,732	$—	$—	$17,732
Money market funds	5,509	—	—	5,509

Total cash and cash equivalents	$23,241	$—	$—	$23,241

Corporate and municipal bonds	$27,674	$70	$(15)	$27,729
Fixed-term deposits	12,271	—	—	12,271
United States government agencies	3,101	10	—	3,111

Total short-term investments	$43,046	$80	$(15)	$43,111

     The Company utilizes the FASB’s guidance to determine the fair value of financial instruments and to determine if the gross unrealized loss on investments represents a temporary impairment. The Company evaluates whether an impairment of a debt security is other than temporary each reporting period using the following guidance:
•	If management intends to sell an impaired debt security, the impairment is considered other than temporary. If the entity does not intend to sell the impaired debt security, it must still assess whether it is more likely than not that it will be required to sell the security.

•	If management determines that it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis of the security, the impairment is considered other than temporary.

•	If management determines that it does not intend to sell an impaired debt security and, that it is not more likely than not that it will be required to sell such a security before recovery of the security’s amortized cost basis, the entity must assess whether it expects to recover the entire amortized cost basis of the security.

     The Company has the intent and ability to hold these securities until their value recovers.
     Contractual maturities of available-for-sale securities at March 31, 2011 were as follows (in thousands):

		Estimated
	Cost	Fair Value
Due in less than one year	$36,133	$36,178
Due in more than one year and less than two years	18,135	18,090

Total	$54,268	$54,268

(6) Fair Value Measurements
     The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. The fair values may therefore be determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
     The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•	Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 inputs are generally unobservable and typically reflect the use of model-based techniques and management’s estimates of assumptions that market participants would use in pricing the asset or liability.
     The following table presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Cash and cash equivalents:
Money market funds	$12,621	$—	$—	$12,621
Short-term investments:
Corporate bonds	34,463	3,626	—	38,089
United States government agencies	7,096	—	—	7,096
Fixed-term deposits	—	7,087	—	7,087
Commercial paper	—	1,996	—	1,996

Total assets measured at fair value	$54,180	$12,709	$—	$66,889

     Fixed-term deposits are valued at cost, which approximates fair value as of March 31, 2011.

(7) Consolidated Financial Statement Details
     The following tables present the Company’s condensed consolidated financial statement details (in thousands):
Prepaids, Deferred Costs and Other Current Assets

	March 31, 2011	September 30, 2010
Prepaid expenses	$2,358	$1,591
Security deposits, advances, and interest receivable	806	590
Deferred costs of revenue	537	806
Income tax receivable	361	425
Prepaid tax asset	456	—
Other assets	521	159

Total	$5,039	$3,571

Property, equipment and software

	March 31, 2011	September 30, 2010
Land	$14,150	$14,150
Computer equipment and software	33,869	31,874
Building	21,904	21,614
Furniture and fixtures	2,192	2,151
Leasehold and building improvements	1,203	1,155
Construction in progress	267	292

	73,585	71,236
Less accumulated depreciation and amortization	(39,890)	(37,804)

Total	$33,695	$33,432

Deferred Costs and Other Long-Term Assets

	March 31, 2011	September 30, 2010
Prepaid tax asset	$—	$823
Deferred costs of revenue	235	209
Tenant rent receivable	131	163
Deposits	222	221
Prepaid expenses	242	183

Total	$830	$1,599

Accrued Expenses

	March 31, 2011	September 30, 2010
Accrued employee compensation	$4,662	$4,040
Accrued audit and professional fees	470	334
Income and other taxes	885	1,016
Other accrued expenses	2,575	2,555

Total	$8,592	$7,945

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
     During the quarter ended March 31, 2011, the Company concluded that there were no triggering events which would require a formal impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and cash flows during the period. The Company continuously monitors the need to perform an impairment analysis considering current economic factors, its market capitalization, equity market volatility and Company plans and performance. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis to determine if an impairment charge should be recorded to write down goodwill to its fair value. If the results of any impairment testing indicate that a write down of goodwill is necessary, such charge could be significant and, accordingly, could have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.
     The following table presents the changes in goodwill during the six months ended March 31, 2011 (in thousands):

Balance at September 30, 2010	$63,166
Translation adjustment	1,575

Balance at March 31, 2011	$64,741

     The components of identifiable intangible assets are as follows (in thousands):

	Technology	Technology
	Based-	Based-	Customer
	Software	Other	Based	Trademark	Covenant	Backlog	Total
As of March 31, 2011:
Gross carrying value	$8,017	$11,845	$8,125	$1,395	$39	$117	$29,538
Accumulated amortization	(5,935)	(11,845)	(7,756)	(1,076)	(31)	(93)	(26,736)

Net carrying value	$2,082	$—	$369	$319	$8	$24	$2,802

As of September 30, 2010:
Gross carrying value	$7,944	$11,845	$8,071	$1,382	$38	$113	$29,393
Accumulated amortization	(4,984)	(11,845)	(7,602)	(939)	(27)	(82)	(25,479)

Net carrying value	$2,960	$—	$469	$443	$11	$31	$3,914

     Amortization of developed technology related to software was recorded to costs of revenue. Amortization of all other identifiable intangible assets was recorded to operating expenses. The following table presents amortization of identifiable intangible assets for the three and six months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Amortization of intangible assets — software	$419	$435	$838	$733
Amortization of intangible assets — other	153	156	304	338

Total amortization of intangible assets	$572	$591	$1,142	$1,071

     The estimated future amortization expense for existing identifiable intangible assets as of March 31, 2011 was as follows (in thousands):

Fiscal years:
2011 (remaining six months)	$1,118
2012	1,399
2013	285

Total	$2,802

Weighted-average remaining useful life as of March 31, 2011 (years)	1.9
(10) Lease Abandonment Accrual
     The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $0.6 million related to its discontinuance of this facility. The changes in the lease abandonment liability for the six months ended March 31, 2011 was as follows (in thousands):

Lease abandonment liability, September 30, 2010	$468
Lease payments to lessor	(137)
Sublease proceeds	58
Interest expense	1

Lease abandonment liability, March 31, 2011	$390

(11) Stockholders’ Equity and Stock-Based Compensation
Dividends
     Prior to November 2009, the Company had not declared or paid any cash dividends on its common stock or other securities. During the six months ended March 31, 2011 and 2010, the Company declared and paid the following cash dividends (in thousands except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
December 1, 2009	December 15, 2009	$0.05	$727
March 1, 2010	March 15, 2010	$0.05	$731
December 1, 2010	December 15, 2010	$0.06	$898
March 1, 2011	March 15, 2011	$0.06	$970
Stock-Based Compensation
     Summary of Plans
     On March 18, 2011 the stockholders of the Company approved an extension of the term of the 1999 Equity Incentive Plan (“Incentive Plan”) until December 31, 2014, which would have expired on December 31, 2011 without their approval. As of March 31, 2011, the Company was authorized to issue up to approximately 4.7 million shares of common stock under its Incentive Plan to employees, directors and consultants, including nonqualified and incentive stock options, RSUs, and stock bonuses. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full three years from the date of grant. As of March 31, 2011, approximately 2.7 million options and approximately 0.6 million RSUs were outstanding under the Incentive Plan. Approximately 1.3 million shares were available for future issuance under the Incentive Plan as of March 31, 2011.

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
     In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”), which will expire on June 28, 2019. On March 18, 2011 the stockholders of the Company authorized an additional 0.4 million shares of common stock for issuance under the Purchase Plan. As of March 31, 2011, the Company had reserved a total of approximately 0.5 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.
Restricted Stock Units
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
     As of March 31, 2011, there was $3.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 1.6 years.
     The fair value of each RSU granted in fiscal 2009 was based upon the market value of the Company’s stock on the date of grant. Beginning in the first quarter of fiscal 2010, the Company began declaring and paying dividends on its common stock. Accordingly, the fair value of each RSU granted subsequent to September 30, 2009 was estimated on the date of the grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for each RSU granted in the three and six months ended March 31, 2011 and 2010 under the Incentive Plan were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010*	2011	2010*
Volatility	54.6%	—	55.9%	—
Risk free interest rate	1.1%	—	0.9%	—
Expected life (in years)	2.9	—	2.9	—
Dividend yield	1.4%	—	1.6%	—

*	— No RSU’s were granted during this period.

     A summary of RSU activity under the Company’s Incentive Plan for the six months ended March 31, 2011 is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Grant Date Fair
	Shares	Value
Outstanding at September 30, 2010	489	$9.07
Granted	141	14.84
Vested	—	—
Cancelled	(21)	8.18

Outstanding at March 31, 2011*	609	$10.56

*	- Included in the total outstanding RSU balance at March 31, 2011, are 20,000 Performance Stock Units (“PSUs”) that were issued during the quarter ended March 31, 2011 and 20,000 PSUs that were issued in fiscal 2009. Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient before adjusting for performance conditions. The actual number of shares the recipient receives is determined at the end of a performance period based on actual results achieved versus pre-established targets and may range from 0% to 100% of the Target Shares granted. The pre-established targets are based on net revenue and operating results over the performance period.
     Recipients of RSU awards generally must remain employed by the Company on a continuous basis through the end of the applicable performance period in order to receive any portion of the shares subject to that award. RSUs do not have dividend equivalent rights and do not have the voting rights of common stock until earned and issued following the end of the applicable performance period. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards that are expected to be earned.
     Stock Options
     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted in the three and six months ended March 31, 2011 and 2010.
     A summary of option activity under the Company’s Incentive Plan for the six months ended March 31, 2011 is presented below (in thousands, except per share and term amounts):

			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at September 30, 2010	4,039	$11.51	4.9	$2,647
Granted	—	—
Exercised	(1,287)	10.78
Forfeited or canceled	(15)	12.03
Expired	(35)	14.51

Outstanding at March 31, 2011	2,702	$11.82	4.8	$18,196

Vested and expected to vest at March 31, 2011	2,688	$11.81	4.7	$18,106
Exercisable at March 31, 2011	2,502	$11.79	4.6	$16,911
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on March 31, 2011. The aggregate intrinsic value of options exercised during the six months ended March 31, 2011 was $8.2 million.
     As of March 31, 2011, there was $0.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that are expected to be recognized over a weighted average period of 1.1 years.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Volatility	56.4%	64.8%	57.9%	63.0%
Risk free interest rate	0.5%	0.5%	0.5%	0.6%
Expected life (in years)	1.3	1.3	1.3	1.3
Dividend yield	0.9%	0.1%	0.7%	—

Stock-based Compensation Expense
     The following table provides a summary of the stock-based compensation expense included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Direct costs of revenue	$99	$89	$195	$226
Development	171	176	348	405
Operations	47	92	154	226
Sales and marketing	284	273	575	637
General and administrative	123	157	247	296

Total	$724	$787	$1,519	$1,790

(12) Other Comprehensive Income (Loss) and Foreign Currency Translation
     The components of other comprehensive income (loss) consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, the United Kingdom, the Netherlands, France and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the consolidated statements of operations as incurred and were approximately $87,000 and $44,000 for the three months ended March 31, 2011 and 2010, respectively. Gains (losses) from foreign currency transactions were $170,000 and $50,000 for the six months ended March 31, 2011 and 2010, respectively.
     The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (loss)	$3,331	$(144)	$6,958	$837
Net unrealized gain (loss) on available-for-sale investments	(50)	97	(65)	(33)
Foreign currency translation gain (loss)	3,506	(3,505)	2,290	(4,906)

Other comprehensive income (loss)	$6,787	$(3,552)	$9,183	$(4,102)

     The Company did not record deferred taxes on unrealized losses on its investments due to the full valuation allowance on deferred tax assets in the United States. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.
(13) Excess Occupancy Income
     Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% for the three and six months ended March 31, 2011 and 2010. Rental income was approximately $0.6 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively. Rental income was approximately $1.3 million and $1.4 million for the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company had leased space to 13 tenants, of which 12 had noncancellable operating leases, which expire on various dates through 2016. At March 31, 2011, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal years:
2011 (remaining six months)	$1,318
2012	2,182
2013	921
2014	610
2015	491
Thereafter	161

Total future minimum rents receivable	$5,683

(14) Income Taxes
     The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 7% and 167%, respectively. The Company’s effective tax rate for the six months ended March 31, 2011 and 2010 was 7% and 42%, respectively. The rate for the three and six months ended March 31, 2011 and 2010 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, the Company is also amortizing prepaid tax recorded in connection with the 2008 sale of intangible assets from its German entity to the United States entity at approximately $200,000 per quarter. Excluding the amortization of prepaid tax, the Company’s effective tax rate would have been 2% and 15% for the six months ended March 31, 2011 and 2010, respectively.
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
     As required by accounting guidance for income taxes, the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes they will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by tax jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. This analysis is applied to United States domestic taxes and to foreign taxes separately, in particular Germany. In fiscal 2007, the Company established a valuation allowance against all of the deferred tax assets related to the United States. As of March 31, 2011, the Company has a valuation allowance of approximately $61 million for the portion of deferred tax assets that are not more likely than not to be realized. The valuation allowance may need to be reduced in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized, which would affect the effective tax rate, deferred tax expense, and additional paid-in-capital. Despite the recent growth in the Company’s earnings, the valuation allowance has not been reduced due to its inconsistent history of earnings, the inherent uncertainty and potential negative potential impact of the worldwide economy and other issues that may affect future domestic operating results and future realization of its deferred tax assets.
     Charges to earnings from incentive stock options and shares purchased under the employee stock purchase plan have no associated tax benefit to the Company and have the effect of increasing the effective tax rate. In a future period it is possible that a tax benefit would be realized on these options and employee stock purchase rights, at which time the tax rate may be reduced as a result.
     As of March 31, 2011, the total amount of gross unrecognized benefits under the provisions of ASC 740-10 (formerly referenced as FASB’s Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) was $7.1 million. Included in this balance was approximately $2.9 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The gross unrecognized tax benefits increased by $78,000 during the six months ended March 31, 2011.
     It is possible that the amount of liability for unrecognized tax benefits may change within the next three months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next three months, the Company’s existing tax positions may continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were $0.1 million for the six months ended March 31, 2011.
     Although the Company files United States federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, Canada, the United Kingdom, the Netherlands and Germany. Tax years 1997 through 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

(15) Commitments and Contingencies
Leases
     The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through October 2017. As of March 31, 2011, future minimum payments under these operating leases were as follows (in thousands):

Operating
Leases
Fiscal year:
2011 (remaining six months)	$446
2012	585
2013	466
2014	346
2015	353
Thereafter	144

Total minimum lease payments*	$2,340

*	Future minimum lease payments exclude future sublease proceeds of approximately $0.9 million.
     Rent expense for the three months ended March 31, 2011 and 2010 was approximately $0.3 million and $0.2 million, respectively. Rent expense was approximately $0.5 million for each of the six months ended March 31, 2011 and 2010.
Commitments
     As of March 31, 2011, the Company had $1.8 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of between one to twenty-two months and become due if the Company terminates any of these agreements prior to their expiration.
     As of March 31, 2011, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.1 million to customers and vendors as a form of security. These guarantees can only be executed upon agreement by both the customer or vendor and the Company. These guarantees are secured by an unsecured line of credit of $1.4 million as of March 31, 2011.
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
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. Oral argument in the Ninth Circuit was heard on October 5, 2010, and the Court issued is written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff had submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including the Company) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing by the original three-judge panel of the court and a rehearing by the entire court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. On April 5, 2011, plaintiff filed her petition for review in the Supreme Court, which was placed on the Court’s docket April 7, 2011; responses are currently due on or before May 9, 2011. Plaintiff thereafter submitted a letter to the Ninth Circuit requesting that the stay of the court’s mandate continue until the Supreme Court’s final disposition. On April 15, 2011, the underwriter defendants’ filed a petition for review in the Supreme Court, which was placed on the Court’s docket April 18, 2011; responses are currently due on or before May 18, 2011. No amount has been accrued as of March 31, 2011 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.
     The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Warranties
     The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of March 31, 2011 or September 30, 2010, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.
Indemnification
     The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2011 and September 30, 2010.

(16) Geographic and Segment Information
     The Company operates in a single reportable segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the service quality of Internet and mobile communications.
     Information regarding geographic areas from which the Company’s net revenues were generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
United States	$11,970	$10,260	$24,214	$21,568
Europe*	8,042	5,326	16,383	11,978
Other*	4,095	3,770	8,343	6,519

Total net revenue	$24,107	$19,356	$48,940	$40,065

*	No individual country represented more than 10% of net revenue.
     Information regarding geographic areas which the Company had long lived assets (includes all tangible assets) is as follows (in thousands):

	March 31, 2011	September 30, 2010
United States	$32,467	$32,213
Germany	1,216	1,212
Other	12	7

Total	$33,695	$33,432

(17) Subsequent Events
     In April 2011, the Board of Directors approved the payment of a quarterly dividend of $0.06 per share to stockholders of record as of June 1, 2011. In the future, the Company intends to pay a similar dividend on a quarterly basis. The Company’s ability to continue to do so will be affected by future results of operations, financial position, business and the various other factors that may affect its overall business.

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
Overview
     Keynote is a leading global provider of Internet and mobile cloud monitoring solutions. We provide cloud-based testing, monitoring and measurement products and services that enable our customers to know how their Web sites, content, and applications perform on virtually any combination of actual browsers, networks and mobile devices. Since our founding in 1995, we have built and optimized a global monitoring network comprised of over 3,000 measurement computers and mobile devices in over 275 locations and 180 metropolitan areas worldwide and execute more than 480 million performance measurements every day. We offer a robust portfolio of Internet and mobile products and services to optimize the end-user customer experience in two broad categories: Internet Cloud (“Internet Cloud”) and Mobile Cloud (“Mobile Cloud”). We combine our Internet and Mobile Cloud products and services with our Real User Experience Testing to offer our customers a unique value proposition.
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
     Our net revenue increased by $4.8 million, or 25%, from $19.4 million for the three months ended March 31, 2010 to $24.1 million for the three months ended March 31, 2011. Our net income increased by $3.5 million from a $(0.1) million net loss for the three months ended March 31, 2010 to $3.3 million net income for the three months ended March 31, 2011. The increase in net income is primarily attributable to a $3.0 million increase in Mobile net revenue and $1.7 million increase in Internet net revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The adoption of new accounting guidance related to revenue recognition described below had a $0.9 million positive impact on net revenue in the period. The increase in net income was partially offset by an increase in total costs and expenses of $1.4 million from $19.3 million for the three months ended March 31, 2010 to $20.7 million for the three months ended March 31, 2011.
     Our net revenue increased by $8.9 million, or 22%, from $40.1 million for the six months ended March 31, 2010 to $48.9 million for the six months ended March 31, 2011. Our net income increased by $6.1 million from $0.8 million for the six months ended March 31, 2010 to $7.0 million for the six months ended March 31, 2011. The increase in net income is primarily attributable to a $6.6 million increase in Mobile net revenue and $2.2 million increase to Internet net revenue for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The adoption of new accounting guidance related to revenue recognition described below had a $3.0 million positive impact on net revenue in the period. The increase in net income was partially offset by an increase in total costs and expenses of $3.0 million from $38.9 million for the six months ended March 31, 2010 to $41.9 million for the six months ended March 31, 2011.
     Effective with fiscal year 2011, we adopted new revenue accounting guidance that had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of acceptance rather than ratably over the contract term. SITE orders received after September 30, 2010 are reported as System licenses for the hardware and software elements of those contracts and as Maintenance and Support for the remaining elements. SITE orders received prior to October 1, 2010 (the beginning of fiscal year 2011) continue to be recognized ratably and are reported as Ratable license revenue. We adopted this accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified after October 1, 2010. As a result of adopting the new accounting guidance, we recognized net revenue of $0.9 million and related direct costs of revenue of $0.1 million for the three ended March 31, 2011 that would otherwise have been recognized in subsequent periods under the previous accounting guidance. For the six months ended March 31, 2011, we recognized net revenue of $3.0 million and related direct costs of revenue of $0.4 million that would otherwise have been recognized in subsequent periods under the previous accounting guidance.
     We believe that important trends and challenges for our business include:
•	Continuing to drive growth in our Internet and Mobile Cloud products and services, as we believe that revenue growth is the primary factor in creating stockholder value;

•	Growing Web measurement revenue (such as Transaction Perspective and Application Perspective which have increased over the past three quarters) in order to increase Internet revenues;

•	Growing our overall customer base to support the growth of our Internet and Mobile revenue;

•	Continuing to control our expenses in fiscal 2011 to maintain and improve profitability, particularly because of the economic uncertainties that continue to exist; and

•	Meeting challenges faced due to the current economic environment as this affects our customers’ ability to purchase our products and services.
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
     Except for the adoption of new accounting guidance related to revenue recognition, Management believes that there have been no significant changes during the six months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2010 Annual Report on Form 10-K. For a description of our revenue recognition accounting policy and the effect of the adoption of the new accounting guidance on our financial statements, refer to Note 3 to our condensed consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

Results of Operations
     The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Total net revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue	24.7	26.9	24.1	26.4
Operations	8.2	10.0	7.9	9.5
Development	13.2	15.3	12.7	15.3
Amortization of intangible assets — software	1.7	2.2	1.7	1.8
Sales and marketing	28.1	33.0	28.6	31.8
General and administrative	10.6	13.1	11.1	12.9
Excess occupancy income	(1.1)	(1.6)	(1.1)	(1.5)
Amortization of intangible assets — other	0.6	0.8	0.6	0.8

Total costs and expenses	86.0	99.7	85.6	97.0

Income from operations	14.0	0.3	14.4	3.0
Interest income and other, net	0.8	0.8	0.9	0.6

Income before provision for income taxes	14.8	1.1	15.3	3.6
Provision for income taxes	(1.0)	(1.8)	(1.1)	(1.5)

Net income (loss)	13.8%	(0.7)%	14.2%	2.1%

The dollar amounts in the tables in this and the following sections are in thousands unless otherwise indicated.
Net Revenue

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Internet:
Web Measurement Subscriptions	$7,373	$6,593	12%	$14,648	$12,763	15%
Other Subscriptions	2,784	2,569	8%	6,232	6,234	—
Engagements	2,600	1,893	37%	4,785	4,437	8%

Total Internet net revenue	12,757	11,055	15%	25,665	23,434	10%

Mobile:
Subscriptions	3,234	2,510	29%	6,429	4,884	32%
Ratable Licenses	3,687	5,791	(36)%	8,258	11,747	(30)%
System Licenses	1,262	—	—	3,254	—	—
Maintenance and Support	3,167	—	—	5,334	—	—

Total Mobile net revenue	11,350	8,301	37%	23,275	16,631	40%

Total net revenue	$24,107	$19,356	25%	$48,940	$40,065	22%

     We previously reported net revenue in our condensed consolidated statement of operations under the following captions: Subscription Services, Ratable Licenses and Professional Services. Beginning in the first quarter of fiscal 2011, we are presenting the single line item “net revenue” in our condensed consolidated statement of operations and providing the detail table for net revenue above. Subscription revenue is reflected in the above table as web measurement subscriptions (which include Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), other subscriptions (which include all other Internet subscription product and services) and Mobile subscriptions (which include GlobalRoamer, Mobile Device Perspective and Mobile Web Perspective products and services). Monitoring systems revenue is reflected in the above table as ratable licenses (which includes SITE systems arrangements entered into prior to October 1, 2010), systems licenses (which includes the hardware and software elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010) and maintenance and support (which includes all other elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010, stand-alone consulting services agreements entered into subsequent to September 30, 2010 and all maintenance agreement renewals).

     Internet Net Revenue. Internet net revenue increased by $1.7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Internet net revenue represented 53% and 57% of total net revenue for the three months ended March 31, 2011 and 2010, respectively. The increase in Internet net revenue for the three months ended March 31, 2011 was mainly attributable to an increase of $0.8 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers are performing to test their Web sites, an increase of $0.7 million in our Engagements (also referred to as professional services), and an increase of $0.2 million in our Internet Subscriptions Other.
     Internet net revenue increased by $2.2 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. Internet net revenue represented 52% and 58% of total net revenue for the six months ended March 31, 2011 and 2010, respectively. The increase in Internet net revenue for the six months ended March 31, 2011 was mainly attributable to an increase of $1.9 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers are performing to test their Web sites, and an increase of $0.3 million in our Engagements.
     Mobile Net Revenue. Mobile net revenue increased by $3.0 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Mobile net revenue represented 47% and 43% of total net revenue for the three months ended March 31, 2011 and 2010, respectively. The increase in Mobile net revenue for the three months ended March 31, 2011 was attributable mainly to an increase of $2.3 million in SITE systems, of which $0.9 million was due to the adoption of new revenue accounting guidance discussed below. Additionally, mobile subscriptions increased by $0.7 million due to increased customer demand.
     Mobile net revenue increased by $6.6 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. Mobile net revenue represented 48% and 42% of total net revenue for the six months ended March 31, 2011 and 2010, respectively. The increase in Mobile net revenue for the six months ended March 31, 2011 was attributable mainly to an increase of $5.1 million in SITE systems, of which $3.0 million was due to the adoption of new revenue accounting guidance discussed below. Additionally, mobile subscriptions increased by $1.5 million due to increased customer demand.
     In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. We adopted this accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified on or after October 1, 2010 (the beginning of our fiscal year). The adoption of the new revenue accounting guidance had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of acceptance rather than ratably over the contract term. SITE orders received after fiscal year 2010 are reported as System licenses for the hardware and software that works with the hardware to deliver the essential functionality of the hardware (“essential software”), and as Maintenance and Support for the remaining elements. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue because vendor specific objective evidence of fair value, or VSOE, does not exist for the undelivered elements of the arrangement, typically maintenance. As a result of adopting the new accounting guidance, we recognized net revenue of $0.9 million and $3.0 million and related direct costs of revenue of $0.1 million and $0.4 million for the three and six months ended March 31, 2011, respectively, that would otherwise have been recognized in subsequent periods under the previous guidance. If the new accounting guidance had not been adopted, we would have reported $7.2 million and $13.9 million of ratable license revenue, no system license revenue, no maintenance and support revenue and total net revenue of $23.2 million and $46.0 million for the three and six months ended March 31, 2011, respectively. See Note 3 to condensed consolidated financial statements.
     One customer accounted for 14% of total net revenue for the three months ended March 31, 2011 and 11% of total net revenue for the six months ended March 31, 2011. For the three and six months ended March 31, 2010, no single customer accounted for 10% or more of total net revenue. As of March 31, 2011, one customer accounted for 12% of our net accounts receivable. As of September 30, 2010, one customer accounted for 10% of the Company’s net accounts receivable. International sales were approximately 50% and 47% of total net revenue for the three months ended March 31, 2011 and 2010, respectively. International sales were approximately 51% and 46% of total net revenue for the six months ended March 31, 2011 and 2010, respectively. International sales increased primarily due to the adoption of the new accounting guidance discussed in the previous paragraph.

Direct Costs of Net Revenue

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Direct costs of net revenue	$5,964	$5,204	15%	$11,807	$10,607	11%
     Direct costs of net revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and for installation of SITE systems, depreciation of equipment related to our measurement and data collection network, and hardware and supplies for SITE systems. Consistent with the presentation of net revenue, we previously presented direct costs of revenue under the following captions: Subscription Services, Ratable Licenses, and Professional Services. Beginning in the first quarter of fiscal 2011, we are presenting direct costs of revenue as one line item in the condensed consolidated statement of operations. Direct costs of net revenue increased $0.8 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and represented 25% and 27% of total net revenue for the three months ended March 31, 2011 and 2010, respectively. Direct costs of net revenue increased $1.2 million for the six months ended March 31, 2011 compared to the six months ended March 31, 2010 and represented 24% and 26% of total net revenue for the six months ended March 31, 2011 and 2010, respectively. The increase in direct costs of net revenue for the three and six months ended March 31, 2011 compared to the three and six months ended March 31, 2010 is mainly attributable to costs recognized as a result of the increase in revenue and the adoption of the new accounting guidance for revenue recognition (see discussion above) and to additional telecommunication and network fees and depreciation expense to expand our monitoring network to handle the increased traffic from customer measurements. Overall, direct costs of net revenue have declined as a percentage of revenue due to the scalability of our monitoring network as revenues increase. Additionally, we may hire additional employees to install SITE systems based on customer demand.
Development

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Development	$3,186	$2,971	7%	$6,221	$6,116	2%
     Development expenses consist primarily of compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel. Development costs increased $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 mainly as a result of the increased personnel costs due to increased headcount and the reinstatement of a portion of the April 2009 domestic salary reduction. The remaining half of our 10% April 2009 domestic salary reduction was reinstated effective April 2011. Our development expenses remained relatively consistent for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.
Operations

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Operations	$1,967	$1,935	2%	$3,878	$3,826	1%
     Operations expenses consist primarily of compensation, including stock-based compensation and other benefits, for management and technical support personnel, who manage and maintain our field measurement and collection infrastructure and data centers and provide basic and extended customer support. Our operations personnel also work closely with other departments to ensure the reliability of our services. Our operations expenses remained relatively consistent for the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010.
Sales and Marketing

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Sales and marketing	$6,768	$6,376	6%	$13,961	$12,704	10%
     Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses increased by $0.4 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to an increase in personnel costs to grow Mobile revenues and the reinstatement of half of our April 2009 domestic salary reduction. Sales and marketing expenses increased by $1.3 million for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 primarily attributable to an increase of $0.4 million for external marketing expenses including those related to our Mobile User Conference in Beijing in December 2010, a $0.5 million increase in personnel costs to grow Mobile revenues and the reinstatement half of our April 2009 domestic salary reduction, and a $0.1 million increase in consulting costs. Additionally, in the three months ended March 31, 2011, we began hiring additional sales personnel in international locations to take advantage of opportunities in those regions.
General and Administrative

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
General and administrative	$2,559	$2,536	1%	$5,407	$5,178	4%
     General and administrative expenses consist primarily of compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. Our general and administrative expenses remained relatively consistent for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. General and administrative expenses increased by $0.2 million for the six ended March 31, 2011 as compared to the six months ended March 31, 2010. The increase was primarily attributable to additional personnel costs associated with additional headcount and the reinstatement of half of our April 2009 domestic salary reduction.
Excess Occupancy Income

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Rental income	$(644)	$(672)	(4)%	$(1,254)	$(1,362)	(8)%
Rental and other expenses	371	361	3%	735	743	(1)%

Excess occupancy income	$(273)	$(311)	(12)%	$(519)	$(619)	(16)%

     Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the three and six months ended March 31, 2011 and 2010. The decrease in excess occupancy income for the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010 was primarily due to a reduction of space rented by one tenant in the first fiscal quarter of 2011 and an early termination of a lease during the fourth fiscal quarter of 2010.
Amortization of Identifiable Intangible Assets

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Amortization of identifiable intangible assets — software	$419	$435	(4)%	$838	$733	14%
Amortization of identifiable intangible assets — other	153	156	(2)%	304	338	(10)%

Total amortization of identifiable intangible assets	$572	$591	(3)%	$1,142	$1,071	7%

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
     Amortization of identifiable intangible assets — software and amortization of identifiable intangible assets — other remained relatively consistent for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
     Amortization of identifiable intangible assets — software increased by $0.1 million for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 due to the amortization of an intangible asset purchased from Fonjax in fiscal 2008, which was placed in service during the second quarter of 2010. Amortization of identifiable intangible assets — other remained relatively consistent for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010.
     The identifiable intangible assets will be fully amortized by fiscal 2013. See Note 9 to our condensed consolidated financial statements for the schedule of future amortization charges. At March 31, 2011, the type and net carrying amount of the identifiable intangible assets was as follows:

Technology	Technology
Based-	Based-	Customer
Software	Other	Based	Trademark	Covenant	Backlog	Total
$2,082	$—	$ 369	$319	$8	$24	$2,802
     We annually review our goodwill and non-amortizing intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Based on our reviews, we have not recorded an impairment charge in any of the periods presented.
Interest Income and Other Income (Expense), Net

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Interest income	$132	$117	13%	$266	$203	31%
Other income (expense), net	75	43	74%	157	50	214%

Total	$207	$160	29%	$423	$253	67%

     Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income (expense), net remained relatively consistent for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Interest income and other income (expense), net increased $0.2 million for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 primarily due to more favorable foreign exchange rates in the six months ended March 31, 2011 as compared to the six months ended March 31, 2010 and to a lesser extent, higher invested cash balances.
Provision for Income Taxes

	For the three months ended March 31,			For the six months ended March 31,
	2011	2010	% Change	2011	2010	% Change
Provision for income taxes	$240	$358	(33)%	$508	$598	(15)%
     Our effective tax rate for the three months ended March 31, 2011 and 2010 was 7% and 167%, respectively, and 7% and 42%, respectively, for the six months ended March 31, 2011 and 2010. The rate for the six months ended March 31, 2011 and 2010 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where we have a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, we are also amortizing prepaid tax recorded in connection with the 2008 sale of intangible assets from our German subsidiary to the United States entity at approximately $200,000 per quarter. Excluding the amortization of prepaid tax, our effective tax rate would have been 2% and 15% for the six months ended March 31, 2011 and 2010, respectively.
     We have a full valuation allowance against all of the deferred tax assets related to the United States. In future quarters, it is possible that the valuation allowance would be reduced, which would affect the effective tax rate, deferred tax expense, and additional paid-in-capital. In that event, the tax effect would be recorded as a discrete event in the quarter in which the determination was made.
Stock-based Compensation Expense
     Stock-based compensation expense, which is included in total costs and expenses by category, remained relatively consistent for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Stock-based compensation expense decreased $0.3 million for the six months ended March 31, 2011 as compared to the six months ended March 31, 2010. Stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Direct costs of net revenue	$99	$89	$195	$226
Development	171	176	348	405
Operations	47	92	154	226
Sales and marketing	284	273	575	637
General and administrative	123	157	247	296

Total	$724	$787	$1,519	$1,790

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
GAAP net income (loss)	$3,331	$(144)	$6,958	$837
Stock-based compensation	724	787	1,519	1,790
Amortization of intangible assets — software	419	435	838	733
Amortization of intangible assets — other	153	156	304	338
Provision for income taxes	240	358	508	598
Cash taxes from on-going operations	136	(118)	(30)	(282)

Non-GAAP net income	$5,003	$1,474	$10,097	$4,014

Weighted average diluted common shares outstanding:	17,160	14,880	16,498	14,825
Non-GAAP net income per share	$0.29	$0.10	$0.61	$0.27
     Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest income, taxes, stock-based compensation, depreciation, amortization and other income (expense), net. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
GAAP net income (loss)	$3,331	$(144)	$6,958	$837
Stock-based compensation	724	787	1,519	1,790
Amortization of intangible assets — software	419	435	838	733
Amortization of intangible assets — other	153	156	304	338
Depreciation	1,060	1,120	2,066	2,317
Provision for income taxes	240	358	508	598
Interest income and other income (expense), net	(207)	(160)	(423)	(253)

Adjusted EBITDA	$5,720	$2,552	$11,770	$6,360

     Free Cash Flow. Free cash flow is defined as cash flow from operations less cash used for purchases of property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	Six Months Ended
	March 31,
	2011	2010
Cash flow provided by operations	$9,017	$1,654
Purchases of property, equipment and software	(2,163)	(1,428)

Free cash flow	$6,854	$226

     Gross Deferred Revenue. Gross deferred revenue consists of billings in advance of revenue recognition and is recognized as revenue when all of the revenue recognition criteria are met. Net deferred revenue, which is presented in our balance sheets, is gross deferred revenue less “unpaid deferred revenue.” Unpaid deferred revenue is any gross deferred revenue that has an associated accounts receivable balance at the balance sheet date. As a result of the adoption of new accounting guidance related to revenue recognition, SITE revenue, excluding maintenance, is recognized upon the later of delivery or customer acceptance rather than ratably over the maintenance period. Accordingly, deferred revenue will decrease over time as all of these arrangements are accounted for under the new accounting guidance. The following table details our calculation of gross deferred revenue:

	March 31, 2011	September 30, 2010
Net deferred revenue	$21,251	$21,465
Unpaid deferred revenue	6,817	5,775

Gross deferred revenue	$28,068	$27,240

Liquidity and Capital Resources

	March 31, 2011	September 30, 2010
Cash, cash equivalents and short-term investments	$85,958	$66,352
Accounts receivable, net	$11,241	$9,094
Working capital	$79,922	$54,820
Days sales outstanding (DSO) for the three months ended (a)	42	41

(a)	DSO is calculated as: (ending net accounts receivable / net revenue for the three month period) multiplied by number of days in the period.
     Days sales outstanding did not change significantly from September 30, 2010 to March 31, 2011.

	Six Months Ended
	March 31,
	2011	2010
Cash provided by operating activities	$9,017	$1,654
Cash used in investing activities	$(13,711)	$(23,729)
Cash provided by (used in) financing activities	$12,618	$(234)
Cash, cash equivalents and short-term investments
     At March 31, 2011, we had $31.7 million in cash and cash equivalents and $54.3 million in short-term investments, for a total of $86.0 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and fixed term deposits with original maturities of three months or less. Short-term investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. As of March 31, 2011, $61.9 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments were held in foreign subsidiaries. If these foreign cash and cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
Cash provided by operating activities
     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.
     Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period, ranging from one to twelve months, or monthly during the life of the subscription period. Payments for our systems licenses are generally collected at or after delivery of the SITE system.

Payments for our engagement services customers are generally collected at the completion of the service period or as milestones are completed. Our primary use of cash from operating activities, are for personnel related expenditures, measurement and data collection infrastructure costs, insurance, regulatory compliance and other expenses associated with operating our business.
     For the six months ended March 31, 2011, net cash provided by operating activities was $9.0 million. Net cash provided was mainly due to net income of $7.0 million, adjusted for $5.9 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $(3.9) million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expenses and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $2.1 million as a result of higher revenues, an increase of prepaids, deferred costs and other assets of $1.0 million and a decrease in deferred revenue of $0.8 million.
Cash used in investing activities
     The changes in cash flows from investing activities primarily relates to the timing of purchases and maturities of investments. We also use cash to purchase property, equipment and software to support our growth and infrastructure and to make tenant improvements associated with space we lease in our headquarters building.
     For the six months ended March 31, 2011, net cash used by our investing activities was $13.7 million. We paid $24.5 million for the purchase of short-term investments, and received $13.0 million from maturities and sales of short-term investments. We also purchased $2.2 million of property, equipment, and software.
Cash provided by (used in) financing activities
     The changes in cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.
     For the six months ended March 31, 2011, net cash from financing activities was $12.6 million. We received $14.5 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan, partially offset by common stock dividends of $1.9 million.
Commitments
     As of March 31, 2011, our principal commitments consisted of $2.3 million in real property and equipment operating leases. These leases expire at various times through October 2017. Additionally, we had $1.8 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of between one to twenty-two months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in equipment and other assets to support our growth.
     As of March 31, 2011, we had outstanding guarantees totaling $0.1 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. At March 31, 2011, these guarantees were secured by a $1.4 million unsecured line of credit.
     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, additional stock repurchases, cash dividends, decreases in customers or customer renewals, decreases in revenue or changes in the value of our short-term investments. If, after some period of time, our existing cash, short-term investments and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

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
     Foreign Currency Fluctuations. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. A majority of our revenue and expenses are transacted in United States dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $170,000 and $50,000 for the six months ended March 31, 2011 and 2010, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.
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
Changes in Internal Control Over Financial Reporting
     Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the six months ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No. 07-1634, alleging that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit names us as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants’ filed a cross appeal to a portion of the District Court’s order that dismissed thirty (30) of the cases without prejudice following the moving issuers’ motion to dismiss. On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross-appeals. Oral argument in the Ninth Circuit was heard on October 5, 2010, and the Court issued is written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff had submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including us) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing by the original three-judge panel of the court and a rehearing by the entire court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. On April 5, 2011, plaintiff filed her petition for review in the Supreme Court, which was placed on the Court’s docket April 7, 2011; responses are currently due on or before May 9, 2011. Plaintiff thereafter submitted a letter to the Ninth Circuit requesting that the stay of the court’s mandate continue until the Supreme Court’s final disposition. On April 15, 2011, the underwriter defendants’ filed a petition for review in the Supreme Court, which was placed on the Court’s docket April 18, 2011; responses are currently due on or before May 18, 2011. No amount has been accrued as of March 31, 2011 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated. No amount has been accrued as of March 31, 2011 since we believe that our liability, if any, is not probable and cannot be reasonably estimated.
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
     Our results of operations could vary significantly from quarter to quarter. If revenue or other financial results fall below ours or investor expectations, we may not be able to increase our revenue or reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:
•	Fluctuations in foreign exchange rates;

•	The effect of global economic conditions on customers and partners, including the level of discretionary IT spending;

•	The rate of new and renewed subscriptions for our services, particularly large customers;

•	The amount and timing of any reductions or increases by our customers in their usage of our products and services;

•	Our ability to increase the number of Web sites we measure and the scope of products and services we offer our existing customers in a particular quarter;

•	The timing and service period of orders received during a quarter, especially from new customers;

•	Our ability to successfully introduce new products and services to offset any reductions in revenue from products and services that are not as widely used or that may experience decreased demand;

•	The level of sales of our Mobile Cloud products and services and the timing of customer acceptance during the period;

•	The timing and amount of engagement services revenue, which is difficult to predict because of its dependence on the number of engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

•	Disruptions to our global monitoring network infrastructure;

•	The timing and amount of operating costs, including unforeseen or unplanned operating expenses, sales and marketing investments, and capital expenditures;

•	Seasonal factors, such as our LoadPro services which are typically higher in our first fiscal quarter due to customers preparing their Web sites for the holiday buying season;

•	Future accounting pronouncements and changes in accounting policies;

•	The timing and amount, if any, of impairment charges related to potential write down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

•	The cost associated with and the integration of future acquisitions or divestures.
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
     International sales in dollars were approximately 51% and 46% of our total net revenue for the six months ended March 31, 2011 and 2010, respectively. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:
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
     Revenue from our Mobile Cloud products and services was $23.3 million for the six months ended March 31, 2011. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile Cloud products and services.
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
     Our operations depend upon our ability to maintain and protect our data centers, which store and distribute all data collected from our global monitoring network. We currently serve our customers from facilities located in San Mateo, California; Plano, Texas; and Nuremburg, Germany. Our primary operations center is located at our corporate headquarters in San Mateo, California. Our primary operations center is susceptible to earthquakes, other natural disasters and possible power outages and our facilities in Texas and Germany are generally susceptible to natural disasters. Natural disasters affecting large geographic areas or that cause severe damage could negatively impact demand for our products and services, although the recent earthquake and tsunami in Japan has not resulted in a decrease of such demand. We have occasionally experienced outages in the past and, if we experience outages at our operations centers in the future, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our products and services to our customers on a timely basis.
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
     Our ten largest customers accounted for approximately 33% and 34% of our total net revenue for the six months ended March 31, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their products and services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.
     While we were profitable in fiscal 2010 and 2009, we incurred net losses in fiscal 2008 and in other prior fiscal years. As of March 31, 2011, we had an accumulated deficit of $131.0 million. If we are not able to maintain our current revenue levels or increase our revenues, it may be difficult to sustain profitability. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2011, we had $2.8 million of net identifiable intangible assets and $64.7 million of goodwill. We may in the future incur impairment charges in connection with a write down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense, in accordance with the FASB’s guidance on stock compensation, the cost of stock-based compensation awards. As a result of these and other conditions, we may not be able to sustain profitability in the future.
Our investment in sales and marketing may not yield increased customers or revenue.
     We have invested and intend to continue investing in our sales and marketing activities to help grow our business, including hiring additional sales personnel. Typically, additional sales personnel can take time before they become productive, and our marketing programs may also take time before they yield additional business, if any. We cannot assure you that these efforts will be successful, or that these investments will yield significantly increased revenue in the near or long-term.
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
     To increase sales worldwide, we must complement our direct sales force with relationships with companies to help market and sell our products and services to their customers. We currently have relationships with several Open Application Performance Monitoring (“Open APM”) partners and SITE system resellers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to direct sales and marketing efforts. We would also lose anticipated revenue from customer referrals and other co-marketing benefits.
     In the past, we have had to terminate relationships with some of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we may have to commit resources to supplement our direct sales effort to find additional resellers in foreign countries.
     Our success will also depend in part on the ability of these companies to help market and sell our products and services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, these companies could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors, or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenue.
If the market does not accept our engagement services, our results of operations could be harmed.
     Engagement services revenue represented approximately 10% and 11% of total net revenue for the six months ended March 31, 2011 and 2010, respectively. We will need to successfully market these services in order to maintain or increase engagement services revenue. The market for these services is very competitive. Each engagement typically spans a one month to twelve month period and, therefore, it is more difficult for us to predict the amount of engagement services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our engagement services revenue.
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
     We could also face competition from other companies, which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors’ services. We face competition for our mobile products and services from companies such as Ascom (which acquired Argogroup), JDS Uniphase (which acquired Casabyte), Datamat and Mobile Complete.
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
     The ongoing evolution of the Internet and mobile networks has led to the development of new technologies and communications protocols such as Internet telephony, wireless devices, Wi-Fi networks, HSDPA and LTE, as well as increased use of various applications, such as VoIP, mobile applications and video. These developing technologies require us to continually improve the functionality, features and reliability of our products and services, particularly in response to offerings by our competitors. If we do not succeed in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers.
     The success of new products and services depends on several factors, including proper definition of the scope and timely completion, introduction and market acceptance. If new Internet, mobile, networking or telecommunication technologies or standards are widely adopted or if other technological changes occur, we may need to expend significant resources to adapt to these developments or we could lose market share or some of our products and services could become obsolete.
The market price of our common stock can be volatile.
     The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we only have approximately 16.3 million shares outstanding at March 31, 2011, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.
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
     We had $64.7 million of goodwill recorded on our consolidated balance sheet as of March 31, 2011. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. At September 30th of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.
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
     Because our business is based on providing Internet and Mobile Cloud products and services, Internet and mobile networks must continue to be used as a means of electronic business and communications. In addition, we believe that the use of Internet and mobile networks for conducting business could be hindered for a number of reasons, including, but not limited to:
•	Security concerns, including the potential for fraud or theft of stored data, tracking of personal data by Web site and infrastructure providers, and other information communicated over Internet and mobile networks;

•	Inconsistent quality of service, including outages of popular Web sites and mobile networks;

•	Delay in the development or adoption of new standards;

•	Inability to integrate business applications with the Internet and mobile devices; and

•	The need to operate with multiple and frequently incompatible products.
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
     As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the recently-enacted Dodd-Frank Consumer Protection Act and rules subsequently implemented by the SEC and The Nasdaq Stock Market, have imposed and will impose a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, including stockholder advisory votes and XBRL reporting. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
     Moreover, generally accepted accounting principles, or GAAP, are promulgated by, and are subject to the interpretation of the FASB and the SEC. New accounting guidance or taxation rules and varying interpretations of accounting guidance or taxation practices have occurred and may occur in the future. Any future changes in accounting guidance or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. For example, the FASB has recently issued new accounting guidance related to revenue recognition and the SEC is considering adoption of international financial reporting standards. The change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, or the way we conduct our business and subject us to regulatory inquiries or litigation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Reserved)
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
10.1	1999 Equity Incentive Plan, as amended, dated March 18, 2011*	8-K	000-27241	March 7, 2011	99.01

10.2	1999 Employee Stock Purchase Plan, as amended, dated March 18, 2011*	Schedule 14A	000-27241	January 28, 2011	Appendix A

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 6th day of May 2011.

KEYNOTE SYSTEMS, INC.
By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ CURTIS H. SMITH
Curtis H. Smith
Chief Financial Officer (Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
10.1	1999 Equity Incentive Plan, as amended, dated March 18, 2011*	8-K	000-27241	March 7, 2011	99.01

10.2	1999 Employee Stock Purchase Plan, as amended, dated March 18, 2011*	Schedule 14A	000-27241	January 28, 2011	Appendix A

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **					X

*	Management contract or compensatory plan.

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Keynote Systems, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.