Form 10-Q
period 2011-06-30
KEYNOTE SYSTEMS INC
filed 2011-08-05
CIK 1032761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 1, 2011
Common Stock, $.001 par value	17,177,974 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	September 30, 2010

ASSETS
Current assets:
Cash and cash equivalents	$40,055	$23,241
Short-term investments	51,451	43,111
Total cash, cash equivalents and short-term investments	91,506	66,352
Accounts receivable, less allowance for doubtful accounts of $316 and $50, respectively, and less billing reserve of $150 and $150, respectively	14,551	9,094
Prepaids, deferred costs and other current assets	4,339	3,571
Inventories	2,179	1,286
Deferred tax assets	3,951	3,749
Total current assets	116,526	84,052

Deferred costs and other long-term assets	847	1,599
Property, equipment and software, net	34,006	33,432
Goodwill	65,701	63,166
Identifiable intangible assets, net	2,255	3,914
Long-term deferred tax assets	312	359

Total assets	$219,647	$186,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,498	$1,748
Accrued expenses	8,671	7,945
Deferred revenue	18,410	19,539
Total current liabilities	29,579	29,232
Long-term income tax payable	3,376	3,029
Long-term deferred revenue	2,937	1,926
Long-term deferred tax liability	456	395
Other long-term liabilities	521	576
Total liabilities	36,869	35,158

Commitments and contingencies (see Note 14)
Stockholders’ equity:
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,538,018 and 14,942,571 shares issued and outstanding, respectively	17	15
Additional paid-in capital	303,335	286,761
Accumulated deficit	(126,817)	(137,928)
Accumulated other comprehensive income	6,243	2,516
Total stockholders’ equity	182,778	151,364

Total liabilities and stockholders’ equity	$219,647	$186,522

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net revenue:	$26,586	$19,273	$75,526	$59,338
Costs and expenses:
Costs of revenue:
Direct costs of revenue	6,534	5,243	18,341	15,850
Development	3,410	2,968	9,631	9,084
Operations	2,058	1,935	5,936	5,761
Amortization of intangible assets — software	419	433	1,257	1,166
Total costs of revenue	12,421	10,579	35,165	31,861
Sales and marketing	6,982	6,296	20,943	19,000
General and administrative	2,831	2,652	8,238	7,830
Excess occupancy income	(273)	(323)	(792)	(942)
Amortization of intangible assets — other	147	146	451	484
Total costs and expenses	22,108	19,350	64,005	58,233
Income (loss) from operations	4,478	(77)	11,521	1,105

Interest income	169	96	435	299
Other income (expense), net	(51)	(143)	106	(93)
Income (loss) before provision for income taxes	4,596	(124)	12,062	1,311

Provision for income taxes	(443)	(191)	(951)	(789)
Net income (loss)	$4,153	$(315)	$11,111	$522

Net income (loss) per share:
Basic	$0.25	$(0.02)	$0.70	$0.04
Diluted	$0.23	$(0.02)	$0.65	$0.04
Shares used in computing basic and diluted net income (loss) per share:
Basic	16,483	14,799	15,765	14,640
Diluted	17,950	14,799	17,081	14,905

Cash dividends declared per common share	$0.06	$0.05	$0.18	$0.15

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$11,111	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,175	3,381
Stock-based compensation	2,340	2,547
Amortization of identifiable intangible assets	1,708	1,650
Amortization of prepaid tax asset	560	542
Charges to bad debt and billing reserves	425	218
Amortization of debt investment premium	999	500
Deferred tax provision (benefit)	153	(313)
Loss on disposal of equipment	23	8
Changes in operating assets and liabilities:
Accounts receivable	(5,514)	(2,827)
Inventories	(767)	(252)
Prepaids, deferred costs and other assets	(408)	(131)
Accounts payable and accrued expenses	762	481
Deferred revenue	(990)	1,600
Net cash provided by operating activities	13,577	7,926

Cash flows from investing activities:
Purchases of short-term investments	(40,618)	(45,791)
Maturities and sales of short-term investments	31,654	14,062
Purchases of property, equipment and software	(2,958)	(2,389)
Net cash used in investing activities	(11,922)	(34,118)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	17,096	2,993
Cash dividends declared and paid	(2,859)	(2,201)
Repayment of capital lease obligation	—	(14)
Net cash provided by financing activities	14,237	778

Effect of exchange rate changes on cash and cash equivalents	922	(2,489)

Net change in cash and cash equivalents	16,814	(27,903)
Cash and cash equivalents at beginning of the period	23,241	51,383
Cash and cash equivalents at end of the period	$40,055	$23,480

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$442	$339
Noncash operating and investing activities:
Exercise of non-employee stock options	$—	$81
Acquisition of property, equipment and software on account	$828	$307

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

Basis of Presentation

The accompanying unaudited condensed consolidated balance sheets, and unaudited condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2011, and the results of operations and cash flows for the interim periods ended June 30, 2011 and 2010.

The results of operations and cash flows for any interim period are not necessarily indicative of the results to be expected for any other future interim period or for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K as filed with the SEC. The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. The new accounting guidance permits prospective or retrospective adoption, and the Company elected prospective adoption during the first quarter of fiscal 2011. Refer to Note 3, “Revenue Recognition,” in this Form 10-Q for additional information on the impact of adoption.

Recent Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of fiscal 2013.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of fiscal 2013.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$4,153	$(315)	$11,111	$522
Denominator:
Weighted average shares outstanding	16,483	14,799	15,765	14,640
Effect of dilutive stock options, RSUs and employee stock purchase rights	1,467	—	1,316	265
Denominator for diluted net income (loss) per share	17,950	14,799	17,081	14,905
Net income (loss) per share:
Basic	$0.25	$(0.02)	$0.70	$0.04
Diluted	$0.23	$(0.02)	$0.65	$0.04

There were no potentially dilutive securities that were excluded from the computation of diluted net income (loss) per share for the three and nine months ended June 30, 2011. Potentially dilutive securities representing 3.8 million and 4.0 million shares of common stock for the three and nine months ended June 30, 2010, respectively, were excluded from the computation of diluted net income (loss) per share for these periods because their effect would be antidilutive.

(3) Revenue Recognition

Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Internet:
Web measurement subscriptions	$7,865	$6,584	$22,513	$19,347
Other subscriptions	2,846	2,648	9,078	8,882
Engagements	2,735	2,164	7,520	6,601
Internet net revenue	13,446	11,396	39,111	34,830
Mobile:
Subscriptions	4,149	2,718	10,578	7,602
Ratable licenses	3,426	5,159	11,684	16,906
System licenses	3,112	—	6,366	—
Maintenance and support	2,453	—	7,787	—
Mobile net revenue	13,140	7,877	36,415	24,508
Net revenue	$26,586	$19,273	$75,526	$59,338

In connection with the adoption of the FASB’s new accounting guidance (Accounting Standards Update 2009-13 and 2009-14) commencing in the first quarter of fiscal 2011, the Company is presenting the single line item “net revenue” in its condensed consolidated statement of operations and is providing additional details of net revenue in the above table. The Company previously reported its net revenue in its condensed consolidated statement of operations under the following captions: Subscription services, Ratable licenses and Professional services.

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

Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, related software and maintenance, and engineering and consulting services associated with SITE systems. The hardware component of the Company’s monitoring system arrangements is deemed to include an essential software related element. Customers do not purchase the hardware without also purchasing the software. None of the SITE services provided by the Company is considered to be essential to the functionality of the licensed products. This assessment is due to the implementation/integration services being performed during a relatively short period compared to the length of the arrangement. Additionally, the implementation/integration services are general in nature and the Company has a history of successfully gaining customer acceptance. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue.

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

As a result of adopting the new accounting guidance, the Company recognized $2.4 million and $5.4 million of net revenue and $0.2 million and $0.6 million of related direct costs of revenue for the three and nine months ended June 30, 2011, respectively, that would otherwise have been recognized in subsequent periods under the previous accounting guidance. If the new accounting guidance had not been adopted, the Company would have reported $6.6 million and $20.4 million of ratable license revenue, no system license revenue, no maintenance and support revenue and total net revenue of $24.2 million and $70.1 million for the three and nine months ended June 30, 2011, respectively. Revenue recognized related to multiple-element arrangements entered into prior to October 1, 2010 was $3.4 million and $11.7 million for the three and nine months ended June 30, 2011.

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

Deferred Revenue: Deferred revenue is comprised of all unearned revenue that has been collected in advance and is recorded as deferred revenue on the balance sheet until the revenue is earned. Any accounts receivable with associated deferred revenue reduces the balance of both accounts receivable and deferred revenue. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months from the balance sheet date.

Deferred Direct Costs of Revenue: Deferred direct costs of revenue are mainly comprised of hardware costs associated with SITE system arrangements. For arrangements that were entered into prior to October 1, 2011, deferred direct costs of revenue were categorized as short-term for any arrangement for which the original maintenance period is one year or less in length. Correspondingly, deferred direct costs of revenue associated with arrangements for which the original maintenance period is greater than one year were classified as long-term deferred costs. These deferred costs were amortized to direct costs of revenue over the life of the customer contract, generally one to three years, commencing upon the later of delivery or acceptance. For arrangements entered into subsequent to September 30, 2010, costs are charged to direct costs of revenue in the same period that the associated hardware revenue is recognized, usually upon the later of delivery or acceptance.

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

No single customer accounted for more than 10% of total net revenue for the three months ended June 30, 2011 and one customer accounted for 11% of total net revenue for the nine months ended June 30, 2011. For the three and nine months ended June 30, 2010, no single customer accounted for 10% or more of total net revenue. As of June 30, 2011, no single customer accounted for more than 10% of the Company’s net accounts receivable. As of September 30, 2010, one customer accounted for 10% of the Company’s net accounts receivable.

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

The following tables summarize the adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term investments as of June 30, 2011 and September 30, 2010 (in thousands):

	June 30, 2011
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$24,490	$—	$—	$24,490	$—
Level 1
Money market funds	15,565	—	—	15,565	—
Corporate bonds	31,779	43	(11)	—	31,811
Government agencies	8,004	6	(2)	—	8,008
	55,348	49	(13)	15,565	39,819
Level 2
Corporate bonds	5,642	—	(5)	—	5,637
Commercial paper	5,993	2	—	—	5,995
	11,635	2	(5)	—	11,632
Total	$91,473	$51	$(18)	$40,055	$51,451

	September 30, 2010
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$17,732	$—	$—	$17,732	$—
Level 1
Money market funds	5,509	—	—	5,509	—
Corporate and municipal bonds	27,674	70	(15)	—	27,729
Government agencies	3,101	10	—	—	3,111
	36,284	80	(15)	5,509	30,840
Level 2
Fixed-term deposits	12,271	—	—	—	12,271
Total	$66,287	$80	$(15)	$23,241	$43,111

The Company utilizes the FASB’s guidance to determine the fair value of financial instruments and to determine if the gross unrealized loss on investments represents an other than temporary impairment. The Company evaluates whether an impairment of a debt security is other than temporary each reporting period using the following guidance:

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

The Company has the intent and ability to hold securities until their value recovers.

Contractual maturities of available-for-sale securities at June 30, 2011 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$36,408	$36,433
Due in more than one year and less than two years	15,010	15,018
Total	$51,418	$51,451

(6) Consolidated Financial Statement Details

The following tables present the Company’s condensed consolidated financial statement details (in thousands):

Prepaids, Deferred Costs and Other Current Assets

	June 30, 2011	September 30, 2010
Prepaid expenses	$2,076	$1,591
Security deposits, advances, and interest receivable	682	590
Deferred costs of revenue	293	806
Income tax receivable	532	425
Prepaid tax asset	264	—
Other assets	492	159
Total	$4,339	$3,571

Property, equipment and software

	June 30, 2011	September 30, 2010
Land	$14,150	$14,150
Computer equipment and software	35,187	31,874
Building	21,886	21,614
Furniture and fixtures	2,205	2,151
Leasehold and building improvements	1,212	1,155
Construction in progress	383	292
	75,023	71,236
Less accumulated depreciation and amortization	(41,017)	(37,804)
Total	$34,006	$33,432

Deferred Costs and Other Long-Term Assets

	June 30, 2011	September 30, 2010
Prepaid tax asset	$—	$823
Deferred costs of revenue	289	209
Tenant rent receivable	117	163
Deposits	223	221
Prepaid expenses	218	183
Total	$847	$1,599

Accrued Expenses

	June 30, 2011	September 30, 2010
Accrued employee compensation	$5,097	$4,040
Accrue audit and professional fees	86	334
Income and other taxes	404	1,016
Other accrued expenses	3,084	2,555
Total	$8,671	$7,945

(7) Inventories

Inventories primarily relate to direct costs associated with SITE systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted product sales. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to direct cost of revenue in the period that management identifies the adjustment.

(8) Goodwill and Identifiable Intangible Assets

The Company tests for impairment at least annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill or indefinite lived intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company has determined that it has one reporting unit. The first step determines the fair value of the reporting unit using the market capitalization value and compares it to the reporting unit’s carrying value. The Company determines its market capitalization value based on the number of shares outstanding, its average stock price and other relevant market factors, such as merger and acquisition multiples and control premiums. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.

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

During the quarter ended June 30, 2011, the Company concluded that there were no triggering events which would require a formal impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and cash flows during the period. The Company continuously monitors the need to perform an impairment analysis considering current economic factors, its market capitalization, equity market volatility and Company plans and performance. To the extent the Company concludes that there are any potential indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis to determine if an impairment charge should be recorded to write down goodwill to its fair value. If the results of any impairment testing indicate that a write down of goodwill is necessary, such charge could be significant and, accordingly, could have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.

The following table presents the changes in goodwill during the nine months ended June 30, 2011 (in thousands):

Balance at September 30, 2010	$63,166
Translation adjustment	2,535
Balance at June 30, 2011	$65,701

The components of identifiable intangible assets are as follows (in thousands):

	Technology Based- Software	Technology Based- Other	Customer Based	Trademark	Covenant	Backlog	Total
As of June 30, 2011:
Gross carrying value	$8,065	$11,845	$8,160	$1,403	$40	$120	$29,633
Accumulated amortization	(6,415)	(11,845)	(7,839)	(1,147)	(33)	(99)	(27,378)
Net carrying value	$1,650	$—	$321	$256	$7	$21	$2,255

As of September 30, 2010:
Gross carrying value	$7,944	$11,845	$8,071	$1,382	$38	$113	$29,393
Accumulated amortization	(4,984)	(11,845)	(7,602)	(939)	(27)	(82)	(25,479)
Net carrying value	$2,960	$—	$469	$443	$11	$31	$3,914

Amortization of developed technology related to software was recorded to costs of revenue. Amortization of all other identifiable intangible assets was recorded to operating expenses. The following table presents amortization of identifiable intangible assets for the three and nine months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Amortization of intangible assets — software	$419	$433	$1,257	$1,166
Amortization of intangible assets — other	147	146	451	484
Total amortization of intangible assets	$566	$579	$1,708	$1,650

The estimated future amortization expense for existing identifiable intangible assets as of June 30, 2011 was as follows (in thousands):

Fiscal years:
2011 (remaining three months)	$558
2012	1,412
2013	285
Total	$2,255
Weighted-average remaining useful life as of June 30, 2011 (years)	1.8

(9) Lease Abandonment Accrual

The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $0.6 million related to its discontinuance of this facility. The changes in the lease abandonment liability for the nine months ended June 30, 2011 were as follows (in thousands):

Lease abandonment liability, September 30, 2010	$468
Lease payments to lessor	(208)
Sublease proceeds	127
Interest expense	2
Lease abandonment liability, June 30, 2011	$389

(10)      Stockholders’ Equity and Stock-Based Compensation

Dividends

Prior to November 2009, the Company had not declared or paid any cash dividends on its common stock or other securities. During the nine months ended June 30, 2011 and 2010, the Company declared and paid the following cash dividends (in thousands except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2010
December 1, 2009	December 15, 2009	$0.05	$727
March 1, 2010	March 15, 2010	$0.05	$731
June 1, 2010	June 15, 2010	$0.05	$743
Fiscal 2011
December 1, 2010	December 15, 2010	$0.06	$898
March 1, 2011	March 15, 2011	$0.06	$970
June 1, 2011	June 15, 2011	$0.06	$991

Stock-Based Compensation

Summary of Plans

On March 18, 2011, the stockholders of the Company approved an extension of the term of the 1999 Equity Incentive Plan (“Incentive Plan”) until December 31, 2014, which would have expired on December 31, 2011 without their approval. As of June 30, 2011, the Company was authorized to issue up to approximately 4.4 million shares of common stock under its Incentive Plan to employees, directors and consultants, including nonqualified and incentive stock options, RSUs, and stock bonuses. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full three years from the date of grant. As of June 30, 2011, approximately 2.5 million options and approximately 0.6 million RSUs were outstanding under the Incentive Plan. Approximately 1.3 million shares were available for future issuance under the Incentive Plan as of June 30, 2011.

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

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”), which will expire on June 28, 2019. On March 18, 2011, the stockholders of the Company authorized an additional 0.4 million shares of common stock for issuance under the Purchase Plan. As of June 30, 2011, the Company had reserved a total of approximately 0.5 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

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

The fair value of each RSU granted in fiscal 2009 was based upon the market value of the Company’s stock on the date of grant. Beginning in the first quarter of fiscal 2010, the Company began declaring and paying dividends on its common stock. Accordingly, the fair value of each RSU granted subsequent to September 30, 2009 was estimated on the date of the grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for each RSU granted in the three and nine months ended June 30, 2011 and 2010 under the Incentive Plan were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010*	2011	2010*
Volatility	55.4%	—	55.9%	—
Risk free interest rate	1.3%	—	0.9%	—
Expected life (in years)	3.0	—	2.9	—
Dividend yield	1.3%	—	1.6%	—

*                      — No RSU’s were granted during this period.

A summary of RSU activity under the Company’s Incentive Plan for the nine months ended June 30, 2011 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2010	489	$9.07
Granted	149	15.02
Vested	—	—
Cancelled	(24)	8.74
Outstanding at June 30, 2011*	614	$10.49

*                 Included in the total outstanding RSU balance at June 30, 2011, are 20,000 Performance Stock Units (“PSUs”) that were issued in fiscal 2011 and 20,000 PSUs that were issued in fiscal 2009. Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient before adjusting for performance conditions. The actual number of shares the recipient receives is determined at the end of a performance period based on actual results achieved versus pre-established targets and may range from 0% to 100% of the Target Shares granted. The pre-established targets are based on net revenue and operating results over the performance period.

As of June 30, 2011, there was $2.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 1.4 years.

Stock Options

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. There were no options granted in the three and nine months ended June 30, 2011 and 2010.

A summary of option activity under the Company’s Incentive Plan for the nine months ended June 30, 2011 is presented below (in thousands, except per share and term amounts):

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	4,039	$11.51	4.9	$2,647
Granted	—	—
Exercised	(1,518)	10.86
Forfeited or canceled	(16)	12.18
Expired	(35)	14.51
Outstanding at June 30, 2011	2,470	$11.86	4.6	$24,123
Vested and expected to vest at June 30, 2011	2,461	$11.86	4.6	$24,037
Exercisable at June 30, 2011	2,315	$11.85	4.5	$22,635

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on June 30, 2011. The aggregate intrinsic value of options exercised during the nine months ended June 30, 2011 was $10.3 million.

As of June 30, 2011, there was $0.3 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that are expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan

The Purchase Plan provides for twenty-four month offering periods with four six-month purchase periods. The six-month purchase periods end on the earlier of January 31st and July 31st of each year or the last business day prior to those dates. The fair value of each stock purchase right is estimated on the first day of the offering period using the Black-Scholes option pricing model. Weighted-average assumptions for stock purchase rights under the Purchase Plan were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Volatility	55.4%	64.8%	57.1%	63.6%
Risk free interest rate	0.4%	0.5%	0.4%	0.6%
Expected life (in years)	1.3	1.3	1.3	1.3
Dividend yield	1.5%	0.1%	0.9%	—

Stock-based Compensation Expense

The following table provides a summary of the stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Direct costs of revenue	$114	$93	$309	$319
Development	181	199	529	604
Operations	97	102	251	328
Sales and marketing	302	299	877	936
General and administrative	127	64	374	360
Total	$821	$757	$2,340	$2,547

(11) Other Comprehensive Income (Loss) and Foreign Currency Translation

The components of other comprehensive income (loss) consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. The Company has subsidiaries located in Germany, the Netherlands, France, Singapore and Canada. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the condensed consolidated statements of operations as incurred and were approximately ($51,000) and ($143,000) for the three months ended June 30, 2011 and 2010, respectively. Gains (losses) from foreign currency transactions were $119,000 and ($92,000) for the nine months ended June 30, 2011 and 2010, respectively.

The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$4,153	$(315)	$11,111	$522
Net unrealized gain (loss) on available-for-sale investments	33	(6)	(32)	(39)
Foreign currency translation gain (loss)	1,469	(5,473)	3,759	(10,379)
Other comprehensive income (loss)	$5,655	$(5,794)	$14,838	$(9,896)

The Company did not record deferred taxes on unrealized losses on its investments due to the full valuation allowance on deferred tax assets in the United States. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.

(12) Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% for the three and nine months ended June 30, 2011 and 2010. Rental income was approximately $0.7 million for each of the three months ended June 30, 2011 and 2010, respectively. Rental income was approximately $1.9 million and $2.1 million for the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the Company had leased space to 14 tenants, of which 13 had noncancellable operating leases, which expire on various dates through 2018. At June 30, 2011, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal years:
2011 (remaining three months)	$769
2012	2,328
2013	1,101
2014	796
2015	682
Thereafter	735
Total future minimum rents receivable	$6,411

(13) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2011 and 2010 was 10% and (154)%, respectively. The Company’s effective tax rate for the nine months ended June 30, 2011 and 2010 was 8% and 60%, respectively. The rate for the three and nine months ended June 30, 2011 and 2010 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, the Company is amortizing $200,000 per quarter of prepaid tax recorded in connection with the 2008 sale of intangible assets from its German entity to the United States entity. Excluding the amortization of prepaid tax, the Company’s effective tax rate would have been 3% and 20% for the nine months ended June 30, 2011 and 2010, respectively.

The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or losses, tax regulations in each geographic region, the availability of tax credits and net operating loss carryforwards, and the effectiveness of the Company’s tax planning strategies. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from management’s estimates, future income tax expense could be materially affected.

As required by accounting guidance for income taxes, the Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes they will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience by tax jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. This analysis is applied to United States domestic taxes and to foreign taxes separately, in particular Germany. In fiscal 2007, the Company established a valuation allowance against all of the deferred tax assets related to the United States. As of September 30, 2010, the Company has a valuation allowance of approximately $61 million for the portion of deferred tax assets that are not more likely than not to be realized. The valuation allowance may need to be reduced in the future if facts and circumstances change, causing a reassessment of the amount of deferred tax assets more likely than not to be realized, which would affect the effective tax rate, deferred tax expense, and additional paid-in-capital. Despite the recent growth in the Company’s earnings, the valuation allowance has not been reduced due to the Company’s inconsistent history of earnings, the inherent uncertainty and potential negative impact of the worldwide economy and other issues that may affect future domestic operating results and future realization of its deferred tax assets.

Charges to earnings from incentive stock options and shares purchased under the employee stock purchase plan have no associated tax benefit to the Company and have the effect of increasing the effective tax rate. In a future period it is possible that a tax benefit would be realized on these options and employee stock purchase rights, at which time the tax rate may be reduced as a result.

As of June 30, 2011, the total amount of gross unrecognized tax benefits under the provisions of ASC 740-10 (formerly referenced as FASB’s Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109) was $7.2 million. Included in this balance was approximately $3.0 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The gross unrecognized tax benefits increased by $0.2 million during the nine months ended June 30, 2011.

It is possible that the amount of liability for unrecognized tax benefits may change within the next three months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next three months, the Company’s existing tax positions may continue to generate an increase in liabilities for unrecognized tax benefits. The German government has notified the Company that an audit of German tax returns for fiscal years 2006 through 2009 will begin in November 2011. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were $0.2 million for the nine months ended June 30, 2011.

Although the Company files United States federal, various state, and foreign tax returns, the Company’s major tax jurisdictions are the United States, Canada, the United Kingdom, the Netherlands and Germany. Tax years 1997 through 2010 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

(14) Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through October 2017. As of June 30, 2011, future minimum payments under these operating leases were as follows (in thousands):

Operating Leases
Fiscal year:
2011 (remaining three months)	$247
2012	663
2013	468
2014	347
2015	354
Thereafter	147
Total minimum lease payments*	$2,226

*        Future minimum lease payments exclude future sublease proceeds of approximately $0.8 million.

Rent expense for the three months ended June 30, 2011 and 2010 was approximately $0.3 million and $0.2 million, respectively. Rent expense was approximately $0.8 million and $0.7 million for the nine months ended June 30, 2011 and 2010 respectively.

Commitments

As of June 30, 2011, the Company had $2.4 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of between one to thirty-five months and become due if the Company terminates any of these agreements prior to their expiration.

As of June 30, 2011, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.1 million to customers and vendors as a form of security. These guarantees can only be executed upon agreement by both the customer or vendor and the Company. These guarantees are secured by an unsecured line of credit of $1.5 million as of June 30, 2011.

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

The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit. The deadline for the objectors to file opening briefs on appeal was October 6, 2010. Two objectors filed opening briefs. All of the remaining objectors filed a stipulation of settlement on October 6, 2010 withdrawing those objectors’ appeals with prejudice. Answering briefs were due on or before December 17, 2010. However, plaintiffs moved to dismiss with prejudice one of the objector’s appeals based on alleged violations of the Second Circuit’s rules, and the other objector’s appeal for lack of standing. The deadline for filing answering briefs to the objectors’ appeals was suspended pending the resolution of the motion to dismiss. On May 17, 2011, the Second Circuit granted plaintiffs’ motion to dismiss one objector’s appeals based on violations of the Second Circuit’s rules and remanded the other objector’s appeal back to the District Court to determine whether he is a class member. A mandate of that order was issued on July 13, 2011. Pursuant to an order of the District Court on July 20, 2011, the objector was to submit any additional evidence he wished to be considered on the question of whether he is a class member by July 29, 2011, and any responses are due by August 5, 2011. Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal. The Company believes that it has meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. This lawsuit was one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company was not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed 30 of the cases without prejudice. On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross appeals. The Ninth Circuit heard oral argument on October 5, 2010, and the Court issued its written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including the Company) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing of the original three judge panel of the Court and a rehearing by the entire Court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the United States Supreme Court. On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied plaintiff’s petition. No date has been set for oral argument in the Supreme Court. No amount has been accrued as of June 30, 2011 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of June 30, 2011 or September 30, 2010, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2011 and September 30, 2010.

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

Information regarding geographic areas from which the Company’s net revenues were generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
United States	$13,012	$10,818	$37,226	$32,386
Europe*	7,994	5,401	24,377	17,995
Other*	5,580	3,054	13,923	8,957
Total net revenue	$26,586	$19,273	$75,526	$59,338

*        No individual country represented more than 10% of net revenue.

Information regarding geographic areas which the Company had long lived assets (includes all tangible assets) is as follows (in thousands):

	June 30, 2011	September 30, 2010
United States	$32,715	$32,213
Germany	1,279	1,212
Other	12	7
Total	$34,006	$33,432

(16) Subsequent Events

In July 2011, the Board of Directors approved the payment of a quarterly dividend of $0.06 per share to stockholders of record as of September 1, 2011. In the future, the Company intends to pay a similar dividend on a quarterly basis. The Company’s ability to continue to do so will be affected by future results of operations, financial position and the various other factors that may affect its overall business.

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

Overview

Keynote is a leading global provider of Internet and mobile cloud monitoring solutions. We provide cloud-based testing, monitoring and measurement products and services that enable our customers to know how their Web sites, content, and applications perform on virtually any combination of actual browsers, networks and mobile devices. Since our founding in 1995, we have built and optimized a global monitoring network comprised of over 3,000 measurement computers and mobile devices in over 275 locations and 180 metropolitan areas worldwide and execute more than 500 million performance measurements every day. We offer a robust portfolio of Internet and mobile products and services to optimize the end-user customer experience in two broad categories: Internet Cloud (“Internet Cloud”) and Mobile Cloud (“Mobile Cloud”). We combine our Internet and Mobile Cloud products and services with our Real User Experience Testing to offer our customers a unique value proposition.

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

Our net revenue increased by $7.3 million, or 38%, from $19.3 million for the three months ended June 30, 2010 to $26.6 million for the three months ended June 30, 2011. Our net income increased by $4.5 million from a net loss of $(0.3) million for the three months ended June 30, 2010 to net income of $4.2 million for the three months ended June 30, 2011. The increase in net income is primarily attributable to a $5.3 million increase in Mobile net revenue and $2.1 million increase in Internet net revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The adoption of new accounting guidance related to revenue recognition described below had a $2.4 million positive impact on net revenue in the period. The increase in net revenue was partially offset by an increase in total costs and expenses of $2.7 million from $19.4 million for the three months ended June 30, 2010 to $22.1 million for the three months ended June 30, 2011.

Our net revenue increased by $16.2 million, or 27%, from $59.3 million for the nine months ended June 30, 2010 to $75.5 million for the nine months ended June 30, 2011. Our net income increased by $10.6 million from $0.5 million for the nine months ended June 30, 2010 to $11.1 million for the nine months ended June 30, 2011. The increase in net income is primarily attributable to an $11.9 million increase in Mobile net revenue and $4.3 million increase to Internet net revenue for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The adoption of new accounting guidance related to revenue recognition described below had a $5.4 million positive impact on net revenue in the period. Additionally, net revenue has increased due to an increase in Internet and mobile customer demand and a stabilization of measurement pricing. The increase in net revenue was partially offset by an increase in total costs and expenses of $5.8 million from $58.2 million for the nine months ended June 30, 2010 to $64.0 million for the nine months ended June 30, 2011 due primarily to increasing direct costs associated with higher revenues and related increases to headcount and other personnel costs.

Effective with fiscal year 2011, we adopted new revenue accounting guidance that had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of acceptance rather than ratably over the contract term. SITE orders received after September 30, 2010 are reported as System licenses for the hardware and software elements of those contracts and as Maintenance and Support for the remaining elements. SITE orders received prior to October 1, 2010 (the beginning of fiscal year 2011) continue to be recognized ratably and are reported as Ratable license revenue. We adopted this accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified after October 1, 2010. As a result of adopting the new accounting guidance, we recognized net revenue of $2.4 million and related direct costs of revenue of $0.2 million for the three months ended June 30, 2011 that would otherwise have been recognized in subsequent periods under the previous accounting guidance. For the nine months ended June 30, 2011, we recognized net revenue of $5.4 million and related direct costs of revenue of $0.6 million that would otherwise have been recognized in subsequent periods under the previous accounting guidance.

We believe that important trends and challenges for our business include:

•             Continuing to drive growth in our Internet and Mobile Cloud products and services, as we believe that revenue growth is the primary factor in creating stockholder value;

•             Growing Web measurement revenue (such as Transaction Perspective and Application Perspective which have increased over the past four quarters) in order to increase Internet revenues;

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

We were incorporated in 1995. Our headquarters is located at 777 Mariners Island Blvd., San Mateo, CA and our telephone at that location is (650) 403-2400. Our company Web site is www.keynote.com although information on that Web site shall not be deemed incorporated in this report. Through a link on the Investor Relations section of our Web site, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed with the Securities and Exchange Commission.

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

•             Allowance for doubtful accounts and billing allowance

•             Goodwill, identifiable intangible assets and long-lived assets

•             Stock-based compensation

•             Income taxes, deferred income taxes and deferred income tax liabilities

Except for the adoption of new accounting guidance related to revenue recognition, Management believes that there have been no significant changes during the nine months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2010 Annual Report on Form 10-K. For a description of our revenue recognition accounting policy and the effect of the adoption of the new accounting guidance on our financial statements, refer to Note 3 to our condensed consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

Results of Operations

The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Total net revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue	24.6	27.2	24.3	26.7
Development	12.8	15.4	12.8	15.3
Operations	7.7	10.0	7.9	9.7
Amortization of intangible assets — software	1.6	2.2	1.7	2.0
Sales and marketing	26.3	32.7	27.6	32.0
General and administrative	10.6	13.8	10.8	13.2
Excess occupancy income	(1.0)	(1.7)	(1.0)	(1.6)
Amortization of intangible assets — other	0.6	0.8	0.6	0.8
Total costs and expenses	83.2	100.4	84.7	98.1
Income (loss) from operations	16.8	(0.4)	15.3	1.9
Interest income and other, net	0.5	(0.2)	0.7	0.3
Income (loss) before provision for income taxes	17.3	(0.6)	16.0	2.2
Provision for income taxes	(1.7)	(1.0)	(1.3)	(1.3)
Net income (loss)	15.6%	(1.6)%	14.7%	0.9%

The dollar amounts in the tables in this and the following sections are in thousands unless otherwise indicated.

Net Revenue

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Internet:
Web Measurement Subscriptions	$7,865	$6,584	19%	$22,513	$19,347	16%
Other Subscriptions	2,846	2,648	7%	9,078	8,882	2%
Engagements	2,735	2,164	26%	7,520	6,601	14%
Total Internet net revenue	13,446	11,396	18%	39,111	34,830	12%
Mobile:
Subscriptions	4,149	2,718	53%	10,578	7,602	39%
Ratable Licenses	3,426	5,159	(34)%	11,684	16,906	(31)%
System Licenses	3,112	—	—	6,366	—	—
Maintenance and Support	2,453	—	—	7,787	—	—
Total Mobile net revenue	13,140	7,877	67%	36,415	24,508	49%
Total net revenue	$26,586	$19,273	38%	$75,526	$59,338	27%

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

Internet Net Revenue. Internet net revenue increased by $2.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Internet net revenue represented 51% and 59% of total net revenue for the three months ended June 30, 2011 and 2010, respectively. The increase in Internet net revenue for the three months ended June 30, 2011 was mainly attributable to an increase of $1.3 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers are performing to test their Web sites, an increase of $0.6 million in our Engagements (also referred to as professional services), and an increase of $0.2 million in our Internet Subscriptions Other.

Internet net revenue increased by $4.3 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. Internet net revenue represented 52% and 59% of total net revenue for the nine months ended June 30, 2011 and 2010, respectively. The increase in Internet net revenue for the nine months ended June 30, 2011 was mainly attributable to an increase of $3.2 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers are performing to test their Web sites, an increase of $0.9 million due primarily to an increase in Insight, WebEffective and Loadpro engagements and an increase of $0.2 million in our Internet Subscriptions Other.

Mobile Net Revenue. Mobile net revenue increased by $5.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Mobile net revenue represented 49% and 41% of total net revenue for the three months ended June 30, 2011 and 2010, respectively. The increase in Mobile net revenue for the three months ended June 30, 2011 was attributable mainly to an increase of $3.8 million in SITE systems, of which $2.4 million was due to the adoption of new revenue accounting guidance discussed below. Additionally, Mobile Subscriptions increased by $1.4 million due to increased customer demand and the early customer acceptance of the initial deployment of mobile devices under a mobile customer contract.

Mobile net revenue increased by $11.9 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. Mobile net revenue represented 48% and 41% of total net revenue for the nine months ended June 30, 2011 and 2010, respectively. The increase in Mobile net revenue for the nine months ended June 30, 2011 was attributable mainly to an increase of $8.9 million in SITE systems, of which $5.4 million was due to the adoption of new revenue accounting guidance discussed below and the remaining increase due to new SITE contracts and related maintenance. Additionally, mobile subscriptions increased by $3.0 million due to increased customer demand.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. We adopted this accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified on or after October 1, 2010 (the beginning of our fiscal year). The adoption of the new revenue accounting guidance had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of acceptance rather than ratably over the contract term. SITE orders received after fiscal year 2010 are reported as System licenses for the hardware and software that works with the hardware to deliver the essential functionality of the hardware (“essential software”), and as Maintenance and Support for the remaining elements. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue because vendor specific objective evidence of fair value, or VSOE, does not exist for the undelivered elements of the arrangement, typically maintenance. As a result of adopting the new accounting guidance, we recognized net revenue of $2.4 million and $5.4 million and related direct costs of revenue of $0.2 million and $0.6 million for the three and nine months ended June 30, 2011, respectively, that would have otherwise been recognized in subsequent periods under the previous guidance. If the new accounting guidance had not been adopted, we would have reported $6.6 million and $20.4 million of ratable license revenue, no system license revenue, no maintenance and support revenue and total net revenue of $24.2 million and $70.1 million for the three and nine months ended June 30, 2011, respectively. See Note 3 to condensed consolidated financial statements.

No single customer accounted for more than 10% of total net revenue for the three months ended June 30, 2011 and one customer accounted for 11% of total net revenue for the nine months ended June 30, 2011. As of June 30, 2011, no single customer accounted for more than 10% of our net accounts receivable. International sales were approximately 51% and 44% of total net revenue for the three months ended June 30, 2011 and 2010, respectively. International sales were approximately 51% and 45% of total net revenue for the nine months ended June 30, 2011 and 2010, respectively. International sales increased primarily due to the adoption of the new accounting guidance discussed in the previous paragraph.

Direct Costs of Net Revenue

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Direct costs of net revenue	$6,534	$5,243	25%	$18,341	$15,850	16%

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

Direct costs of net revenue increased $1.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and represented 25% and 27% of total net revenue for the three months ended June 30, 2011 and 2010, respectively. The increase in direct costs of net revenue is mainly attributable to increased personnel costs of $0.4 million due to increased headcount to support higher revenues, additional telecommunication and network fees of $0.4 million due to higher volume associated with increased revenue, $0.2 million as a result of the adoption of the new accounting guidance for revenue recognition (see discussion above), and depreciation expense of $0.1 million associated with the expansion our monitoring network to handle the increased traffic from customer measurements.

Direct costs of net revenue increased $2.5 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 and represented 24% and 27% of total net revenue for the nine months ended June 30, 2011 and 2010, respectively. The increase in direct costs of net revenue is mainly attributable to additional telecommunication and network fees of $1.1 million due to higher volume associated with increased revenue, increased personnel costs of $0.6 million due to increased headcount to support higher revenues, $0.6 million as a result of the adoption of the new accounting guidance for revenue recognition (see discussion above), and increase consulting costs of $0.3 million to install SITE systems. Overall, direct costs of net revenue have declined as a percentage of revenue due to the scalability of our monitoring network. Additionally, we may hire additional employees or consultants to install SITE systems based on customer demand.

Development

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Development	$3,410	$2,968	15%	$9,631	$9,084	6%

Development expenses consist primarily of compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel. Development costs increased $0.4 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Development costs increased $0.5 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The increase in the three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010 was mainly as a result of the increased personnel costs due to increased headcount, and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009.

Operations

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Operations	$2,058	$1,935	6%	$5,936	$5,761	3%

Operations expenses consist primarily of compensation, including stock-based compensation and other benefits, for management and technical support personnel. Our operations personnel manage and maintain our field measurement and collection infrastructure and data centers; provide basic and extended customer support; and work closely with other departments to ensure the reliability of our services. Operations expenses increased $0.1 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Operations expenses increased $0.2 million for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The increase in operations expenses for the three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010 is mainly attributable to higher consulting services.

Sales and Marketing

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Sales and marketing	$6,982	$6,296	11%	$20,943	$19,000	10%

Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses increased by $0.7 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to an increase of $0.7 million in additional personnel costs to grow Mobile revenues and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009.

Sales and marketing expenses increased by $1.9 million for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 primarily attributable to a $1.1 million increase due to higher headcount to grow Mobile revenues and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009 and an increase of $0.2 million for external marketing expenses, including those related to our Mobile User Conference in Beijing in December 2010. Additionally, our consulting expenses have increased by $0.2 million during the period.

General and Administrative

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
General and administrative	$2,831	$2,652	7%	$8,238	$7,830	5%

General and administrative expenses consist primarily of compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses increased by $0.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to a $0.2 million increase in the reserve for bad debts and $0.1 million increase in compensation expense related to the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009. These increases were partially offset by a $0.2 million reduction in professional service fees.

General and administrative expenses increased by $0.4 million for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The increase was primarily due to a $0.4 million increase in compensation expense related to higher headcount and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009 and a $0.2 million increase in the reserve for bad debts. These increases were partially offset by a $0.3 million reduction in professional service fees.

Excess Occupancy Income

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Rental income	$(677)	$(695)	(3)%	$(1,932)	$(2,058)	(6)%
Rental and other expenses	404	372	9%	1,140	1,116	2%
Excess occupancy income	$(273)	$(323)	(15)%	$(792)	$(942)	(16)%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the three and nine months ended June 30, 2011 and 2010. The decrease in excess occupancy income for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to a reduction of space rented by one tenant in the first fiscal quarter of 2011 and an early termination of a lease during the fourth fiscal quarter of 2010 and an increase in depreciation expense. The decrease in excess occupancy income for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 was primarily due to a reduction of space rented by one tenant in the first fiscal quarter of 2011 and an early termination of a lease during the fourth fiscal quarter of 2010.

Amortization of Identifiable Intangible Assets

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Amortization of identifiable intangible assets — software	$419	$433	(3)%	$1,257	$1,166	8%
Amortization of identifiable intangible assets — other	147	146	1%	451	484	(7)%
Total amortization of identifiable intangible assets	$566	$579	(2)%	$1,708	$1,650	4%

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

Amortization of identifiable intangible assets — software and amortization of identifiable intangible assets — other remained relatively consistent for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Amortization of identifiable intangible assets — software increased by $0.1 million for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010 due to the amortization of an intangible asset purchased from Fonjax in fiscal 2008, which was placed in service during the second quarter of 2010. Amortization of identifiable intangible assets — other remained relatively consistent for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010.

The identifiable intangible assets will be fully amortized by fiscal 2013. See Note 8 to our condensed consolidated financial statements for the schedule of future amortization charges. At June 30, 2011, the type and net carrying amount of the identifiable intangible assets was as follows:

Technology Based- Software	Technology Based- Other	Customer Based	Trademark	Covenant	Backlog	Total
$1,650	$—	$321	$256	$7	$21	$2,255

We annually review our goodwill and non-amortizing intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Based on our reviews, we have not recorded an impairment charge in any of the periods presented.

Interest Income and Other Income (Expense), Net

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Interest income	$169	$96	76%	$435	$299	45%
Other income (expense), net	(51)	(143)	(64)%	106	(93)	214%
Total	$118	$(47)	351%	$541	$206	163%

Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income (expense), net increased $0.2 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Interest income and other income (expense), net increased $0.3 million for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. The increase in interest income and other income (expense), net is due primarily due to foreign exchange rate fluctuations in the three and nine months ended June 30, 2011 as compared to the three and nine months ended June 30, 2010 and to a lesser extent, higher invested cash balances.

Provision for Income Taxes

	For the three months ended June 30,			For the nine months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Provision for income taxes	$443	$191	132%	$951	$789	21%

Our effective tax rate for the three months ended June 30, 2011 and 2010 was 10% and (154)%, respectively, and 8% and 60%, respectively, for the nine months ended June 30, 2011 and 2010. The rate for the three and nine months ended June 30, 2011 and 2010 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where we have a low effective tax rate due to utilization of net operating loss carryforwards. Through October 2011, we are also amortizing prepaid income tax recorded in connection with the 2008 sale of intangible assets from our German subsidiary to the United States entity at $0.2 million per quarter. Excluding the amortization of prepaid tax, our effective tax rate would have been 3% and 20% for the nine months ended June 30, 2011 and 2010, respectively.

We have a full valuation allowance against all of the deferred tax assets related to the United States. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including our recent cumulative earnings experience by tax jurisdiction, expectations of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. In future quarters, it is possible that the valuation allowance would be reduced, which would affect the effective tax rate, deferred tax expense, and additional paid-in-capital. In that event, the tax effect would be recorded as a discrete event in the quarter in which the determination was made.

Stock-based Compensation Expense

Stock-based compensation expense, which is included in total costs and expenses by category, remained relatively consistent for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Stock-based compensation expense decreased $0.2 million for the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2010. Stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Direct costs of net revenue	$114	$93	$309	$319
Development	181	199	529	604
Operations	97	102	251	328
Sales and marketing	302	299	877	936
General and administrative	127	64	374	360
Total	$821	$757	$2,340	$2,547

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

Non-GAAP Net Income and Non-GAAP Net Income Per Share. Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision for income taxes, cash taxes paid (net of refunds), stock-based compensation expense and amortization of purchased intangibles. Non-GAAP net income per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
GAAP net income (loss)	$4,153	$(315)	$11,111	$522
Stock-based compensation	821	757	2,340	2,547
Amortization of intangible assets — software	419	433	1,257	1,166
Amortization of intangible assets — other	147	146	451	484
Provision for income taxes	443	191	951	789
Cash taxes paid (net of refunds)	(412)	(50)	(442)	(339)
Non-GAAP net income	$5,571	$1,162	$15,668	$5,169
Weighted average diluted common shares outstanding:	17,950	15,062	17,081	14,905
Non-GAAP net income per share	$0.31	$0.08	$0.92	$0.35

Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest income, taxes, stock-based compensation, depreciation, amortization and other income (expense), net. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
GAAP net income (loss)	$4,153	$(315)	$11,111	$522
Stock-based compensation	821	757	2,340	2,547
Amortization of intangible assets — software	419	433	1,257	1,166
Amortization of intangible assets — other	147	146	451	484
Depreciation	1,109	1,064	3,175	3,381
Provision for income taxes	443	191	951	789
Interest income and other income (expense), net	(118)	47	(541)	(206)
Adjusted EBITDA	$6,974	$2,323	$18,744	$8,683

Free Cash Flow. Free cash flow is defined as cash flow from operations less cash used for purchases of property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow for the nine months ended:

	June 30, 2011	June 30, 2010
Cash flow provided by operations	$13,577	$7,926
Purchases of property, equipment and software	(2,958)	(2,389)
Free cash flow	$10,619	$5,537

Gross Deferred Revenue. Gross deferred revenue consists of billings in advance of revenue recognition and is recognized as revenue when all of the revenue recognition criteria are met. Net deferred revenue, which is presented in our balance sheets, is gross deferred revenue less “unpaid deferred revenue.” Unpaid deferred revenue is any gross deferred revenue that has an associated accounts receivable balance at the balance sheet date. As a result of the adoption of new accounting guidance related to revenue recognition, SITE revenue, excluding maintenance, is recognized upon the later of delivery or customer acceptance rather than ratably over the maintenance period. Accordingly, deferred revenue should decrease over time as all of these arrangements are accounted for under the new accounting guidance. The following table details our calculation of gross deferred revenue:

	June 30, 2011	September 30, 2010
Net deferred revenue	$21,347	$21,465
Unpaid deferred revenue	8,130	5,775
Gross deferred revenue	$29,477	$27,240

Liquidity and Capital Resources

	June 30, 2011	September 30, 2010
Cash, cash equivalents and short-term investments	$91,506	$66,352
Accounts receivable, net	$14,551	$9,094
Working capital	$86,947	$54,820
Days sales outstanding (DSO) for the three months ended (a)	50	41

(a)      DSO is calculated as: (ending net accounts receivable / net revenue for the three month period) multiplied by number of days in the period.

Days sales outstanding increased by 9 days from September 30, 2010 to June 30, 2011. The increase is due to extended terms granted primarily to international customers, and the overall increase in the net accounts receivable balance due to higher revenues and the timing of final billing on accepted engagements. During the period, our customers’ payment history remained consistent with prior periods and granted payment terms. Over the past several periods, our customers have requested extended payment terms.  We expect this trend for extended terms to continue.

	Nine Months Ended June 30,
	2011	2010
Cash provided by operating activities	$13,577	$7,926
Cash used in investing activities	$(11,922)	$(34,118)
Cash provided by financing activities	$14,237	$778

Cash, cash equivalents and short-term investments

At June 30, 2011, we had $40.0 million in cash and cash equivalents and $51.5 million in short-term investments, for a total of $91.5 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and fixed term deposits with original maturities of three months or less. Short-term investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with Moody’s ratings of A2 or better. As of June 30, 2011, $68.5 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments were held in foreign subsidiaries. If these foreign cash and cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash provided by operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period, ranging from one to twelve months, or monthly during the life of the subscription period. Payments for our systems licenses are generally collected after acceptance of the SITE system. Payments for our engagement services customers are generally collected after completion of the service period or as milestones are completed. Our primary use of operating cash flow is for personnel related expenditures, measurement and data collection infrastructure costs, insurance, regulatory compliance and other expenses associated with operating our business.

For the nine months ended June 30, 2011, net cash provided by operating activities was $13.6 million. Net cash provided was mainly due to net income of $11.1 million, adjusted for $9.4 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $(6.9) million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expenses and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $5.5 million as a result of higher revenues, a decrease in deferred revenue of $1.0 million, an increase in inventories of $0.8 million, and an increase of prepaids, deferred costs and other assets of $0.4 million; partially offset by an increase in accounts payable and accrued expenses of $0.8 million.

Cash used in investing activities

Cash flows related to investing activities consist primarily of purchases and maturities of investments. We also use cash to purchase property, equipment and software to support our growth and infrastructure and to make tenant improvements associated with space we lease in our headquarters building.

For the nine months ended June 30, 2011, net cash used by our investing activities was $11.9 million. We paid $40.6 million for the purchase of short-term investments, and received $31.7 million from maturities and sales of short-term investments. We also purchased $3.0 million of property, equipment, and software.

Cash provided by financing activities

Cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.

For the nine months ended June 30, 2011, net cash provided by financing activities was $14.2 million. We received $17.1 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan, partially offset by common stock dividends of $2.9 million.

Commitments

As of June 30, 2011, our principal commitments consisted of $2.2 million in real property and equipment operating leases. These leases expire at various times through October 2017. Additionally, we had $2.4 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of between one to thirty-five months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to invest in equipment and other assets to support our growth.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, additional stock repurchases, cash dividends, decreases in customers or customer renewals, decreases in revenue or changes in the value of our short-term investments. If, after some period of time, our existing cash, short-term investments and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, those securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

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

Foreign Currency Fluctuations. We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. A majority of our revenue and expenses are transacted in United States dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in other income (expense), net in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $119,000 and $(92,000) for the nine months ended June 30, 2011 and 2010, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

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

Changes in Internal Control Over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the nine months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were a party to a global settlement with the plaintiffs that would have disposed of all claims against us with no admission of wrongdoing by us or any of our present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit. The deadline for the objectors to file opening briefs on appeal was October 6, 2010. Two objectors filed opening briefs. All of the remaining objectors filed a stipulation of settlement on October 6, 2010 withdrawing those objectors’ appeals with prejudice. Answering briefs were due on or before December 17, 2010. However, plaintiffs moved to dismiss with prejudice one of the objector’s appeals based on alleged violations of the Second Circuit’s rules, and the other objector’s appeal for lack of standing. The deadline for filing answering briefs to the objectors’ appeals was suspended pending the resolution of the motion to dismiss. On May 17, 2011, the Second Circuit granted plaintiffs’ motion to dismiss one objector’s appeals based on violations of the Second Circuit’s rules and remanded the other objector’s appeal back to the District Court to determine whether he is a class member. A mandate of that order was issued on July 13, 2011. Pursuant to an order of the District Court on July 20, 2011, the objector was to submit any additional evidence he wished to be considered on the question of whether he is a class member by July 29, 2011, and any responses are due by August 5, 2011. Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal. We believe that we have meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named us as a nominal defendant, contained no claims against us, and sought no relief from us. This lawsuit was one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we were not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed 30 of the cases without prejudice. On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross appeals. The Ninth Circuit heard oral argument on October 5, 2010, and the Court issued its written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including us) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing by the original three judge panel of the Court and a rehearing by the entire Court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the United States Supreme Court. On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied plaintiff’s petition. No date has been set for oral argument in the Supreme Court. No amount has been accrued as of June 30, 2011 since we believe that our liability, if any, is not probable and cannot be reasonably estimated.

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

•             Our ability to successfully develop and introduce new products and services to offset any reductions in revenue from products and services that are not as widely used or that may experience decreased demand;

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

Our business, operating results and financial condition are susceptible to additional risks associated with international operations.

Our business, financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including United States taxes on foreign subsidiaries and the negative tax implications related to moving cash from international locations to the United States), and changes in the value of the United States dollar versus foreign currencies. Margins on sales of our products and services in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations, particularly the Euro as a significant portion of our revenues are denominated in Euros.

Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales in Europe, as well as non-United States dollar denominated operating expenses incurred throughout the world. As was the case in recent years, volatility of foreign currencies relative to the United States dollar may adversely affect the United States dollar value of our foreign currency-denominated sales and earnings.

International sales in dollars were approximately 51% and 45% of our total net revenue for the nine months ended June 30, 2011 and 2010, respectively. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

Revenue from our Mobile Cloud products and services was $36.4 million for the nine months ended June 30, 2011. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile Cloud products and services.

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

Our ten largest customers accounted for approximately 30% and 33% of our total net revenue for the nine months ended June 30, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their products and services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

While we were profitable in fiscal 2010 and 2009, we incurred net losses in fiscal 2008 and in other prior fiscal years. As of June 30, 2011, we had an accumulated deficit of $126.8 million. If we are not able to maintain our current revenue levels or increase our revenues, it may be difficult to sustain profitability. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of June 30, 2011, we had $2.3 million of net identifiable intangible assets and $65.7 million of goodwill. We may in the future incur impairment charges in connection with a write down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. We are also required to record as compensation expense, in accordance with the FASB’s guidance on stock-based compensation awards. As a result of these and other conditions, we may not be able to sustain profitability in the future.

Our investment in sales and marketing may not yield increased customers or revenue.

We have invested and intend to continue investing in our sales and marketing activities to help grow our business, including hiring additional domestic and international sales personnel. Typically, additional sales personnel can take time before they become productive, and our marketing programs may also take time before they yield additional business, if any. We cannot assure you that these efforts will be successful, or that these investments will yield significantly increased revenue in the near or long-term.

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

To increase sales worldwide, we must complement our direct sales force with relationships with other companies to help market and sell our products and services to their customers. We currently have relationships with several Open Application Performance Monitoring (“Open APM”) partners and SITE system resellers. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to direct sales and marketing efforts. We would also lose anticipated revenue from customer referrals and other co-marketing benefits.

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

Engagement services revenue represented approximately 10% and 11% of total net revenue for the nine months ended June 30, 2011 and 2010, respectively. We will need to successfully market these services in order to maintain or increase engagement services revenue. The market for these services is very competitive. Each engagement typically spans a one month to twelve month period and, therefore, it is more difficult for us to predict the amount of engagement services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our engagement services revenue.

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

In addition, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, Compuware acquired Gomez and dynaTrace software, Hewlett-Packard acquired Mercury Interactive, and Neustar acquired Webmetrics. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that the loss of a major customer could harm our revenue.

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

The ongoing evolution of Internet and mobile networks has led to the development of new technologies and communications protocols such as Internet telephony, wireless devices, Wi-Fi networks, HSDPA and LTE, as well as increased use of various applications, such as VoIP, mobile applications and video. These developing technologies require us to continually improve the functionality, features and reliability of our products and services, particularly in response to offerings by our competitors. If we do not succeed in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers.

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

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we only have approximately 16.5 million shares outstanding at June 30, 2011, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

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

We had $65.7 million of goodwill recorded on our consolidated balance sheet as of June 30, 2011. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to further evaluate whether our goodwill has been impaired. At September 30th of each year, we perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we were required to write down all or a significant part of our goodwill, our operating results and net worth could be materially adversely affected.

If we need to raise additional capital and are unable to do so, our business could be harmed.

We believe that our available cash, cash equivalents and short-term investments will enable us to meet our capital and operating requirements for at least the next 12 months. However, if cash is required for unanticipated needs or acquisitions, we may need additional capital during that period. If the market for our products develops at a slower pace than anticipated, we could be required to raise substantial additional capital. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when required, our business could be seriously harmed.

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

Moreover, generally accepted accounting principles, or GAAP, are promulgated by, and are subject to the interpretation of the FASB and the SEC. New accounting guidance or taxation rules and varying interpretations of accounting guidance or taxation practices have occurred and may occur in the future. Any future changes in accounting guidance or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. For example, the FASB has recently issued new accounting guidance related to revenue recognition and the SEC is considering adoption of international financial reporting standards. The change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, the way we conduct our business or subject us to regulatory inquiries or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Reserved)

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101*

The following materials from Keynote’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 5th day of August 2011.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CURTIS H. SMITH
Curtis H. Smith
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101*

The following materials from Keynote’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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