Form 10-K
period 2011-09-30
KEYNOTE SYSTEMS INC
filed 2011-12-13
CIK 1032761

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2011
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of March 31, 2011, the aggregate market value of voting stock held by non-affiliates of the Registrant was $269 million, based on the closing price of a share of Registrant's common stock on March 31, 2011, as reported by the NASDAQ Global Market.

         The number of shares of the Registrant's common stock outstanding as of December 7, 2011 was 17,295,680 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates information by reference to portions of the Registrant's proxy statement for its 2012 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

FORWARD-LOOKING STATEMENTS

        Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in Item 1A of Part I of this report, and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2012. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. No person is authorized to make any forward-looking statements on behalf of Keynote Systems, Inc. other than its authorized officers and then only through its external communications processes. Accordingly, you should not rely on any forward-looking statements regarding Keynote Systems, Inc. from any other sources and we undertake no obligation to correct or clarify any such forward-looking statements, except as required by federal securities law.

        The trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynote® The Mobile & Internet Performance Authority™, Keynote FlexUse®, DeviceAnywhere®, DemoAnywhere®, DeviceAnywhere Proof Center®, DeviceAnywhere Test Center® and MonitorAnywhere®. All other trademarks are the property of their respective owners.

PART I

Item 1.    Business

Overview

        Keynote Systems, Inc. ("Keynote" or "we") is a leading global provider of Internet and mobile cloud monitoring and testing solutions. We provide cloud-based testing, monitoring and measurement products and services that enable our customers to know how their Web sites, content, and applications perform on nearly any combination of actual browsers, networks and mobile devices. Since our founding in 1995, we have built and optimized a global monitoring network comprised of over 3,000 measurement computers and mobile devices in over 300 locations and 180 metropolitan areas worldwide and execute more than 525 million performance measurements every day. We deliver our products and services primarily through a cloud-based model on a subscription basis to a world-class customer base, representing a broad cross-section of industries.

        On October 18, 2011, subsequent to our fiscal year 2011, we closed the acquisition of Mobile Complete, doing business as DeviceAnywhere ("DeviceAnywhere"). DeviceAnywhere developed an enterprise-class, cloud-based mobile application lifecycle management testing and quality assurance platform. DeviceAnywhere offers products and services for testing and monitoring the functionality, usability, performance and availability of mobile applications and Web sites. Mobile developers and enterprises rely on the DeviceAnywhere platform to deliver mobile applications, content and services faster while reducing downtime and testing costs. DeviceAnywhere extends our enterprise mobile cloud product portfolio into the immediately adjacent mobile testing and quality assurance market. Their complementary enterprise mobile cloud solutions enable us to address a wider spectrum of the mobile market by offering enterprises leading solutions in both mobile performance monitoring and mobile testing and quality assurance.

        We offer a robust portfolio of Internet and mobile products and services to optimize the end-user customer experience in two broad categories: Internet Cloud ("Internet Cloud") and Mobile Cloud ("Mobile Cloud"). We combine our Internet and Mobile Cloud products and services with our Real User Experience Testing to offer our customers a unique value proposition.

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

        Application Perspective is a cost-effective, cloud-based Web application monitoring service that measures the response time and availability of Web transactions via a simulated Web browser from multiple geographic locations. It provides root cause monitoring and diagnostics for Web applications and sophisticated trending, alarms and reporting to enable the rapid assessment, diagnosis and repair of performance issues when they occur. Key features include high-frequency operational monitoring and advanced scripting capabilities for monitoring Web services and Application Program Interfaces ("APIs").

        Cloud Application Perspective provides portable, on demand, software-based performance monitoring for cloud application services. Cloud Application Perspective can be deployed on a server or PC supporting Windows anywhere in a private cloud to monitor internal applications, first mile performance, or partner applications in a digital value chain.

        Private Agents provide a turn-key, managed appliance that can be placed anywhere inside our customers' network or Web cloud application environment. Private Agents provide visibility into the performance of mission critical extranet and intranet applications. Key features include end-to-end view, ability to isolate performance issues, scalability, full integration with our dashboard ("MyKeynote") and self-service configuration.

        Streaming Perspective measures, compares and assures the performance of audio and video streams, diagnosing performance problems before they impact the end-user. Key features include support for the latest media players (Flash, Quicktime, Real Media, Silverlight and Windows Media), a Web-based dashboard for all data, multi-purpose stream monitoring, cloud-based delivery and pricing, and Keynote StreamQ technology.

        Performance Scoreboard is a customizable dashboard for monitoring Web performance. It helps customers define and manage service level objectives ("SLOs") in complex, multi-location or multi-property businesses. Taking advantage of Keynote's cloud monitoring infrastructure, Performance Scoreboard enables customers to trend the performance of critical transactions relative to industry benchmarks and key competitors. Performance Scoreboard enables customers to track SLOs, quickly identify application and network latency issues, and analyze trends and infrastructure details using cloud-based diagnostic tools.

        Enterprise Adapters integrate Keynote's performance measurement data into leading enterprise systems management platforms, such as CA NSM, HP Operations Manager, IBM Tivoli Software, Microsoft SCOM, BMC ProactiveNet Performance Management Software, OPNET APM Software, and Quest Foglight. Enterprise Adapters also integrate with Nagios, the leading open source monitoring platform. Enterprise Adapters transform Keynote performance data and alerts into various formats, including Extensible Markup Language ("XML"), log file, and Simple Network Management Protocol ("SNMP").

        Keynote Internet Testing Environment ("KITE") is a free desktop tool for real-time testing, diagnosing and troubleshooting of Web performance issues. KITE can test a single Web page or a multi-page transaction instantly with point-and-click ease and enables easy collaboration between Web developers, quality assurance and operations teams. KITE also provides customers the ability to try our Internet Cloud services before purchasing.

        LoadPro is a turnkey, managed Web load testing service utilizing our load testing expertise and proprietary technology. Keynote consultants accurately and dynamically test customers' Web-based applications by driving traffic from multiple points across the globe, thereby quantifying the opportunity cost of performance problems and avoiding over- or under-provisioning of their Web site hardware and software systems. LoadPro utilizes Keynote's global monitoring network and can scale up to one million concurrent users from multiple Internet backbones and countries. Key benefits for our customers include a dedicated cloud-based load testing platform managed by Keynote, no capital expenditures or maintenance costs, and proprietary user behavior profiling and abandonment models that accurately stress test Web sites and applications.

        Test Perspective is a cost-effective, cloud-based, self-service load testing service. Customers can take advantage of our global monitoring network of load-generating computers to easily test their Web applications at varying traffic levels. Key benefits include a simplified process, accelerated set up, a unified dashboard and a team friendly user interface.

        Red Alert is a self-service, easy-to-use, real-time monitoring service that tests devices connected to the Internet primarily for availability. It can measure availability of any Internet server or other Transmission Control Protocol enabled Internet device, including Web servers, secure Web servers, domain name servers, mail servers, File Transfer Protocol servers and network gateways. Red Alert provides around-the-clock alerts when adverse conditions exceed specified thresholds.

        We complement and support our Internet Cloud products and services with a suite of consulting services. Our consulting services provide our customers with a deeper and qualitative perspective on their Web site performance data and benchmarks against other relevant Web sites and user experiences. Our consulting services include:

  •
  Performance Insights deliver a blend of Keynote's Web site monitoring software and custom consulting, tailored to our customers' specific needs. Using Keynote's measurement technology, we measure our customers' business critical applications to provide in-depth analysis of their Web site. Based on this data, our consultants prepare a monthly management report with key performance indicators, as well as monitoring trends and in-depth diagnosis of issues and events.

  •
  Web Site Performance Assessment monitors Web site performance from the end-user's perspective to measure in real time an e-business at the application, transaction, and infrastructure level. Keynote's consultants take this data, analyze it and deliver detailed input on strategies our customers can deploy immediately to improve Web performance.

  •
  Automated Reporting eliminates manual effort required to customize, format and display performance data from our products and services. Automated Reporting e-mails reports, including performance metrics, SLO compliance, competitive intelligence, and industry benchmarking, at requested intervals.

  •
  Custom Competitive Research provides Web site monitoring services with a picture of how a Web site compares to peers and provides actionable recommendations for differentiation from the peer group.

Mobile Cloud Products and Services

        Keynote provides independent monitoring, testing and quality assurance of mobile content, applications, and services on real devices across multiple mobile operator networks worldwide. Our Mobile Cloud products and services also utilize our global monitoring network to enable carriers, device manufacturers, content portals and developers to test, measure and improve the subscriber experience. Our Mobile Cloud products and services address both mobile operators and enterprises and include the following:

        System Integrated Test Environment ("SITE") System is a comprehensive system of test probes and software to test and measure the quality and reliability of mobile networks, mobile applications and content delivery for mobile operators. The SITE system supports network operators and manufacturers as they implement new technologies and protocols, such as GSM, GPRS, EDGE, UMTS, HSDPA and LTE, with no loss of quality. It has a complete interface for protocol layer testing, prepares detailed measurement activity logs for mobile quality tests, and uses SIM multiplexing to ensure the maximum selection for testing across mobile operators around the world. Key features include user behavior modeling, comprehensive core network testing, multiple protocol testing, detailed measurement activity, modular structure and powerful scripting language.

        GlobalRoamer is a cloud-based service offering designed to certify and validate roaming agreements across multiple mobile operators in major geographical regions across the world. By emulating the behavior of real roamers using mobile devices located in networks all over the world, GlobalRoamer allows mobile network operators to verify that all services are available to their roaming customers. With our SIM multiplexing technology, customer SIMs are "virtually" transmitted to remote test stations around the world where real voice, SMS, and data calls are performed. This enables our customers to rapidly test the availability and performance of their roaming services without a single SIM card ever having to be physically shipped to remote test locations. This service offering is based upon a SITE network managed by us and can test over 590 mobile networks in over 170 countries. Key features include improved roaming revenue and service performance, reduced MTTR costs, ad-hoc testing, proactive monitoring, virtual testing, multiple service (SMS, MMS, etc.) certification, global coverage and flexible reporting.

        Mobile Device Perspective ("MDP") utilizes our global monitoring network to measure the response time, to measure the availability, and to interactively test the behavior of mobile data services and applications from actual mobile phones located in multiple geographies and connected to different mobile operators' networks. MDP enables wireless operators, mobilized enterprises and mobile content providers to improve the quality of their mobile content, applications, and services, including Web browsing, text messaging, picture messaging, streaming video, and instant messaging, as well as proprietary applications built for smart phone platforms including iOS, Android, Windows Phone 7 and BlackBerry. MDP provides high fidelity measurements that represent the end-user experience while interacting with mobile content, applications and services. Key features include multi-step transaction capabilities, performance dashboard and graphics, collaboration tools, smart alerts, point and click scripting and advanced device control.

        Mobile Web Perspective ("MWP") is our cloud-based solution for monitoring and troubleshooting quality and performance issues for mobile Web sites. MWP uses our mobile measurement technology, global monitoring network and extensive device library to provide an accurate and real-time view into the mobile user experience. MWP measures the mobile user experience by using a simulated mobile browser to capture network level details to help customers understand how Web site content is downloaded and rendered on mobile devices. Along with monitoring the performance of mobile content, MWP also benchmarks mobile quality in multiple geographic locations and against competitors. Key features include access to our library of 2,000 emulated mobile devices and 12,000 device profiles, self-service scripting, multiple network options, 50 global measurement locations, performance dashboard, device graphs and reporting.

        Mobile Internet Testing Environment ("MITE") is an easy-to-use desktop tool for analyzing Web site design using a simulated mobile device. MITE's cloud-based service utilizes our library of over 2,000 emulated mobile devices and 12,000 device profiles to provide an overall verification grade, script success score, download duration, error codes and score, number of resources, actions and content errors, and total bytes sent and received. MITE is offered for free and with more advanced testing capabilities for a fee as MITE Pro. MITE also provides customers the ability to try our Mobile Cloud services before purchasing.

        As a result of our acquisition of DeviceAnywhere, we added the following products and services to our Mobile Cloud product portfolio.

        Test Center Enterprise Interactive ("TCE Interactive") is a cloud-based lab for testing our customers' internal or external-facing mobile applications and Web sites that is sold on an annual subscription basis. TCE Interactive addresses the challenge of device and platform diversity and optimizes manual testing efforts to save time and expenses for our customers. Key features include easy access to current and popular smart devices, including Android, iOS, BlackBerry, Windows Phone 7 and WebOS handsets and tablets.

        Test Center Enterprise Automation ("TCE Automation") is a cloud-based solution that automates the testing of mobile applications and Web sites. Enterprise quality assurance teams can quickly create and automate test scripts to capture, verify and replay real user interactions on real mobile devices. Key features include support for current and popular smart devices, easy to use scripting interface, immediate identification and reporting of mobile application issues and defects and integration with leading testing tools.

        Test Center Enterprise Monitoring ("TCE Monitoring") is a cloud-based, enterprise-class platform that enables our customers to monitor the performance and availability of any mobile application or Web site on current and popular smart phones and tablets. TCE Monitoring evaluates the performance and responsiveness of enterprise mobile applications and Web sites from the end-user perspective, using real smart phone and tablets connected to and distributed across live mobile networks. Key features include the ability to monitor across market leading operating systems including Android, iOS, BlackBerry, Windows Phone 7 and WebOS, real time automatic alerts via SMS, e-mail or SNMP, ongoing analysis and advanced device control.

        Test Center Developer ("TC Developer") is a cloud-based device laboratory for mobile application developers to conduct interactive manual testing on a per hour rental basis. TC Developer is used by over 1,000 developers to manually test mobile applications by providing online access to current and popular smart phones and tablets on a variety of networks using multiple operating systems. Key features include cloud-based architecture and remote access, comprehensive reporting and a flexible cost model.

        We complement and support our Mobile Cloud products and services with a suite of consulting and engineering services. These services include:

  •
  Professional Services to improve operational and business performance.

  •
  Mobile Competitive Monitoring and Analysis to provide a comprehensive view of performance and end-user experience, benchmarked against the competition.

  •
  Mobile Insights to provide comprehensive data from an end-user's perspective, along with detailed analysis and recommendations based on Keynote's collective experience in the mobile market.

Real User Experience Testing

        To evaluate how users actually interact with a Web site, Keynote has a panel of over 160,000 online users from a cross-section of demographics, languages, and connections options. The panel participates in interactive Web site tests to assess the online user experience. These online tests capture customer attitude and behavior. Keynote's Real User Experience Testing services complement and leverage our Internet and Mobile Cloud products and services to provide additional insights into the end-user Internet and mobile experience. Our suite of products and services enables our customers to perform behavioral and attitudinal analysis, real-world user testing, online surveys, and competitive and market intelligence. Our Real User Experience Testing services include:

        WebEffective, our online real user experience testing tool, combines market research, usability labs and Web analytics to provide an in-depth perspective on the Internet and mobile user experience. WebEffective utilizes both the Keynote in-house panel and customer specified panels for conducting in-depth customer experience and usability studies on individual sites or across an entire industry. WebEffective can be used by customers on an assisted self-service basis or via full service engagements delivered by Keynote consultants. Customers can undertake tests by the Keynote Research Panel of over 160,000 panelists, existing customer lists, or real-time interception and polling of site visitors.

        Visitor Insights, our online feedback tool, lets customers listen to their customers and convert that conversation into business intelligence. Visitor Insights combines customer satisfaction and Web analytics to provide business intelligence on Internet and mobile end-user attitudes and behavior. Key benefits include actionable reporting, quantitative and qualitative intelligence and support for Web 2.0 and global reach.

        Custom Research Products combine our technology and expertise to deliver insights on Internet and mobile end-users' experiences. Custom Research Products include:

  •
  Mobile Web UX (User Experience) Testing assesses the likely performance of a Web site as accessed by iPhone users utilizing proven online research methodologies and Keynote's WebEffective software platform.

  •
  Competitive Intelligence Research provides detailed analysis on competitive Web sites, along with actionable recommendations that could help differentiate a Web site from its competition.

  •
  Brand and Value Proposition Research is a custom engagement that explores the customer's perception of brand in the marketplace, isolating the online experience to uncover how exposure to a Web site impacts brand image—before and after customers interact with a Web site.

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

        Our Web measurement computers access a Web site to download Web pages and execute single-page and multi-page transactions, while taking measurements of every component in the process. These computers take measurements continually throughout the day, at intervals as often as three minutes, depending on customer requirements and subscription service level.

        Our mobile measurement devices access mobile content, applications, and services and conduct typical mobile activities such as voice, messaging, e-mail and Web browsing while taking measurements of every component in the process. The mobile browsers and mobile devices take measurements continually throughout the day, at intervals as often as 15 minutes, depending on customer requirements and subscription service level.

        As of September 30, 2011, we had deployed more than 3,000 measurement computers and mobile devices in over 300 locations and 180 metropolitan areas worldwide. This total includes over 250 mobile devices operating on Android, iOS, BlackBerry, Windows Phone 7 and WebOS. As of September 30, 2011, we had deployed SITE probes in more than 180 cities in major geographical regions across the world to test the quality of customer services when accessed via various roaming arrangements between mobile operators. We continually upgrade and balance our network capacity to meet the needs of our customers.

    Operations and Data Centers

        Our operations centers, located in San Mateo, California; Plano, Texas; and Nuremberg, Germany, are designed to be scalable to support large numbers of measurement computers and to store, analyze and manage large amounts of data from these computers. Our measurement devices receive instructions from, and return collected data to, our operations centers. The data is stored in large databases that incorporate a proprietary transaction-processing system that we designed to store measurement data efficiently and to deliver measurement data quickly. We also employ proprietary, high-performance application servers that manage the collection of measurement data, the insertion of the data into our databases and the dissemination of this data to our customers in a variety of forms and delivery methods. Our GlobalRoamer infrastructure is managed from Nuremberg, Germany, the headquarters of our Keynote SIGOS subsidiary.

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

Customers

        As of September 30, 2011, we provided products and services to approximately 2,900 customers of all sizes in 90 countries, representing a broad cross-section of industries including:

• Automotive • Business-to-Business (B2B) • Digital Media/Internet • Financial Services • Government	• Healthcare • Hospitality/Travel • Retail • Technology • Telecommunications

Sales, Marketing and Customer Support

    Sales

        We sell our Internet and Mobile Cloud products and services globally through our field sales and telesales organizations. Our Internet and Mobile field sales teams concentrate on selling and servicing our largest customers and consist of direct sales representatives and sales engineers located in 17 metropolitan areas (10 across the United States, 6 in Europe and 1 in Asia Pacific). In addition to our global field sales teams, we have telesales personnel located in Plano, Texas and Bangalore, India. These telesales personnel focus primarily on selling our subscription services and providing telephone and email sales support and customer service. We also market and sell some of our services through our self-service Web site.

        In addition, we domestically distribute our services through Web-hosting and Internet service providers who manage e-business Web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers' Web sites. We also sell to content distribution providers who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We occasionally market our services through other technology companies on a "lead referred" basis. Internationally, we have direct sales representatives in Germany, the United Kingdom, France, Sweden, the Netherlands, Luxemburg, and Singapore and sell indirectly through reseller partners throughout Europe, the Middle East, Africa and Asia.

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

    Customer Support and Maintenance

        We provide customer support by email and telephone. Basic support for all our services is available during the business day. For a fee, advanced support is available for our Internet Cloud products through Keynote Diagnostic Services for customers who want analytical or diagnostic support, or who require access 24 hours per day, 7 days per week to Keynote experts to assist them with their questions. We also provide ongoing technical and post-contract support and maintenance for our SITE systems either from our German subsidiary or at a customer's designated location.

Development

        Our engineering and product management teams work closely with our customers and partners to continually improve and enhance our Internet and Mobile Cloud products and services and our global monitoring network. Our research and development effort takes advantage of a unique global combination of engineers from our Silicon Valley headquarters, engineers from our German subsidiary and engineering and support resources in India. We conduct frequent user meetings and maintain a customer advisory board to provide customers an opportunity to submit ideas and provide feedback on our product roadmap so that we can deliver the innovation and features most desired by our customers. While we internally develop our products and services, we license certain statistical, graphical and database technologies from third parties that are incorporated into our products and services. Development expenditures were $13.2 million, $12.0 million and $12.2 million in fiscal years 2011, 2010 and 2009, respectively. Our expenditures for research and development costs were expensed as incurred.

Competition

        The market for our products and services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet and mobile software and services with features similar to our products and services such as Compuware (which acquired Gomez), Hewlett-Packard (which acquired Mercury Interactive), Neustar (which acquired Webmetrics) and SmartBear (which acquired AlertSite), and a variety of other Internet and mobile companies that offer a combination of testing, market research and data collection services. Additionally, there are many large and small firms that offer computer network and Internet-related consulting services. Customers could choose to use these companies' products and services or these companies could enhance their products and services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

        We also could face competition from other companies, which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Quest Software, Attachmate, Precise Software, and IBM's Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors' products and services. We face competition for our mobile services from companies such as Ascom (which acquired Argogroup), JDS Uniphase (which acquired Casabyte), ADECEF and Datamat.

        In the future, we intend to expand our product and service offerings and continue to measure and manage the performance of emerging technologies and could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

Intellectual Property

        We are a technology company whose success depends on developing, updating, acquiring and protecting our intellectual property assets.

        Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications and the proprietary software we developed or acquired to provide our products and services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our products and services. The trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote Traffic Perspective®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynote® The Mobile & Internet Performance Authority™, Keynote FlexUse®, DeviceAnywhere®, DemoAnywhere®, DeviceAnywhere Proof Center®, DeviceAnywhere Test Center® and MonitorAnywhere®. All other trademarks are the property of their respective owners.

        We currently have five issued U.S. patents and three U.S. patent applications related to our Internet services. We also have one issued German patent and fifteen German patent applications related to our mobile services. Our patents acquired in the acquisition of DeviceAnywhere include 2 U.S. patents and 5 state patents. It is possible that no patents will be issued from our current pending patent applications and that our issued patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged.

        Our proprietary software is an integral part of our Internet and Mobile Cloud products and services and consists of the software we developed or acquired to collect, store, and deliver our measurement data to customers. We also have developed software that we use to provision customers' orders and to bill our customers. The intellectual property we use in our business is important to us. Despite our efforts, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business.

Foreign and Domestic Operations and Geographic Data

        The United States represents our largest geographic marketplace. Approximately 49%, 55%, and 55% of our net revenue came from customers in the United States during fiscal years 2011, 2010, and 2009, respectively. Internationally, we have subsidiaries in Germany, the Netherlands, France, Canada and Singapore. Our international operations primarily are transacted in the Euro and, to a lesser extent, the British pound. Our geographic financial information is contained in Note 10 to our consolidated financial statements included in Item 8 of this report on Form 10-K.

Employees

        As of September 30, 2011, we had a total of 352 employees, of which 207 were based in the United States, 129 were based in Germany and 16 were based in other international locations. None of our employees is represented by a collective bargaining agreement nor have we experienced any work stoppage. In our German subsidiary, our employees are represented by a workers' council which consists of employees who are elected onto the council by their colleagues. We believe that our relationships with our domestic and international employees are good.

About Us

        We were incorporated in 1995. Our headquarters is located at 777 Mariners Island Blvd., San Mateo, CA and our telephone number at that location is (650) 403-2400. Our company Web site is www.keynote.com although information on that Web site shall not be deemed incorporated in this report. Through a link on the Investor Relations section of our Web site, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K, and all amendments to those reports filed with the Securities and Exchange Commission ("SEC").

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
  Fluctuations in foreign exchange rates;

  •
  The rate of new and renewed subscriptions for our services, particularly large customers;

  •
  The amount and timing of any reductions or increases by our customers in their usage of our products and services;

  •
  Our ability to increase the number of Web sites we measure and the scope of products and services we offer our existing customers in a particular quarter;

  •
  The timing, customer acceptance and service period of orders received during a quarter, especially from new customers;

  •
  Our ability to successfully develop and introduce new products and services;

  •
  Our ability to generate revenues from our DeviceAnywhere acquisition;

  •
  The level of sales of our Mobile Cloud and our recently-acquired DeviceAnywhere products and services and the timing of customer acceptance during the period;

  •
  The timing and amount of engagement services revenue, which is difficult to predict because of its dependence on the number of engagements in any given period, the size of these engagements, and our ability to continue our existing engagements and secure new engagements from customers;

  •
  Disruptions to our global monitoring network infrastructure;

  •
  The timing and amount of operating costs, including unforeseen or unplanned operating expenses, sales and marketing investments, changes in headcount and capital expenditures;

  •
  Seasonal factors, such as with respect to sales of our LoadPro services which are typically higher in our first fiscal quarter due to customers preparing their Web sites for the holiday buying season;

  •
  Future accounting pronouncements and changes in accounting policies;

  •
  The timing and amount, if any, of impairment charges related to potential write down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

  •
  The cost associated with and the integration of acquisitions, including the DeviceAnywhere acquisition that closed immediately after our year end, or divestures.

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

        Our business, financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, European economic contagion, political instability, tax laws (including United States taxes on foreign subsidiaries and the negative tax implications related to moving cash from international locations to the United States), and changes in the value of the United States dollar versus foreign currencies. In addition, net revenue from and margins on sales of our products and services in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations, particularly the Euro as a significant portion of our revenue is denominated in Euros.

        Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales in Europe, as well as non-United States dollar denominated cash balances and operating expenses incurred throughout the world. As was the case in recent years, volatility of foreign currencies relative to the United States dollar may adversely affect the United States dollar value of our foreign currency-denominated cash, sales and earnings.

        International sales in dollars were approximately 51%, 45% and 45% of our net revenue for the years ended September 30, 2011, 2010 and 2009, respectively. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

  •
  Currency exchange rate fluctuations, primarily the Euro;

  •
  Seasonal fluctuations in purchasing patterns;

  •
  Unexpected changes in regulatory requirements;

  •
  Maintaining and servicing measurement computers in distant locations;

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

        To maintain and grow our revenue, we must maintain or increase the overall size of our customer base, either through maintaining high customer renewal rates, obtaining new customers for our products and services, and/or selling additional products and services to existing customers. Our customers have no obligation to renew our products and services after the contract term and, therefore, they could cease using our products and services at any time. In addition, customers that renew may contract for fewer product and services or at lower prices. Further, our customers may reduce their usage levels of our products and services during the term of their subscription. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. The size of our customer base and prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

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

        Revenue from our Mobile Cloud products and services was $49.7 million for the year ended September 30, 2011. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; customer acceptance of installed systems; customer acceptance of our new DeviceAnywhere products and services; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile Cloud products and services.

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

        Our operations depend upon our ability to maintain and protect our data centers, which store and distribute all data collected from our global monitoring network. We currently serve our customers from facilities located in San Mateo, California; Plano, Texas; and Nuremburg, Germany. Our primary operations center is located at our corporate headquarters in San Mateo, California. Our primary operations center is susceptible to earthquakes, other natural disasters and possible power outages and our facilities in Texas and Germany are generally susceptible to natural disasters. Natural disasters affecting large geographic areas or that cause severe damage could also negatively impact demand for our products and services from customers. We have occasionally experienced outages in the past and, if we experience outages at our operations centers in the future, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our products and services to our customers on a timely basis.

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

        We have completed several acquisitions in the past and recently closed the acquisition of DeviceAnywhere. As a part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, or may otherwise offer growth opportunities. The recent and future acquisitions could create risks for us, including:

  •
  Difficulties in assimilating acquired personnel, operations and technologies;

  •
  Unanticipated costs associated with the acquisition or incurring of additional unknown liabilities;

  •
  Diversion of management's attention from other business concerns;

  •
  Difficulties in marketing additional services to the acquired companies' customer base or to our customer base;

  •
  Adverse effects on existing business relationships with resellers of products and services, customers and other business partners;

  •
  The need to integrate or enhance the systems of an acquired business;

  •
  Impairment charges related to potential write down of acquired assets in acquisitions;

  •
  Entry in new businesses in which we have little direct experience;

  •
  Difficulties in managing a larger organization with geographically dispersed operations;

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

        Our ten largest customers accounted for approximately 30%, 31% and 34% of our net revenue for the years ended September 30, 2011, 2010 and 2009, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce the usage of our products and services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

    We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

        While we were profitable in the fiscal years 2011, 2010 and 2009, we incurred net losses in fiscal 2008 and in other prior fiscal years. As of September 30, 2011, we had an accumulated deficit of $87.1 million. If we are not able to maintain our current revenue levels or increase our revenue, it may be difficult to sustain profitability. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of September 30, 2011, we had $1.7 million of net identifiable intangible assets and $62.5 million of goodwill. Our recent acquisition of DeviceAnywhere will increase the recorded amount of identifiable intangible assets and goodwill. We may in the future incur impairment charges in connection with a write down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. As a result of these and other conditions, we may not be able to sustain profitability in the future.

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

        Our operations and performance depend significantly on worldwide economic conditions, especially the United States and Europe. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to reduce spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in consumer demand also could have a variety of negative effects on our customers' demand for our products and services. Other factors that could influence demand include labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, real estate values across the United States have been adversely affected by the global economic downturn and tighter credit conditions, and we cannot assure you that the value of our building will not be affected by these conditions.

    We must retain qualified personnel in a competitive marketplace, or we may not be able to grow our business.

        We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Despite the current unemployment rate, there is substantial competition for highly skilled employees, especially in the San Francisco area. If we fail to attract and retain key employees, our business could be harmed.

    If the market does not accept our engagement services, our results of operations could be harmed.

        Engagement services revenue represented approximately 10%, 11% and 12% of net revenue for the years ended September 30, 2011, 2010 and 2009, respectively. We will need to successfully market these services in order to maintain or increase engagement services revenue. The market for these services is very competitive. Each engagement typically spans a one month to twelve month period and, therefore, it is more difficult for us to predict the amount of engagement services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our engagement services revenue.

    We face competition that could make it difficult for us to acquire and retain customers.

        The market for our products and services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet and mobile software and services with features similar to our products and services such as Compuware, Hewlett-Packard, Neustar, SmartBear and a variety of other Internet and mobile companies that offer a combination of testing, quality assurance, market research and data collection services. Customers could choose to use these companies' products and services or these companies could enhance their products and services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

        In addition, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, Compuware acquired Gomez and dynaTrace software, CA Technologies acquired WatchMouse, Hewlett-Packard acquired Mercury Interactive, SmartBear acquired AlertSite and Neustar acquired Webmetrics. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that the loss of a major customer could harm our revenue.

        We could also face competition from other companies, which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Quest Software, Attachmate, Precise Software, and IBM's Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors' services. We face competition for our mobile products and services from companies such as Ascom (which acquired Argogroup), JDS Uniphase (which acquired Casabyte), ADECEF and Datamat.

        In the future, we intend to expand our product and service offerings and continue to measure, test and manage the performance of emerging technologies which could face competition from other companies. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development.

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

        The ongoing evolution of Internet and mobile networks has led to the development of new technologies and communications protocols, such as Internet telephony, wireless devices, Wi-Fi networks, HSDPA and LTE, as well as increased use of various applications, such as VoIP, mobile applications and video. These developing technologies require us to continually improve the functionality, features and reliability of our products and services, particularly in response to offerings by our competitors. If we do not succeed in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers.

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

        The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market events and conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we only have approximately 17.3 million shares outstanding at September 30, 2011, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

    If we do not complement our direct sales force with relationships with other companies to help market our products and services, we may not be able to grow our business.

        To increase sales worldwide, we must complement our direct sales force with relationships with other companies to help market and sell our products and services to their customers. We currently have relationships with several Open Application Performance Monitoring ("Open APM") partners and SITE system resellers. Additionally, DeviceAnywhere has reseller partner relationships with third parties to resell its products. If we are unable to maintain our existing marketing, reseller and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to direct sales and marketing efforts. We would also lose anticipated revenue from customer referrals and other co-marketing benefits.

        In the past, we have had to terminate relationships with some of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we may have to commit resources to supplement our direct sales effort or to find additional resellers, especially in foreign countries.

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

        There is significant litigation in the United States involving patents and other intellectual property rights. We could become subject to intellectual property infringement claims as our products and services overlap with competitive offerings. In addition, we are, or could be, subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management's attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award, to develop non- infringing technology, obtain a license to use the infringed intellectual property, or cease selling the products and services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.

    Our measurement computers and mobile devices are located at sites that we do not own or operate, and it could be difficult for us to maintain or repair them if they do not function properly.

        Our measurement computers and mobile devices that we use to provide many of our products and services are located at facilities that are not owned by our customers or us. Instead, these devices are installed at locations near various worldwide Internet and mobile access points. We do not own or operate the facilities, and we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to maintain relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or being acquired. In addition, if our measurement computers and mobile devices cease to function properly, we may not be able to repair or service them on a timely basis, as we may not have immediate access to our measurement computers and measurement devices. Should performance problems arise and we are unable to quickly maintain and repair our computers and devices, our ability to collect data in a timely manner could be impaired.

    The success of our business depends on the continued use of Internet and mobile networks by businesses and consumers for e-business and communications and, if usage of these networks declines, our operating results and working capital would be harmed.

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

  •
  Inconsistent quality of service, including outages of popular Web sites, the Internet and mobile networks;

  •
  Delay in the development or adoption of new standards;

  •
  Inability to integrate business applications with the Internet and mobile devices; and

  •
  The need to operate with multiple and frequently incompatible products.

    Improvements to the infrastructure of Internet and mobile networks could reduce or eliminate demand for our Internet and Mobile Cloud products and services.

        The demand for our products and services could be reduced or eliminated if future improvements to the infrastructure of Internet or mobile networks lead companies to conclude that the measurement and evaluation of their performance is no longer important to their business. We believe that the vendors and operators that supply and manage the underlying infrastructure still look to improve the speed, availability, reliability and consistency of Internet and mobile networks. If these vendors and operators succeed in significantly improving the performance of these networks, which would result in corresponding improvements in the performance of companies' Web sites, mobile networks and services, demand for our products and services would likely decline, which would harm our operating results.

    If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.

        We had $62.5 million of goodwill recorded on our consolidated balance sheet as of September 30, 2011 and will record additional goodwill in the quarter ending December 31, 2011 as a result of the acquisition of DeviceAnywhere. Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in a business combination. We evaluate goodwill for impairment at September 30th of each year and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to evaluate whether our goodwill has been impaired. If we determine that our goodwill has been impaired and we were required to write down all or a significant portion of our goodwill, our operating results and net worth could be materially adversely affected.

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

        Since our initial public offering, amended and restated certificate of incorporation and bylaws have contained provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include:

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

        As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the recently-enacted Dodd-Frank Consumer Protection Act and rules subsequently implemented by the Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market, have imposed and will impose a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, including stockholder advisory votes and XBRL reporting. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

        Moreover, generally accepted accounting principles ("GAAP") are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board ("FASB") and the SEC. New accounting guidance or taxation rules and varying interpretations of accounting guidance or taxation practices have occurred and may occur in the future. Any future changes in accounting guidance or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. For example, the FASB has recently issued new accounting guidance related to revenue recognition and the SEC is considering adoption of international financial reporting standards. The change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, the way we conduct our business or subject us to regulatory inquiries or litigation.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of September 30, 2011, our headquarters was located in an 188,000 square foot building in San Mateo, California, which we own. We currently occupy approximately 42,000 square feet of this facility, which is our principal sales, marketing, product development, operations and administrative location and contains our primary data center. In 2012, we intend to move the DeviceAnywhere employees to our headquarters building. In addition, we lease 28,600 square feet in Nuremberg, Germany for our Mobile sales, operations and administration; 8,200 square feet in Plano, Texas for our inside sales, support and operations; and 5,700 square feet in Seattle, Washington for our mobile operations. We also lease sales offices, in Austin, Texas; Alexandria, Virginia; New York, New York; Boston, Massachusetts; Paris, France; Toronto, Canada; Reading, United Kingdom; Stockholm, Sweden; and Hamburg, Germany.

        From time to time, we consider alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire or dispose of space to accommodate any future business needs.

Item 3.    Legal Proceedings

        In August 2001, we and certain of our current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for our initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleged claims against us, certain of our officers, and underwriters of our September 24, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The lawsuit alleged that the defendants participated in a scheme to inflate the price of our stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the Court.

        We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of our present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court's determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs' petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit. All but two of the objectors withdrew their appeals, and Plaintiff moved to dismiss the remaining appeals, one for violation of the Second Circuit's rules and one for lack of standing. On May 17, 2011, the Second Circuit granted the motion to dismiss one objector's appeal for violations of the Court's rules and remanded the other appeal to the District Court to determine whether objector Hayes was a class member. On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member. On September 30, 2011, objector Hayes filed a notice of appeal from the District Court's decision. Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal. We believe that we have meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against us, we would continue to defend against this action vigorously.

        In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named us as a nominal defendant, contained no claims against us, and sought no relief from us. This lawsuit was one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we were not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court's order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court's order that dismissed 30 of the cases without prejudice. On June 22, 2009 the Ninth Circuit issued an order granting the parties' joint motion to consolidate the 54 appeals and 30 cross appeals. The Ninth Circuit heard oral argument on October 5, 2010, and the Court issued its written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court's decision that the demand letters that plaintiff submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including us) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court's decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing of the original three judge panel of the Court and a rehearing by the entire Court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court's mandate pending those parties' respective petitions for review by the United States Supreme Court. On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the United States Supreme Court. On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied plaintiff's petition. Oral argument was heard in the Supreme Court on November 29, 2011. No amount has been accrued as of September 30, 2011 since management believes that our liability, if any, is not probable and cannot be reasonably estimated.

        We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.    (Removed and Reserved)

Item 4A.    Executive Officers

        The following table presents information regarding our executive officers and other key employees as of December 1, 2011:

Name	Age	Position
Umang Gupta	62	Chairman of the Board and Chief Executive Officer
Curtis Smith	46	Chief Financial Officer
Anshu Agarwal	42	Vice President of Marketing
Donald Aoki	54	Senior Vice President of Keynote Professional Services
Vik Chaudhary	46	Vice President of Product Management and Corporate Development
Adil Kaya	44	Managing Director of Keynote SIGOS
Krishna Khadloya	52	Vice President of Engineering
Jeffrey Kraatz	57	Senior Vice President of Worldwide Sales and Services
Martin Löhlein	45	Managing Director of Keynote SIGOS
David Peterson	50	Chief Accounting Officer
Shawn White	33	Vice President of Operations

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

        Curtis Smith has served as our Chief Financial Officer since July 2010. From February 2006 until joining Keynote, Mr. Smith held various positions at GCA Savvian Advisors, most recently as a Partner and Managing Director. From 2003 to October 2005, Mr. Smith served as Principal with Broadpoint Gleacher Securities Group, Inc. Prior to that, he worked for Credit Suisse First Boston's technology group where he served as Vice President. Mr. Smith holds a Bachelors of Administration degree from Brigham Young University and an M.B.A. from University of Southern California.

        Anshu Agarwal has served as our Vice President of Marketing since May 2008. Mr. Agarwal served as our Executive Director of Marketing from February 2007 to April 2008 and Senior Director of Marketing from April 2006 to January 2007. From January 2002 until joining Keynote, Mr. Agarwal was at Allianz/Fireman's fund, where he last held the position of Senior Director of Marketing. Prior to that, Mr. Agarwal served in various positions at a number of technology companies, including Shutterfly.com, Sparks.com, Foundry Networks, and Hewlett Packard Company. He holds a Bachelors of Administration degree from Rutgers University and an M.B.A. from NYU Stern School of Business.

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

        Adil Kaya has served as Managing Director of Keynote SIGOS since April 2008. Prior to that, Mr. Kaya served as Director of Sales and Professional Services at Keynote SIGOS. From 1990 until its acquisition by Keynote in April 2006, he served as Director of Sales and Professional Services at SIGOS GmbH. Mr. Kaya holds a Master's degree in Electrical Engineering from the University of Applied Sciences in Cologne, Germany.

        Krishna Khadloya has served as our Vice President of Engineering since April 2006. Mr. Khadloya joined Keynote in September 1999 and has served as our Director and Senior Director of Engineering. Prior to that, he served as Director of Research and Development at Mentor Graphics Corporation, an electronic design automation software company. Mr. Khadloya holds a Masters of Science degree in Computer Science from State University of New York Albany and a Bachelors of Science degree in Electrical and Electronics Engineering from Birla Institute of Technology and Science at Pilani, India. He has attended the Executive Program at Stanford University's Graduate School of Business.

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

        David Peterson has served as our Chief Accounting Officer since July 2010. Mr. Peterson joined Keynote in July 2009 as Corporate Controller. He held various Vice President and Senior Vice President positions at BenefitStreet, Inc., a financial services company, from June 2007 to January 2009, and was Corporate Controller at QuickLogic Corporation, a public fabless semiconductor company, from April 2003 to June 2007. Prior to that, he held various positions at Spectrian Corporation, Philips Semiconductors, Fujitsu Microelectronics, PriceWaterhouse, and Ernst & Whinney. Mr. Peterson received a Bachelors of Science degree in Accounting from Oklahoma State University and is a Certified Public Accountant.

        Shawn White has served as our Vice President of Operations since February 2011. As one of Keynote's founding employees, Mr. White has held various positions with us since October 1995, including Senior Director of External Operations, Manager of Product Implementation, Senior Customer Service Engineer and Sales Engineer. Prior to joining Keynote, he owned an IT consulting business that focused on Web development and IT automation. Mr. White attended Bethany University and California State University, San Francisco.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock has traded on the Nasdaq Global Market under the symbol "KEYN" since our initial public offering on September 24, 1999. The following table presents the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year ended September 30, 2011:
Fourth Quarter	$25.95	$19.42
Third Quarter	23.75	18.00
Second Quarter	19.84	14.01
First Quarter	15.34	11.08
Fiscal Year ended September 30, 2010:
Fourth Quarter	$11.92	$8.89
Third Quarter	12.18	8.96
Second Quarter	11.93	9.47
First Quarter	11.88	9.18

        On December 7, 2011, we had 17,295,680 shares of our common stock outstanding held by 48 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

        The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of technology securities have been volatile. Accordingly, the price of our common stock could be volatile due to a variety of factors, including those described under "Risk Factors" in Item 1A.

Dividend Policy

        Prior to November 2009, we had not declared or paid any cash dividends on our common stock or other securities. In November 2009, we announced our first quarterly dividend. In that quarter and each subsequent quarter, we declared and paid the following dividend (in thousands except for per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2011
December 1, 2010	December 15, 2010	$0.06	$898
March 1, 2011	March 15, 2011	$0.06	$970
June 1, 2011	June 15, 2011	$0.06	$991
September 1, 2011	September 15, 2011	$0.06	$1,036
Fiscal 2010
December 1, 2009	December 15, 2009	$0.05	$727
March 1, 2010	March 15, 2010	$0.05	$731
June 1, 2010	June 15, 2010	$0.05	$743
September 1, 2010	September 15, 2010	$0.05	$746

        Our decision to pay a similar dividend in the future will be affected by our future results of operations, financial position, business, changes to applicable tax laws and regulations, and the various other factors that may affect our overall business, including those set forth in "Risk Factors." Accordingly, we cannot assure you that in the future we will continue to pay a quarterly dividend of this amount, or at all.

Equity Plans

        As of September 30, 2011, we maintained our 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan, both of which were approved by our stockholders. The following table contains information about equity awards under those plans as of September 30, 2011:

	(a)		(b)		(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Awards		Weighted Average Exercise Price of Outstanding Options		Number of Shares Remaining Available for Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity compensation plans approved by stockholders	2,522,069	(1)	$11.92	(2)	1,609,287	(3)

Total	2,522,069		$11.92		1,609,287

(1)
This number includes 1,778,576 stock options outstanding and 743,493 restricted stock units, or RSUs, issued under the 1999 Equity Incentive Plan.

(2)
These weighted average exercise prices do not reflect the shares that will be issued upon the vesting of outstanding awards under RSUs.

(3)
There were 1,201,684 shares that remained available for grant under the 1999 Equity Incentive Plan and 407,603 shares that remained available for grant under the 1999 Employee Stock Purchase Plan. All of the shares available for grant under the 1999 Equity Incentive Plan may be issued as restricted stock.

Purchases of Equity Securities

        We did not repurchase any of our common stock during fiscal years 2009, 2010 and 2011.

Stock Price Performance Graph

        The information contained in the Performance Graph shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the "Securities Act") or the Exchange Act.

        The following graph and table compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index and iShares S&P North Amer Tech-Software. The graph and table assume that $100 was invested in our common stock, the NASDAQ Composite Index and iShares S&P North Amer Tech-Software on September 30, 2006, and calculates the annual return through September 30, 2011. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Cumulative Total Return

	September 30,
	2006	2007	2008	2009	2010	2011
Keynote Systems, Inc.	$100	$130	$126	$90	$110	$201
NASDAQ Composite Index	$100	$120	$93	$94	$105	$107
iShares S&P North Amer Tech-Software	$100	$115	$102	$101	$120	$120

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2011, 2010, and 2009, and the consolidated balance sheet data as of September 30, 2011 and 2010, are derived from and are qualified in their entirety by our consolidated financial statements which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2008 and 2007, and the consolidated balance sheet data as of September 30, 2009, 2008, and 2007, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Year Ended September 30,
	2011(3)	2010	2009	2008(2)	2007(1)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue	$103,030	$79,851	$80,107	$76,908	$67,754
Net income (loss)	$50,862	$1,686	$3,257	$(2,764)	$(4,691)
Basic net income (loss) per share	$3.16	$0.11	$0.23	$(0.18)	$(0.27)
Diluted net income (loss) per share	$2.91	$0.11	$0.23	$(0.18)	$(0.27)
Shares used in computing basic and diluted net income (loss) per share:
Basic	16,096	14,708	14,323	15,522	17,533
Diluted	17,500	14,969	14,394	15,522	17,533
Cash dividends declared per common share	$0.24	$0.20	—	—	—

	September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$101,380	$66,352	$57,968	$49,331	$107,935
Total assets	$260,401	$186,522	$182,219	$175,844	$229,480
Long-term portion of capital lease obligation	—	—	—	$17	$31
Total stockholders' equity	$226,191	$151,364	$150,020	$137,511	$190,885

(1)
The results of operations for fiscal year 2007 included net tax expense of $4.1 million that included deferred income tax expense totaling approximately $5.5 million associated with the increase in the valuation allowance against our net deferred tax assets.

(2)
The results of operations for fiscal year 2008 included net tax expense of $1.0 million that included deferred income tax expense totaling approximately $3.1 million associated with the increase in the valuation allowance against our net deferred tax assets.

(3)
The results of operations for fiscal year 2011 included an income tax benefit from the release of the valuation allowance against our deferred tax assets of $37.3 million.

        For information regarding comparability of this data as it may relate to future periods, see the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q or Current Reports on Form 8-K that we file in the current fiscal year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

        Keynote is a leading global provider of Internet and mobile cloud monitoring and testing solutions. We provide cloud-based testing, monitoring, quality assurance and measurement products and services that enable our customers to know how their Web sites, content, and applications perform on virtually any combination of actual browsers, networks and mobile devices. Since our founding in 1995, we have built and optimized a global monitoring network comprised of over 3,000 measurement computers and mobile devices in over 300 locations and 180 metropolitan areas worldwide and execute more than 525 million performance measurements every day. We offer a robust portfolio of Internet and mobile products and services to optimize the end-user customer experience in two broad categories: Internet Cloud ("Internet Cloud") and Mobile Cloud ("Mobile Cloud"). We combine our Internet and Mobile Cloud products and services with our Real User Experience Testing to offer our customers a unique value proposition.

        On October 18, 2011, subsequent to our fiscal year 2011, we closed the acquisition of Mobile Complete, doing business as DeviceAnywhere, for $60 million in cash and a potential earn out of $30 million dependent on the achievement of certain bookings, revenue and earnings targets in calendar year 2011 and 2012. DeviceAnywhere offers products and services for testing and monitoring the functionality, usability, performance and availability of mobile applications and Web sites. Their complementary enterprise Mobile Cloud solutions enable us to address a wider spectrum of the mobile market by offering enterprises the leading solutions in both mobile performance monitoring and mobile testing and quality assurance. All information, including "Critical Accounting Policies and Estimates" and "Results of Operations," in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" exclude DeviceAnywhere.

        We deliver our products and services primarily through a cloud-based model on a subscriptions basis (also referred to as Software-as-a-Service, or SaaS). Subscription fees range from monthly to multi-year commitments and vary based on the type of service selected, the number of measurements, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements, the communication protocols or services measured and any additional features ordered. Our System Integrated Test Environment ("SITE") systems, which include monitoring software and hardware, usually are offered via a software license fee model that is bundled with ongoing maintenance and support. Our Test Center Developer and Enterprise products, acquired in the recent acquisition of DeviceAnywhere, are offered via hourly fee arrangements, on an annual subscription basis or a software license fee model. Our Real User Experience Testing services, which we also refer to as our professional services or engagement services, primarily are offered on an engagement, per incident or per study basis. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and the type of testing to be conducted.

        Our net revenue increased by $23.1 million, or 29%, from $79.9 million for the year ended September 30, 2010 to $103.0 million for the year ended September 30, 2011. The adoption of new accounting guidance related to revenue recognition described below had a $7.8 million positive impact on net revenue in fiscal year 2011. Excluding the positive impact of the new revenue recognition guidance, our net revenue in fiscal year 2011 increased by 19% compared to fiscal year 2010. Additionally, net revenue has increased due to an increase in Internet and mobile customer demand and a stabilization of measurement pricing. Our net income increased by $49.2 million from $1.7 million for the year ended September 30, 2010 to $50.9 million for the year ended September 30, 2011. The increase in net income is primarily attributable to an income tax benefit from the release of the valuation allowance on deferred tax assets of $37.3 million, a $17.1 million increase in Mobile net revenue and $6.1 million increase to Internet net revenue for fiscal year 2011 compared to fiscal year 2010. The increase in net income was partially offset by an increase in total costs and expenses of $10.4 million from $77.6 million for fiscal year 2010 to $88.0 million for fiscal year 2011 due primarily to increased direct costs associated with higher revenue and related increases to headcount and other personnel costs.

        Effective with fiscal year 2011, we adopted new revenue accounting guidance that had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of customer acceptance rather than ratably over the contract term. SITE orders received after September 30, 2010 are reported as System licenses for the hardware and software elements of those contracts and as Maintenance and Support for the remaining elements. SITE orders received prior to October 1, 2010 (the beginning of fiscal year 2011) continue to be recognized ratably and are reported as Ratable license revenue. We adopted this accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified after October 1, 2010. As a result of adopting the new accounting guidance, we recognized net revenue of $7.8 million and related direct costs of revenue of $0.7 million for fiscal year 2011 that would otherwise have been recognized in subsequent periods under the previous accounting guidance.

        We believe that important trends and challenges for our business include:

  •
  Continuing to drive growth in our Internet and Mobile Cloud products and services, as we believe that revenue growth is the primary factor in creating stockholder value;

  •
  Successfully integrating our recent acquisition, DeviceAnywhere, with our existing culture, products, procedures and systems and achieving revenue from sales of DeviceAnywhere products;

  •
  Growing our overall customer base and cross-selling our products within our existing customer base to support the growth of our Internet and mobile revenue;

  •
  Controlling expenses in fiscal 2012 to maintain profitability, particularly because of the economic uncertainties that continue to exist and the costs we are incurring to take advantage of growth opportunities; and

  •
  Meeting challenges faced due to the current economic environment as this affects our customers' ability to purchase our products and services.

        Refer to "Results of Operations," "Non-GAAP Financial Measures and Other Operational Data," "Liquidity and Capital Resources," and "Commitments" elsewhere in this section for a further discussion of the risks, uncertainties and trends in our business.

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

  •
  Stock-based compensation

  •
  Income taxes, deferred income taxes and deferred income tax liabilities

Revenue Recognition

        Revenue from Internet and Mobile products and services is summarized in the following table for the years ended (in thousands):

	September 30,
	2011	2010
Internet:
Web measurement subscriptions	$30,494	$26,452
Other subscriptions	12,394	12,036
Engagements	10,439	8,788

Internet net revenue	53,327	47,276

Mobile:
Subscriptions	14,758	10,372
Ratable licenses	14,278	22,203
System licenses	10,224	—
Maintenance and support	10,443	—

Mobile net revenue	49,703	32,575

Net revenue	$103,030	$79,851

        Subscriptions revenue consists primarily of revenue from the sale of products and services sold through a cloud-based model on a subscription basis. Subscription arrangements with customers do not provide the customer with the right to take possession of the software at any time. Subscription revenue is reflected in the above table as Web measurement subscriptions (which includes Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), other subscriptions (which includes all other Internet subscription products and services) and Mobile subscriptions (which includes GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective and Mobile Internet Testing Environment ("MITE") products and services).

        We also sell monitoring systems to mobile network operators under licensing arrangements. Monitoring system arrangements with mobile customers for the sale of our automated test equipment typically includes software licenses, hardware, consulting services to configure the systems (installation services), post contract support (maintenance) services, training services and other consulting services associated with our System Integrated Test Environment ("SITE") system. Monitoring systems revenue is reflected in the above table as ratable licenses (which includes SITE systems arrangements entered into prior to October 1, 2010), systems licenses (which includes the hardware and software elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010) and maintenance and support (which includes all other elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010, stand-alone consulting services agreements entered into subsequent to September 30, 2010 and all maintenance agreement renewals).

        We supplement our cloud-based subscriptions and monitoring systems with engagement services.

        Revenue is recognized in accordance with appropriate accounting guidance when all of the following criteria have been met:

  •
  Persuasive evidence of an arrangement exists.  We consider a customer signed quote, contract, or purchase order to be evidence of an arrangement.

  •
  Delivery of the product or service.  Subscription based services are considered delivered when the customer has been provided with access to the subscription services. Subscription services are generally delivered on a consistent basis over the period of the subscription with the customer having flexibility to define and change the measurement with respect to the type, frequency, location and complexity of the measurement. Engagement services are considered delivered when the services are performed or the contractual milestones are completed. Monitoring systems, excluding maintenance, are considered delivered when all elements of the arrangement have either been delivered or accepted, if customer acceptance language exists.

  •
  Fee is fixed or determinable.  We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

  •
  Collection is deemed reasonably assured.  Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

        We do not generally grant refunds. All discounts granted reduce revenue. Free trials are typically stand-alone transactions occasionally provided to prospective customers, for which no revenue is recognized.

        Subscription-based services can either be billed in advance or in arrears. For customers that are billed in advance of providing measurements, revenue is deferred upon invoicing and is recognized over the service period, generally ranging from one to twelve months, commencing on the day service is first provided. For customers that are billed in arrears, revenue is recognized based upon actual usage of the subscription services and typically invoiced on a monthly basis. Regardless of when billing occurs, we recognize revenue as services are provided and defer any revenue that is unearned.

        Revenue associated with monitoring system hardware, software essential to the functionality of the monitoring system ("essential software"), installation services and training is deferred until the later of delivery of the complete monitoring system or customer acceptance of the monitoring system, under the contractual terms. Revenue associated with the monitoring system product maintenance and support is recognized ratably over the maintenance term, usually one year. Non-essential software purchased by customers in bundled arrangements is deemed to be a software element that does not qualify for treatment as separate units of accounting as we do not have sufficient vendor specific objective evidence ("VSOE") of fair value for the undelivered elements of the arrangement, typically maintenance. Accordingly, non-essential software revenue is recognized ratably over the product maintenance term.

        Engagements revenue consists of fees generated from our professional consulting services and includes services such as Performance Insights and Customer Research Products. Revenue from these services is recognized as the services are performed based on input measures, typically over a period of one to three months. For engagement service projects that contain project milestones, as defined in the arrangement, we recognize revenue once the milestones have been delivered.

    Revenue Recognition for Arrangements with Multiple Deliverables

        We enter into multiple element arrangements that generally consist of 1) monitoring systems combined with maintenance, installation and other consulting services, 2) subscription services combined with engagement services, which include LoadPro and WebEffective, and 3) multiple engagement services.

  For Arrangements Entered into Prior to October 1, 2010:

        Prior to the adoption of the amended accounting guidance for revenue arrangements with multiple deliverables, we were not able to establish VSOE for all of the undelivered elements associated with SITE systems, primarily maintenance. Therefore, we recognized the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Ratable recognition of revenue began when evidence of customer acceptance of the software and hardware has occurred as intended under the respective arrangement's contractual terms.

        Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, related software and maintenance, and engineering and consulting services associated with SITE systems. The hardware component of a monitoring system is deemed to include an essential software related element. Customers do not purchase the hardware without also purchasing the software. None of the SITE services are considered to be essential to the functionality of the licensed hardware or software products. This assessment is due to the implementation/integration services being performed during a relatively short period compared to the length of the arrangement. Additionally, the implementation/integration services are general in nature and we have a history of successfully gaining customer acceptance. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue.

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

  For Arrangements Entered into Subsequent to September 30, 2010:

        In October 2009, amended accounting guidance was issued for multiple-element revenue arrangements that:

  •
  Provided updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

  •
  Requires an entity to allocate revenue in an arrangement using best estimated selling prices ("BESP") of each deliverable if a vendor does not have VSOE or third-party evidence ("TPE") of selling price; and

  •
  Eliminated the use of the residual method and requires a vendor to allocate revenue using the relative selling price method.

        Also in October 2009, amended accounting guidance for revenue recognition was issued to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance.

        We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting. For arrangements within the scope of the new revenue accounting guidance, a deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price.

        When applying the relative selling price method, we determine the selling price for each deliverable using its BESP, as we have determined we are unable to establish VSOE or TPE of selling price for the deliverables. BESP reflects our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. We determine BESP for a deliverable by considering multiple factors including analyzing historical prices for standalone and bundled arrangements against price lists, market conditions, competitive landscape and internal costs.

  Effects of Adoption:

        We adopted the amended accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified on or after October 1, 2010 (the beginning of fiscal year 2011). The adoption of the new revenue accounting guidance had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of customer acceptance rather than ratably over the contract term. SITE orders received after September 30, 2010 are reported as System licenses for the hardware and essential software and as Maintenance and Support for the remaining elements. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue because VSOE does not exist for the undelivered elements of the arrangement, typically maintenance.

        As a result of adopting the new accounting guidance, we recognized $7.8 million of net revenue and $0.7 million of related direct costs of revenue for the year ended September 30, 2011, that would otherwise have been recognized in subsequent periods under the previous accounting guidance. If the new accounting guidance had not been adopted, we would have $27.2 million of ratable license revenue, no system license revenue, no maintenance and support revenue and net revenue of $95.2 million for the year ended September 30, 2011. Revenue recognized related to multiple-element arrangements entered into prior to October 1, 2010 was $14.3 million for the year ended September 30, 2011.

    Allowance for Doubtful Accounts and Billing Allowance (dollars in thousands):

	2011	% Change	2010	% Change	2009
Allowance for doubtful accounts and billing allowance	$396	98%	$200	(24)%	$262
Gross accounts receivable	$15,134	63%	$9,294	39%	$6,665
Percentage of gross accounts receivable	2.6%		2.2%		3.9%

        These allowances are based on our assessment of the collectability of customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience and age of the receivable balances as well as external factors such as economic conditions that may affect a customer's ability to pay. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances.

        Accounts receivable are charged off at the point when they are considered uncollectible. The decline in our allowance for doubtful accounts as a percentage of our gross accounts receivable was primarily due to the charge-off of certain uncollectible receivables that had been fully reserved.

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

        We continually apply judgment when performing these evaluations and continuously monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, undiscounted net cash flows, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization and general industry, market and macro-economic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require us to record a non-cash impairment charge.

        Our annual goodwill review in each of the fiscal years 2011, 2010, and 2009 did not result in an impairment charge. The goodwill recorded on the consolidated balance sheet as of September 30, 2011 was $62.5 million as compared to $63.2 million as of September 30, 2010. The change in goodwill from September 30, 2010 to September 30, 2011 was a result of foreign exchange rate fluctuations, which affect the goodwill amounts recorded in our foreign subsidiaries.

    Stock-based Compensation

        We issue stock options and restricted stock units to our employees and outside directors and provide our employees the right to purchase common stock under our employee stock purchase plan. Under current accounting guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service (vesting) period. The value of an option is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options and restricted stock units or the issue of stock under our employee stock purchase plan. Additionally, if actual forfeiture rates differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Tax planning strategies may be implemented which would affect the tax rate. Changes in the geographic mix or estimated level of annual income before taxes and the nature of stock based compensation tax deductions can affect the overall effective tax rate. We perform an analysis of our effective tax rate and we assess the need for a valuation allowance against our deferred tax assets quarterly.

        The uncertainties which could affect the realization of our deferred tax assets include various factors such as the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized or a mismatch in the tax jurisdiction in which taxable income is generated and companies with the deferred tax assets. In fiscal year 2011, we determined that the positive quantitative and qualitative evidence, including cumulative earnings over the past three years, was sufficient to release $37.3 million of the valuation allowance against our deferred tax assets. In the future, if there is a significant negative change in our operating results or the other factors that were considered in making this determination, we could be required to record an increase to the valuation allowance against our deferred tax assets.

        As of October 1, 2007, we adopted guidance on the accounting for uncertain tax positions. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step is recognition—we determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the "more-likely-than-not" recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement—a tax position that meets the "more-likely-than-not" recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

Results of Operations

        Amounts in this "Results of Operations" section and the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations" are in thousands unless otherwise noted. The following table sets forth selected items from our consolidated statements of operations as a percentage of net revenue.

	Year Ended September 30,
	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue	24.8	26.7	25.8
Development	12.8	15.0	15.3
Operations	7.9	9.6	10.3
Amortization of intangible assets—software	1.6	2.0	1.4
Sales and marketing	27.4	31.9	29.8
General and administrative	11.4	13.1	12.9
Excess occupancy income	(1.1)	(1.9)	(1.3)
Amortization of intangible assets—other	0.6	0.8	1.3
Lease abandonment expense	—	—	0.8

Total costs and expenses	85.4	97.2	96.3

Income from operations	14.6	2.8	3.7
Interest income and other, net	0.2	0.4	1.7

Income before benefit (provision) for income taxes	14.8	3.2	5.4
Benefit (provision) for income taxes	34.6	(1.1)	(1.3)

Net income	49.4%	2.1%	4.1%

    Net Revenue

	2011	% Change	2010	% Change	2009
Internet:
Web measurement subscriptions	$30,494	15%	$26,452	(1)%	$26,772
Other subscriptions	12,394	3%	12,036	11%	10,810
Engagements	10,439	19%	8,788	(11)%	9,887

Internet net revenue	53,327	13%	47,276	—%	47,469

Mobile:
Subscriptions	$14,758	42%	$10,372	29%	$8,015
Ratable licenses	14,278	(36)%	22,203	(10)%	24,623
System licenses	10,224	—%	—	—%	—
Maintenance and support	10,443	—%	—	—%	—

Mobile net revenue	49,703	53%	32,575	—%	32,638

Net revenue	$103,030	29%	$79,851	—%	$80,107

        We previously reported net revenue in our consolidated statement of operations under the following captions: Subscription Services, Ratable Licenses and Professional Services. Beginning in the first quarter of fiscal year 2011, we are presenting the single line item "net revenue" in our consolidated statement of operations and providing the detail table for net revenue above in Note 2 of our consolidated financial statements. Subscription revenue is reflected in the above table as Web Measurement Subscriptions (which include Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which include all other Internet subscription product and services) and Mobile Subscriptions (which include GlobalRoamer, Mobile Device Perspective and Mobile Web Perspective products and services). Monitoring systems revenue is reflected in the above table as Ratable Licenses (which includes SITE systems arrangements entered into prior to October 1, 2010), Systems Licenses (which includes the hardware and software elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010) and Maintenance and Support (which includes all other elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010, stand-alone consulting services agreements entered into subsequent to September 30, 2010 and all maintenance agreement renewals).

        Internet Net Revenue.    Internet net revenue increased by $6.1 million for the year ended September 30, 2011 compared to the year ended September 30, 2010. Internet net revenue represented 52% and 59% of net revenue for the year ended September 30, 2011 and 2010, respectively. The increase in Internet net revenue for the year ended September 30, 2011 was mainly attributable to an increase of $4.0 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers are performing to test their Web sites and stabilization of per measurement unit pricing, an increase of $1.7 million in our Engagements (also referred to as professional services), and an increase of $0.4 million in our Internet Subscriptions Other.

        Internet net revenue decreased by $0.2 million for the year ended September 30, 2010 compared to year ended September 30, 2009. Internet net revenue represented 59% of net revenue for both the years ended September 30, 2010 and 2009. The decrease in Internet net revenue in absolute dollars for the year ended September 30, 2010 was mainly attributable to a decrease in our professional service engagements of $1.1 million, our VoIP subscription services of $0.5 million, and our WebEffective subscription services of $0.4 million, partially offset by an increase in our LoadPro subscription services of $1.9 million.

        Mobile Net Revenue.    Mobile net revenue increased by $17.1 million for the year ended September 30, 2011 compared to the year ended September 30, 2010. Mobile net revenue represented 48% and 41% of net revenue for the year ended September 30, 2011 and 2010, respectively. The increase in Mobile net revenue for the year ended September 30, 2011 was attributable mainly to an increase of $12.7 million in SITE systems, of which $7.8 million was due to the adoption of new revenue accounting guidance discussed below. Additionally, Mobile Subscriptions increased by $4.4 million due to increased customer demand for all products and the increased importance of mobile Web sites to our enterprise customers.

        Mobile revenue decreased by $0.1 million for the year ended September 30, 2010 compared to the year ended September 30, 2009. Mobile net revenue represented 41% of net revenue for both the years ended September 30, 2010 and 2009. The slight decline in absolute dollars was primarily due to a $2.4 million decrease in Mobile Ratable Licenses revenue as a result of fewer purchases of new SITE systems, partially offset by an increase in customers renewing maintenance on existing systems, and an increase of $2.4 million in Mobile Subscription revenue as a result of an increase in the number of GlobalRoamer customers.

        In October 2009, the Financial Accounting Standards Board ("FASB") amended the accounting guidance for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. We adopted this accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified on or after October 1, 2010 (the beginning of our fiscal year). The adoption of the new revenue accounting guidance had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of customer acceptance rather than ratably over the contract term. SITE orders received after fiscal year 2010 are reported as System licenses for the hardware and software that works with the hardware to deliver the essential functionality of the hardware ("essential software"), and as Maintenance and Support for the remaining elements. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue because vendor specific objective evidence of fair value, or VSOE, does not exist for the undelivered elements of the arrangement, typically maintenance. As a result of adopting the new accounting guidance, we recognized net revenue of $7.8 million and related direct costs of revenue of $0.7 million for the year ended September 30, 2011, that would have otherwise been recognized in subsequent periods under the previous guidance. If the new accounting guidance had not been adopted, we would have reported $27.2 million of ratable license revenue, no system license revenue, no maintenance and support revenue and net revenue of $95.2 million for the year ended September 30, 2011. See Note 2 to consolidated financial statements.

        One customer accounted for 11% of net revenue for year ended September 30, 2011. No customer accounted for more than 10% of net revenue for years ended September 30, 2010 and 2009. As of September 30, 2011, one customer accounted for 14% of our net accounts receivable. One customer, different from the 2011 customer, accounted for 10% of net accounts receivable at September 30, 2010. International sales were approximately 51%, 45% and 45% of net revenue for the years ended September 30, 2011, 2010 and 2009, respectively. International sales increased primarily due to the adoption of the new accounting guidance discussed in the previous paragraph.

    Direct Costs of Revenue

	2011	% Change	2010	% Change	2009
Direct costs of revenue	$25,500	20%	$21,327	3%	$20,692

        Direct costs of revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install SITE systems, depreciation of equipment related to our measurement and data collection network, and SITE systems hardware and supplies costs. Consistent with the presentation of net revenue, we previously presented direct costs of revenue under the following captions: Subscription Services, Ratable Licenses, and Professional Services. Beginning in the first quarter of fiscal year 2011, we are presenting direct costs of revenue as one line item in the consolidated statement of operations.

        Direct costs of revenue increased $4.2 million for the year ended September 30, 2011 compared to the year ended September 30, 2010 and represented 25% and 27% of net revenue for the years ended September 30, 2011 and 2010, respectively. The increase in direct costs of revenue is mainly attributable to additional telecommunication and network fees of $1.8 million due to higher volume associated with increased revenue, increased personnel costs of $1.1 million due to increased headcount to support higher revenue, $0.7 million as a result of the adoption of the new accounting guidance for revenue recognition (see discussion above), $0.3 million of excess and obsolete inventory charges and increased consulting costs of $0.3 million to install SITE systems. Overall, direct costs of revenue have declined as a percentage of revenue due to the scalability of our monitoring network.

        Direct costs of revenue increased $0.6 million for the year ended September 30, 2010 compared to the year ended September 30, 2009 and represented 27% and 26% of net revenue for the years ended September 30, 2010 and 2009, respectively. The increase in direct costs of revenue is mainly attributable to additional telecommunication and network fees of $0.3 million due to higher volume associated with increased revenue, increased personnel costs of $0.4 million due to increased headcount to support higher revenue, and increase consulting costs of $0.2 million to install SITE systems. Partially offsetting the increase in direct costs of revenue was a decrease of $0.4 million in depreciation.

    Development

	2011	% Change	2010	% Change	2009
Development	$13,189	10%	$11,978	(2)%	$12,186

        Development expenses consist primarily of employee compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel. Development costs increased $1.2 million for the year ended September 30, 2011 compared to the year ended September 30, 2010. The increase was mainly a result of the increased personnel costs due to increased headcount, and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009.

        The decrease in development costs for the year ended September 30, 2010 as compared to the year ended September 30, 2009 was primarily due to lower personnel related costs and continued cost containment efforts.

    Operations

	2011	% Change	2010	% Change	2009
Operations	$8,131	6%	$7,661	(7)%	$8,264

        Operations expenses consist primarily of employee compensation, including stock-based compensation and other benefits, for management and technical support personnel. Our operations personnel manage and maintain our field measurement and collection infrastructure and data centers; provide basic and extended customer support; and work closely with other departments to ensure the reliability of our services. Operations expenses increased $0.5 million for the year ended September 30, 2011 compared to the year ended September 30, 2010. The increase is mainly attributable to higher consulting services of $0.2 million and increased personnel costs of $0.1 million due to increased headcount.

        Our operations expenses decreased by $0.6 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009, primarily due to a $0.4 million reduction in personnel related costs and continued cost containment efforts.

    Sales and Marketing

	2011	% Change	2010	% Change	2009
Sales and marketing	$28,278	11%	$25,469	7%	$23,863

        Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses increased by $2.8 million for the year ended September 30, 2011 as compared to the year ended September 30, 2010 primarily due to an increase of $1.5 million in additional personnel costs to grow Mobile revenues and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009. Additional increases to sales and marketing expenses were due to $0.3 million in consulting costs and $0.3 million on marketing programs.

        Sales and marketing expenses increased by $1.6 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. The increase was primarily attributable to an increase of $1.1 million in marketing programs and tradeshow events and of $0.3 million in consulting costs to grow Mobile revenue.

    General and Administrative

	2011	% Change	2010	% Change	2009
General and administrative	$11,702	12%	$10,460	1%	$10,332

        General and administrative expenses consist primarily of employee compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses increased by $1.2 million for the year ended September 30, 2011 as compared to the year ended September 30, 2010 primarily due a $0.5 million increase in compensation expense related to the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009, $0.5 million of transaction expenses in connection with the acquisition of DeviceAnywhere, and $0.1 million increase in the reserve for bad debts.

        General and administrative expenses remained relatively consistent with an increase of $0.1 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. The increase was primarily attributable to additional personnel costs associated with additional headcount, partially offset by continued cost containment efforts.

    Excess Occupancy Income

	2011	% Change	2010	% Change	2009
Rental income	$(2,586)	(15)%	$(3,039)	17%	$(2,605)
Rental and other expenses	1,509	(3)%	1,552	(2)%	1,585

Excess occupancy income	$(1,077)	(28)%	$(1,487)	46%	$(1,020)

        Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the years ended September 30, 2011, 2010 and 2009. The increase in excess occupancy income for the year ended September 30, 2010 as compared to the years ended September 30, 2011 and 2009 was primarily due to an early termination of a lease during the fourth fiscal quarter of 2010.

    Amortization of Identifiable Intangible Assets

	2011	% Change	2010	% Change	2009
Amortization of identifiable intangible assets—software	$1,676	6%	$1,585	37%	$1,160
Amortization of identifiable intangible assets—other	589	(6)%	626	(40)%	1,050

Total amortization of identifiable intangible assets	$2,265	2%	$2,211	—%	$2,210

        Amortization of intangible assets—software mainly relates to developed and purchased technology related to our mobile products and is reflected in direct costs of revenue in our consolidated statements of operations. Amortization of intangible assets—other relates to all other intangibles, including customer lists, and is reflected in operating expenses in our consolidated statement of operations.

        Amortization of identifiable intangible assets—software and amortization of identifiable intangible assets—other remained relatively consistent for the year ended September 30, 2011 as compared to the year ended September 30, 2010.

        Amortization of identifiable intangible assets—software increased by $0.4 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009 due to the amortization of an intangible asset purchased from Fonjax in fiscal year 2008, which was placed in service in fiscal year 2010. Amortization of identifiable intangible assets—other decreased by $0.4 million for year ended September 30, 2010 as compared to the year ended September 30, 2009 as a result of certain intangible assets becoming fully amortized during fiscal year 2010.

        The identifiable intangible assets will be fully amortized by fiscal year 2013. See Note 5 to our consolidated financial statements for the schedule of future amortization charges. At September 30, 2011, the type and net carrying amount of the identifiable intangible assets was as follows:

Type of Identifiable Intangible Asset	Net Carrying Value
Technology Based Software	$1,249
Customer Based	196
Trademark	188
Covenant	5
Backlog	15

Total	$1,653

        We annually review our goodwill and non-amortizing intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Based on our reviews, we have not recorded an impairment charge in the fiscal years 2011, 2010 and 2009.

    Interest Income and Other Income (Expense), net

	2011	% Change	2010	% Change	2009
Interest income	$607	32%	$459	(46)%	$853
Other income (expense), net	(394)	(265)%	(108)	(123)%	478

Interest income and other income (expense), net	$213	(39)%	$351	(74)%	$1,331

        Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income (expense), net decreased $0.1 million for the year ended September 30, 2011 as compared to the year ended September 30, 2010 primarily due to foreign exchange rate fluctuations, partially offset by increased interest income on higher invested cash balances.

        Interest income and other income (expense), net decreased $1.0 million for the year ended September 30, 2010 as compared to the year ended September 30, 2009. Interest income decreased primarily due to lower interest rates on invested cash balances. Other income (expense), net decreased primarily due to less favorable foreign exchange rates in fiscal year 2010 as compared to fiscal year 2009.

    (Benefit) Provision for Income Taxes

	2011	% Change	2010	% Change	2009
(Benefit) provision for income taxes	$(35,607)	(4,070)%	$897	(12)%	$1,019

        Our tax rate differed from the statutory rate in each of the years primarily due to nondeductible stock-based compensation charges, foreign tax differential, amortization of prepaid tax asset and the change in our valuation allowance. Based on our history of earnings over the three years ended September 30, 2011 and our forecasted profitability, we believe that $41.5 million of our net deferred tax assets will be realized in the foreseeable future. Accordingly, we released $37.3 million of the valuation allowance on our deferred tax assets during the fourth quarter of fiscal year 2011, which was the primary reason for the difference from the statutory rate in fiscal year 2011.

        Based on current facts and circumstances, we believe that our United States operations have achieved a sufficient level of profitability and will sustain a sufficient level of profitability in fiscal year 2012 and beyond to support the release of the valuation allowance. However, if assumptions on our future performance prove to be incorrect and we are not able to sustain a sufficient level of profitability to support the associated deferred tax assets, we may have to impair our deferred tax assets through an additional valuation allowance.

        We had net operating loss carryforwards at September 30, 2011 for federal income tax purposes of $60.4 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, through tax year 2030. In addition, we had $26.8 million of net operating loss carryforwards at September 30, 2011 available to reduce future taxable income for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, through tax year 2030.

        California has enacted legislation that suspends the utilization of net operating loss carry forwards for tax years 2010 and 2011. This legislation has already increased and may increase in the future our tax liability.

        As of September 30, 2011, we had research credit carryforwards of $2.6 million for federal and $3.6 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in tax year 2019. The California research credit carryforwards have no expiration date.

        Deferred tax liabilities have not been recognized for $6.9 million of undistributed earnings of our foreign subsidiaries at September 30, 2011. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries, except for our subsidiary in the United Kingdom which was merged out of existence in fiscal year 2011. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction. In connection with merger of the United Kingdom subsidiary into our Netherlands subsidiary, the United Kingdom subsidiary declared a dividend to us in the amount of the excess cash held by the subsidiary at the date of its dissolution. As of September 30, 2011, a deferred tax liability has been provided for $1.8 million of undistributed earnings associated with the dividend from the United Kingdom subsidiary.

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

    Stock-based Compensation Expense

        Stock-based compensation expense, which is included in total costs and expenses by category, remained relatively consistent for the year ended September 30, 2011 as compared to the year ended

September 30, 2010. Stock-based compensation expense decreased $1.0 million for the year ended September 30, 2010 as compared to year ended September 30, 2009 primarily due to the cancellation of options by our CEO in March 2009, for which the remaining stock-based compensation expense was accelerated and recorded in fiscal year 2009.

        Stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the consolidated statements of operations as follows:

	2011	2010	2009
Direct costs of revenue	$436	$425	$572
Development	759	778	969
Operations	375	440	554
Sales and marketing	1,263	1,244	1,580
General and administrative	527	478	717

Total	$3,360	$3,365	$4,392

Non-GAAP Financial Measures and Other Operational Data

        We also consider certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), including Non-GAAP net income, Non-GAAP net income per share, Adjusted EBITDA, free cash flow and gross deferred revenue, and other operational data in managing and measuring the performance of our business. The Non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations.

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

	2011	2010	2009
GAAP net income	$50,862	$1,686	$3,257
Stock-based compensation	3,360	3,365	4,392
Amortization of intangible assets—software	1,676	1,585	1,160
Amortization of intangible assets—other	589	626	1,050
Provision (benefit) for income taxes	(35,607)	897	1,019
Cash taxes paid (net of refunds)*	(290)	(544)	(78)

Non-GAAP net income	$20,590	$7,615	$10,800

Weighted average diluted common shares outstanding:	17,500	14,969	14,394
Non-GAAP net income per share	$1.18	$0.51	$0.75

*
Cash taxes paid (net of refunds) for the year ended September 30, 2009 excludes a onetime cash payment of $4.1 million related to an agreement to purchase certain intangible assets from our German subsidiary.

    Adjusted EBITDA

        Adjusted EBITDA is defined as earnings before interest income, taxes, stock-based compensation, depreciation, amortization and other income (expense), net. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	2011	2010	2009
GAAP net income	$50,862	$1,686	$3,257
Stock-based compensation	3,360	3,365	4,392
Amortization of intangible assets—software	1,676	1,585	1,160
Amortization of intangible assets—other	589	626	1,050
Depreciation	4,308	4,462	4,854
Provision(benefit) for income taxes	(35,607)	897	1,019
Interest income and other income (expense), net	(213)	(351)	(1,331)

Adjusted EBITDA	$24,975	$12,270	$14,401

    Free Cash Flow

        Free cash flow is defined as cash flow from operations less cash used for purchases of property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	2011	2010	2009
Cash flow provided by operations	$19,263	$12,731	$8,799
Purchases of property, equipment and software	(4,337)	(3,229)	(3,444)

Free cash flow	$14,926	$9,502	$5,355

    Gross Deferred Revenue

        Gross deferred revenue consists of billings in advance of revenue recognition and is recognized as revenue when all of the revenue recognition criteria are met. Net deferred revenue, which is presented in our balance sheets, is gross deferred revenue less "unpaid deferred revenue." Unpaid deferred revenue is any gross deferred revenue that has an associated accounts receivable balance at the balance sheet date. As a result of the adoption of new accounting guidance related to revenue recognition, SITE revenue, excluding maintenance, is recognized upon the later of delivery or customer acceptance rather than ratably over the maintenance period. Accordingly, deferred revenue decreased in fiscal year 2011 and should continue to decrease as the remaining deferred revenue for arrangements entered into prior to fiscal year 2011 is ratably recognized. The following table details our calculation of gross deferred revenue:

	2011	2010	2009
Net deferred revenue	$18,539	$21,465	$18,828
Unpaid deferred revenue	4,538	5,775	3,475

Gross deferred revenue	$23,077	$27,240	$22,303

Liquidity and Capital Resources

	September 30,
	2011	2010
Cash, cash equivalents and short-term investments	$101,380	$66,352
Accounts receivable, net	$14,738	$9,094
Working capital	$100,193	$54,820
Days sales in accounts receivable (DSO)*	49	41

*
DSO for the fourth fiscal quarter is calculated as: (ending net accounts receivable / net sales for the three month period) multiplied by number of days in the quarter

        Days sales outstanding increased by 8 days from September 30, 2010 to September 30, 2011. The increase is due to extended terms granted primarily to international customers in countries that customarily have longer payment terms compared to domestic customers and to the timing of final billing on accepted engagements. During the period, our customers' payment history remained consistent with prior periods and granted payment terms. Over the past several periods, our customers have requested extended payment terms. We expect this trend for extended terms to continue.

	2011	2010	2009
Cash provided by operating activities	$19,263	$12,731	$8,799
Cash provided by (used in) investing activities	$21,798	$(40,149)	$(2,731)
Cash provided by financing activities	$21,888	$666	$2,726

    Cash, cash equivalents and short-term investments and working capital

        At September 30, 2011, we had $85.6 million in cash and cash equivalents and $15.8 million in short-term investments, for a total of $101.4 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and fixed term deposits with original maturities of three months or less. Short-term investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with Moody's ratings of A3 or better. As of September 30, 2011, $82.9 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments were held in foreign subsidiaries. If these foreign cash, cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. In October 2011, we used approximately $60 million in cash to close the acquisition of DeviceAnywhere.

    Cash flows from operating activities

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

        Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period or monthly during the life of the subscription period. Payments for our systems licenses are generally collected after customer acceptance of the SITE system. Payments for our engagement services are generally collected after completion of the service period or as milestones are completed. Our primary use of operating cash flow is for personnel related expenditures, measurement and data collection infrastructure costs, insurance, regulatory compliance and other expenses associated with operating our business.

        For the year ended September 30, 2011, net cash provided by operating activities was $19.3 million. Net cash provided was mainly due to net income of $50.9 million, adjusted for $24.2 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $7.4 million net decrease in operating assets and liabilities. The non-cash adjustments consist primarily of deferred tax assets, depreciation, amortization, stock-based compensation expenses and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $6.4 million as a result of higher revenue, a decrease in deferred revenue of $2.9 million and an increase in inventories of $0.2 million; partially offset by an increase in accounts payable and accrued expenses of $1.4 million and a decrease of prepaids, deferred costs and other assets of $0.7 million.

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

    Cash flows from investing activities

        Cash flows related to investing activities consist primarily of purchases, sales and maturities of investments and purchases of property, equipment and software to support our growth, to expand and improve our monitoring infrastructure and to make tenant improvements associated with space we lease in our headquarters building.

        For the year ended September 30, 2011, net cash provided by our investing activities was $21.8 million. We received $82.8 million from maturities and sales of short-term investments and paid $56.7 million for the purchase of short-term investments. We also purchased $4.3 million of property, equipment, and software.

        For the year ended September 30, 2010, net cash used by our investing activities was $40.1 million. We paid $56.1 million for the purchase of short-term investments, and received $19.2 million from maturities and sales of short-term investments. We also purchased $3.2 million of property, equipment, and software.

    Cash flows from financing activities

        Cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.

        For the year ended September 30, 2011, net cash provided by financing activities was $21.9 million. We received $25.8 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan, partially offset by common stock dividends of $3.9 million.

        For the year ended September 30, 2010, net cash provided by financing activities was $0.7 million. We received $3.6 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan, partially offset by common stock dividends of $2.9 million.

Commitments and Contractual Obligations

        As of September 30, 2011, our principal commitments consisted of $2.1 million in real property and equipment operating leases. These leases expire at various times through October 2015. Additionally, we had $2.5 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining life of between one to thirty-two months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to purchase equipment and other assets to support our growth.

        The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2011:

	Payment Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Contractual Obligations: Operating Leases	$2,091	$840	$915	$336	$—
Contingent Commitments: Bandwidth and Co-location	2,525	1,800	725	—	—

Total	$4,616	$2,640	$1,640	$336	$—

        The table above does not include unrecognized tax benefits in accordance with the accounting guidance for uncertainty in income taxes (see Note 8 to our consolidated financial statements). We are unable to estimate the timing or amount of the settlement of these uncertain income tax benefits.

        As of September 30, 2011, we have outstanding guarantees totaling $0.3 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. These guarantees were secured by a $1.3 million unsecured line of credit.

        We generally do not indemnify customers for our measuring, monitoring, quality assurance and testing services against legal claims that our products and services infringe on third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that could subject us to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and in the opinion of management, we do not have a liability related to any infringement claims subject to indemnification and as such, there is no material adverse affect on our financial condition, liquidity or results of operations.

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

Recent Accounting Pronouncements

        In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for us beginning in the first quarter of fiscal year 2013. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

        In June 2011, the FASB issued new accounting guidance, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal year 2013. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

        In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal year 2013. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

    Interest Rate Sensitivity

        Our interest income is sensitive to changes in the general level of interest rates, particularly since most of our short-term investments are invested in debt instruments. If market interest rates were to change immediately and uniformly by ten percent (10%) from their current levels, the interest earned on our cash, cash equivalents, and short-term investments could increase or decrease by $0.1 million on an annualized basis.

    Foreign Currency Fluctuations

        We operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. A majority of our revenue and expenses are transacted in United States dollars. However, we do enter into transactions in other currencies, primarily the Euro and British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in "Other income (expense), net" in the accompanying consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $(0.3) million, $(0.1) million and $0.5 million for the years ended September 30, 2011, 2010 and 2009, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data

Keynote Systems, Inc. and Subsidiaries

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, California

        We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, in the year ended September 30, 2011, the Company changed its method of recognizing revenue for multiple-element arrangements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
December 12, 2011

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2011	2010
	(In thousands, except per share amounts and par value)
ASSETS
Current assets:
Cash and cash equivalents	$85,573	$23,241
Short-term investments	15,807	43,111

Total cash, cash equivalents and short-term investments	101,380	66,352
Accounts receivable, less allowance for doubtful accounts of $246 and $50, respectively, and less billing reserve of $150 and $150, respectively	14,738	9,094
Prepaids, deferred costs and other current assets	3,002	3,571
Inventories	1,502	1,286
Deferred tax assets	7,582	3,749

Total current assets	128,204	84,052
Deferred costs and other long-term assets	810	1,599
Property, equipment and software, net	34,424	33,432
Goodwill	62,459	63,166
Identifiable intangible assets, net	1,653	3,914
Long-term deferred tax assets	32,851	359

Total assets	$260,401	$186,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,410	$1,748
Accrued expenses	9,450	7,945
Deferred revenue	16,151	19,539

Total current liabilities	28,011	29,232
Long-term income tax payable	3,323	3,029
Long-term deferred revenue	2,388	1,926
Long-term deferred tax liability	—	395
Other long-term liabilities	488	576

Total liabilities	34,210	35,158

Commitments and contingencies (see Note 9)
Stockholders' equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 17,291,467 and 14,942,571 shares issued and outstanding, respectively	17	15
Additional paid-in capital	312,057	286,761
Accumulated deficit	(87,066)	(137,928)
Accumulated other comprehensive income	1,183	2,516

Total stockholders' equity	226,191	151,364

Total liabilities and stockholders' equity	$260,401	$186,522

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2011	2010	2009
	(In thousands, except per share amounts)
Net revenue (see Note 2)	$103,030	$79,851	$80,107
Costs and expenses:
Costs of revenue:
Direct costs of revenue	25,500	21,327	20,692
Development	13,189	11,978	12,186
Operations	8,131	7,661	8,264
Amortization of intangible assets—software	1,676	1,585	1,160

Total costs of revenue	48,496	42,551	42,302
Sales and marketing	28,278	25,469	23,863
General and administrative	11,702	10,460	10,332
Excess occupancy income	(1,077)	(1,487)	(1,020)
Amortization of intangible assets—other	589	626	1,050
Lease abandonment expense	—	—	635

Total costs and expenses	87,988	77,619	77,162

Income from operations	15,042	2,232	2,945
Interest income	607	459	853
Other income (expense), net	(394)	(108)	478

Income before benefit (provision) for income taxes	15,255	2,583	4,276
Benefit (provision) for income taxes	35,607	(897)	(1,019)

Net income	$50,862	$1,686	$3,257

Net income per share:
Basic	$3.16	$0.11	$0.23

Diluted	$2.91	$0.11	$0.23

Shares used in computing basic and diluted net income per share:
Basic	16,096	14,708	14,323
Diluted	17,500	14,969	14,394
Cash dividends declared per common share	$0.24	$0.20	$—

Stock-based compensation by category:
Direct cost of revenue	$436	$425	$572
Development	759	778	969
Operations	375	440	554
Sales and marketing	1,263	1,244	1,580
General and administrative	527	478	717

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
	(In thousands, except share amounts)
Balance as of September 30, 2008	14,095,181	$14	$275,316	$(142,871)	$5,052	$137,511
Issuance of common stock	405,995	—	2,978	—	—	2,978	$—
Stock-based compensation	—	—	4,359	—	—	4,359	—
Net income	—	—	—	3,257	—	3,257	3,257
Foreign currency translation	—	—	—	—	1,915	1,915	1,915

Balance as of September 30, 2009	14,501,176	$14	$282,653	$(139,614)	$6,967	$150,020	$5,172

Issuance of common stock	441,395	1	3,628	—	—	3,629	—
Stock-based compensation	—	—	3,427	—	—	3,427	—
Net income	—	—	—	1,686	—	1,686	1,686
Unrealized gain on available for sale investments	—	—	—	—	65	65	65
Dividends paid on common stock	—	—	(2,947)	—	—	(2,947)	—
Foreign currency translation	—	—	—	—	(4,516)	(4,516)	(4,516)

Balance as of September 30, 2010	14,942,571	$15	$286,761	$(137,928)	$2,516	$151,364	$(2,765)

Issuance of common stock	2,348,896	2	25,831	—	—	25,833	—
Stock-based compensation	—	—	3,360	—	—	3,360	—
Net income	—	—	—	50,862	—	50,862	50,862
Unrealized loss on available for sale investments	—	—	—	—	(200)	(200)	(200)
Dividends paid on common stock	—	—	(3,895)	—	—	(3,895)	—
Foreign currency translation	—	—	—	—	(1,133)	(1,133)	(1,133)

Balance as of September 30, 2011	17,291,467	$17	$312,057	$(87,066)	$1,183	$226,191	$49,529

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$50,862	$1,686	$3,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,308	4,462	4,854
Stock-based compensation	3,360	3,365	4,392
Amortization of identifiable intangible assets	2,265	2,211	2,210
Amortization of prepaid tax asset	776	754	821
Charges to bad debt and billing reserves	467	164	315
Amortization of debt investment premium	1,378	752	3
Deferred tax benefit	(36,764)	(1,263)	(107)
Collection of tax credit receivable within deferred tax assets	—	—	637
Loss on disposal of equipment	18	109	27
Excess tax benefits from stock based compensation	—	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	(6,366)	(3,068)	631
Inventories	(219)	(171)	(102)
Prepaids, deferred costs and other assets	677	257	(682)
Prepaid tax asset	—	—	(1,086)
Accounts payable and accrued expenses	1,434	528	(4,653)
Deferred revenue	(2,933)	2,945	(1,706)

Net cash provided by operating activities	19,263	12,731	8,799

Cash flows from investing activities:
Purchases of property, equipment and software	(4,337)	(3,229)	(3,444)
Purchases of businesses and assets, net	—	—	(170)
Maturities and sales of short-term investments	82,836	19,150	16,801
Purchases of short-term investments	(56,701)	(56,070)	(15,918)

Net cash provided by (used in) investing activities	21,798	(40,149)	(2,731)

Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	25,783	3,629	2,978
Cash dividends declared and paid	(3,895)	(2,947)	—
Repayment of capital lease obligation	—	(16)	(15)
Payment of notes payable	—	—	(249)
Excess tax benefits from stock based compensation	—	—	12

Net cash provided by financing activities	21,888	666	2,726

Effect of exchange rate changes on cash and cash equivalents	(617)	(1,390)	43

Net change in cash and cash equivalents	62,332	(28,142)	8,837
Cash and cash equivalents at beginning of the period	23,241	51,383	42,546

Cash and cash equivalents at end of the period	$85,573	$23,241	$51,383

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$290	$544	$4,164
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$1,110	$105	$31

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

        Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the "Company") develop and sell services, hardware and software to measure, test, assure and improve Internet and mobile communications quality of service.

    Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Significant estimates made in preparing the consolidated financial statements relate to revenue recognition, fair values of financial instruments, the allowance for doubtful accounts and billing reserve, allocation of purchase price for business combinations, useful lives of intangible assets and property, equipment, and software, goodwill and intangible assets impairment analysis, the fair values of stock-based awards, income taxes and contingent liabilities, among others. Actual results could differ from those estimates, and such differences may be material to the financial statements.

    Recently Adopted Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") amended the accounting guidance related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. The new accounting guidance permits prospective or retrospective adoption, and the Company elected prospective adoption during the first quarter of fiscal 2011. Refer to Note 2 for additional information on the impact of adoption.

    Financial Instruments

        The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

    Cash and Cash Equivalents and Short- Term Investments

        All highly liquid investments held at major banks, commercial paper, money market funds and other securities with original maturities of three months or less are considered to be cash equivalents.

        The Company classifies all its investments as available-for-sale at the time of purchase since it is management's intent that these investments are available for current operations, and includes these investments on its balance sheets as short-term investments. These investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with Moody's ratings of A3 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded based on specific identification.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

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

  •
  Level 3 inputs are generally unobservable and typically reflect the use of model-based techniques and management's estimates of assumptions that market participants would use in pricing the asset or liability.

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

    Property, Equipment and Software

        Property, equipment and software are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Equipment under capital leases is amortized over the shorter of the estimated useful life of the equipment or the lease term. Leasehold and building improvements are amortized over the shorter of the estimated useful lives of the assets which ranges from five to 30 years, or the lease term. The cost of the Company's headquarters building is being depreciated over a thirty-year life.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

    Goodwill and Long-Lived Assets

        Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and indefinite lived intangible assets are not amortized but instead are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are generally amortized on a straight-line basis over their useful lives, generally three to seven years.

        The Company tests for impairment at least annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill or indefinite lived intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company has determined that it has one reporting unit. The first step determines the fair value of the reporting unit using the market capitalization value and compares it to the reporting unit's carrying value. The Company determines its market capitalization value based on the number of shares outstanding, its average stock price and other relevant market factors, such as merger and acquisition multiples and control premiums. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company's tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.

        Based on the results of the first step of the Company's impairment test performed at September 30, 2011, the Company determined that its goodwill had not been impaired. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization and general industry, market and macro-economic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

        The Company assesses long-lived assets for impairment or disposal whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the fair value of the assets based on the undiscounted future cash flow that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

    Concentration of Credit Risk

        Credit risk is concentrated in North America and Europe, but exists in other regions of the world as well. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of its customers' ability to pay. The Company's allowance for doubtful accounts is determined based on historical trends, experience, current market and industry conditions, the age of outstanding invoices, each customer's expected ability to pay and the Company's collection history with each customer. Management reviews customers with invoices greater than 60 days

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

past due to determine whether a specific allowance is appropriate. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends.

        In addition to the allowance for doubtful accounts, the Company maintains a billing reserve that represents the reserve for potential billing adjustments that will be recorded as a reduction of revenue. The Company's billing reserve is calculated as a percentage of revenue based on historical trends and experience.

        The allowance for doubtful accounts and billing reserve represent management's best estimates as of the balance sheet dates, but changes in circumstances relating to accounts receivable and billing reserves, including unforeseen declines in market conditions, actual collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.

        One customer accounted for 11% of net revenue for the year ended September 30, 2011. No customer accounted for more than 10% of net revenue for the years ended September 30, 2010 and 2009. As of September 30, 2011, one customer accounted for 14% of the Company's net accounts receivable. As of September 30, 2010, one customer, different from the 2011 customer, accounted for 10% of the Company's net accounts receivable.

    Lease Abandonment Accrual

        The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $0.6 million related to its discontinuance of this facility. The changes in the lease abandonment liability for the years ended September 30, 2011 and 2010 were as follows (in thousands):

September 30, 2009 balance	$696
Lease payments to lessor	(266)
Sublease proceeds	101
Payment of lease termination costs	(63)

September 30, 2010 balance	$468
Lease payments to lessor	(276)
Sublease proceeds	168
Imputed interest expense	3

September 30, 2011 balance	$363

    Development

        Development costs are expensed as incurred until technological feasibility, defined as a working prototype. The Company's products and service offerings have been available for general release shortly after the establishment of technological feasibility and, accordingly, no development costs have been capitalized in fiscal years ended September 30, 2011, 2010 and 2009.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

        Development costs incurred to develop internal use software follows the guidance set forth in the FASB's guidance on accounting for the cost of computer software developed or obtained for internal use, which requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. There were no capitalized development costs for the years ended September 30, 2011, 2010 and 2009.

    Excess Occupancy Income

        Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% for each of the years ended September 30, 2011, 2010, and 2009. Rental income was $2.6 million, $3.0 million, and $2.6 million for the years ended September 30, 2011, 2010 and 2009, respectively. As of September 30, 2011, the Company had leased space to 15 tenants, of which 14 had noncancellable operating leases, which expire on various dates through 2018. At September 30, 2011, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal Years	Total
2012	$2,430
2013	1,546
2014	1,254
2015	946
Thereafter	783

Total future minimum rents receivable	$6,959

    Stock-Based Compensation

        The Company issues stock-based compensation awards to employees, directors and contractors in the form of stock options, restricted stock units ("RSUs") and employee stock purchase plan awards, collectively "awards".

        Determining Fair Value:    The Company estimates the fair value of each award on the date of grant using the Black-Scholes option pricing model. Awards vest either on a graded schedule or in a lump sum. The Company determines the fair value of each award as a single award and recognizes the expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The exercise price of stock options granted is equal to the fair market value of the Company's common stock on the date of grant. Stock options generally expire ten years from the date of grant.

        Expected Volatility:    The expected volatility represents the amount by which the stock price is expected to fluctuate throughout the period that the award is outstanding. The Company estimates expected volatility based on historical volatility.

        Risk-free Interest Rate:    The risk-free rate for the expected term of the award is based on the average yield to maturity of treasury bills and bonds as reported by the Federal Reserve Bank of St. Louis in effect on the date of the grant.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

        Expected Term:    The expected term of stock options granted is derived from a risk-adjusted single-exercise factor lattice model. The expected term of RSUs is the vesting or performance period. The expected term of employee stock purchase plan awards is the weighted average of the purchase periods in an offering period.

        Estimated Forfeitures:    Stock-based compensation is recognized based on awards that are ultimately expected to vest. Therefore, a forfeiture rate is applied at the time of grant and revised, if necessary, in subsequent periods when actual forfeitures differ from those estimates.

        The Company elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of additional paid-in-capital ("APIC pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding. The increase to the APIC pool is limited to the tax benefits related to an employee award that is fully vested and outstanding.

    Advertising Costs

        All advertising costs are expensed as incurred. Advertising expenses included in sales and marketing in the consolidated statements of operations were $2.6 million, $2.4 million and $1.3 million for the years ended September 30, 2011, 2010, and 2009, respectively.

    Foreign Currency

        The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Gains and losses from these translations are credited or charged to foreign currency translation included in accumulated other comprehensive income in shareholders' equity. The Company's subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were insignificant and have been included in the Company's results of operations.

    Income Taxes

        The provisions for income taxes are accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that the Company expects to realize. These calculations are performed on a separate tax jurisdiction basis.

        The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

    Net Income Per Share

        Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, purchase rights under the employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.

        The following table sets forth the computation of basic and diluted net income per share for the fiscal years (in thousands, except per share amounts):

	2011	2010	2009
Numerator:
Net income	$50,862	$1,686	$3,257

Denominator:
Weighted average shares outstanding	16,096	14,708	14,323
Effect of dilutive securities	1,404	261	71

Weighted average shares—diluted	17,500	14,969	14,394

Net Income per share:
Basic	$3.16	$0.11	$0.23
Diluted	$2.91	$0.11	$0.23

        There were no potentially dilutive securities that were excluded from the computation of diluted net income per share for the year ended September 30, 2011. Potentially dilutive securities representing 4.0 million and 4.9 million shares of common stock for the years ended September 30, 2010 and 2009, respectively, were excluded from the computation of diluted net income per share for these periods because their effect would be antidilutive.

    Recent Accounting Pronouncements

        In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

of fiscal 2013 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

        In June 2011, the FASB issued new accounting guidance, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of fiscal 2013. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

        In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of fiscal 2013. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

(2) Revenue Recognition

        Revenue from Internet and Mobile products and services is summarized in the following table for the fiscal years (in thousands):

	2011	2010	2009
Internet:
Web measurement subscriptions	$30,494	$26,452	$26,772
Other subscriptions	12,394	12,036	10,810
Engagements	10,439	8,788	9,887

Internet net revenue	53,327	47,276	47,469

Mobile:
Subscriptions	$14,758	$10,372	$8,015
Ratable licenses	14,278	22,203	24,623
System licenses	10,224	—	—
Maintenance and support	10,443	—	—

Mobile net revenue	49,703	32,575	32,638

Net revenue	$103,030	$79,851	$80,107

        In connection with the adoption of the FASB's new accounting guidance (Accounting Standards Update 2009-13 and 2009-14) commencing in the first quarter of fiscal year 2011, the Company is presenting the single line item "net revenue" in its consolidated statement of operations for all periods presented and is providing additional details of net revenue in the above table. The Company previously reported its net revenue in its consolidated statement of operations under the following captions: Subscription services, Ratable licenses and Professional services.

        Subscriptions revenue consists primarily of revenue from the sale of products and services sold through a cloud-based model on a subscription basis (also referred to as Software-as-a-Service, or SaaS).

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Revenue Recognition (Continued)

Subscription arrangements with customers do not provide the customer with the right to take possession of the software at any time. Subscription revenue is reflected in the above table as Web measurement subscriptions (which includes Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), other subscriptions (which includes all other Internet subscription products and services) and Mobile subscriptions (which includes GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective and Mobile Internet Testing Environment ("MITE") products and services).

        The Company also sells monitoring systems to mobile network operators under licensing arrangements. Monitoring system arrangements with mobile customers for the sale of the Company's automated test equipment typically includes software licenses, hardware, consulting services to configure the systems (installation services), post contract support (maintenance) services, training services and other consulting services associated with the Company's System Integrated Test Environment ("SITE") system. Monitoring systems revenue is reflected in the above table as ratable licenses (which includes SITE systems arrangements entered into prior to October 1, 2010), systems licenses (which includes the hardware and software elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010) and maintenance and support (which includes all other elements of SITE arrangements significantly modified or entered into subsequent to September 30, 2010, stand-alone consulting services agreements entered into subsequent to September 30, 2010 and all maintenance agreement renewals).

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

  •
  Delivery of the product or service.  Subscription based services are considered delivered when the customer has been provided with access to the subscription services. Subscription services are generally delivered on a consistent basis over the period of the subscription with the customer having flexibility to define and change the measurement with respect to the type, frequency, location and complexity of the measurement. Engagement services are considered delivered when the services are performed or the contractual milestones are completed. Monitoring systems, excluding maintenance, are considered delivered when all elements of the arrangement have either been delivered or accepted, if customer acceptance language exists.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Revenue Recognition (Continued)

        The Company does not generally grant refunds. All discounts granted reduce revenue. Free trials are typically stand-alone transactions occasionally provided to prospective customers, for which no revenue is recognized.

        Subscription based services can either be billed in advance or in arrears. For customers that are billed in advance of providing measurements, revenue is deferred upon invoicing and is recognized over the service period, commencing on the day service is first provided. For customers that are billed in arrears, revenue is recognized based upon actual usage of the subscription services and typically invoiced on a monthly basis. Regardless of when billing occurs, the Company recognizes revenue as services are provided and defers any revenue that is unearned.

        Revenue associated with monitoring system hardware, software essential to the functionality of the monitoring system ("essential software"), installation services and training is deferred until the later of delivery of the complete monitoring system or customer acceptance of the monitoring system, under the contractual terms. Revenue associated with the monitoring system product maintenance and support is recognized ratably over the maintenance term, usually one year. Non-essential software purchased by customers in bundled arrangements is deemed to be a software element that does not qualify for treatment as separate units of accounting as the Company does not have sufficient vendor specific objective evidence ("VSOE") of fair value for the undelivered elements of the arrangement, typically maintenance. Accordingly, non-essential software revenue is recognized ratably over the product maintenance term.

        Engagements revenue consists of fees generated from professional consulting services and includes services such as Performance Insights and Customer Research Products. Revenue from these services is recognized as the services are performed based on input measures, typically over a period of one to three months. For engagement service projects that contain project milestones, as defined in the arrangement, the Company recognizes revenue once milestones have been delivered.

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

  For Arrangements Entered into Prior to October 1, 2010:

        Prior to the adoption of the amended accounting guidance for revenue arrangements with multiple deliverables, the Company was not able to establish VSOE for all of the undelivered elements associated with SITE systems, primarily maintenance. Therefore, the Company recognized the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Ratable recognition of revenue began when evidence of customer acceptance of the software and hardware had occurred as intended under the respective arrangement's contractual terms.

        Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, related software and maintenance, and engineering and consulting services associated with SITE systems. The hardware component of a monitoring system arrangement is deemed to include an essential software

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Revenue Recognition (Continued)

related element. Customers do not purchase the hardware without also purchasing the software. None of the SITE services are considered to be essential to the functionality of the licensed hardware and software products. This assessment is due to the implementation/integration services being performed during a relatively short period compared to the length of the arrangement. Additionally, the implementation/integration services are general in nature and the Company has a history of successfully gaining customer acceptance. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue.

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

  For Arrangements Entered into Subsequent to September 30, 2010:

        In October 2009, amended accounting guidance was issued for multiple-element revenue arrangements that:

  •
  Provided updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

  •
  Requires an entity to allocate revenue in an arrangement using best estimated selling prices ("BESP") of each deliverable if a vendor does not have VSOE or third-party evidence ("TPE") of selling price; and

  •
  Eliminated the use of the residual method and requires a vendor to allocate revenue using the relative selling price method.

        Also in October 2009, amended accounting guidance for revenue recognition was issued to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance.

        The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. For arrangements within the scope of the new revenue accounting guidance, a deliverable constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price.

        When applying the relative selling price method, the Company determines the selling price for each deliverable using its BESP, as the Company has determined it is unable to establish VSOE or TPE of selling price for the deliverables. BESP reflects the Company's best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company determines BESP for a deliverable by considering multiple factors including historical prices for standalone and bundled arrangements against price lists, market conditions, competitive landscape and internal costs.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Revenue Recognition (Continued)

  Effects of Adoption:

        The Company adopted the amended accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified on or after October 1, 2010 (the beginning of fiscal year 2011). The adoption of the new revenue accounting guidance had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of customer acceptance rather than ratably over the contract term. SITE orders received after September 30, 2010 are reported as System licenses for the hardware and software and as Maintenance and Support for the remaining elements. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue because VSOE does not exist for the undelivered elements of the arrangement, typically maintenance.

        As a result of adopting the new accounting guidance, the Company recognized $7.8 million of net revenue and $0.7 million of related direct costs of revenue for the year ended September 30, 2011, that would otherwise have been recognized in subsequent periods under the previous accounting guidance. If the new accounting guidance had not been adopted, the Company would have reported $27.2 million of ratable license revenue, no system license revenue, no maintenance and support revenue and net revenue of $95.2 million for the year ended September 30, 2011. Revenue recognized related to multiple-element arrangements entered into prior to October 1, 2010 was $14.3 million for the year ended September 30, 2011.

    Direct Costs of Revenue, Deferred Revenue and Deferred Direct Costs of Revenue

        Direct Costs of Revenue:    Direct costs of revenue is comprised of telecommunication and network fees for the Company's measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install SITE systems, depreciation of equipment related to the Company's measurement and data collection network, and SITE systems hardware. Consistent with the presentation of net revenue, the Company previously presented direct costs of revenue under the following captions: Subscription Services, Ratable Licenses, and Professional Services. Beginning in the first quarter of fiscal 2011, the Company is presenting direct costs of revenue as one line item in the consolidated statement of operations for all periods presented.

        Deferred Revenue:    Deferred revenue is comprised of all unearned revenue that has been collected in advance and is recorded on the balance sheet until the revenue is earned. Any accounts receivable with associated deferred revenue reduces the balance of both accounts receivable and deferred revenue. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months from the balance sheet date.

        Deferred Direct Costs of Revenue:    Deferred direct costs of revenue are mainly comprised of hardware costs associated with SITE system arrangements. For arrangements that were entered into prior to October 1, 2011, deferred direct costs of revenue were categorized as short-term for any arrangement for which the original maintenance period is one year or less in length. Correspondingly, deferred direct costs of revenue associated with arrangements for which the original maintenance period is greater than one year were classified as long-term deferred costs. These deferred costs were amortized to direct costs of revenue over the life of the customer contract, generally one to three years, commencing upon the later of delivery or customer acceptance. For arrangements entered into subsequent to September 30, 2010, costs

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Revenue Recognition (Continued)

are charged to direct costs of revenue in the same period that the associated hardware revenue is recognized, usually upon the later of delivery or customer acceptance.

(3) Cash, Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments held at major banks, money market funds and other securities with original maturities of three months or less to be cash equivalents.

        The Company classifies all of its investments as available-for-sale at the time of purchase since it is management's intent that these investments are available for current operations, and includes these investments on its balance sheets as short-term investments. These investments with original maturities longer than three months include fixed-term deposits, commercial paper, and investment-grade corporate and government debt securities with Moody's ratings of A3 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded based on specific identification.

        The following tables summarize the adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term investments (in thousands):

	September 30, 2011
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$24,512	$—	$—	$24,512	$—

Level 1
Money market funds	61,061	—	—	61,061	—
Corporate bonds	6,585	—	(82)	—	6,503
Government agencies	2,000	3	—	—	2,003

	69,646	3	(82)	61,061	8,506

Level 2
Corporate and municipal bonds	5,854	—	(53)	—	5,801
Commercial paper	1,499	1	—	—	1,500

	7,353	1	(53)	—	7,301

Total	$101,511	$4	$(135)	$85,573	$15,807

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Cash, Cash Equivalents and Short-Term Investments (Continued)

	September 30, 2010
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$17,732	$—	$—	$17,732	$—

Level 1
Money market funds	5,509	—	—	5,509	—
Corporate and municipal bonds	27,674	70	(15)	—	27,729
Government agencies	3,101	10	—	—	3,111

	36,284	80	(15)	5,509	30,840

Level 2
Fixed-term deposits	12,271	—	—	—	12,271

Total	$66,287	$80	$(15)	$23,241	$43,111

        The Company utilizes the FASB's guidance to determine the fair value of financial instruments and to determine if the gross unrealized loss on investments represents an other than temporary impairment. The Company evaluates whether an impairment of a debt security is other than temporary each reporting period using the following guidance:

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

  •
  If management determines that it does not intend to sell an impaired debt security and, that it is not more likely than not that it will be required to sell such a security before recovery of the security's amortized cost basis, the entity must assess whether it expects to recover the entire amortized cost basis of the security.

        The Company has the intent and ability to hold securities until their value recovers.

        Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the consolidated statement of operations. The Company reviewed factors such as the length of time and extent to which fair value has been below cost, the financial condition of the investee, and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. There was no impairment charge for the years ended September 30, 2011 and 2010.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Cash, Cash Equivalents and Short-Term Investments (Continued)

        The following table shows the gross unrealized losses and fair value of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2011:
Corporate and municipal bonds	$12,304	$(135)	$—	$—	$12,304	$(135)
Government agencies	2,003	—	—	—	2,003	—
Commercial paper	1,500	—	—	—	1,500	—

Total	$15,807	$(135)	$—	$—	$15,807	$(135)

As of September 30, 2010:
Fixed term deposits	$12,271	$—	$—	$—	$12,271	$—
Government agencies	3,111	—	—	—	3,111	—
Corporate and municipal bonds	27,729	(15)	—	—	27,729	(15)

Total	$43,111	$(15)	$—	$—	$43,111	$(15)

        Contractual maturities of available-for-sale securities at September 30, 2011 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$11,631	$11,503
Due in more than one year and less than two years	4,307	4,304

Total	$15,938	$15,807

(4) Consolidated Financial Statement Details

        The following tables present the Company's consolidated financial statement details (in thousands):

    Prepaids, Deferred Costs and Other Current Assets

	September 30, 2011	September 30, 2010
Prepaid expenses	$2,227	$1,591
Security deposits, advances, and interest receivable	169	590
Deferred costs of revenue	128	806
Income tax receivable	219	425
Prepaid tax asset	65	—
Other assets	194	159

Total	$3,002	$3,571

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Consolidated Financial Statement Details (Continued)

    Property, equipment and software

	September 30, 2011	September 30, 2010
Land	$14,150	$14,150
Computer equipment and software	35,882	31,874
Building	21,869	21,614
Furniture and fixtures	2,108	2,151
Leasehold and building improvements	1,209	1,155
Construction in progress	296	292

	75,514	71,236
Less accumulated depreciation and amortization	(41,090)	(37,804)

Total	$34,424	$33,432

    Deferred Costs and Other Long-Term Assets

	September 30, 2011	September 30, 2010
Deferred costs of revenue	$140	$209
Deposits	222	221
Prepaid expenses	326	183
Tenant rent receivable	122	163
Prepaid tax asset	—	823

Total	$810	$1,599

    Accrued Expenses

	September 30, 2011	September 30, 2010
Accrued employee compensation	$5,228	$4,040
Income and other taxes	618	1,016
Accrued audit and professional fees	885	334
Other accrued expenses	2,719	2,555

Total	$9,450	$7,945

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Goodwill and Identifiable Intangible Assets

        The following table represents the changes in goodwill for the years ended September 30, 2011 and 2010 (in thousands):

September 30, 2009 balance	$66,078
Translation adjustments	(2,912)

September 30, 2010 balance	$63,166
Translation adjustments	(707)

September 30, 2011 balance	$62,459

        Identifiable intangible assets amounted to $1.7 million (net of accumulated amortization of $4.3 million) and $3.9 million (net of accumulated amortization of $25.5 million) at September 30, 2011 and 2010, respectively. During the year ended September 30, 2011, the cost and related accumulated amortization of fully-amortized intangible assets were written off. The components of identifiable intangible assets were as follows in thousands):

	Technology Based- Software	Technology Based- Other	Customer Based	Trademark	Covenant	Backlog	Total
As of September 30, 2011:
Gross carrying value	$3,868	$—	$1,272	$643	$33	$100	$5,916
Accumulated amortization	(2,619)	—	(1,076)	(455)	(28)	(85)	(4,263)

Net carrying value	$1,249	$—	$196	$188	$5	$15	$1,653

As of September 30, 2010:
Gross carrying value	$7,944	$11,845	$8,071	$1,382	$38	$113	$29,393
Accumulated amortization	(4,984)	(11,845)	(7,602)	(939)	(27)	(82)	(25,479)

Net carrying value	$2,960	$—	$469	$443	$11	$31	$3,914

        Amortization of developed technology related to software is recorded to costs of revenue. Amortization of all other identifiable intangible assets is recorded to operating expenses. The following table presents amortization of identifiable intangible assets for the fiscal years (in thousands):

	2011	2010	2009
Amortization of intangible assets—software	$1,676	$1585	$1,160
Amortization of intangible assets—other	589	626	1,050

Total amortization of intangible assets	$2,265	$2,211	$2,210

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Goodwill and Identifiable Intangible Assets (Continued)

        The estimated future amortization expense for existing identifiable intangible assets as of September 30, 2011 was as follows (in thousands):

Fiscal Years	Total
2012	$1,369
2013	284

Total	$1,653

Weighted average remaining useful lives as of September 30, 2011 (years)	1.7

(6) Stock-Based Compensation

  1999 Equity Incentive Plan

        On March 18, 2011, the stockholders of the Company approved an extension of the term of the 1999 Equity Incentive Plan ("Incentive Plan") until December 31, 2014, which would have expired on December 31, 2011 without their approval. As of September 30, 2011, the Company was authorized to issue up to approximately 3.7 million shares of common stock under its Incentive Plan to employees, directors and consultants, including nonqualified and incentive stock options, RSUs, and stock bonuses. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full either three years or four years from the date of grant. As of September 30, 2011, approximately 1.8 million options and approximately 0.7 million RSUs were outstanding under the Incentive Plan. Approximately 1.2 million shares were available for future issuance under the Incentive Plan as of September 30, 2011.

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

  1999 Employee Stock Purchase Plan

        In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("Purchase Plan"), which will expire on June 28, 2019. On March 18, 2011, the stockholders of the Company authorized an additional 0.4 million shares of common stock for issuance under the Purchase Plan. As of September 30, 2011, the Company had reserved a total of approximately 0.4 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee's compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

  Restricted Stock Units

        Since fiscal 2009, the Company has been issuing RSUs rather than stock options to eligible employees as the primary type of long-term equity-based award. Stock-based compensation cost for RSUs is measured based on the value of the Company's stock on the grant date, reduced by the present value of the dividend yield expected to be paid on the Company's common stock. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

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

        The fair value of each RSU granted in fiscal 2009 was based upon the market value of the Company's stock on the date of grant. Beginning in the first quarter of fiscal 2010, the Company began declaring and paying dividends on its common stock. Accordingly, the fair value of each RSU granted subsequent to September 30, 2009 was estimated on the date of the grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for each RSU granted in the years ended September 30, 2011 and 2010 under the Incentive Plan were as follows:

	September 30,
	2011	2010
Volatility	55.9%	60.4%
Risk free interest rate	1.1%	0.7%
Expected life (in years)	3.4	2.5
Dividend yield	1.4%	2.2%

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

        A summary of RSU activity under the Company's Incentive Plan the three years ended September 30, 2011 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2008	—	$—
Granted	487	8.90
Vested	(16)	9.43
Cancelled	(1)	7.59

Outstanding at September 30, 2009	470	$8.88
Granted	60	9.05
Vested	—	—
Cancelled	(41)	7.59

Outstanding at September 30, 2010	489	$9.07
Granted	293	17.63
Vested	(15)	8.65
Cancelled	(24)	8.74

Outstanding at September 30, 2011*	743	$12.43

*
Included in the total outstanding RSU balance at September 30, 2011, are 20,000 Performance Stock Units ("PSUs") that were issued in fiscal 2011 and 20,000 PSUs that were issued in fiscal 2009. Each PSU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient before adjusting for performance conditions. The actual number of shares the recipient receives is determined at the end of a performance period based on actual results achieved versus pre-established targets and may range from 0% to 100% of the Target Shares granted. The pre-established targets are based on net revenue and operating results over the performance period.

        As of September 30, 2011, there was $4.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 1.6 years.

  Stock Options

        The Company did not grant any stock options during the years ended September 30, 2011 and 2010. Weighted average assumptions for options granted under the Incentive Plan for fiscal year 2009 were as follows:

2009
Volatility	39.1%
Risk-free interest rates	2.0%
Expected life (in years)	4.5
Dividend yield	—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

        A summary of option activity under the Company's Incentive Plan for the three years ended September 30, 2011 is presented below (in thousands, except per share and term amounts):

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	5,948	$14,67	6.5
Granted	67	10.16
Exercised	(241)	7.16
Forfeited or canceled	(916)	32.29
Expired	(56)	12.00

Outstanding at September 30, 2009	4,802	$11.65	5.8
Granted	—	—
Exercised	(280)	8.91
Forfeited or canceled	(67)	12.52
Expired	(416)	14.76

Outstanding at September 30, 2010	4,039	$11.51	4.9
Granted	—	—
Exercised	(2,208)	11.13
Forfeited or canceled	(17)	12.22
Expired	(35)	14.51

Outstanding at September 30, 2011	1,779	$11.92	4.4	$16,385

Vested and expected to vest	1,775	$11.92	4.4	$16,350

Exercisable at September 30, 2011	1,664	$11.92	4.3	$15,327

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on September 30, 2011. The aggregate intrinsic value of options exercised during the year ended September 30, 2011 was $18.4 million.

        As of September 30, 2011, there was $0.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that are expected to be recognized over a weighted average period of 0.7 years.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

        The following table presents the composition of options outstanding and exercisable as of September 30, 2011:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (In Years)
Range of Exercise Prices	Number of Shares Outstanding		Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 7.25 - $10.48	178,958	4.87	$9.59	167,809	$9.66
$10.51 - $10.95	198,868	3.35	10.76	198,555	10.76
$10.97 - $11.00	220,551	4.50	10.99	220,551	10.99
$11.01 - $11.97	136,282	5.94	11.78	81,224	11.76
$11.98 - $11.98	260,628	3.75	11.98	260,628	11.98
$12.00 - $12.63	178,203	3.58	12.31	170,528	12.32
$12.65 - $12.76	188,038	5.46	12.69	156,752	12.70
$12.98 - $13.42	212,357	3.89	13.14	211,669	13.14
$13.43 - $14.21	182,091	5.29	13.59	174,263	13.58
$14.39 - $16.30	22,600	5.73	15.27	22,131	15.28

	1,778,576	4.44	$11.92	1,664,110	$11.92

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

        Weighted average assumptions for rights issued under the Purchase Plan for the fiscal years were as follows:

	2011	2010	2009
Volatility	55.5%	62.9%	55.4%
Risk-free interest rates	0.4%	0.5%	1.0%
Expected life (in years)	1.3	1.3	1.3
Dividend yield	1.1%	0.2%	—

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Stock-Based Compensation (Continued)

  Stock-Based Compensation Expense

        The following table provides a summary of the stock-based compensation expense included in the consolidated statements of operations for the fiscal years (in thousands):

	2011	2010	2009
Direct costs of revenue	$436	$425	$572
Development	759	778	969
Operations	375	440	554
Sales and marketing	1,263	1,244	1,580
General and administrative	527	478	717

Total	$3,360	$3,365	$4,392

  Stockholder Rights Plan

        On October 28, 2002, the Company announced that its Board of Directors adopted a stockholder rights plan. The plan was amended on December 15, 2003. The plan is designed to protect the long-term value of the Company for its stockholders during any future unsolicited acquisition attempt. The rights become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 20% of the Company's outstanding common stock by a person or group. The Company's Board of Directors adopted a policy under which a committee consisting solely of independent directors of the Board will review the Rights Agreement at least once every three years to consider whether maintaining the Rights Agreement continues to be in the best interests of Keynote and its stockholders. The Board may amend the terms of the rights without the approval of the holders of the rights.

(7) Stockholders' Equity

  Comprehensive Income

        Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders' equity but are excluded from net income. The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

        Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the consolidated statements of operations as incurred and were $(0.3) million, $(0.1) million and $0.5 million for the years ended September 30, 2011, 2010 and 2009, respectively.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(7) Stockholders' Equity (Continued)

        The following table summarizes the components of accumulated other comprehensive income for the fiscal years (in thousands):

	2011	2010	2009
Unrealized (loss) gain on available-for-sale investments	$(131)	$65	$—
Foreign currency translation adjustments	1,314	2,451	6,967

Accumulated other comprehensive income	$1,183	$2,516	$6,967

        The Company did not record deferred taxes on unrealized losses on its investments due to the valuation allowance on deferred tax assets for capital losses in the United States. There is no tax effect on the foreign currency translation because it is management's intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.

  Dividends

        Prior to November 2009, the Company had not declared or paid any cash dividends on its common stock or other securities. During the years ended September 30, 2011 and 2010, the Company declared and paid the following cash dividends (in thousands except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2011
December 1, 2010	December 15, 2010	$0.06	$898
March 1, 2011	March 15, 2011	$0.06	$970
June 1, 2011	June 15, 2011	$0.06	$991
September 1, 2011	September 15, 2011	$0.06	$1,036
Fiscal 2010
December 1, 2009	December 15, 2009	$0.05	$727
March 1, 2010	March 15, 2010	$0.05	$731
June 1, 2010	June 15, 2010	$0.05	$743
September 1, 2010	September 15, 2010	$0.05	$746

(8) Income Taxes

        Income before income taxes is attributed to the following geographic locations for the fiscal years (in thousands):

	2011	2010	2009
United States	$11,832	$1,736	$3,473
Foreign	3,423	847	803

Income before income taxes	$15,255	$2,583	$4,276

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

        Provision for income taxes for the fiscal years (in thousands):

	2011	2010	2009
Current:
Federal	$20	$41	$43
Foreign	1,071	2,131	1,130
State	36	52	115

Total current tax expense	1,127	2,224	1,288

Deferred:
Federal	(35,158)	69	69
Foreign	548	(1,410)	(345)
State	(2,124)	14	7

Total deferred tax expense	(36,734)	(1,327)	(269)

Total (benefit) provision for income taxes	$(35,607)	$897	$1,019

        Provision for income taxes for the fiscal years differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2011	2010	2009
Federal tax expense at statutory rate	$5,339	$904	$1,497
State tax expense, net of federal tax effect	(2,100)	26	628
Non-deductible expenses and other	(71)	62	78
Stock-based compensation*	(467)	220	575
Change in valuation allowance for federal and state deferred tax assets	(39,141)	(788)	(2,229)
Foreign tax rate differential	833	473	470

Total (benefit) provision for income taxes	$(35,607)	$897	$1,019

*
Stock-based compensation for fiscal years 2010 and 2009 have been reclassified from non-deductible expenses and other, to conform to the fiscal year 2011 presentation.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the Company's deferred taxes for the fiscal years (in thousands):

	2011	2010
Deferred tax assets:
Accruals, reserves and other	$6,136	$8,040
Capitalized research and development	254	855
Intangibles related to acquisition	5,805	5,593
Property and equipment	21,531	23,470
Net operating loss carryforwards	22,084	25,432
Tax credit carryforwards	2,868	1,412

Gross deferred tax assets	58,678	64,802
Valuation allowance	(17,199)	(60,594)

Total deferred tax assets	41,479	4,208

Deferred tax liabilities:
Unremitted foreign earnings	(756)	—
Intangible assets	(290)	(495)

Net deferred taxes	$40,433	$3,713

Reported as:
Current deferred tax assets	$7,582	$3,749
Non-current deferred tax assets	32,851	359
Non-current deferred tax liabilities	—	(395)

Net deferred taxes	$40,433	$3,713

        Management has established a valuation allowance for the portion of deferred tax assets for which it is not more-likely-than-not to be realized. The net change in the total valuation allowance for the years ended September 30, 2011 and 2010 was a decrease of $(43.4) million and $(0.5) million, respectively.

        The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company's management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

        In the fourth quarter of fiscal year 2011, the Company's management determined, based on the Company's recent history of earnings coupled with its forecasted profitability, that it is more likely than not that $41.5 million of deferred tax assets will be realized in the foreseeable future and a valuation allowance should be maintained against the remaining deferred tax assets. Accordingly, in the fourth quarter of fiscal year 2011, the Company released $37.3 million of the valuation allowance on its deferred tax assets, primarily related to its federal deferred tax assets. The Company's remaining deferred tax assets subject to

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

valuation allowance because management does not believe that it is more likely than not that they will be realized primarily consist of foreign net operating losses in certain jurisdictions, net operating losses resulting from windfall stock option deductions which when realized will be credited to additional paid in capital and certain state deferred tax assets.

        Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded either as a reduction of the income tax provision or as a credit to paid-in-capital if the associated deferred tax asset relates to windfall stock option deductions on the exercise of stock options.

        Deferred tax liabilities have not been recognized for approximately $6.9 million of undistributed earnings of the Company's foreign subsidiaries at September 30, 2011. As of September 30, 2011, it is not practicable to determine the deferred tax liability related to these undistributed earnings. It is management's intention to reinvest such undistributed earnings indefinitely in its foreign subsidiaries, except for its subsidiary in the United Kingdom which was merged out of existence in fiscal year 2011. In connection with the merger of the United Kingdom subsidiary into the Company's Netherlands subsidiary, the United Kingdom subsidiary declared a dividend to the parent in the amount of the excess cash held by the subsidiary at the date of its dissolution. As of September 30, 2011, a deferred tax liability has been provided for approximately $1.8 million of undistributed earnings associated with the dividend from its foreign subsidiary in the United Kingdom. This deferred tax liability is reflected in the tax effects of temporary differences above, under the caption unremitted foreign earnings. If the Company distributes the remaining undistributed earnings of its foreign subsidiaries, in the form of dividends or otherwise, it would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

        The Company had net operating loss carryforwards as of September 30, 2011 for federal income tax purposes of $60.4 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in tax years 2011 through 2030. In addition, the Company had $26.8 million of net operating loss carryforwards as of September 30, 2011 available to reduce future taxable income, for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in tax years 2011 through 2030. As of September 30, 2011, federal and state net operating loss carryforwards of $22.2 million and $10.9 million, respectively, resulted from exercises of employee stock options, for which the related deferred tax asset has a full valuation allowance recorded against it on the Company's consolidated balance sheet. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

        As of September 30, 2011, the Company had research credit carryforwards of $2.6 million for federal and $3.6 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in tax year 2019. The California research credit carryforwards do not expire. As of September 30, 2011, state research credit carryforwards of $0.6 million resulted from exercises of employee stock options and were not recorded on the Company's consolidated balance sheet. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

        Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has determined that the net operating losses and research and

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

development credits acquired through the acquisition of two of its subsidiaries are subject to Section 382 limitations, and the effects of the limitations have been reflected in the loss and credit carryforwards. If an additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

        In December 2007, the Company entered into an agreement whereby it purchased certain intangible assets from its German subsidiary. This transaction was treated as an intercompany sale and, as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Therefore, in December 2007, the Company recorded a long-term prepaid tax asset of $1.8 million which represents the tax that the German subsidiary will pay of $3.0 million, offset by the elimination of the remaining carrying amount of the deferred tax liability related to these intangible assets that was established at the time of the acquisition of the German subsidiary. The deferred tax liability had a carrying amount of $1.2 million at the time of the transfer. The net prepaid tax asset of $1.8 million is being amortized through tax expense over the life of the underlying asset which has been estimated to be 48 months. During fiscal year 2009, the Company recorded an additional prepaid tax asset of $1.1 million which represents the additional tax that the German subsidiary will pay based upon an increase in the calculated price. The additional net prepaid tax asset of $1.1 million is being amortized through tax expense over the remaining life of the underlying asset. Amortization expense on the prepaid tax asset was $0.8 million for each of the three years ended September 30, 2011, 2010 and 2009. As of September 30, 2011, the prepaid tax asset, net of accumulated amortization, was $0.1 million and is included in prepaids, deferred costs and other current assets on the consolidated balance sheet.

        The Company has unrecognized tax benefits in accordance with the accounting guidance for uncertainty in income taxes. The aggregate changes in the balance of gross unrecognized tax benefits during the fiscal years were as follows (in thousands):

October 1, 2008 balance	$6,406
Increases related to prior year tax positions	472
Decreases related to prior year tax positions	(300)
Increases related to current year tax positions	482
Decreases related to lapse of statute of limitations	(28)

September 30, 2009 balance	$7,032
Increases related to prior year tax positions	51
Decreases related to prior year tax positions	(112)
Increases related to current year tax positions	77
Decreases related to settlement with taxing authorities	(25)

September 30, 2010 balance	$7,023
Increases related to prior year tax positions	1,402
Decreases related to prior year tax positions	(626)
Increases related to current year tax positions	137

September 30, 2011 balance	$7,936

        If the ending balance of approximately $7.9 million of unrecognized tax benefits at September 30, 2011 were recognized, $6.6 million would affect the effective income tax rate. In accordance with the Company's accounting policy, it recognizes accrued interest and penalties related to unrecognized tax

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

benefits in the provision for income taxes. The Company had accrued interest and penalties of $0.5 million at September 30, 2011. During fiscal year 2011, management reevaluated the treatment of a previous position and determined it would record an asset with an offsetting unrecognized tax benefit. This position represents $0.7 million of the amount disclosed above as increases to prior year tax positions. This position has no prior year impact on the Company's results of operations or financial condition.

        The Company has been notified that its 2006 through 2009 German income tax returns will be audited with the audit commencing in November 2011. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of this audit will have no material adverse effects on its results of operations or financial condition.

        It is possible that the amount of liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audit in Germany, may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company's existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

        As of September 30, 2011, the fiscal tax years that remain subject to examination in the Company's major tax jurisdictions are:

Jurisdiction	Open Tax Years
United States—federal	1997 through 2010
United States—California	2000 through 2010
Germany	2006 through 2010

(9) Commitments and Contingencies

    Leases

        The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through October 2015. As of September 30, 2011, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year	Operating Leases
2012	$840
2013	533
2014	381
2015	312
2016	25
Thereafter	—

Total minimum lease payments*	$2,091

*
Future minimum lease payments exclude sublease proceeds of $0.8 million.

        Rent expense was $1.0 million, $1.0 million and $1.9 million for the years ended September 30, 2011, 2010 and 2009, respectively.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Commitments and Contingencies (Continued)

    Commitments

        As of September 30, 2011, the Company had $2.5 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of between one to thirty-two months and become due if the Company terminates any of these agreements prior to their expiration.

        As of September 30, 2011, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.3 million to customers and vendors. These guarantees can only be executed upon agreement by both the customer or vendor and the Company. These guarantees are secured by an unsecured line of credit of $1.3 million.

    Legal Proceedings

        In August 2001, the Company and certain of its current and former officers were named as defendants in two securities class-action lawsuits based on alleged errors and omissions concerning underwriting terms in the prospectus for the Company's initial public offering. A Consolidated Amended Class Action Complaint for Violation of the Federal Securities Laws ("Consolidated Complaint") was filed on or about April 19, 2002, and alleged claims against the Company, certain of its officers, and underwriters of the Company's September 24, 1999 initial public offering ("underwriter defendants"), under Sections 11 and 15 of the Securities Act of 1933, as amended, and under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The lawsuit alleged that the defendants participated in a scheme to inflate the price of the Company's stock in its initial public offering and in the aftermarket through a series of misstatements and omissions associated with the offering. The lawsuit is one of several hundred similar cases pending in the Southern District of New York that have been consolidated by the Court.

        The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court's determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs' petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. As part of this settlement, the Company's insurance carrier has agreed to assume the Company's entire payment obligation under the terms of the settlement. Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit. All but two of the objectors withdrew their appeals, and Plaintiff moved to dismiss the remaining appeals, one for violation of the Second Circuit's rules and one for lack of standing. On May 17, 2011, the Second Circuit granted the motion to dismiss one objector's appeal for violations of the Court's rules and remanded the other appeal to the District Court to determine whether objector Hayes was a

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Commitments and Contingencies (Continued)

class member. On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member. On September 30, 2011, objector Hayes filed a notice of appeal from the District Court's decision. Although the District Court has granted final approval of the settlement agreement, there can be no guarantee that it will not be reversed on appeal. The Company believes that it has meritorious defenses to these claims. If the settlement is not implemented and the litigation continues against the Company, the Company would continue to defend against this action vigorously.

        In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. This lawsuit was one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company was not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court's order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court's order that dismissed 30 of the cases without prejudice. On June 22, 2009 the Ninth Circuit issued an order granting the parties' joint motion to consolidate the 54 appeals and 30 cross appeals. The Ninth Circuit heard oral argument on October 5, 2010, and the Court issued its written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court's decision that the demand letters that plaintiff submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including the Company) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court's decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing of the original three judge panel of the Court and a rehearing by the entire Court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court's mandate pending those parties' respective petitions for review by the United States Supreme Court. On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the United States Supreme Court. On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied plaintiff's petition. Oral argument was heard in the Supreme Court on November 29, 2011. No amount has been accrued as of September 30, 2011 since management believes that the Company's liability, if any, is not probable and cannot be reasonably estimated.

        The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Commitments and Contingencies (Continued)

    Warranties

        The Company's products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of September 30, 2011 or 2010, as costs to replace or correct are generally reimbursable under the manufacturer's warranty.

    Indemnification

        The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of September 30, 2011 or 2010.

(10) Geographic and Segment Information

        The Company operates in a single reportable segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the service quality of Internet and mobile communications.

        Information regarding geographic areas from which the Company's net revenue was generated, based on the location of the Company's customers for the fiscal years were as follows (in thousands):

	2011	2010	2009
United States	$50,714	$44,189	$44,433
Europe*	31,291	23,031	25,115
Other*	21,025	12,631	10,559

Total	$103,030	$79,851	$80,107

*
No individual country represented more than 10% of net revenue.

        Information regarding geographic areas which the Company had long lived assets (includes all tangible assets) as of the end of the fiscal years were as follows (in thousands):

	2011	2010
United States	$33,016	$32,213
Germany	1,393	1,212
Other	15	7

Total	$34,424	$33,432

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Supplementary Data (Unaudited)

        The following tables set forth quarterly supplementary data for each of the most recent two fiscal years.

	2011
	Quarter Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011(1)	Year Ended September 30, 2011
	(In thousands, except per share data)
Net revenue	$24,833	$24,107	$26,586	$27,504	$103,030
Gross profit	$13,625	$12,571	$14,165	$14,173	$54,534
Net income	$3,627	$3,331	$4,153	$39,751	$50,862
Basic net income per share	$0.24	$0.21	$0.25	$2.33	$3.16
Diluted net income per share	$0.23	$0.19	$0.23	$2.16	$2.91

(1)
The results of operations in the fourth quarter of fiscal year 2011 included an income tax benefit from the release of the valuation allowance against deferred tax assets of $37.3 million.

	2010
	Quarter Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	Year Ended September 30, 2010
	(In thousands, except per share data)
Net revenue	$20,709	$19,356	$19,273	$20,513	$79,851
Gross profit	$9,972	$8,811	$8,694	$9,823	$37,300
Net income (loss)	$981	$(144)	$(315)	$1,164	$1,686
Basic net income (loss) per share	$0.07	$(0.01)	$(0.02)	$0.08	$0.11
Diluted net income (loss) per share	$0.07	$(0.01)	$(0.02)	$0.08	$0.11

        Basic and diluted net income (loss) per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted net income (loss) per share information may not equal annual basic and diluted net income (loss) per share.

(12) Subsequent Events

  Dividend Declared

        In November 2011, the Company announced a dividend of $0.06 per share payable to stockholders of record as of December 1, 2011.

  Acquisition of DeviceAnywhere

        On October 7, 2011, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") to acquire Mobile Complete, Inc., doing business as DeviceAnywhere ("DeviceAnywhere"). Pursuant to the terms of the Merger Agreement, the Company will acquire DeviceAnywhere, with DeviceAnywhere continuing as a wholly-owned subsidiary of Keynote, for approximately $60 million in cash, subject to adjustment as provided in the Merger Agreement. Of the

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Subsequent Events (Continued)

cash paid at closing, $6 million will be placed in escrow for one year as security for the indemnification obligations of the former stockholders of DeviceAnywhere. The escrow shall be the Company's sole recourse for indemnification for the breach of representations and warranties except for matters related to intellectual property which have a cap of $10.5 million. In addition, Keynote will pay earn-out proceeds of up to an additional $30 million in cash if certain bookings, revenue and profitability milestones are achieved in calendar years 2011 and 2012.

        On October 18, 2011, the Company completed the acquisition of DeviceAnywhere. In the period ended September 30, 2011, the Company incurred approximately $0.5 million of direct transaction costs reported as general and administrative expenses in the consolidated statements of operations.

        DeviceAnywhere offers products and services for testing and monitoring the functionality, usability, performance and availability of mobile applications and Web sites. DeviceAnywhere extends the Company's enterprise mobile cloud product portfolio into the immediately adjacent mobile testing and quality assurance market.

        The Company is in the process of preparing the purchase price allocation related to the acquisition of DeviceAnywhere and the related proforma financial information, including the impact of adoption of Accounting Standards Update 2009-13 and 2009-14 related to revenue recognition, determination of the fair value of deferred revenue and the earnout liability, and an evaluation of the valuation allowance against deferred tax assets. Based on preliminary estimates, the Company expects between $12.0 million and $15.0 million of the purchase price to be allocated to identifiable intangible assets other than goodwill and the estimated value of the earn-out to be less than $5.0 million. A preliminary purchase price allocation is currently expected to be included in the Company's condensed consolidated financial statements for the quarter ending December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, California

        We have audited the internal control over financial reporting of Keynote Systems, Inc. and subsidiaries (the "Company") as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2011, of the Company and our report dated December 12, 2011 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph relating to the change in the Company's method for recognizing revenue for multiple element arrangements.

/s/ Deloitte & Touche LLP
San Jose, California
December 12, 2011

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2011. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our "internal control over financial reporting" as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2011.

Management's Annual Report on Internal Control over Financial Reporting

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management has concluded that, as of September 30, 2011, our internal control over financial reporting was effective based on these criteria.

        The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears above.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors will be presented in our definitive proxy statement ("definitive proxy statement") in connection with our 2012 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year-end. That information is incorporated into this report by reference. We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal accounting officer. This code of ethics is posted on our Web site. The Internet address for our Web site is www.keynote.com and the code of ethics may be found on the page entitled "Corporate Governance".

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

  (a)
  Documents to be filed as part of this report:

  (1)
  Financial Statements (see index to Item 8).

  (2)
  Financial Statement Schedules.

        Schedule II—Valuation and Qualifying Accounts was omitted as the required disclosures are included in Note 1 to the consolidated financial statements.

        All other schedules are omitted since the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.

    (3)
    Exhibits

        The following table lists the exhibits filed as part of this report. In some cases, these exhibits are incorporated into this report by reference to exhibits to our other filings with the Securities and Exchange Commission. Where an exhibit is incorporated by reference, we have noted the type of form filed with the Securities and Exchange Commission, the file number of that form, the date of the filing and the number of the exhibit referenced in that filing. [make sure Jeff carefully reviews and updates this}

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Here-With
2.01	Agreement and Plan of Merger dated October 7, 2011, by and among Keynote Systems, Inc., Kamala Acquisition Corp., Mobile Complete, Inc., and Frederic Veyssiere, as Stockholders' Agent.	8-K	000-27241	10-21-11	2.1
3.01	Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04
3.02	Bylaws, as amended.	8-K	000-27241	12-10-09	3.01
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02
4.01	Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01
10.01	Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A
10.03	Forms of stock option agreement and stock option exercise agreement under 1999 Equity Incentive Plan.	S-1	333-82781	08-23-99	10.04
10.03.1	1999 Equity Incentive Plan, as amended.	8-K	000-27241	03-07-11	99.01

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Here-With
10.04		Forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension under 1999 Employee Stock Purchase Plan.	S-1	333-82781	08-23-99	10.05
10.04.1		1999 Employee Stock Purchase Plan, as amended.	Schedule 14A	000-27241	01-28-11	Annex A
10.05		401(k) Plan.	S-1	333-82781	07-13-99	10.06
10.06	*	Amended and Restated Employment Agreement dated as of January 21, 2011 between Keynote and Umang Gupta.	8-K	000-27241	01-27-11	99.01
10.10	*	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.5
10.11	*	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.06
10.16	*	Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH ("SIGOS") and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems+	10-Q	000-27241	08-09-06	10.12
10.18	*	Employment Agreement between Keynote Systems, Inc. and Curtis Smith	10-Q	000-27241	08-06-10	10.1
21.01		Subsidiaries of Keynote Systems, Inc.					X
23.01		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Here-With
101	**	The following materials from Keynote's Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 12th day of December 2011.

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

Name	Title	Date
Principal Executive Officer:
/s/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 12, 2011
Principal Financial Officer:
/s/ CURTIS H. SMITH Curtis H. Smith	Chief Financial Officer	December 12, 2011
Principal Accounting Officer:
/s/ DAVID F. PETERSON David F. Peterson	Chief Accounting Officer	December 12, 2011
Additional Directors:
/s/ JENNIFER M. JOHNSON Jennifer M. Johnson	Director	December 12, 2011
/s/ CHARLES BOESENBERG Charles Boesenberg	Director	December 12, 2011
/s/ MOHAN GYANI Mohan Gyani	Director	December 12, 2011
/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	December 12, 2011
/s/ DR. DEBORAH RIEMAN Dr. Deborah Rieman	Director	December 12, 2011