Form 10-K/A
period 2011-09-30
KEYNOTE SYSTEMS INC
filed 2012-01-30
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of March 31, 2011, the aggregate market value of voting stock held by non-affiliates of the Registrant was $269 million, based on the closing price of a share of Registrant’s common stock on March 31, 2011, as reported by the NASDAQ Global Market.

The number of shares of the Registrant’s common stock outstanding as of December 31, 2011 was 17,297,217 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

The  registrant  hereby  amends its Annual Report on Form 10-K for the year ended  September 30, 2011 to include Part III of Form 10-K,  to the extent such information  was not  previously  included in the Annual Report on Form 10-K, as set forth below.  Items in the Annual Report on Form 10-K not referenced  below are not amended,  and this amendment does not reflect events occurring after the original  filing of the Annual  Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein.  Items referenced herein are amended as set forth below.

FORWARD-LOOKING STATEMENTS

Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K, and elsewhere herein or therein. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2012. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. No person is authorized to make any forward-looking statements on behalf of Keynote Systems, Inc. other than its authorized officers and then only through its external communications processes. Accordingly, you should not rely on any forward-looking statements regarding Keynote Systems, Inc. from any other sources and we undertake no obligation to correct or clarify any such forward-looking statements, except as required by federal securities law.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table and discussion set forth certain information with regard to the Company’s current directors.

Name	Age	Principal Occupation	Director Since
Umang Gupta	62	Chairman of the Board and Chief Executive Officer of Keynote	1997
Charles M. Boesenberg (2)(3)	63	Retired President and Chief Executive Officer of NetIQ, Inc.	2006
Mohan Gyani* (1)	60	Retired President and Chief Executive Officer of AT&T Wireless Mobility Services	2002
Jennifer M. Johnson (1)(3)	47	Executive Vice President and Chief Operating Officer of Franklin Resources, Inc.	2004
Raymond L. Ocampo Jr. (2)(3)	58	President and Chief Executive Officer of Samurai Surfer LLC	2004
Deborah Rieman (1)(2)	62	Retired President and Chief Executive Officer of Check Point Software Technologies Inc.	2002

*       Lead independent director

(1)     Member of our Compensation Committee

(2)     Member of our Nominating and Governance Committee

(3)     Member of our Audit Committee

Umang Gupta has served as one of our directors since September 1997 and as our Chief Executive Officer and Chairman of the Board of Directors since December 1997. From 1996 to 1997, he was a private investor and an advisor to high-technology companies. From 1984 to 1996, he was the founder, Chairman of the Board and Chief Executive Officer of Gupta Technologies, a client/server database and tools company. Prior to that, he held various positions with Oracle Corporation and IBM. Mr. Gupta holds a Bachelor of Science degree in chemical engineering from the Indian Institute of Technology, Kanpur, India, and an M.B.A. degree from Kent State University. We believe Mr. Gupta’s specific attributes that qualify him to serve as a member of our Board of Directors include his in-depth knowledge of our Company, as he has acted as our Chief Executive Officer since 1997, and the software industry, as indicated by his management positions at Gupta Technologies and Oracle Corporation.

Charles M. Boesenberg has served as one of our directors since September 2006. From January 2002, Mr. Boesenberg served as Chairman, Chief Executive Officer and President of NetIQ, Inc. until it was acquired by Attachmate Corporation in June 2006, at which time he retired. From March 2000 to December 2001, Mr. Boesenberg served as President of Post PC Ventures, a management and investment group. Mr. Boesenberg was President and Chief Executive Officer of Integrated Systems, Inc. (ISI), a provider of embedded systems software, from 1998 until ISI merged with Wind River Systems in February of 2000. Mr. Boesenberg joined ISI from Magellan, where he was Chief Executive Officer from 1992 to 1994. Mr. Boesenberg currently serves on the board of directors of Callidus Software Inc., Silicon Graphics, Inc., Boingo Wireless, Inc. and Ancestry.com, Inc. He holds a Bachelor of Science degree in mechanical engineering from the Rose Hullman Institute of Technology and a Masters of Science degree in business administration from Boston University. We believe Mr. Boesenberg’s specific attributes that qualify him to serve as a member of our Board of Directors include his extensive experience as a senior executive of public companies in the high-technology and software industry, and the experience and knowledge of operational matters gained as a past and present director of other companies.

Mohan Gyani has served as one of our directors since January 2002 and as lead independent director since January 2011. Mr. Gyani has been a private investor since December 2004. He serves as Vice-Chairman of Roamware and served as Chief Executive Officer and Chairman of Roamware from May 2005 to December 2005. Mr. Gyani was a senior advisor to the Chairman and Chief Executive Officer of AT&T Wireless from January 2003 to December 2004. He served as President and Chief Executive Officer of AT&T Wireless Mobility Services from February 2000 to January 2003. From 1995 to 1999, Mr. Gyani served as Executive Vice President and Chief Financial Officer of AirTouch Communications. Mr. Gyani is a member of the boards of directors of Safeway Inc., Union Bank and certain private companies and nonprofit organizations. Mr. Gyani holds an M.B.A. degree and a Bachelor of Administration degree in business administration from San Francisco State University. We believe Mr. Gyani’s specific attributes that qualify him to serve as a member of our Board of Directors include his extensive financial and management experience, his understanding and insights of mobile technology, which is an important market focus for our company, and also his past and present service as a director of public companies in a wide range of industries.

Jennifer M. Johnson has served as one of our directors since April 2004. Ms. Johnson serves as Executive Vice President and Chief Operating Officer of Franklin Resources, Inc., a financial services company. Prior to that time, she served in various other capacities for Franklin Resources, Inc. or its subsidiaries. Ms. Johnson serves as chairman of Franklin Capital Corporation, director of Fiduciary Trust Company International and is a member of Franklin Resources, Inc.’s Executive Committee. Ms. Johnson is also a member of the board of Templeton Global Growth Fund Ltd, Riva Financial Systems and a member of the board of other private companies and the Juvenile Diabetes Research Foundation and Shelter Network. Ms. Johnson is a graduate of the American Bankers Association’s Stonier Graduate School of Banking. She earned her Bachelor of Administration degree in economics and physical education from the University of California at Davis. We believe Ms. Johnson’s specific attributes that qualify her to serve as a member of our Board of Directors include extensive management experience in a large and complex global business, insights into how changes in the financial services industry affect our business, experience evaluating technology companies and an institutional investor perspective.

Raymond L. Ocampo Jr. has served as one of our directors since March 2004. Since April 2004, Mr. Ocampo has served as President and Chief Executive Officer of Samurai Surfer LLC, a consulting and investment company. In November 1996, Mr. Ocampo retired from Oracle Corporation, where he had served in various senior and executive positions since 1986, most recently as Senior Vice President, General Counsel and Secretary since September 1990. Mr. Ocampo is a member of the board of directors of PMI Group, Inc., Actuate Corporation, H5, Inc., a private company, and the Asian Pacific Fund, a nonprofit organization. Mr. Ocampo holds a J.D. degree from Boalt Hall School of Law at the University of California at Berkeley and an A.B. degree in political science from the University of California, Los Angeles. We believe Mr. Ocampo’s specific attributes that qualify him to serve as a member of our Board of Directors include his strong management and legal background, an investor perspective and extensive experience with high-technology and software companies.

Deborah Rieman has served as one of our directors since January 2002 and as our lead independent director from April 2004 until January 2011. Since June 1999, Dr. Rieman has managed a private investment fund. From July 1995 to June 1999, Dr. Rieman was the President and Chief Executive Officer of Check Point Software Technologies Inc., an Internet security software company. Dr. Rieman also serves as a director of Corning Inc., LogLogic, Inc. and SmartPak, Inc. Dr. Rieman holds a Ph.D. degree in mathematics from Columbia University and a Bachelor of Arts degree in mathematics from Sarah Lawrence College. We believe Dr. Rieman’s specific attributes that qualify her to serve as a member of our Board of Directors include her experience managing a large public technology company; and her knowledge of corporate strategy and operational oversight gained from her past and present leadership roles and service as a director of businesses in different industries.

Corporate Governance

We maintain a corporate governance page on our website which includes information about our corporate governance initiatives, including our Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Department Personnel, Corporate Governance Guidelines and charters for the committees of the Board of Directors. The corporate governance page can be found at www.keynote.com, by clicking on “Company,” on “Investor Relations,” and then on “Corporate Governance.”

Our policies and practices reflect corporate governance initiatives that are compliant with the listing requirements of The Nasdaq Stock Market and the corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

•    A majority of our Board members are independent of Keynote and its management;

•    All members of key Board committees — the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee — are independent;

•    We have appointed a Lead Independent Director, Mr. Gyani;

•    The independent members of the Board of Directors meet regularly without the presence of management. The lead independent director presides at these executive sessions;

•    We have a clear code of business conduct that is annually affirmed by our employees;

•    The charters of the Board committees clearly establish their respective roles and responsibilities;

•    Our Audit Committee has procedures in place for the anonymous submission of employee complaints regarding accounting, internal accounting controls, or auditing matters;

•    We have adopted a code of ethics that applies to our Chief Executive Officer and all senior members of our finance department, including our Chief Financial Officer; and

•    We have adopted corporate governance guidelines and principles.

Board Leadership Structure

Mr. Gupta has served as Chief Executive Officer and Chairman of the Board since December 1997. Given the current market environment, the Board believes that having one leader serving as both the Chairman and Chief Executive Officer provides both decisive and effective leadership. Dr. Rieman served as our lead independent director from April 2004 until January 2011. In January 2011, Mr. Gyani was named as our lead independent director.  The Board believes that this role should be rotated periodically. Based on our most recent review of the Board leadership structure, the Board has determined that this leadership structure is optimal for the Company because it provides our Company with strong and consistent leadership with independent oversight.

In considering its leadership structure, the Board has taken a number of factors into account. The Board — which consists of a substantial majority of independent Directors who are highly qualified and experienced — exercises a strong, independent oversight function. This oversight function is enhanced by the fact that all of the Board’s Committees are comprised entirely of independent Directors. Further, as specified in our Corporate Governance Guidelines (and as discussed in greater detail below), the Board has designated one of its independent members as lead independent director, with significant responsibilities. A number of Board and Committee processes and procedures, including regular executive sessions of the independent, non-management Directors, periodic executive sessions with members of our independent registered public accounting firm, and annual evaluations of our Chairman and Chief Executive Officer’s performance against pre-determined goals, provide substantial independent oversight of our Chief Executive Officer’s performance. Finally, under the Company’s Bylaws and Corporate Governance Guidelines, the Board has the ability to change its structure, should that be deemed appropriate and in the best interest of Keynote and its stockholders. The Board believes that these factors provide the appropriate balance between the authority of those who oversee the Company and those who manage it on a day-to-day basis.

Most significantly, our position of lead independent director comes with a clear mandate and significant authority. While the lead independent director is elected annually, it is generally expected that he or she will serve for more than one year to provide consistency and continuity, with the position rotating periodically. The authority and the responsibilities of the lead independent director are detailed in the Corporate Governance Guidelines under which the lead independent director has the following specific responsibilities, among others:

•                  Coordinating the activities of the independent directors, including scheduling and establishing agendas for meetings of the independent directors;

•                  Serving as a liaison between the Chief Executive Officer and the independent directors; and

•                  Presiding over meetings at which the Chairman is not present, including executive sessions of the independent directors.

Role of Board in Risk Oversight

The Company management team is responsible for identifying and reviewing risks facing our company, including, without limitation, strategic, operational, financial and regulatory risks and meets regularly as part of such responsibility to review and discuss our risk exposure on a day-to-day basis. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure while the Audit Committee is responsible for considering and discussing major financial risk exposures and the steps management has taken to monitor and control these exposures . The Audit Committee regularly reviews enterprise risk management programs and initiatives and monitors compliance with securities and financial regulations, in addition to overseeing the audit work performed by the Company and its consultants in the area of internal audit for compliance with the Sarbanes-Oxley Act. The Nominating and Corporate Governance Committee monitors the effectiveness of the Company’s corporate governance guidelines. The Compensation Committee assesses and monitors whether any of the Company’s compensation policies and programs has the potential to encourage excessive risk-taking. To the extent any risks identified by each standing committee of the Board are material or otherwise merit discussion by the whole Board, the respective committee chairman will raise risks at the next scheduled meeting of the Board. The Audit Committee of the Board meets at least quarterly to review the major financial risk exposures in connection with various matters, including the filing of quarterly reports with the SEC. The other committees of the Board meet at least annually to review and discuss each committee’s respective areas of oversight and related risk exposures in such areas. The Board and its committees periodically receive risk management updates through business reports from management provided at meetings of the Board or its committees throughout the year. Following consideration of the information provided by management, the Board provides feedback and makes recommendations, as needed, to help minimize our risk exposure.

The Compensation Committee does not believe our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. Management assessed the Company’s compensation arrangements to determine if the programs’ provisions and operations create undesired or unintentional risk of a material nature. Our determination is based on our assessment of the balance of potential risk to potential reward. Although we reviewed all compensation programs, we focused on the programs with variability of payout, with the ability of a participant to directly affect payout and the controls on participant action and payout. Base salary and performance-based compensation are generally uniform in design and operation throughout the Company and with all levels of employees. The Company’s compensation policies and practices are centrally designed and administered, and are substantially identical for each employee.

Based on the foregoing, we believe that our compensation policies and practices do not create inappropriate or unintended significant risk to the Company as a whole. We also believe that our incentive compensation arrangements provide incentives that: do not encourage risk-taking beyond the organization’s ability to effectively identify and manage significant risks; are compatible with effective internal controls and the risk management practices of the Company; and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Board Committees

Our Board of Directors has a Compensation Committee, an Audit Committee and a Nominating and Governance Committee. Each committee operates pursuant to a written charter; copies of these written charters are available on our website at www.keynote.com.

Compensation Committee.  The current members of our Compensation Committee are Ms. Johnson, Mr. Gyani and Dr. Rieman. Ms. Johnson serves as the chair. The Board of Directors has determined that each member of the Compensation Committee is an independent director as defined by the rules of The Nasdaq Stock Market, a non-employee director within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and an outside director within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee considers and approves, or reviews and makes recommendations to our Board concerning salaries for our officers and incentive compensation for our officers and employees. The Compensation Committee’s process and procedures for determining executive compensation are discussed in “Compensation Discussion and Analysis.” The Compensation Committee also administers our Equity Incentive Plan and Employee Stock Purchase Plan.

Audit Committee.  Our Audit Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee:

•    evaluates the qualifications, independence and performance of our independent registered public accounting firm;

•    engages our independent registered public accounting firm and reviews and approves the scope of the annual audit and the audit fee;

•    discusses with management and our independent registered public accounting firm the results of the annual audit and the review of our quarterly financial statements;

•    approves the retention of our independent registered public accounting firm to perform any proposed permissible non-audit services;

•    monitors the rotation of partners of our independent registered public accounting firm on our engagement team as required by law;

•    reviews our critical accounting policies and estimates; and

•    annually reviews the Audit Committee charter and the committee’s performance.

The current members of our Audit Committee are Mr. Boesenberg, Ms. Johnson and Mr. Ocampo. Mr. Boesenberg serves as the chair. The Board of Directors has determined that each member of the Audit Committee is an independent director as defined by the rules of the Securities and Exchange Commission and The Nasdaq Stock Market, and that each of them is able to read and understand fundamental financial statements. The Board of Directors has also determined that Mr. Boesenberg  is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission and is “financially sophisticated” within the meaning of the rules of The Nasdaq Stock Market.

Nominating and Governance Committee.  The current members of our Nominating and Governance Committee are Mr. Ocampo, Mr. Boesenberg and Dr. Rieman. Mr. Ocampo serves as the chair. The Board of Directors has determined that each member of the Nominating and Governance Committee is an independent director as defined by the rules of The Nasdaq Stock Market. Our Nominating and Governance Committee identifies, considers and recommends candidates to serve as members of the Board, makes recommendations regarding the structure and composition of the Board and Board committees and oversees the annual Board evaluation process. The Nominating and Governance Committee is also responsible for overseeing, reviewing and making periodic recommendations concerning our corporate governance policies.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial personnel, including our Chief Financial Officer, Chief Accounting Officer and all other employees engaged in our finance organization. A copy of this code of ethics is posted on our website at www.keynote.com.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Please see information in “Compliance with Section 16(a) of the Securities Exchange Act of 1934” under Item 12.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This compensation discussion and analysis describes the material elements of compensation awarded to each of our executive officers who are identified in the Summary Compensation Table (the “named executive officers”). This discussion and analysis serves as an introduction to the executive compensation information provided in narratives, tables and footnotes that follow. This discussion and analysis contains statements about individual and Company performance targets and goals, and the likelihood of achieving these targets and goals, in the limited context of our compensation programs. Those statements should not be understood to be statements of our expectations or estimates of future performance or other guidance, and should not be applied to other contexts. These statements are subject to many risks and uncertainties, including, but not limited to, those identified in our Form 10-K for fiscal year 2011 under “Item 1A. Risk Factors.”

Overview

Compensation of the Company’s executive officers is intended to attract, motivate and retain highly qualified individuals with the leadership skills necessary to achieve the Company’s annual and long-term business objectives and to create stockholder value. The Compensation Committee has the responsibility for establishing and overseeing our executive officer compensation programs pursuant to the following objectives:

•                           Executive officers should be fairly compensated for the value of work provided, including the achievement of specific Company goals and objectives;

•                           Executive officers’ total direct compensation (consisting of salary, annual cash incentive compensation and long-term equity incentive compensation) should be competitive with market practices;

•                           Compensation of the executive officers should align their interests with the interests of the Company’s stockholders by providing the executive officers with long-term equity incentive compensation opportunities and promoting stock ownership, and thereby discouraging behavior that leads to excessive risk taking;

•                           A significant portion of the compensation of executive officers should be at risk; provided such risk does not lead to excessive risk taking by executive officers, and should vary based on the Company’s financial and operational performance as well as each executive officer’s level of responsibility and individual performance at the Company; and

•                           The executive officer compensation programs should be implemented in an objective and non-discriminatory manner.

Our Compensation Committee performs at least annually a strategic review of our executive officers’ overall compensation to determine whether they provide adequate incentives and motivation to our executive officers. During each fiscal year, the Compensation Committee meets with our Chief Executive Officer to review the objectives of Keynote and its executives for such year and to establish parameters for performance-based year-end bonus awards. Bonus awards for executives other than the Chief Executive Officer may be based on achievement of corporate objectives as well as on achievement of personal objectives (MBOs) as determined by the Chief Executive Officer. Corporate objectives are established by the Compensation Committee at the beginning of the fiscal year. Personal objectives are established by the Chief Executive Officer at the beginning of the fiscal year and usually involve a mix of quantitative and qualitative goals. At the conclusion of each fiscal year, the Compensation Committee meets with the Chief Executive Officer to review the performance of Keynote and its executive officers against the corporate objectives and parameters that were established for eligibility for performance-based bonuses and to award year-end cash bonuses. The Compensation Committee determines the compensation of the Chief Executive Officer outside of his presence.

The Compensation Committee has reviewed the results of the 2011 stockholder advisory vote on executive compensation.  Because a substantial majority (97.6%) of the stockholders casting votes approved the Company’s executive compensation policies, described in our proxy statement for the 2011 Annual Meeting, the Compensation Committee decided that it was not necessary to implement changes to our executive compensation programs as a result of the stockholder advisory vote.

General Compensation Policy and Objectives

Our executive compensation program is designed to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, to retain those individuals who continue to perform at or above the levels that we expect and to closely align the compensation of those individuals with the performance of our Company on both a short-term and long-term basis. Our compensation philosophy for executive officers is to relate compensation to individual and corporate performance. Accordingly, our compensation programs are designed with a framework of rewards, in the short-term and the long-term, for meeting and exceeding measurable company-wide goals and individual goals. Within this overall philosophy, the elements of compensation for our named executive officers include base salaries, cash incentive bonuses, and equity incentive awards.

We view these components of compensation as related but distinct. Although our Compensation Committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our understanding of the competitive market, our view of internal equity and consistency, individual performance and overall company performance. We typically have not engaged third party compensation consultants, except in the case of our compensation decisions regarding our Chief Executive Officer’s severance and change of control compensation. The Compensation Committee engaged Compensia in fiscal 2011 to do an analysis for use by the Compensation Committee in establishing appropriate severance and change of control compensation for Mr. Gupta. The Compensation Committee did not utilize any peer group or any formal benchmarking procedures and the Compensation Committee did not adopt any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation for fiscal 2011. However, the Compensation Committee’s philosophy is to have a significant portion of an employee’s compensation performance-based, while providing the opportunity to be well rewarded through equity if the Company performs well over time. The Compensation Committee also believes for technology companies, stock-based compensation is a primary motivator in attracting employees, rather than cash compensation.

From time to time, special business conditions may warrant additional compensation to attract, retain or motivate executives. Examples of such conditions could include acquisitions, recruiting or retaining specific or unique talent, and recognition for exceptional contributions. In these situations, the Compensation Committee considers the business needs and the potential costs and benefits of special rewards.

We estimate and record stock-based compensation expense over the service period of the award. Our cash compensation is recorded as an expense at the time the obligation is accrued. We currently intend that all cash compensation paid will be tax deductible for us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options granted at fair market value should be deductible, to the extent that an option constitutes an incentive stock option any gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to employees.

Elements of Compensation

The three material elements of our named executive officer compensation program are base salary, cash incentive awards and equity incentive awards.

Base Salary

We seek to provide our named executive officers with a base salary that is appropriate for their roles and responsibilities, and that provides them with a level of income stability. The Compensation Committee reviews base salaries annually, and adjusts them periodically in light of actual performance and current conditions. For fiscal year 2011, the base salaries of our named executive officers were determined for each individual by evaluating his scope of responsibility, historical qualitative performance and other contributions, prior experience and salary history. The Compensation Committee made its compensation decisions based on its subjective judgment taking into account the available information. As noted above, the Compensation Committee made these determinations without the specific advice of a compensation consultant, with the exception of Mr. Gupta’s base salary.

During 2011, Mr. Gupta’s base salary was increased from $297,000 (his fiscal year 2010 base salary) to $313,500 effective October 1, 2010 and to $330,000 effective April 1, 2011, to reinstate the salary reduction implemented during the economic downturn in fiscal 2009. Similarly, the base salary of Mr. Kraatz was increased from $225,000 (his fiscal year 2010 base salary) to $237,500 effective October 1, 2010 and to $250,000 effective April 1, 2011. These reinstatements of previous salary reductions corresponded with company-wide reinstatements to all employees that were affected in fiscal 2009. The base salaries of Messrs. Kaya and Loehlein were both increased from €172,000 (approximately $235,000 at the average exchange rate for fiscal year 2011) to €180,000 (approximately $245,000 at the average exchange rate for fiscal year 2011) effective January 1, 2011 based on their performance and the recommendation of the Chief Executive Officer. The base salary of Mr. Smith remained at $250,000 for fiscal year 2011.

Cash Incentive Awards

Each of our named executive officers is eligible to receive incentive cash compensation based on individual performance and/or our corporate performance for the entire year. The Compensation Committee met with our Chief Executive Officer to review the objectives of Keynote and its executives for fiscal year 2011 and to establish parameters for performance-based cash incentive awards, or bonus.

Our Chief Executive Officer’s bonus was based entirely on achieving corporate goals. Mr. Smith’s bonus was based on achieving MBOs established by the Chief Executive Officer at the beginning of the fiscal year and corporate goals. The bonus for Messrs. Kraatz, Kaya and Loehlein was based on MBOs. Corporate goals include quantitative goals, while MBOs involve a mix of quantitative and qualitative goals.

For fiscal year 2011, the on-target bonus for our Chief Executive Officer was 67% of his base salary at the end of the fiscal year, a decrease from 74% of his 2010 base salary, due to the fact that the absolute dollar amount of the target bonus remained the same while the base salary increased as a result of the reinstatement of the previously reduced base salary. The on-target bonuses as a percentage of base salary at the end of the fiscal year for each named executive officer, other than the Chief Executive Officer, was 30% for Mr. Smith, 40% for Mr. Kraatz, 50% for Mr. Kaya and 50% for Mr. Loehlein.

The bonus amounts for each of the named executive officers for fiscal year 2011 were as follows:

Name	On-Target Bonus	Maximum Bonus	Actual Bonus
Umang Gupta	$220,000	$440,000	$440,000
Curtis H. Smith (1)	75,000	125,000	124,379
Jeffrey Kraatz (2)	100,000	(2)	132,791
Adil Kaya (3)	122,000	244,000	157,986
Martin Loehlein (3)	122,000	244,000	157,986

(1)              Of Mr. Smith’s total on-target bonus, 33% is based on achievement of the MBOs described below and 67% is based on the corporate goals described below. If the corporate objectives for Mr. Smith were exceeded, Mr. Smith could have received up to 200% of the portion of his target bonus related to corporate goals.

(2)              There was no cap on the maximum bonus amount to be earned by Mr. Kraatz.  Mr. Kraatz earned a bonus of $132,791 for fiscal 2011.  This bonus payment was reduced to $82,791 in consideration of discretionary bonus payments made to Mr. Kraatz in fiscal 2009 and 2010.

(3)              If the objectives described below for Messrs. Kaya and Loehlein were exceeded, they could have received up to 200% of their target bonus. The amounts of Messrs. Kaya and Loehlein’s bonuses presented above are based on an average exchange rate for the fiscal year, as their bonuses are paid in Euros.

MBOs

Each named executive officer, other than our Chief Executive Officer, typically has a number of MBO goals for the fiscal year. The specific MBO goals, and the relative weighting of each, is determined by our Chief Executive Officer and confirmed by the Compensation Committee. Bonus payments associated with MBO goal achievement are based on the degree to which each objective is achieved, as determined by our Chief Executive Officer.

For fiscal year 2011, the MBO goals set by our Chief Executive Officer for our Chief Financial Officer, Mr. Smith, were established, reviewed and paid quarterly, focusing on the management of his area of responsibility and timely financial reporting. Specific MBO goals included: providing monthly financial statements and related information within a specified number of days; the quality of the financial information based upon the results of our independent auditor’s quarterly reviews and annual audit; the accuracy of the forecast for both the entire Company and the areas for which he managed; and managing an active investor relations calendar. For fiscal year 2011, Mr. Smith earned MBO bonus payments of $24,379 in the aggregate as a result of achievement of between 97% and 99% of the goals in each of the quarters.

For fiscal year 2011, the MBO goals set by our Chief Executive Officer for Mr. Kraatz, our Vice-President of Worldwide Sales and Services, were based on our worldwide revenue, excluding revenue from our SITE and GlobalRoamer products and services. If we have revenue in excess of a base amount, Mr. Kraatz was eligible to receive a bonus based on a percentage of our revenue in excess of this base revenue amount. The revenue goal is an annual goal, with quarterly progress payments. We have not disclosed the specific formulae or performance targets of Mr. Kraatz for several reasons, including our belief that disclosure would result in competitive harm to us. We do not publicly disclose this information and, if disclosed, we believe the information would provide competitors and others with insights into our operational strengths and weaknesses that would be harmful to us. We believe that the targets were difficult to achieve as they would require significant growth, which would be particularly challenging in the current economic environment. For fiscal year 2011, Mr. Kraatz earned a total MBO bonus of $132,791 based on his performance against the established goals.

The MBO objectives set by our Chief Executive Officer for Messrs. Kaya and Loehlein were based on revenue with an acceptable contribution margin from worldwide sales of all Keynote SIGOS products for the calendar year ended December 31, 2011. If minimum targets were not achieved, Messrs. Kaya and Loehlein would not earn any bonus. If maximum targets were achieved, Messrs. Kaya and Loehlein would earn 100% of their base salary as a bonus. If actual performance is between the minimum and maximum targets, Messrs. Kaya and Loehlein would earn an amount based on the percentage calculated by dividing the amount that actual performance is above the minimum target by the difference between the maximum target and the minimum target. We have not disclosed the specific formulae or performance targets of Messrs. Kaya and Loehlein for several reasons, including our belief that disclosure would result in competitive harm to us. We do not publicly disclose this information and, if disclosed, we believe the information would provide competitors and others with insights into our operational strengths and weaknesses that would be harmful to us. We believe that the targets were difficult to achieve as they would require significant growth, which would be particularly challenging in the current economic environment. During the calendar year ended December 31, 2011, they each earned a bonus of 56% of their base salary or approximately €101,000 (approximately $135,000 at the average exchange rate for fiscal year 2011) based on their performance against the established goals.

Corporate Objectives

For fiscal year 2011, the Compensation Committee selected revenue and earnings before interest, taxes, depreciation, amortization and stock-based compensation (“Adjusted EBITDA”) goals as the corporate goals because it believed that these measures are correlated strongly with stockholder value creation, improvement in these measures aligns with our overall growth strategy, we and our investors see these measures as among the most critical of our financial information, and these measures balance growth and profitability. The Compensation Committee also selected these measures to establish appropriate checks and balances among our financial objectives and to provide the strongest composite of indicators of our overall annual performance. The revenue and Adjusted EBITDA goals were set at levels intended to reward achieving results that met or exceed our expectations, with 50% of the total target bonus amount based on achievement of the revenue goal and 50% based on achievement of the Adjusted EBITDA goal.  The corporate goals were 100% of the target bonus for our Chief Executive Officer and 67% of the target bonus for our Chief Financial Officer, as it was believed that they had the most company-wide perspective in their roles.

The Compensation Committee believes that to provide for an appropriate incentive effect, at least a minimum threshold level of a particular corporate goal should be met in order for some portion of the target bonus to be payable, with the opportunity to receive a greater bonus amount as the performance levels increase, including the opportunity to receive a bonus in excess of the target amount if a particular corporate goal is exceeded.

With respect to revenue, 100% of the portion of the target bonus related to this corporate goal for fiscal 2011 service was payable if Keynote achieved the revenue goal of $88.0 million based on a constant foreign exchange rate, as calculated under generally accepted accounting principles in the United States.  Upon achievement of revenue in excess of the minimum threshold level, which was approximately 91% of the revenue goal, the bonus amount to be paid would be determined linearly based on a payout of $0 if revenues were at the minimum threshold level, a payout of 100% of the target upon achievement of the revenue goal, and a payout of 200%  upon achievement of 109% of the revenue goal. With respect to Adjusted EBITDA, 100% of the portion of the target bonus related to this corporate goal for fiscal year 2011 was payable if Keynote achieved Adjusted EBITDA of $14.7 million, based on the definition above and financial statements prepared under generally accepted accounting principles in the United States. A linear payout of 0% to 200% (of the portion of the target bonus amount related to this corporate goal) was payable upon achievement of Adjusted EBITDA within a range extending from approximately 83% of the Adjusted EBITDA goal (0% payout) to approximately 117% of the Adjusted EBITDA goal (200% payout). Based on the criteria established by the Compensation Committee, our Chief Executive Officer and Chief Financial Officer would not have received a payment for the portion of the 2011 bonus that was based on a company performance goal if the minimum achievement threshold level of a particular goal was not met. Conversely, if the achievement threshold of a particular goal was exceeded, our Chief Executive Officer and Chief Financial Officer would have received a payment amount that exceeded their respective target bonus associated with that goal, up to a maximum bonus of 200% of the target amount for such corporate goal.

For fiscal year 2011, Mr. Gupta earned a cash payment of $440,000 and Mr. Smith earned a cash payment of $100,000 as a result of our company exceeding the maximum target for both the revenue goal and the Adjusted EBITDA goal. These cash payments represent 200% of the target bonus for both Mr. Gupta and Mr. Smith that was based on achievement of the goals relating to our Company performance.

Because our Compensation Committee views cash bonuses as a reward for strong performance, we generally set company performance objectives at levels that would only be achieved if we improved on our past levels of performance. Accordingly, we generally believe that these targets are difficult to achieve and require a high level of execution and performance by our executives.

We do not have a formal policy regarding adjustment or recovery of awards or payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of the award.

Equity Incentive Awards

Each named executive officer is eligible to receive equity awards, which the Compensation Committee believes will reward the named executive officers if stockholder value is created over the long-term, as the value of the equity awards increase with the appreciation of the market value of our common stock. Accordingly, the primary purpose of our long-term equity awards is to align the interests of the named executive officers with those of the stockholders through incentives to create stockholder value. Equity awards also improve our ability to attract and retain our executive officers by providing compensation that is competitive with market levels.

Our equity compensation plan provides for awards of stock options, restricted stock, restricted stock units and stock bonuses, although to date we have only issued stock options and restricted stock units. Since 2009, we have used restricted stock units (“RSUs”), to link executive officer compensation directly to increases in the price of our common stock, which reflects increases in stockholder value. Equity awards compensate our executive officers more if our stock price increases after the date of grant and the executive officer remains employed for the period required for the equity award to vest. The Compensation Committee thus considers equity awards a particularly effective incentive and retention tool because it motivates our executive officers to increase stockholder value and remain with our Company.

Equity awards are typically awarded to executive officers upon hiring or promotion, in connection with a significant change in responsibilities, or sometimes to achieve additional ownership in our company. Each year, the Compensation Committee reviews the equity ownership of our executive officers and considers whether to make an additional award and takes into account our company-wide equity award refresh policy. In order to qualify for an additional equity award, an executive officer must have a strong performance evaluation rating. In making determinations as to additional grants to executive officers, the Compensation Committee remains sensitive to the potential dilutive impact and accounting expense of stock based compensation, and also takes into account, on a subjective basis and on the advice of the chief executive officer, in the case of other named executive officers, the responsibilities, past performance and anticipated future contribution of the executive, the competitiveness of the executive’s overall compensation package, as well as the executive’s existing equity holdings, accumulated realized and unrealized gains, and the potential reward to the executive if the market value of our common stock appreciates.

The following table summarizes the RSUs granted to named executive officers during fiscal year 2011:

Name	Restricted Stock Units Granted
Umang Gupta	—
Curtis H. Smith	—
Jeffrey Kraatz (1)	15,500
Adil Kaya (2)(3)	25,000
Martin Loehlein (2)(3)	25,000

(1)                RSUs vest entirely three years from date of grant.

(2)                15,000 RSUs vest entirely three years from date of grant.

(3)                5,000 RSUs vest upon the earlier of December 31, 2016 or the attainment of performance criteria established for calendar year 2012. 5,000 RSUs vest upon the earlier of December 31, 2016 or the attainment of performance criteria established for calendar year 2013.

RSUs were granted to assist in the retention of our executive officers, and to provide them with incentives to contribute to our future success. We did not grant any stock options to named executive officers during fiscal year 2011.

We also have an employee stock purchase plan that enables eligible employees to periodically purchase shares of our common stock at a discount. Participation in this plan is available to all executive officers on the same basis as our other employees.

We do not have any program, plan or obligation that requires us to grant equity compensation on specific dates and we have not made equity grants in connection with the release or withholding of material non-public information.

Other than the equity plans described above, we do not have any equity security ownership guidelines or requirements for our executive officers.

Employee Benefits

All of our named executive officers are eligible to participate in our 401(k) plan (which includes our matching contributions), health and dental coverage, life insurance, disability insurance, paid time off, and paid holidays on the same terms as are generally available to all employees. In calendar years 2009 and 2010, we suspended company matching contributions to our 401(k) plan. In calendar year 2011, we matched 25% of an employee’s contributions during the year up to a maximum employer match of $2,000 per employee, if the employee was employed by us at the end of the calendar year.

Severance and Change of Control Arrangements

During fiscal 2011, the Compensation Committee engaged Compensia for advice with respect to, and we entered into, an amended and restated employment agreement with Mr. Gupta which establishes Mr. Gupta’s annual base salary and eligibility for benefits, including separation compensation and bonuses. This agreement continues until it is terminated upon written notice by Mr. Gupta or us. We must pay Mr. Gupta his salary and other benefits through the date of any termination of his employment.

Pursuant to an offer letter dated May 21, 2010 with Mr. Smith, our Chief Financial Officer, if we terminate his employment with or without cause, we must provide him with either three months’ notice or must pay him three months of his base salary and benefits.

Pursuant to a promotion letter dated April 1, 2006 with Mr. Kraatz, our Senior Vice President, Worldwide Sales and Services, if we terminate his employment with or without cause, we must provide him with either three months’ notice or must pay him three months of his base salary plus his quarterly incentive compensation as averaged over the previous year.

Pursuant to separate service agreements that went into effect on April 28, 2008 with Messrs. Kaya and Loehlein, if we terminate their employment without cause, we must provide them with either twelve months’ notice or must pay them twelve months of their base salary and benefits.

In the event Mr. Gupta’s employment is terminated without “Cause” or if a “Constructive Termination” of his employment occurs following a change of control, Mr. Gupta would be entitled to receive twelve months of base salary and his equity awards will fully vest over the next 18 months.  In the event of his death or disability, he would be entitled to receive twelve months base salary and target bonus and his equity awards will fully vest over the next twelve months.  In the event Mr. Gupta’s employment is terminated without “Cause” or if a “Constructive Termination” each within twelve months following a sale of the company, Mr. Gupta would be entitled to receive full acceleration of any outstanding equity awards.  If Mr. Gupta voluntarily ceases his employment, but provides at least three-months advance notice and provides such assistance through the date of termination as the Board of Directors may reasonably request, he would be entitled to receive a ratable portion of his target bonus amount, subject to achievement of the goals and objectives for bonus eligibility.

“Cause” is defined to exist at any time after the happening of one or more of the following events:

•                  any willful act or acts of dishonesty undertaken by him and intended to result in substantial gain or personal enrichment at the expense of Keynote;

•                  any willful act of gross misconduct which is materially and demonstrably injurious to Keynote; or

•                  the willful and continued failure to substantially perform his duties with Keynote (other than incapacity due to physical or mental illness).

“Constructive Termination” means:

•                  a material reduction in Executive’s salary or benefits not agreed to by him;

•                  a material change in Executive’s responsibilities not agreed to by him; or

•                  a sale of the company if he is not the Chief Executive Officer of the resulting combined entity.

Under Mr. Smith’s offer letter dated May 21, 2010, which was approved by the Compensation Committee, in the event of a Change of Control of Keynote or within twelve months following a Change of Control of Keynote and either (i) he is terminated by Keynote (or its successor) without cause, or (ii) he terminates his employment for Good Reason, he is entitled to the following:

•                  50% of his annual base salary;

•                  50% of his bonus received in the prior fiscal year; and

•                  full acceleration of the vesting of his RSUs.

A Change of Control under Mr. Smith’s offer letter means (1) a merger or consolidation in which Keynote is not the surviving corporation (other than a merger or consolidation with a wholly-owned subsidiary, a reincorporation of our Company in a different jurisdiction, or other transaction in which there is no substantial change in our stockholders or their relative stock holdings), (2) a merger in which Keynote is the surviving corporation but after which our stockholders immediately prior to such merger (other than any stockholder that merges, or which owns or controls another corporation that merges, with our Company in such merger) cease to own their shares or other equity interest in our company, (3) the sale of substantially all of the assets of Keynote, or (4) the acquisition, sale, or transfer of more than 50% of the outstanding shares of Keynote by tender offer or similar transaction. Cause under his offer letter means (a) willfully engaging in gross misconduct that is materially and demonstrably injurious to Keynote; or (b) willful and continued failure to substantially perform his duties with Keynote (other than incapacity due to physical or mental illness), provided that such failure continues after the Board has provided a written demand for substantial performance, setting forth in detail the specific respects in which it believes he has willfully and not substantially performed his duties thereof and a reasonable opportunity (to be not less than thirty (30) days) to cure the same. Good Reason under his offer letter means a termination of employment within sixty (60) days following any one of the following events: (x) a ten percent (10%) or more reduction in annual base salary that is not part of a general salary reduction plan applicable to all officers of Keynote or any successor company; (y) a change in position or status to a position that is not at the level of Chief Financial Officer of Keynote or any successor company; or (z) relocating our principal place of business in excess of fifty (50) miles from the current location of such principal place of business.

The equity awards that we grant to our executive officers other than Messrs. Gupta and Smith under our 1999 Equity Incentive Plan generally provide for acceleration of the vesting of such awards upon the occurrence of specified events. If the executive officer is terminated without cause following a change of control of our company that occurs within twelve or less months after the date of grant of the equity award, option awards vest immediately with respect to 25% of the shares subject to that equity award and RSUs vest immediately with respect to 33.3% of the shares subject to that equity award. If the executive officer is terminated without cause following a change of control of our company that occurs more than twelve months after the date of grant of the equity award, equity awards vest immediately with respect to all of the shares subject to that equity award. With respect to these equity awards, cause is defined to mean (i) willfully engaging in gross misconduct that is materially and demonstrably injurious to us; or (ii) willful and continued failure to substantially perform the executive officer’s duties (other than incapacity due to physical or mental illness), provided that this failure continues after our Board of Directors has provided the executive officer with a written demand for substantial performance, setting forth in detail the specific respects in which it believes the executive officer has willfully and not substantially performed his or her duties and a reasonable opportunity (to be not less than 30 days) to cure the failure. A termination without cause includes a termination of employment by the executive officer within 30 days following any one of the following events: (x) a ten percent (10%) or more reduction in the executive officer’s salary that is not part of a general salary reduction plan applicable to all officers of the successor company; (y) a change in the executive officer’s position or status to a position that is not at the level of vice president or above with the successor; or (z) relocating the executive officer’s principal place of business in excess of fifty (50) miles from the current location of such principal place of business. All shares subject to equity awards held by Mr. Kraatz and any equity awards granted in the future to this executive officer, are subject to these acceleration provisions.

The intent of these arrangements is to enable the named executive officers to have a balanced perspective in making overall business decisions, and to be competitive with market practices. The Compensation Committee believes that change of control benefits, if structured appropriately, serve to minimize the distraction caused by a potential transaction and reduce the risk that key talent would leave our Company before a transaction closes. We do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code. Rather, we allow the named executive officer to reduce the benefit received or defer the accelerated vesting of options to avoid excess payment penalties.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Keynote has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Jennifer M. Johnson
Mohan Gyani
Deborah Reiman

Summary Compensation Table

The following table presents compensation information for fiscal years 2011, 2010 and 2009 paid or accrued to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers who were serving as executive officers as of September 30, 2011 (the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total
Umang Gupta(3)	2011	$321,750	$—	$440,000	$1,104	$762,854
Chief Executive Officer	2010	297,000	—	158,400	1,099	456,499
	2009	313,500	2,142,000	350,184	1,095	2,806,779

Curtis H. Smith	2011	250,000	—	124,379	578	374,957
Chief Financial Officer	2010	62,500	389,250	37,500	145	489,395
	2009	—	—	—	—	—

Jeffrey Kraatz Senior Vice President, Worldwide Sales and Services	2011 2010 2009	243,750 225,865 237,500	181,550 — 47,438	132,791 25,000 25,000	930 866 818	559,021 251,731 310,756

Adil Kaya(4)	2011	242,121	346,700	157,986	23,804	770,611
Managing Director,	2010	254,371	—	216,728	23,456	494,555
Keynote SIGOS	2009	223,087	—	188,922	22,988	434,997

Martin Loehlein(4)	2011	242,121	346,700	157,986	23,396	770,203
Managing Director,	2010	254,371	—	216,728	23,435	494,534
Keynote SIGOS	2009	223,087	—	188,553	22,988	434,628

(1)           The amounts reflect the grant date fair value, in accordance with ASC 718, of stock options and RSUs granted pursuant to the 1999 Equity Incentive Plan. Assumptions used in the calculation of these amounts are included in note 6 to our audited consolidated financial statements for fiscal year 2011, as included in our Annual Report on Form 10-K. The amounts shown disregard estimated forfeitures related to service-based vesting conditions. These amounts reflect the grant date fair value of these awards that will be reflected as an expense over their vesting period, and do not correspond to the actual value that may be recognized by the named executive officer.

(2)           The amounts disclosed in the All Other Compensation column for Messrs. Gupta, Smith, and Kraatz consist of our long-term disability insurance premiums we paid for the officers. We did not pay matching 401(k) contributions in fiscal years 2009, 2010 and 2011. The amounts disclosed in the All Other Compensation column for Messrs. Kaya and Loehlein consist of an automobile allowance and health insurance premiums we paid for the officers.

(3)            Effective October 1, 2011, Mr. Gupta’s annual base salary was increased to $365,000.

(4)            The amounts paid to Messrs. Kaya and Loehlein, except for the amounts in the Stock Awards column, were based on an average exchange rate for the respective fiscal year, as their cash compensation is paid in Euros.

Grants of Plan-Based Awards

The following table presents the grants made to each of our named executive officers during fiscal year 2011:

		Estimated Future Payouts Under			All Other	Grant
		Non-Equity Incentive Plan Awards(1)			Stock Awards	Date Fair
		Threshold	Target	Maximum	Number of	Value of Stock
Name	Grant Date	($)	($)	($)	RSUs	Awards ($)
Umang Gupta	—	$—	$220,000	$440,000	—	$—

Curtis H. Smith	—	—	75,000	125,000	—	—

Jeffrey Kraatz	—	—	100,000	(2)	—	—
	10/25/10	—	—	—	15,000	171,300	(3)
	07/01/11	—	—	—	500	10,250	(3)

Adil Kaya	—	—	122,000	244,000	—	—
	10/25/10	—	—	—	15,000	171,300	(4)
	02/16/11	—	—	—	5,000	89,050	(4)
	02/25/11	—	—	—	5,000	86,350	(4)

Martin Loehlein	—	—	122,000	244,000	—	—
	10/25/10	—	—	—	15,000	171,300	(4)
	02/16/11	—	—	—	5,000	89,050	(4)
	02/25/11	—	—	—	5,000	86,350	(4)

(1)                    Bonuses payable pursuant to the bonus plans for fiscal year 2011 described in “Compensation Discussion and Analysis.”

(2)                    There was no cap on the maximum bonus amount to be earned by Mr. Kraatz.

(3)                    The October 25, 2010 RSU grant is scheduled to vest 100% on the third anniversary of the grant date. The July 1, 2011 RSU grant is scheduled to vest 100% on the fourth anniversary of the grant date.

(4)                    The October 25, 2010 RSU grant is scheduled to vest 100% on the third anniversary of the grant date. The February 16, 2011 and February 25, 2011 RSU grants are scheduled to vest upon the earlier of December 31, 2016 or the attainment of performance criteria established for calendar year 2012 and 2013, respectively.

2011 Outstanding Equity Awards at Fiscal Year End

The table below summarizes outstanding equity awards held by each of our named executive officers at September 30, 2011:

	Option Awards(1)					Stock Awards			Equity Incentive Plan Awards
	Number of	Number of
	Securities	Securities							Number of
	Underlying	Underlying				Number of		Market Value of	Unearned		Market or
	Unexercised	Unexercised		Option		Units of Stock		Units of Stock	RSUs		Payout Value of
	Options	Options		Exercise	Option	That Have		That Have	That Have		Unearned RSUs
	(#)	(#)		Price	Expiration	Not Vested		Not Vested	Not Vested		That Have Not
Name	Exercisable	Unexercisable		($)	Date	(#)		($)(2)	(#)		Vested ($)(2)
Umang Gupta	—	—		—	—	180,000	(3)	$3,803,400	20,000	(4)	$422,600
	—	—		—	—	—		—	—		—

Curtis H. Smith	—	—		—	—	30,000	(5)	$633,900	—		—

Jeffrey Kraatz	—	—		—	—	6,250	(3)	$132,063	—		—
	—	—		—	—	15,000	(3)	$316,950	—		—
	—	—		—	—	500	(6)	$10,565	—		—
	40,000	—		12.98	09/01/2015	—		—	—		—
	65,000	—		11.00	04/04/2016	—		—	—		—
	60,000	—		13.42	04/01/2017	—		—	—		—
	15,833	4,167		12.65	07/07/2018	—		—	—		—

Adil Kaya	—	—		—	—	15,000	(3)	$316,950	—		—
	—	—		—	—	—		—	5,000	(7)	$105,650
	—	—		—	—	—		—	5,000	(8)	$105,650
	40,000	—		11.00	04/04/2016	—		—	—		—
	25,000	—		10.31	07/01/2016	—		—	—		—
	25,000	—		10.73	01/08/2017	—		—	—		—
	—	12,500	(6)	11.61	05/05/2018	—		—	—		—

Martin Loehlein	—	—		—	—	15,000	(3)	$316,950	—		—
	—	—		—	—	—		—	5,000	(7)	$105,650
	—	—		—	—	—		—	5,000	(8)	$105,650
	40,000	—		11.00	04/04/2016	—		—	—		—
	25,000	—		10.31	07/01/2016	—		—	—		—
	25,000	—		10.73	01/08/2017	—		—	—		—
	—	12,500	(6)	11.61	05/05/2018	—		—	—		—

(1)

Unless otherwise noted, all unvested options vest as to 25% of the shares of common stock underlying it on the first anniversary from the date of grant and as to 2.0833% of the underlying shares monthly thereafter until fully vested. All options were granted under our 1999 Equity Incentive Plan.

(2)	The market value of RSUs was calculated by multiplying the number of unvested RSUs by $21.13, the closing price of our common stock on the last trading day of the fiscal year ended September 30, 2011.

(3)	RSUs vest entirely three years from date of grant.

(4)	Consist of 20,000 performance-based RSUs that vest on December 14, 2012 based on meeting long-term company financial performance objectives.

(5)	RSUs vest in three equal annual installments on the anniversary of the commencement of employment, which was July 1, 2010.

(6)	Option or RSUs vest entirely four years from date of grant.

(7)	RSUs vest upon the earlier of December 31, 2016 or the attainment of performance criteria established for calendar year 2012.

(8)	RSUs vest upon the earlier of December 31, 2016 or the attainment of performance criteria established for calendar year 2013.

2011 Option Exercises and Stock Vested

The table below summarizes the options exercised and RSUs vested by each of our named executive officers during fiscal year 2011.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(1)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(1)(e)
Umang Gupta	500,000	$5,699,552	—	—
Curtis H. Smith	—	—	15,000	321,600	(2)
Jeffrey Kraatz	10,100	57,264	—	—
Adil Kaya	90,000	381,646	—	—
Martin Loehlein	90,000	325,468	—	—

(1) The dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of shares of our common stock to which the exercise of the option related by (ii) the difference between the selling price of our common stock on the date of exercise and the exercise price of the options. The dollar amounts shown in column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of our common stock on the vesting date.

(2) This represents the first annual installment of an RSU award granted July 1, 2010.

Potential Payments Upon Termination or Change in Control

The following table summarizes the value of benefits payable to each named executive officer pursuant to the arrangements described above:

				Termination following a Change of Control
	Termination					Acceleration of		Acceleration of
			Acceleration of			Stock Option		Restricted Stock
Name	Severance(1)		Equity Vesting	Severance(1)		Vesting(2)		Unit Vesting(2)
Umang Gupta	$330,000	(3)	—	$330,000	(3)	—		$4,226,000	(4)
Curtis H. Smith	$62,500	(5)	—	$162,500	(6)	—		$1,162,150	(7)
Jeffrey Kraatz	$68,800	(8)	—	$68,800	(8)	35,336	(9)	$459,578	(9)
Adil Kaya	$265,000	(10)	—	$265,000	(10)	119,000	(11)	528,250	(11)
Martin Loehlein	$265,000	(10)	—	$265,000	(10)	119,000	(11)	528,250	(11)

(1)                Severance for Messrs. Gupta and Smith reflects base salary and benefits. Severance for Mr. Kraatz reflects base salary and his quarterly incentive compensation as averaged over the previous year. Severance for Messrs. Kaya and Loehlein reflects base salary, benefits and automobile allowance. The severance amounts for Messrs. Smith, Kraatz, Kaya and Loehlein assumes that the applicable notice required to avoid severance payments was not received.

(2)              Calculated based on termination in connection with a change of control taking place as of September 30, 2011, the last day of our most recent fiscal year, on which the market value of our common stock was $21.13 per share based on the closing price of the Company’s common stock on that day.

(3)              Reflects continued base salary for twelve months following termination.

(4)              Reflects value of 100% acceleration of unvested RSUs to vest 200,000 shares of common stock if Mr. Gupta is not the Chief Executive Officer of the combined company following a change of control.

(5)              Reflects continued base salary and benefits for three months following termination.

(6)              Reflects 50% of annual base salary plus 50% of the target bonus in the event of a Change of Control or if within twelve months following a Change of Control of Keynote and either (i) he is terminated by Keynote without cause or (ii) he terminates his employment for Good Reason.

(7)              Reflects value of 100% acceleration of unvested RSUs to vest 55,000 shares of common stock in the event of a Change of Control or if within twelve months following a Change of Control of Keynote and either (i) he is terminated by Keynote without cause or (ii) he terminates his employment for Good Reason.

(8)              Reflects continued base salary for three months plus quarterly incentive compensation, as averaged over the previous year, following termination.

(9)              Reflects value of 100% acceleration of unvested options to purchase 4,167 shares of common stock with an exercise price of $12.65 and 100% acceleration of unvested RSUs to vest 21,750 shares of common stock.

(10)        Reflects continued base salary, benefits and automobile allowance for twelve months following termination. The amount in the table is the approximate United States dollar equivalent using the exchange rate as of September 30, 2011, as the amount would be paid in Euros.

(11)         Reflects value of 100% acceleration of unvested options to purchase 12,500 shares of common stock with an exercise price of $11.61 and 100% acceleration of unvested RSUs to vest 25,000 shares of common stock.

Director Compensation

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. Directors who are employees of Keynote do not receive compensation from us for the services they provide as directors. In setting compensation for our outside directors, we consider the significant amount of time that directors expend in fulfilling their duties, the skill level required of members of the Board and also director compensation paid to directors at companies that have generally comparable revenues and market capitalization to us, in our industry and in adjacent industries. In previous fiscal years, the Compensation Committee has engaged Compensia, Inc. (“Compensia”), an independent compensation consultant, to review the Board’s compensation.

Cash Compensation.  Non-employee directors were scheduled to be paid an annual retainer fee of $27,000 for fiscal year 2011; this payment is subject to a director attending at least four of the five regularly scheduled Board meetings during the fiscal year and at least 75% of the total number of Board meetings held during the fiscal year. In addition, members of the Compensation Committee and the Nominating and Governance Committee were each scheduled to be paid an annual fee of $4,500, and members of the Audit Committee were each scheduled to be paid an annual fee of $9,000, with the Chairman of the Audit Committee receiving $13,500. The cash retainers earned for fiscal year 2011 by each of our non-employee directors are indicated in the table below. All directors are also reimbursed for their reasonable expenses in attending Board and committee meetings.

Equity Compensation.  Historically, our non-employee directors received both automatic option grants and discretionary option awards under our 1999 Equity Incentive Plan. Effective in fiscal year 2009, we began awarding RSUs rather than stock options. On July 1, 2009, the non-employee directors were each awarded 15,000 RSUs with a fair value of $7.59 per share, the market value of our common stock on that date.

As of September 30, 2011, each non-employee director had the following number of RSUs outstanding: Charles M. Boesenberg: 15,000; Mohan Gyani: 15,000; Jennifer M. Johnson: 15,000; Raymond L. Ocampo, Jr.: 15,000; and Deborah Rieman: 15,000. These RSUs will vest in full on the date of the 2012 Annual Meeting of Stockholders. The vesting of all of the non-employee directors’ equity awards will accelerate in full upon a change of control of Keynote.

As of September 30, 2011, each non-employee director had the following number of shares subject to options outstanding: Charles M. Boesenberg: 62,336 with exercise prices ranging from $9.86 to $13.51; Mohan Gyani: 150,000 with exercise prices ranging from $9.86 to $13.51; Jennifer M. Johnson: 146,000 with exercise prices ranging from $9.86 to $13.51; Raymond L. Ocampo, Jr.: 167,000 with exercise prices ranging from $9.86 to $13.51; and Deborah Rieman: 130,000 with exercise prices ranging from $9.86 to $13.51. The outstanding unvested options are vesting monthly over the remaining four year vesting period and have a ten year term and accelerate and may be exercisable in full upon a change of control.

Cash fees earned by and the grant date fair value of stock option and restricted stock awards to our non-employee directors during fiscal year 2011 were as follows:

Director Compensation

Fees Earned or Paid in Cash

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Charles M. Boesenberg	$45,000	$—	$—	$45,000
Mohan Gyani	$31,500	$—	$—	$31,500
Jennifer M. Johnson	$40,500	$—	$—	$40,500
Raymond L. Ocampo Jr.	$40,500	$—	$—	$40,500
Deborah Rieman	$36,000	$—	$—	$36,000

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has at any time since our formation been one of our officers or employees. None of our executive officers currently serves, or in the past has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information as to the beneficial ownership of our common stock as of December 31, 2011 by:

•                                            each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•                                            each of our directors;

•                                            our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers who were serving as executive officers as of September 30, 2011; and

•                                            all of our directors and executive officers as a group.

The percentage ownership is based on 17,297,217 shares of common stock outstanding as of December 31, 2011. Shares of common stock that are subject to options currently exercisable, or exercisable within 60 days of December 31, 2011, and RSUs that will vest within 60 days of December 31, 2011 are deemed outstanding for the purposes of computing the percentage ownership of the person holding these options but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise noted, the address for each stockholder listed below is c/o Keynote Systems, Inc., 777 Mariners Island Boulevard, San Mateo, CA 94404.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percent
Directors and Named Executive Officers:
Umang Gupta (1)	1,662,110	9.6%
Jeffrey Kraatz (2)	174,379	1.0%
Curtis H. Smith (1)	9,498	*
Adil Kaya (1)	2,395	*
Martin Loehlein (1)	—	*
Raymond L. Ocampo Jr. (3)	227,193	1.3%
Mohan Gyani (4)	152,637	*
Jennifer M. Johnson (5)	146,757	*
Deborah Rieman (6)	130,970	*
Charles M. Boesenberg (7)	62,856	*
All 15 directors and executive officers as a group (8)	3,055,610	16.5%
5% Stockholders:
Empire Capital Management LLC (9)	1,791,200	10.4%
Dimensional Fund Advisors, LP (10)	1,261,530	7.3%

*                           Indicates beneficial ownership of less than 1%.

(1)                    No shares were subject to options exercisable or RSUs that vest within 60 days of December 31, 2011.

(2)                    Includes 172,816 shares subject to options exercisable within 60 days of December 31, 2011.

(3)                    Includes 61,444 shares held by Raymond L. Ocampo Jr. and Sandra O. Ocampo, Trustees of Ocampo Revocable Trust UTA May 30, 1996, and 165,749 shares subject to options exercisable within 60 days of December 31, 2011.

(4)                    Includes 149,303 shares subject to options exercisable within 60 days of December 31, 2011.

(5)                    Includes 144,423 shares subject to options exercisable within 60 days of December 31, 2011.

(6)                    Includes 129,303 shares subject to options exercisable within 60 days of December 31, 2011.

(7)                   Includes 61,189 shares subject to options exercisable within 60 days of December 31, 2011.

(8)                   Includes 1,262,888 shares subject to options exercisable within 60 days of December 31, 2011.

(9)                   Based solely on information provided by Empire Capital Management LLC in its Schedule 13G, filed September 29, 2011, and Form 4, filed with the Securities and Exchange Commission on December 20, 2011. Scott A Fine is a controlling person of such fund. The address of this person and this entity is 1 Gorham Island, Suite 201, Westport, CT, 06880.

(10)             Based solely on information provided by Dimensional Fund Advisors LP in its Form 13G/A, filed with the Securities and Exchange Commission on February 11, 2011. Dimensional Fund Advisors LP (“Dimensional”) furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional or its subsidiaries possesses voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The address of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we found the following filings were late or missing this year:

On December 14, 2010, Mr. Loehlein filed a Form 4 late relating to the grant of 15,000 RSUs due to an administrative error.

On December 17, 2010, Messrs. Kraatz and Kaya filed a Form 4 late relating to the grant of 15,000 RSUs to each person due to an administrative error.

On May 4, 2011, Mr. Peterson filed a Form 4 late relating to the sale of 500 common shares due to an administrative error.

On July 11, 2011, Mr. Chaudhary filed a Form 4 late relating to the sale of 1,642 shares of common stock due to an administrative error.

On August 3, 2011, Mr. Chaudhary filed a Form 4 late relating to the stock option exercise and sale of 11,060 shares of common stock and grant of 8,750 RSUs due to an administrative error.

On August 4, 2011, Mr. Agarwal filed a Form 4 late relating to the grant of 8,000 RSUs due to an administrative error.

On August 5, 2011, Messrs. Khadloya, Aoki, Kraatz and White filed a Form 4 late relating to the grant of 8,750; 9,750; 500 and 2,250 RSUs, respectively, due to an administrative error.

On September 1, 2011, Mr. Peterson filed a Form 4 late relating to the grant of 20,000 RSUs due to an administrative error.

On January 17, 2012, Mr. Smith filed a Form 4 late relating to the release of 15,000 RSUs and sale of 5,502 common shares to satisfy his tax liability due to an administrative error.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than the compensation arrangements that are described above in “Director Compensation” and “Executive Compensation,” since October 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

The charter of our Audit Committee adopted by our Board of Directors requires that any transaction with a related party, other than compensation related matters, must be reviewed and approved or ratified, by our Audit Committee. The committee has not yet adopted policies or procedures for review of, or standards for approval of, these transactions.

The Board of Directors has determined that each of our directors is an independent director as defined by the rules of The Nasdaq Stock Market other than Mr. Gupta, who serves as the Chief Executive Officer of Keynote. In addition, the Board has determined that each member of the Audit Committee meets the additional independence criteria of the Securities and Exchange Commission required for Audit Committee membership.

Item 14.  Principal Accounting Fees and Services

Audit and Related Fees

During fiscal years 2011 and 2010, the aggregate fees billed by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”), for professional services were as follows:

•    Audit Fees.  The aggregate fees billed by Deloitte for professional services rendered for the audits of our annual consolidated financial statements and effectiveness of our internal control over financial reporting, reviews of the condensed consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements were $1,113,700 for fiscal year 2011 and $1,295,900 for fiscal year 2010.

•    Audit-Related Fees.  In fiscal year 2011, the aggregate fees billed by Deloitte related to our acquisition of Mobile Complete were $27,000.  In fiscal year 2010, there were no fees billed by Deloitte for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported above under “Audit Fees.”

•    Tax Fees.  There were no fees billed by Deloitte for professional services rendered for tax compliance, advice and planning for fiscal years 2011 and 2010.

•    All Other Fees.  For fiscal years 2011 and 2010, there were no other fees billed by Deloitte.

All such services rendered by the independent auditor are permissible under applicable laws and regulations, and were pre-approved by the Audit Committee in accordance with the Audit Committee pre-approval policy described below. The Audit Committee acting as a whole determined that the provision of these services was compatible with maintaining Deloitte’s independence for fiscal year 2011.

Audit Committee Pre-Approval Policy

All audit and non-audit services to be performed for Keynote by its independent auditor must be pre-approved by the Audit Committee, or a designated member of the Audit Committee, to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee has delegated interim pre-approval authority to the Chairman of the Audit Committee. Any interim pre-approval of services is required to be reported to the Audit Committee at the next scheduled Audit Committee meeting. The Audit Committee does not delegate its responsibility to pre-approve services performed by the independent auditor to management.

The engagement terms and fees for annual audit services are subject to the specific pre-approval of the Audit Committee. The Audit Committee will approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other matters. All other audit services not otherwise included in the annual audit services engagement must be specifically pre-approved by the Audit Committee.

Audit-related services are services that are reasonably related to the performance of the audit or review of Keynote’s financial statements or traditionally performed by the independent auditor. Examples of audit-related services include employee benefit and compensation plan audits, due diligence related to mergers and acquisitions, attestations by the auditor that are not required by statute or regulation, and consulting on financial accounting/reporting standards. All audit-related services must be specifically pre-approved by the Audit Committee.

The Audit Committee may grant pre-approval of other services that are permissible under applicable laws and regulations and that would not impair the independence of the auditor. All of such permissible services must be specifically pre-approved by the Audit Committee.

Requests or applications for the independent auditor to provide services that require specific approval by the Audit Committee are considered after consultation with management and the auditors. Questions about whether the scope of a proposed service requires specific pre-approval, or is permitted by applicable laws and regulations, are to be referred to the Keynote legal department.

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

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Here-With
2.01	Agreement and Plan of Merger dated October 7, 2011, by and among Keynote Systems, Inc., Kamala Acquisition Corp., Mobile Complete, Inc., and Frederic Veyssiere, as Stockholders’ Agent.	8-K	000-27241	10-21-11	2.1
3.01	Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04
3.02	Bylaws, as amended.	8-K	000-27241	12-10-09	3.01
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02
4.01	Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01
10.01	Form of Indemnity Agreement between Keynote and each of its directors and executive officers.	S-1	333-94651	01-14-00	10.01A
10.03	Forms of stock option agreement and stock option exercise agreement under 1999 Equity Incentive Plan.	S-1	333-82781	08-23-99	10.04
10.03.1	1999 Equity Incentive Plan, as amended.	8-K	000-27241	03-07-11	99.01
10.04	Forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension under 1999 Employee Stock Purchase Plan.	S-1	333-82781	08-23-99	10.05
10.04.1	1999 Employee Stock Purchase Plan, as amended.	Schedule 14A	000-27241	01-28-11	Annex A
10.05	401(k) Plan.	S-1	333-82781	07-13-99	10.06

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Here-With
10.06*	Amended and Restated Employment Agreement dated as of January 21, 2011 between Keynote and Umang Gupta.	8-K	000-27241	01-27-11	99.01
10.10*	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.5
10.11*	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.06
10.16*	Share Purchase and Transfer Agreement to acquire SIGOS Systemintegration GmbH (“SIGOS”) and the Shareholders of SIGOS dated April 3, 2006 among Keynote Systems+	10-Q	000-27241	08-09-06	10.12
10.18*	Employment Agreement between Keynote Systems, Inc. and Curtis Smith	10-Q	000-27241	08-06-10	10.1
21.01	Subsidiaries of Keynote Systems, Inc.	10-K	000-27241	12-13-11	21.01
23.01	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	10-K	000-27241	12-13-11	23.01
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101**

The following materials from Keynote’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Annual Report”), formatted in XBRL (Extensible Business Reporting Language) were furnished with the filing of the 2011 Annual Report on December 13, 2011: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 30th day of January 2012.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta Chairman of the Board and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Umang Gupta, Curtis H. Smith and David F. Peterson, and each of them, his or her true lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Title	Date

Principal Executive Officer:

/s/ UMANG GUPTA	Chairman of the Board, Chief	January 30, 2012
Umang Gupta	Executive Officer and Director

Principal Financial Officer:

/s/ CURTIS H. SMITH	Chief Financial Officer	January 30, 2012
Curtis H. Smith

Principal Accounting Officer:

/s/ DAVID F. PETERSON	Chief Accounting Officer	January 30, 2012
David F. Peterson

Additional Directors:

/s/ JENNIFER M. JOHNSON	Director	January 30, 2012
Jennifer M. Johnson

/s/ CHARLES BOESENBERG	Director	January 30, 2012
Charles Boesenberg

/s/ MOHAN GYANI	Director	January 30, 2012
Mohan Gyani

/s/ RAYMOND L. OCAMPO JR.	Director	January 30, 2012
Raymond L. Ocampo Jr.

/s/ DR. DEBORAH RIEMAN	Director	January 30, 2012
Dr. Deborah Rieman