Form 10-Q
period 2011-12-31
KEYNOTE SYSTEMS INC
filed 2012-02-09
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of February 6, 2012
Common Stock, $.001 par value	17, 374,978 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts and par value)

(Unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$25,760	$85,573
Short-term investments	14,215	15,807
Total cash, cash equivalents and short-term investments	39,975	101,380
Accounts receivable, less allowance for doubtful accounts of $446 and $246, respectively, and less billing reserve of $172 and $150, respectively	19,697	14,738
Prepaids, deferred costs and other current assets	3,027	3,002
Inventories	1,758	1,502
Deferred tax assets	6,278	7,582
Total current assets	70,735	128,204
Deferred costs and other long-term assets	918	810
Property, equipment and software, net	35,671	34,424
Goodwill	110,510	62,459
Identifiable intangible assets, net	13,538	1,653
Long-term deferred tax assets	33,569	32,851
Total assets	$264,941	$260,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,456	$2,410
Accrued expenses	11,292	9,450
Deferred revenue	15,405	16,151
Total current liabilities	30,153	28,011
Long-term income tax payable	3,297	3,323
Long-term deferred revenue	2,002	2,388
Other long-term liabilities	488	488
Total liabilities	35,940	34,210

Commitments and contingencies (see Note 16)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 17,297,217 and 17,291,467 shares issued and outstanding, respectively	17	17
Additional paid-in capital	312,423	312,057
Accumulated deficit	(82,945)	(87,066)
Accumulated other comprehensive income (loss)	(494)	1,183
Total stockholders’ equity	229,001	226,191
Total liabilities and stockholders’ equity	$264,941	$260,401

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2011	2010

Net revenue (Note 4)	$33,079	$24,833
Costs and expenses:
Costs of revenue:
Direct costs of revenue	8,594	5,843
Development	4,379	3,035
Operations	2,496	1,911
Amortization of intangible assets—software	465	419
Total costs of revenue	15,934	11,208
Sales and marketing	9,138	7,193
General and administrative	4,108	2,848
Change in estimated fair value of acquisition-related contingent consideration	(2,000)	—
Excess occupancy income	(350)	(246)
Amortization of intangible assets—other	810	151
Total costs and expenses	27,640	21,154
Income from operations	5,439	3,679
Interest income	46	134
Other income (expense), net	14	82
Income before provision for income taxes	5,499	3,895
Provision for income taxes	(1,378)	(268)
Net income	$4,121	$3,627

Net income per share:
Basic	$0.24	$0.24
Diluted	$0.22	$0.23
Shares used in computing basic and diluted net income per share:
Basic	17,294	15,006
Diluted	18,518	15,724

Cash dividends declared per common share	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income	$4,121	$3,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,334	1,006
Stock-based compensation	1,328	795
Amortization of identifiable intangible assets	1,275	570
Amortization of prepaid tax asset	64	186
Charges to bad debt and billing reserves	117	142
Amortization of debt investment premium	110	277
Deferred tax expense	1,193	20
Change in estimated fair value of acquisition-related contingent consideration	(2,000)	—
Loss on disposal of equipment	8	13
Changes in operating assets and liabilities:
Accounts receivable	(2,644)	(2,682)
Inventories	(267)	(432)
Prepaids, deferred costs and other assets	(7)	121
Accounts payable and accrued expenses	900	772
Deferred revenue	(4,022)	(2,091)
Net cash provided by operating activities	1,510	2,324
Cash flows from investing activities:
Purchases of property, equipment and software	(1,608)	(470)
Acquisition of Mobile Complete, Inc. (Note 3)	(60,000)	—
Maturities and sales of short-term investments	1,534	2,500
Purchases of short-term investments	—	(3,217)
Net cash used in investing activities	(60,074)	(1,187)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	76	2,666
Cash dividends declared and paid	(1,038)	(898)
Net cash provided by (used in) financing activities	(962)	1,768
Effect of exchange rate changes on cash and cash equivalents	(287)	(304)
Net change in cash and cash equivalents	(59,813)	2,601
Cash and cash equivalents at beginning of the period	85,573	23,241
Cash and cash equivalents at end of the period	$25,760	$25,842
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$86	$166
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$926	$188

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Summary of Significant Accounting Policies

Organization

Keynote Systems, Inc. was incorporated on June 15, 1995 in California and reincorporated in Delaware on March 31, 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) develop and sell services, hardware and software to measure, test, assure and improve Internet and mobile communications quality of service.

Basis of Presentation

The accompanying condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of December 31, 2011, and the results of operations and cash flows for the interim periods ended December 31, 2011 and 2010.

The results of operations and cash flows for any interim period are not necessarily indicative of the results to be expected for any other future interim period or for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, the fair value of assets acquired and liabilities assumed in a business combination, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair value of awards granted under the Company’s stock-based compensation plans and valuation allowances against deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.

(2) Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, purchase rights under the employee stock purchase plan and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2011	2010
Numerator:
Net income	$4,121	$3,627
Denominator:
Weighted average shares outstanding	17,294	15,006
Effect of dilutive securities	1,224	718
Weighted average shares—diluted	18,518	15,724
Net income per share:
Basic	$0.24	$0.24
Diluted	$0.22	$0.23

Potentially dilutive securities representing 0.3 million and 1.1 million shares of common stock for the three months ended December 31, 2011 and 2010, respectively, were excluded from the computation of diluted net income per share for these periods because their effect would be antidilutive.

(3) Business Combination

On October 18, 2011, the Company acquired Mobile Complete, Inc., doing business as DeviceAnywhere (“DeviceAnywhere”). DeviceAnywhere developed an enterprise-class, cloud-based mobile application lifecycle management testing and quality assurance platform. DeviceAnywhere’s products and services complement and expand the Company’s market for testing and monitoring the functionality, usability, performance and availability of mobile applications and mobile Web sites. The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities assumed are presented below and represent our best estimates.

Fair Value of Consideration Transferred

Pursuant to the merger agreement, the Company made payments totaling $60.0 million in cash for all of the outstanding securities of DeviceAnywhere on October 18, 2011. Under the terms of the merger agreement, the former stockholders of DeviceAnywhere potentially could receive additional payments (“acquisition-related contingent consideration”) totaling up to $30.0 million in cash. The “2011 earnout” of up to $15.0 million in cash is based on achievement of certain DeviceAnywhere revenue and EBITDA targets for the period from January 1, 2011 through December 31, 2011.  The “2012 earnout” of up to $15.0 million in cash required achievement of 1) certain booking targets for the period from September 1, 2011 through December 31, 2011 and 2) revenue and EBITDA targets for the period from January 1, 2012 through December 31, 2012. The 2011 earnout and the 2012 earnout collectively represent the acquisition-related contingent consideration. This fair value measurement is based on significant inputs not observed in the market and thus represents a level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

In preparing the preliminary purchase price allocation as of the acquisition date, management estimated the fair value of the acquisition-related contingent consideration based on the estimated level of achievement of the 2011 earnout and 2012 earnout. As a result, a $2.0 million liability was recorded at the acquisition date for the fair value of the acquisition-related contingent consideration. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the estimate of revenues and EBITDA that are expected to be achieved, are recognized in earnings in the period the estimated fair value changes. As of December 31, 2011, the Company has concluded that the targets for both the 2011 earnout and 2012 earnout will not be met and the former stockholders of DeviceAnywhere will not receive any acquisition-related contingent consideration. Accordingly, in the three months ended December 31, 2011, the Company reversed the previously estimated liability and recorded a $2.0 million benefit in its operating results due to the change in the fair value of acquisition-related contingent consideration.

The total acquisition date fair value of the consideration transferred was $60.0 million, inclusive of $6.0 million in cash allocated to an escrow fund to satisfy indemnification obligations pursuant to the merger agreement and the settlement of various debt and transaction related liabilities of DeviceAnywhere totaling $4.5 million. Under the merger agreement, the Company also assumed the assets and liabilities of DeviceAnywhere.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. The excess of the fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date based on the preliminary purchase price allocation.  The allocation is preliminary for certain items such as sales taxes and income taxes (in thousands):

Accounts receivable	$2,758
Other assets, including deferred tax assets	1,031
Fixed assets	1,208
Identifiable intangible assets	13,170
Total identifiable assets acquired	18,167
Accounts payable and other liabilities	(2,334)
Contingent consideration	(2,000)
Deferred revenue	(3,126)
Total liabilities assumed	(7,460)
Net identifiable assets acquired	10,707
Goodwill	49,293
Amount paid	$60,000

Identifiable Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the identifiable intangible assets. In determining the fair value of the identifiable intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of DeviceAnywhere’s products. The fair values of identifiable intangible assets were calculated considering market participant expectations and using an income approach. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 12.5%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as DeviceAnywhere. The following table sets forth the components of identifiable intangible assets associated with the DeviceAnywhere acquisition and their estimated useful lives (in thousands, except useful life):

	Useful life (Years)	Fair Value
Existing technology	5-6	$6,300
Backlog	1	2,700
Customer relationships	6	2,600
Trademarks	8	1,100
Noncompete agreements	3	300
Professional services	3	170
Total identifiable intangible assets		$13,170

The Company determined the useful lives of the identifiable intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of DeviceAnywhere’s product line. There were no in-process research and development assets as of the acquisition date. Backlog represents the fair value of firm orders for products and services to be delivered to customers. Customer relationships represent the underlying relationships and agreements with DeviceAnywhere’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of DeviceAnywhere’s products and services. Noncompete agreements represent the fair value of employee knowledge in the development of products and services. Professional services represent the fair value of the design and development of the current built-in tools and tutorials. Amortization of existing technology and professional services are included in costs of revenue, and amortization expense for backlog, customer relationships, trademarks, and noncompete agreements are included in operating expenses.

Deferred Revenue

In connection with the allocation of consideration transferred, the Company estimated the fair value of the service obligations assumed from DeviceAnywhere as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs engaged in providing service and support activities.  The estimated research and development costs associated with support contracts have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. Based on this approach, the Company recorded approximately $3.1 million of deferred revenue to reflect the estimate of the fair value of DeviceAnywhere’s service obligations assumed.

Results of Operations

The amount of revenue and net loss of DeviceAnywhere included in the Company’ condensed consolidated statement of operations from the acquisition date to the period ended December 31, 2011 were as follows (in thousands):

Three Months Ended December 31, 2011
Revenue	$4,109
Net loss	$(1,594)
Basic and diluted EPS	$(0.09)

Included in the net loss of DeviceAnywhere is $0.9 million of amortization of identifiable intangibles, $0.2 million of stock-based compensation and $0.3 million of transaction and integration expenses. The $2.0 million benefit from reversing the previously estimated contingent consideration liability is excluded from net loss above.

Unaudited Pro Forma Financial Information for DeviceAnywhere Acquisition

The following table presents the Company’s actual results, including the actual results of DeviceAnywhere for the period from October 18, 2011 to December 31, 2011 and the pro forma results of DeviceAnywhere for the 18 days prior to the acquisition date, for the three months ended December 31, 2011 and the Company’s pro forma results, as if DeviceAnywhere had been acquired on October 1, 2010, for the three months ended December 31, 2010. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented. The pro forma results presented include amortization charges for acquired intangible assets, stock-based compensation, eliminations of intercompany transactions, adjustments to interest expense and related tax effects (in thousands, except per share amounts):

	Three months ended December 31,
	2011	2010
Total revenue	$33,678	$29,628
Net income	$4,030	$962
Basic EPS	$0.23	$0.06
Diluted EPS	$0.22	$0.06

(4) Revenue Recognition

Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	Three Months Ended December 31,
	2011	2010
Internet:
Web measurement subscriptions	$8,119	$7,275
Other subscriptions	4,295	3,448
Engagements	3,090	2,185
Internet net revenue	15,504	12,908
Mobile:
Subscriptions	5,593	3,195
Ratable licenses	1,583	4,571
System licenses	5,755	1,992
Maintenance and support	4,644	2,167
Mobile net revenue	17,575	11,925
Net revenue	$33,079	$24,833

Subscriptions revenue consists primarily of revenue from the sale of products and services sold through a cloud-based model on a subscription basis (also referred to as Software-as-a-Service, or SaaS). Subscription arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time. Subscription revenue is reflected in the above table as Web Measurement Subscriptions (which include Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which include all other Internet subscription product and services) and Mobile Subscriptions (which include GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, Test Center Enterprise (“TCE”) Interactive and Test Center Developer products and services).

The Company also sells monitoring systems to mobile network operators and monitoring and testing systems to enterprise mobile customers under licensing arrangements. Licensing arrangements with mobile customers typically include software licenses, hardware, consulting services to configure the systems (installation services), post contract support (maintenance) services, training services and other consulting services associated with the Company’s System Integrated Test Environment (“SITE”) system, TCE Automation and TCE Monitoring products and services. Licensing arrangements are reflected in the above table as Ratable Licenses (which includes SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal year 2011), Systems Licenses (which includes the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which includes all the other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone consulting services agreements and all maintenance agreement renewals).

The Company supplements its cloud-based subscriptions and licensing arrangements with engagement services.

Revenue is recognized in accordance with appropriate accounting guidance when all of the following criteria have been met:

•             Persuasive evidence of an arrangement exists. The Company considers a customer signed quote, contract, or purchase order to be evidence of an arrangement.

•             Delivery of the product or service. Subscription based services are considered delivered when the customer has been provided with access to the subscription services. Subscription services are generally delivered on a consistent basis over the period of the subscription with the customer having flexibility to define and change the measurement with respect to the type, frequency, location and complexity of the measurement. Engagement services are considered delivered when the services are performed or the contractual milestones are completed. System licensing arrangements, excluding maintenance, are considered delivered when all elements of the arrangement have either been delivered or accepted, if acceptance language exists.

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

Revenue associated with licensing system hardware, software essential to the functionality of the system (“essential software”), installation services and training is deferred until the later of delivery of the complete system or until acceptance, under the customer contractual terms. Revenue associated with system maintenance and support is recognized ratably over the maintenance term, usually one year. Non-essential software purchased by customers in bundled arrangements is deemed to be a software element that does not qualify for treatment as a separate unit of accounting as the Company does not have sufficient vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements of the arrangement, typically maintenance. Accordingly, non-essential software revenue is recognized ratably over the product maintenance term.

Engagements revenue consists of fees generated from our professional consulting services and includes services such as Performance Insights, Customer Research Products and DemoAnywhere. Revenue from these services is recognized as the services are performed, typically over a period of one to three months. For engagement service projects that contain project milestones, as defined in the arrangement, the Company recognizes revenue once the services or milestones have been delivered, based on input measures.

Revenue Recognition for Arrangements with Multiple Deliverables

The Company enters into multiple element arrangements that generally consist of 1) systems combined with maintenance, installation and other consulting services, 2) subscription services combined with engagement services which includes LoadPro and WebEffective, and 3) multiple engagement services.

For Arrangements Entered into Prior to Adoption of ASU 2009-13 and ASU 2009-14:

Prior to the adoption of the amended accounting guidance for revenue arrangements with multiple deliverables, the Company was not able to establish VSOE for all of the undelivered elements associated with monitoring and testing systems, primarily maintenance. Therefore, the Company recognized the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services are completed, usually within two to three months following the delivery of the hardware and software. Ratable recognition of revenue began when evidence of customer acceptance of the software and hardware had occurred in accordance with the arrangement’s contractual terms.

Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, related software and maintenance, and engineering and consulting services associated with SITE, TCE Automation and TCE Monitoring systems. The hardware component of the Company’s system arrangements is deemed to include an essential software related element. Customers do not purchase the hardware without also purchasing the software. None of the services provided by the Company is considered to be essential to the functionality of the licensed products. This assessment is due to the implementation/integration services being performed during a relatively short period compared to the length of the arrangement. Additionally, the implementation/integration services are general in nature and the Company has a history of successfully gaining customer acceptance. SITE, TCE Automation and TCE Monitoring orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue.

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

For Arrangements Entered into Subsequent to Adoption of ASU 2009-13 and ASU 2009-14:

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

Direct Costs of Revenue and Deferred Revenue

Direct Costs of Revenue: Direct costs of revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install licensed systems, depreciation of equipment related to our measurement and data collection network, licensed systems hardware and supplies.

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

The allowance for doubtful accounts and billing reserve represent management’s best estimates as of the balance sheet dates, but changes in circumstances, including unforeseen declines in market conditions, actual collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.

No single customer accounted for more than 10% of total net revenue in each of the three months ended December 31, 2011 and 2010. As of December 31, 2011, no single customer accounted for more than 10% of the Company’s net accounts receivable. As of September 30, 2011, one customer accounted for 14% of the Company’s net accounts receivable.

(6)  Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments held at major banks, money market funds and other securities with original maturities of three months or less to be cash equivalents.

The Company classifies all of its investments as available-for-sale at the time of purchase because it is management’s intent that these investments are available for current operations, and includes these investments on its balance sheets as short-term investments. Investments with original maturities longer than three months include fixed-term deposits, commercial paper, and investment-grade corporate and government debt securities with Moody’s ratings of A3 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification.

The following tables summarize the adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term investments (in thousands):

	December 31, 2011
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$20,884	$—	$—	$20,884	$—
Level 1
Money market funds	4,876	—	—	4,876	—
Corporate and municipal bonds	6,475	—	(45)	—	6,430
Government agencies	2,000	1	—	—	2,001
	13,351	1	(45)	4,876	8,431
Level 2
Corporate and municipal bonds	5,819	—	(35)	—	5,784
Total	$40,054	$1	$(80)	$25,760	$14,215

	September 30, 2011
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$24,512	$—	$—	$24,512	$—
Level 1
Money market funds	61,061	—	—	61,061	—
Corporate bonds	6,585	—	(82)	—	6,503
Government agencies	2,000	3	—	—	2,003
	69,646	3	(82)	61,061	8,506
Level 2
Corporate and municipal bonds	5,854	—	(53)	—	5,801
Commercial paper	1,499	1	—	—	1,500
	7,353	1	(53)	—	7,301
Total	$101,511	$4	$(135)	$85,573	$15,807

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

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the condensed consolidated statement of operations. The Company considers factors such as the length of time an investment’s fair value has been below cost, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. There was no impairment charge for the three months ended December 31, 2011 and 2010.

Contractual maturities of available-for-sale securities at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$11,026	$10,947
Due in more than one year and less than two years	3,268	3,268
Total	$14,294	$14,215

(7) Consolidated Financial Statement Details

The following tables present the Company’s condensed consolidated financial statement details (in thousands):

Prepaids, Deferred Costs and Other Current Assets

	December 31, 2011	September 30, 2011
Prepaid expenses	$2,091	$2,227
Security deposits, advances, and interest receivable	330	169
Income tax receivable	283	219
Deferred costs of revenue	144	128
Prepaid tax assets	—	65
Other assets	179	194
Total	$3,027	$3,002

Property, equipment and software

	December 31, 2011	September 30, 2011
Land	$14,150	$14,150
Computer equipment and software	37,611	35,882
Building and building improvements	22,330	21,869
Furniture and fixtures	2,207	2,108
Leasehold improvements	1,200	1,209
Construction in progress	283	296
	77,781	75,514
Less accumulated depreciation and amortization	(42,110)	(41,090)
Total	$35,671	$34,424

Deferred Costs and Other Long-Term Assets

	December 31, 2011	September 30, 2011
Prepaid expenses	$376	$326
Deposits	240	222
Deferred costs of revenue	100	140
Tenant rent receivable	202	122
Total	$918	$810

Accrued Expenses

	December 31, 2011	September 30, 2011
Accrued employee compensation	$6,182	$5,228
Income and other taxes	1,199	618
Accrued audit and professional fees	1,250	885
Other accrued expenses	2,661	2,719
Total	$11,292	$9,450

(8) Inventories

Inventories primarily relate to direct costs associated with systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes an analysis of historical and forecasted product sales. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to direct cost of revenue in the period that management identifies the adjustment.

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

Based on the results of the first step of the Company’s impairment test performed at September 30, 2011, the Company determined that its goodwill had not been impaired. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization and general industry, market and macro-economic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

During the quarter ended December 31, 2011, the Company concluded that there were no triggering events which would require an impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and cash flows during the period. The Company is continuing to monitor the need to perform an impairment analysis in light of current economic factors in the equity markets as well as the recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis to determine if an impairment charge should be recorded to write down goodwill to its fair value. If the results of any impairment testing indicate that a write down of goodwill is necessary, such charge could be significant and, accordingly, could have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.

The following table presents the changes in goodwill during the three months ended December 31, 2011 (in thousands):

September 30, 2011 balance	$62,459
Goodwill recorded in connection with the acquisition of DeviceAnywhere	49,293
Translation adjustments	(1,242)
December 31, 2011 balance	$110,510

Identifiable intangible assets amounted to $13.5 million (net of accumulated amortization of $5.4 million) and $1.7 million (net of accumulated amortization of $4.3 million) at December 31, 2011 and September 30, 2011, respectively. The components of identifiable intangible assets were as follows in thousands):

	Technology Based- Software	Technology Based- Other	Customer Based	Trademark	Covenant	Backlog	Total
As of December 31, 2011:
Gross carrying value	$10,110	$170	$3,831	$1,732	$332	$2,797	$18,972
Accumulated amortization	(3,056)	(11)	(1,177)	(511)	(49)	(630)	(5,434)
Net carrying value	$7,054	$159	$2,654	$1,221	$283	$2,167	$13,538
As of September 30, 2011:
Gross carrying value	$3,868	$—	$1,272	$643	$33	$100	$5,916
Accumulated amortization	(2,619)	—	(1,076)	(455)	(28)	(85)	(4,263)
Net carrying value	$1,249	$—	$196	$188	$5	$15	$1,653

Amortization of developed technology related to software is recorded to costs of revenue. Amortization of all other identifiable intangible assets is recorded to operating expenses. The following table presents amortization of identifiable intangible assets for the three months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,
	2011	2010
Amortization of intangible assets — software	$465	$419
Amortization of intangible assets — other	810	151
Total amortization of intangible assets	$1,275	$570

The estimated future amortization expense for existing identifiable intangible assets as of December 31, 2011 was as follows (in thousands):

Fiscal Year	Total
2012 (remaining nine months)	$4,477
2013	2,333
2014	1,918
2015	1,768
2016	1,761
Thereafter	1,281
Total	$13,538
Weighted average remaining useful lives as of December 31, 2011 (years)	2.7

10) Lease Abandonment Accrual

The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $0.6 million related to its discontinuance of this facility. The changes in the lease abandonment liability for the quarter ended December 31, 2011 was as follows (in thousands):

September 30, 2011 balance	$363
Lease payments to lessor	(70)
Sublease proceeds	41
Imputed interest expense	1
December 31, 2011 balance	$335

(11)      Stock-Based Compensation

1999 Equity Incentive Plan

On March 18, 2011, the stockholders of the Company approved an extension of the term of the 1999 Equity Incentive Plan (“Incentive Plan”) until December 31, 2014. As of December 31, 2011, the Company was authorized to issue up to approximately 3.7 million shares of common stock under its Incentive Plan to employees, directors and consultants, including nonqualified and incentive stock options, RSUs, and stock bonuses. Options expire ten years after the date of grant. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full either three years or four years from the date of grant. Approximately 0.9 million shares were available for future issuance under the Incentive Plan as of December 31, 2011.

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

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”), which will expire on June 28, 2019. As of December 31, 2011, the Company had reserved a total of approximately 0.4 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

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

The fair value of each RSU was estimated on the date of the grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for each RSU granted in the three months ended December 31, 2011 and 2010 under the Incentive Plan were as follows:

	Three Months Ended December 31,
	2011	2010
Volatility	57.0%	58.1%
Risk free interest rate	0.7%	0.6%
Expected life (in years)	3.6	3.0
Dividend yield	1.0%	2.0%

A summary of RSU activity under the Company’s Incentive Plan for the three months ended December 31, 2011 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2011	743	$12.43
Granted	309	22.82
Vested	—	—
Cancelled	(10)	19.77
Outstanding at December 31, 2011*	1,042	$15.44

*        Included in the total outstanding RSU balance at December 31, 2011, are 20,000 Performance Stock Units (“PSUs”) that were issued in fiscal 2011 and 20,000 PSUs that were issued in fiscal 2009. Each PSU award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient before adjusting for performance conditions. The actual number of shares the recipient receives is determined at the end of a performance period based on actual results achieved versus pre-established targets and may range from 0% to 100% of the Target Shares granted. The pre-established targets are based on net revenue and operating results over the performance period.

As of December 31, 2011, there was $10.0 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

The Company did not grant any stock options during the three months ended December 31, 2011 and 2010.

A summary of option activity under the Company’s Incentive Plan for the three months ended December 31, 2011 is presented below (in thousands, except per share and term amounts):

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,779	$11.92	4.4
Granted	—	—
Exercised	(6)	13.23
Forfeited or canceled	(1)	9.36
Expired	—	—
Outstanding at December 31, 2011	1,772	$11.91	4.2	$15,280
Vested and expected to vest	1,770	$11.92	4.2	$15,263
Exercisable at December 31, 2011	1,692	$11.92	4.1	$14,586

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on December 31, 2011.

As of December 31, 2011, there was $0.2 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that are expected to be recognized over a weighted average period of 0.4 years.

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

Weighted-average assumptions for stock purchase rights under the Purchase Plan were as follows:

	Three Months Ended December 31,
	2011	2010
Volatility	50.8%	61.3%
Risk free interest rate	0.3%	0.6%
Expected life (in years)	1.25	1.25
Dividend yield	1.4%	0.2%

Stock-Based Compensation Expense

The following table provides a summary of the stock-based compensation expense included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Direct costs of revenue	$166	$96
Development	305	177
Operations	143	107
Sales and marketing	431	291
General and administrative	283	124
Total	$1,328	$795

(12) Dividends

During the three months ended December 31, 2011 and the year ended September 30, 2011, the Company declared and paid the following cash dividends (in thousands except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2012
December 1, 2011	December 15, 2011	$0.06	$1,038

Fiscal 2011
December 1, 2010	December 15, 2010	$0.06	$898
March 1, 2011	March 15, 2011	$0.06	$970
June 1, 2011	June 15, 2011	$0.06	$991
September 1, 2011	September 15, 2011	$0.06	$1,036

(13) Other Comprehensive Income (Loss) and Foreign Currency Translation

The components of other comprehensive income (loss) consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries, primarily the Company’s German subsidiary, not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the condensed consolidated statements of operations as incurred and were approximately $16,000 and $83,000 for the three months ended December 31, 2011 and 2010, respectively.

The components of other comprehensive income (loss) were as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Net income	$4,121	$3,627
Net unrealized gain (loss) on available-for-sale investments	52	(14)
Foreign currency translation loss	(1,729)	(1,216)
Other comprehensive income	$2,444	$2,397

The following table summarizes the components of accumulated other comprehensive income (loss) in the equity section of the balance sheets (in thousands):

	December 31, 2011	September 30, 2011
Net unrealized losses on short-term investments	$(79)	$(131)
Cumulative foreign currency translation	(415)	1,314
Accumulated other comprehensive income (loss)	$(494)	$1,183

The Company did not record deferred taxes on unrealized losses on its investments due to the full valuation allowance on deferred tax assets for capital losses in the United States. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest indefinitely the undistributed earnings of its foreign subsidiaries to which the foreign currency translation relates.

(14) Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% for both the three months ended December 31, 2011 and 2010. Rental income was approximately $0.7 million and $0.6 million for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had leased space to 16 tenants, of which 15 had noncancellable operating leases, which expire on various dates through 2018. At December 31, 2011, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal year
2012 (remaining nine months)	$2,124
2013	2,038
2014	1,570
2015	1,240
2016	588
Thereafter	446
Total future minimum rents receivable	$8,006

(15) Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2011 and 2010 was 25% and 7%, respectively. The rate for the three months ended December 31, 2011 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction in the quarter. The rate for the three months ended December 31, 2010 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, amortization of the prepaid tax recorded in connection with the 2008 sale of intangible assets from its German entity to the United States entity of approximately $190,000 per quarter and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards.

The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or loss, tax regulations in each geographic region, and the effectiveness of the Company’s tax planning strategies. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from management’s estimates, future income tax expense could be materially affected.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company’s management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

In the fourth quarter of fiscal year 2011, the Company’s management determined, based on the Company’s recent history of earnings coupled with its forecasted profitability, that it is more likely than not that $41.5 million of deferred tax assets will be realized in the foreseeable future and a valuation allowance should be maintained against the remaining deferred tax assets. Accordingly, in the fourth quarter of fiscal year 2011, the Company released $37.3 million of the valuation allowance on its deferred tax assets, primarily related to its federal deferred tax assets. The Company’s remaining deferred tax assets subject to valuation allowance because management does not believe that it is more likely than not that they will be realized primarily consist of foreign net operating losses in certain jurisdictions, net operating losses resulting from windfall stock option deductions which when realized will be credited to additional paid in capital and certain state deferred tax assets.

Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded either as a reduction of the income tax provision or as a credit to paid-in-capital if the associated deferred tax asset relates to excess deductions on the exercise of stock options.

As a result of our acquisition of DeviceAnywhere, the Company acquired approximately $11.4 million of federal net operating losses. As a result of the acquisition the Company is limited to the utilization of the acquired net operating losses due to section 382 of the Internal Revenue Code. As a result of this limitation, the Company will lose approximately $0.2 million of the acquired NOL and will be limited to utilization of the remaining net operating losses in the amount of approximately $2.4 million per year.

The Company has adopted the provisions of ASC 740-10 with respect to accounting for uncertain tax positions. As of December 31, 2011, the total amount of gross unrecognized benefits was $7.9 million. Included in this balance was approximately $6.5 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The gross unrecognized tax benefits decreased by $0.1 million during the three months ended December 31, 2011.

The Company has been notified that its 2006 through 2009 German income tax returns will be audited with the audit commencing in November 2011. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of this audit will have no material adverse effects on its results of operations or financial condition.

It is possible that the amount of liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audit in Germany, may change within the next twelve months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions may continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were insignificant for the three months ended December 31, 2011 and 2010.

As of September 30, 2011, the fiscal tax years that remain subject to examination in the Company’s major tax jurisdictions are:

Jurisdiction	Open Tax Years
United States—federal	1997 through 2010
United States—California	2000 through 2010
Germany	2006 through 2010

(16) Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through October 2015. As of December 31, 2011, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2012 (remaining nine months)	$643
2013	522
2014	371
2015	314
2016	25
Total minimum lease payments*	$1,875

*            Future minimum lease payments exclude sublease proceeds of approximately $0.7 million.

Rent expense was approximately $0.4 million and 0.2 million for the three months ended December 31, 2011 and 2010, respectively.

Commitments

The Company had, as of December 31, 2011, $2.2 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term ranging from one to twenty-three months and become due if the Company terminates any of these agreements prior to their expiration.

As of December 31, 2011, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.3 million to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit in the amount of $1.3 million as of December 31, 2011.

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

The Company was a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by the Company or any of its present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit. All but two of the objectors withdrew their appeals, and Plaintiff moved to dismiss the remaining appeals, one for violation of the Second Circuit’s rules and one for lack of standing. On May 17, 2011, the Second Circuit granted the motion to dismiss one objector’s appeal for violations of the Court’s rules and remanded the other appeal to the District Court to determine whether objector Hayes was a class member. On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member. On September 30, 2011, objector Hayes filed a notice of appeal from the District Court’s decision. On January 9, 2012 objector Hayes dismissed his appeal with prejudice.  No other appeals are pending, the order approving the settlement is final, and the matter is now concluded.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. This lawsuit was one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company was not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed 30 of the cases without prejudice. On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross appeals. The Ninth Circuit heard oral argument on October 5, 2010, and the Court issued its written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including the Company) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing of the original three judge panel of the Court and a rehearing by the entire Court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the United States Supreme Court. On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied plaintiff’s petition. Oral argument was heard in the Supreme Court on November 29, 2011. No amount has been accrued as of December 31, 2011 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of December 31, 2011, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2011.

(17) Geographic and Segment Information

The Company operates in a single reportable segment encompassing the development and sale of services, hardware and software to measure, test, assure and improve the service quality of Internet and mobile communications.

Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
United States	$17,502	$12,244
Europe*	7,260	8,341
Other**	8,317	4,248
Net revenue	$33,079	$24,833

*            No individual country represented more than 10% of net revenue for the three months ended December 31, 2011. One individual country represented more than 10% of net revenue for the three months ended December 31, 2010.

**     No individual country represented more than 10% of net revenue for the three months ended December 31, 2011 and 2010.

Information regarding geographic areas which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	December 31, 2011	September 30, 2011
United States	$34,347	$33,016
Germany	1,310	1,393
Other	14	15
Total	$35,671	$34,424

(18)      Subsequent Events

In January 2012, the Board of Directors approved the payment of a quarterly dividend of $0.06 per share to stockholders of record as of March 1, 2012. In the future, the Company intends to pay a similar dividend on a quarterly basis; however, its ability to continue to do so will be affected by its future results of operations, financial position and the various other factors that may affect its overall business.

In January 2012, the Board of Directors approved an amendment to the 1999 Equity Incentive Plan to increase the number of shares issuable thereunder by 950,000 shares, extend the term of the Incentive Plan by two years until December 31, 2016, amend the director compensation provisions of the Incentive Plan and make certain additional non-substantive changes to the Incentive Plan. These amendments are subject to stockholder approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Keynote Systems, Inc. (referred to herein as “we,” “us,” “Keynote” or “the Company”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the Notes thereto included in this report as well as the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended September 30, 2011, and subsequent filings with the Securities and Exchange Commission.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors” in Item 1A of Part II of this report, and in our annual report on Form 10-K for the fiscal year ended September 30, 2011 and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

Keynote is a leading global provider of Internet and mobile cloud monitoring and testing solutions. We provide cloud-based testing, monitoring and measurement products and services that enable our customers to know how their Web sites, content, and applications perform on nearly any combination of actual browsers, networks and mobile devices. Since our founding in 1995, we have built and optimized a global monitoring network comprised of over 4,000 measurement computers and mobile devices in over 300 locations and 180 metropolitan areas worldwide and execute more than 525 million performance measurements every day. We deliver our products and services primarily through a cloud-based model on a subscription basis to a world-class customer base, representing a broad cross-section of industries.

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

On October 18, 2011, we acquired Mobile Complete, Inc., doing business as DeviceAnywhere (“DeviceAnywhere”). DeviceAnywhere developed an enterprise-class, cloud-based mobile application lifecycle management testing and quality assurance platform. DeviceAnywhere offers products and services for testing and monitoring the functionality, usability, performance and availability of mobile applications and Web sites. Their complementary enterprise mobile cloud solutions enable us to address a wider spectrum of the mobile market by offering enterprises leading solutions in both mobile performance monitoring and mobile testing and quality assurance. DeviceAnywhere products and services are sold to customers on both a subscription fee basis and a software license fee model that is bundled with ongoing maintenance and support.  Additionally, DeviceAnywhere provides support, professional services and online mobile device tutorials to its customers.

Our net revenue increased by $8.2 million, or 33%, from $24.8 million for the three months ended December 31, 2010 to $33.1 million for the three months ended December 31, 2011. Our net income increased by $0.5 million from net income of $3.6 million for the three months ended December 31, 2010 to net income of $4.1 million for the three months ended December 31, 2011. The increase in net income is primarily attributable to a $5.7 million increase in Mobile net revenue and $2.6 million increase in Internet net revenue for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Of the $5.7 million increase in Mobile net revenue, $4.1 million was contributed by our recent acquisition, DeviceAnywhere. The increase in net revenue was partially offset by an increase in total costs and expenses of $6.5 million from $21.2 million for the three months ended December 31, 2010 to $27.6 million for the three months ended December 31, 2011. The increase in total costs and expenses was primarily due to $5.7 million of DeviceAnywhere related expenses, partially offset by the $2.0 million benefit from the change in fair value of contingent consideration associated with the DeviceAnywhere acquisition earnout liability. The remaining increase in total costs and expenses was due to higher costs of revenue associated with increased net revenue, increases in headcount and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009.

We believe that important trends and challenges for our business include:

•                  Continuing to drive growth in our Internet and Mobile Cloud products and services, as we believe that revenue growth is the primary factor in creating stockholder value;

•                  Successfully integrating our recent acquisition, DeviceAnywhere, with our existing culture, products, procedures, controls and systems and achieving revenue from sales of DeviceAnywhere products and services;

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•                  Revenue recognition;

•                  Fair value of assets acquired and liabilities assumed in a business combination;

•                  Allowance for doubtful accounts and billing allowance;

•                  Goodwill, identifiable intangible assets and long-lived assets;

•                  Stock-based compensation; and

•                  Income taxes, deferred income taxes and deferred income tax liabilities.

Except for the fair value of assets acquired and liabilities assumed in connection with the DeviceAnywhere acquisition (see Note 3 to the condensed consolidated financial statements in Part 1 Item 1 of this Form 10-Q), management believes that there have been no significant changes during the three months ended December 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2011 Annual Report on Form 10-K.

Results of Operations

The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended December 31,
	2011	2010
Total net revenue	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue	26.0	23.5
Operations	7.5	7.7
Development	13.2	12.2
Amortization of intangible assets — software	1.4	1.7
Sales and marketing	27.6	29.0
General and administrative	12.4	11.5
Change in fair value of acquisition-related contingent consideration	(6.0)	—
Excess occupancy income	(1.0)	(1.0)
Amortization of intangible assets — other	2.5	0.6
Total costs and expenses	83.6	85.2
Income from operations	16.4	14.8
Interest income and other, net	0.2	0.9
Income before provision for income taxes	16.6	15.7
Provision for income taxes	(4.1)	(1.1)
Net income	12.5%	14.6%

The dollar amounts in the tables in this and the following sections are in thousands unless otherwise indicated.

Net Revenue

	For the Three Months Ended December 31,
	2011	2010	% Change
Internet
Web Measurement Subscriptions	$8,119	$7,275	12%
Other Subscriptions	4,295	3,448	25%
Engagements	3,090	2,185	41%
Total Internet net revenue	15,504	12,908	20%
Mobile
Subscriptions	5,593	3,195	75%
Ratable Licenses	1,583	4,571	(65)%
System Licenses	5,755	1,992	189%
Maintenance and Support	4,644	2,167	114%
Total Mobile net revenue	17,575	11,925	47%
Total net revenue	$33,079	$24,833	33%

Subscription revenue is reflected in the above table as Web Measurement Subscriptions (which include Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which include all other Internet subscription product and services) and Mobile Subscriptions (which include GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, TCE Interactive and Test Center Developer products and services). Licensing arrangements for monitoring and testing systems are reflected in the above table as Ratable Licenses (which includes SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal year 2011), Systems Licenses (which includes the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which includes all the other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone consulting services agreements and all maintenance agreement renewals).

Internet Net Revenue.  Internet net revenue increased by $2.6 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Internet net revenue represented 47% and 52% of net revenue for the three months ended December 31, 2011 and 2010, respectively. The increase in Internet net revenue for the three months ended December 31, 2011 was mainly attributable to an increase of $0.9 million in our Engagements (also referred to as professional services), an increase of $0.8 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers are performing to test their Web sites, and an increase of $0.8 million in our Internet Subscriptions Other.

Mobile Net Revenue.  Mobile net revenue increased by $5.7 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. Mobile net revenue represented 53% and 48% of net revenue for the three months ended December 31, 2011 and 2010, respectively. The increase in Mobile net revenue for the three months ended December 31, 2011 was attributable mainly to $4.1 million of revenues in the current quarter from DeviceAnywhere. Additionally, Mobile Subscriptions from our historical products increased by $1.2 million due to increased customer demand and the increased importance of mobile Web sites to our enterprise customers and SITE systems increased by $0.4 million.

No single customer accounted for more than 10% of net revenue for the three months ended December 31, 2011 and 2010. As of December 31, 2011, no customer accounted for more than 10% of our net accounts receivable. One customer accounted for 14% of net accounts receivable at September 30, 2011. International sales were approximately 47% and 51% of net revenue for the three months ended December 31, 2011 and 2010, respectively.

Direct Costs of Net Revenue

	For the Three Months Ended December 31,
	2011	2010	%Change
Direct costs of net revenue	$8,594	$5,843	47%

Direct costs of revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, and monitoring and testing systems hardware and supplies costs.

Direct costs of revenue increased $2.8 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 and represented 26% and 24% of net revenue for the three months ended December 31, 2011 and 2010, respectively. The increase was mainly attributable to $1.3 million of DeviceAnywhere costs which were not in prior year’s results. The remaining increase in direct costs of revenue is mainly attributable to additional telecommunication and network fees of $0.8 million due to higher monitoring volume associated with the increased revenue, increased personnel costs of $0.2 million due to increased headcount to support higher revenue and increased consulting costs of $0.3 million to install SITE systems.

Development

	For the Three Months Ended December 31,
	2011	2010	%Change
Development	$4,379	$3,035	44%

Development expenses consist primarily of employee compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel. Development costs increased $1.3 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase was mainly attributable to $0.7 million of DeviceAnywhere development expenses which were not in prior year’s results. The remaining increase is due to higher personnel costs due to 13 additional headcount and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009.

Operations

	For the Three Months Ended December 31,
	2011	2010	%Change
Operations	$2,496	$1,911	31%

Operations expenses consist primarily of employee compensation, including stock-based compensation and other benefits, for management and technical support personnel. Our operations personnel manage and maintain our field measurement and data collection network; provide basic and extended customer support; and ensure the reliability of our services. Operations expenses increased $0.6 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The increase was mainly attributable to $0.4 million of DeviceAnywhere operations expenses which were not in prior year’s results. The remaining increase is due to higher personnel costs due to 4 additional headcount and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009.

Sales and Marketing

	For the Three Months Ended December 31,
	2011	2010	%Change
Sales and marketing	$9,138	$7,193	27%

Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses increased by $1.9 million for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  The increase was mainly attributable to $1.3 million of DeviceAnywhere sales and marketing expenses which were not in prior year’s results. The remaining increase is due to higher personnel costs to grow Mobile revenues due to 13 additional headcount and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009.

General and Administrative

	For the Three Months Ended December 31,
	2011	2010	%Change
General and administrative	$4,108	$2,848	44%

General and administrative expenses consist primarily of employee compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses increased by $1.3 million for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  The increase was mainly attributable to approximately $1.0 million of DeviceAnywhere general and administrative expenses which were not in prior year’s results and $0.3 million of transaction expenses in connection with the acquisition of DeviceAnywhere.

Change in estimated fair value of acquisition-related contingent consideration

	For the Three Months Ended December 31,
	2011	2010	%Change
Change in estimated fair value of acquisition-related contingent consideration	$(2,000)	$—	—%

At the acquisition date, a $2.0 million liability was recorded based on the estimated fair value of the acquisition-related contingent consideration to the former stockholders of DeviceAnywhere based on DeviceAnywhere achieving 2011 and 2012 revenue, booking and EBITDA targets. During the three months ended December 31, 2011, we concluded that DeviceAnywhere would not achieve either the 2011 or the 2012 targets.  Accordingly, we reversed the liability and recorded a benefit of $2.0 million due to the change in estimate of the fair value of acquisition-related contingent consideration.

Excess Occupancy Income

	For the Three Months Ended December 31,
	2011	2010	%Change
Rental income	$(741)	$(610)	21%
Rental and other expenses	391	364	(7)%
Excess occupancy income	$(350)	$(246)	42%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was approximately 75% for each of the three months ended December 31, 2011 and 2010. The increase in excess occupancy income for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to three new tenants occupying space in the three months ended December 31, 2011.

Amortization of Identifiable Intangible Assets

	For the Three Months Ended December 31,
	2011	2010	%Change
Amortization of identifiable intangible assets — software	$465	$419	11%
Amortization of identifiable intangible assets — other	810	151	436%
Total amortization of identifiable intangible assets	$1,275	$570	124%

Amortization of intangible assets—software mainly relates to developed and purchased technology related to our mobile products and is reflected in costs of revenue in our condensed consolidated statements of operations. Amortization of intangible assets—other relates to all other intangibles, including customer lists and customer backlog, and is reflected in operating expenses in our condensed consolidated statements of operations.

Amortization of identifiable intangible assets—software and amortization of identifiable intangible assets—other increased for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 as a result of the amortization of DeviceAnywhere purchased intangibles.

The identifiable intangible assets will be fully amortized during 2019, assuming no impairment charges. See Note 9 to our condensed consolidated financial statements for the schedule of future amortization charges. At December 31, 2011, the type and net carrying amount of the identifiable intangible assets was as follows:

Type of Identifiable Intangible Asset	Net Carrying Value
Technology Based Software	$7,054
Technology Based Other	159
Customer Based	2,654
Trademark	1,221
Covenant	283
Backlog	2,167
Total	$13,538

We annually review our goodwill and non-amortizing intangible assets for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Based on our reviews, we have determined that no impairment charge was required for the three months ended December 31, 2011 and 2010.

Interest Income and Other Income (Expense), Net

	For the Three Months Ended December 31,
	2011	2010	% Change
Interest income	$46	$134	(66)%
Other income (expense), net	14	82	(83)%
Interest income and other income (expense), net	$60	$216	(72)%

Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income (expense), net decreased $0.2 million for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Interest income decreased $0.1 million primarily due to lower invested cash balances as a result of the acquisition of DeviceAnywhere on October 18, 2011. Other income (expense), net decreased $0.1 million primarily due to slightly less favorable foreign exchange rates in the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Provision for Income Taxes

	For the Three Months Ended December 31,
	2011	2010	%Change
Provision for income taxes	$1,378	$268	414%

Our effective tax rate for the three months ended December 31, 2011 and 2010 was 25% and 7%, respectively. The rate for the three months ended December 31, 2011 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the $2.0 million change in estimated fair value of acquisition-related contingent consideration is a non-taxable discrete event. The rate for the three months ended December 31, 2010 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, amortization of prepaid tax recorded in connection with the 2008 sale of intangible assets from our German subsidiary to the United States entity at approximately $190,000 per quarter and the fact that a portion of the earnings are being taxed in the United States where we had a low effective tax rate due to utilization of net operating loss carryforwards that had an offsetting valuation allowance.

Stock based Compensation Expense

Stock-based compensation expense, which is included in total costs and expenses by category increased $0.5 million for the first quarter of 2012 as compared to the first quarter of 2011 primarily due to additional restricted stock units (“RSUs”) granted to employees, including employees of DeviceAnywhere.

Stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended December 31,
	2011	2010
Direct costs of revenue	$166	$96
Development	305	177
Operations	143	107
Sales and marketing	431	291
General and administrative	283	124
Total	$1,328	$795

Non-GAAP Financial Measures and Other Operational Data

We also consider certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), including Non-GAAP net income, Non-GAAP net income per share, Adjusted EBITDA, free cash flow, and other operational data in managing and measuring the performance of our business. The Non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations.

Non-GAAP Net Income and Non-GAAP Net Income Per Share

Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision (benefit) for income taxes, cash taxes paid (net of refunds), stock-based compensation expense, amortization of purchased intangibles, and any unusual items. In the first quarter of fiscal year 2012, the change in fair value of acquisition-related contingent consideration was considered an unusual item. Non-GAAP net income per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,
	2011	2010
GAAP net income	$4,121	$3,627
Stock based compensation	1,328	795
Amortization of intangible assets — software	465	419
Amortization of intangible assets — other	810	151
Provision for income taxes	1,378	268
Change in fair value of acquisition-related contingent consideration	(2,000)	—
Cash taxes from on-going operations	(86)	(166)
Non-GAAP net income	$6,016	$5,094
Weighted average diluted common shares outstanding:	18,518	15,724
Non-GAAP net income per share	$0.32	$0.32

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest income, provision (benefit) for income taxes, stock-based compensation, depreciation, amortization of purchased intangibles, other income (expense), net and any unusual items. In the first quarter of fiscal year 2012, the change in fair value of acquisition-related contingent consideration was considered an unusual item. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	Three Months Ended December 31,
	2011	2010
GAAP net income	$4,121	$3,627
Stock based compensation	1,328	795
Amortization of intangible assets — software	465	419
Amortization of intangible assets — other	810	151
Depreciation	1,334	1,006
Provision for income taxes	1,378	268
Change in fair value of acquisition-related contingent consideration	(2,000)	—
Interest income and other income (expense), net	(60)	(216)
Adjusted EBITDA	$7,376	$6,050

Free Cash Flow

Free cash flow is defined as cash flow from operations less cash used to purchase property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	Three Months Ended December 31,
	2011	2010
Cash flow provided by operations	$1,510	$2,324
Purchases of property, equipment and software	(1,608)	(470)
Free cash flow	$(98)	$1,854

Liquidity and Capital Resources

	December 31, 2011	September 30, 2011
Cash, cash equivalents and short-term investments	$39,975	$101,380
Accounts receivable, net	$19,697	$14,738
Working capital	$40,582	$100,193
Days sales outstanding (DSO) for the three months ended (a)	55	49

(a)      DSO is calculated as: (ending net accounts receivable / net revenue for the three month period) multiplied by number of days in the period.

Days sales outstanding increased by 6 days from September 30, 2011 to December 31, 2011. The increase is due to the DeviceAnywhere accounts receivable aging and related payment terms to their customers, extended terms granted primarily to international customers in countries that customarily have longer payment terms compared to domestic customers and to the timing of final billing on accepted engagements. During the period, our customers’ payment history remained consistent with prior periods and granted payment terms. Over the past several periods, our customers have requested extended payment terms. We expect this trend for extended terms to continue.

During the quarter, we paid $60.0 million to the stockholders of DeviceAnywhere under the terms of the acquisition agreement.  As a result of this cash payment, our cash, cash equivalents and short-term investments and our working capital decreased by $60.0 million.

	Three Months Ended December 31,
	2011	2010
Cash provided by operating activities	$1,510	$2,324
Cash used in investing activities	$(60,074)	$(1,187)
Cash provided by (used in) financing activities	$(962)	$1,768

At December 31, 2011, we had $25.8 million in cash and cash equivalents and $14.2 million in short-term investments, for a total of $40.0 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and fixed term deposits with original maturities of three months or less. Short-term investments consist of fixed-term deposits with original maturities longer than three months and investment-grade corporate and government debt securities with Moody’s ratings of A3 or better. As of December 31, 2011, $24.8 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments were held in foreign financial institutions by our subsidiaries. If these foreign cash, cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash provided by operating activities

Net cash provided by operating activities was $1.5 million during the first quarter of fiscal year 2012. Cash provided by operating activities historically has been affected by: the amount of net income (loss); Internet and Mobile sales; the timing of collections from customers; changes in working capital accounts, personnel related expenditures, measurement and data collection infrastructure costs, insurance, regulatory compliance and other expenses associated with operating our business; and add-backs of non-cash expense items such as depreciation, amortization, amortization of debt discount and stock-based compensation.

Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period or monthly during the life of the subscription period. Payments for our systems licenses are generally collected after customer acceptance. Payments for our engagement services are generally collected after completion of the service period or as milestones are completed.

Cash used in investing activities

Cash flows related to investing activities consist primarily of purchases, sales and maturities of investments and purchases of property, equipment and software to support our growth, to expand and improve our monitoring infrastructure and to make tenant improvements associated with space we lease in our headquarters building.

Net cash used in investing activities was $60.1 million during the first quarter of fiscal year 2012 as a result of the $60.0 million purchase of DeviceAnywhere on October 18, 2011 and purchases of property, equipment and software of $1.6 million, offset by $1.5 million of proceeds from the sale of short-term investments.

Cash provided by financing activities

Cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.

For the first quarter of fiscal year 2012, net cash used by financing activities was $1.0 million primarily due to common stock dividends.

Commitments

As of December 31, 2011, our principal commitments consisted of $1.9 million in real property and equipment operating leases. These leases expire at various times through October 2015. Additionally, we had $2.2 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining life of between one to twenty-three months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to purchase equipment and other assets to support our growth.

As of December 31, 2011, we have outstanding guarantees totaling $0.3 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. These guarantees were secured by a $1.3 million unsecured line of credit.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Factors that could affect our cash position include potential acquisitions, cash dividends, decrease in customer collections or renewals, decreases in revenue, increased expenditure levels or changes in the value of our short-term investments. If, after some period of time, our existing cash, short-term investments and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

Off Balance Sheet Arrangements

We did not enter into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in a unconsolidated entity that provides financing, liquidity, market or credit risk support to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Our interest income is sensitive to changes in the general level of interest rates, particularly since most of our short-term investments are invested in debt instruments and money market funds. If market interest rates were to change immediately and uniformly by ten percent (10%) from their current levels, the interest earned on our cash, cash equivalents, and short-term investments would increase or decrease by less than $0.1 million on an annualized basis.

Foreign Currency Fluctuations. While a significant portion of our revenue and a majority of our expenses are transacted in United States dollars, we operate internationally and are exposed to potentially adverse movements in foreign currency rate changes.. Specifically, we enter into revenue and expense transactions denominated in other currencies, primarily the Euro and British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, is not material for the first quarter of fiscal year 2012 and totaled $0.1 million for the first quarter of fiscal year 2011. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

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

Changes in Internal Control Over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We completed the acquisition of DeviceAnywhere on October 18, 2011 and are currently evaluating the internal controls at DeviceAnywhere. We intend to include acquired entities in our assessment of the effectiveness of internal controls over financial reporting in the annual management report following the first anniversary of the acquisition. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the first quarter of fiscal year 2012 other than the DeviceAnywhere acquisition that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were a party to a global settlement with the plaintiffs that would have disposed of all claims against it with no admission of wrongdoing by us or any of our present or former officers or directors. The settlement agreement had been preliminarily approved by the Court. However, while the settlement was awaiting final approval by the District Court, in December 2006 the Court of Appeals reversed the District Court’s determination that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 26, 2007 status conference, the Court approved a stipulation withdrawing the proposed settlement. On August 14, 2007, plaintiffs filed amended complaints in the focus cases, and a motion for class certification in the focus cases on September 27, 2007. On November 13, 2007, defendants in the focus cases filed a motion to dismiss the amended complaints for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including us), the underwriter defendants, and the insurance carriers for the defendants, engaged in mediation and settlement negotiations. The parties reached a settlement agreement, which the District Court preliminarily approved on June 10, 2009. After a September 10, 2009 hearing, the District Court gave final approval to the settlement on October 5, 2009. As part of this settlement, our insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Several objectors have filed notices of appeal to the United States Court of Appeals for the Second Circuit. All but two of the objectors withdrew their appeals, and Plaintiff moved to dismiss the remaining appeals, one for violation of the Second Circuit’s rules and one for lack of standing. On May 17, 2011, the Second Circuit granted the motion to dismiss one objector’s appeal for violations of the Court’s rules and remanded the other appeal to the District Court to determine whether objector Hayes was a class member. On August 25, 2011, the District Court issued its decision determining that Hayes was not a class member. On September 30, 2011, objector Hayes filed a notice of appeal from the District Court’s decision. On January 9, 2012 objector Hayes dismissed his appeal with prejudice.  No other appeals are pending, the order approving the settlement is final, and the matter is now concluded.

In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named us as a nominal defendant, contained no claims against us, and sought no relief from us. This lawsuit was one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we were not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed 30 of the cases without prejudice. On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross appeals. The Ninth Circuit heard oral argument on October 5, 2010, and the Court issued its written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including us) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing of the original three judge panel of the Court and a rehearing by the entire Court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the United States Supreme Court. On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied plaintiff’s petition. Oral argument was heard in the Supreme Court on November 29, 2011. No amount has been accrued as of December 31, 2011 since management believes that our liability, if any, is not probable and cannot be reasonably estimated.

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Warranties

Our products are generally warranted to perform for a period of one year. In the event there is a failure of such products, we generally are obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of December 31, 2011, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

We do not generally indemnify our customers against legal claims that our services infringe third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that could subject us to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and we are not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2011.

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

•                  Our ability to generate significant revenues from our DeviceAnywhere acquisition;

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

International sales in dollars were approximately 47% and 51% of our net revenue for the three months ended December 31, 2011 and 2010, respectively. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

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

Revenue from our Mobile Cloud products and services was $17.6 million and $11.9 million for the three months ended December 31, 2011 and 2010, respectively. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; customer acceptance of installed systems; customer acceptance of our new DeviceAnywhere products and services; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile Cloud products and services.

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

Our operations depend upon our ability to maintain and protect our data centers, which store and distribute all data collected from our global monitoring network. We currently serve our customers from facilities located in San Mateo, California; Plano, Texas; and Nuremburg, Germany. Our primary operations centers are located in San Mateo, California. Our primary operations centers are susceptible to earthquakes, other natural disasters and possible power outages and our facilities in Texas and Germany are generally susceptible to natural disasters. Natural disasters affecting large geographic areas or that cause severe damage could also negatively impact demand for our products and services from customers. We have occasionally experienced outages in the past and, if we experience outages at our operations centers in the future, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our products and services to our customers on a timely basis.

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

•                  The need to integrate or enhance the internal controls and systems of an acquired business;

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

Our ten largest customers accounted for approximately 30% and 34% of our net revenue for the three months ended December 31, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce the usage of our products and services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

While we were profitable in the fiscal years 2011, 2010 and 2009, we incurred net losses in fiscal 2008 and in other prior fiscal years. As of December 31, 2011, we had an accumulated deficit of $82.9 million. If we are not able to maintain our current revenue levels or increase our revenue, it may be difficult to sustain profitability. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of December 31, 2011, we had $13.5 million of net identifiable intangible assets and $110.5 million of goodwill. We may in the future incur impairment charges in connection with a write down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. As a result of these and other conditions, we may not be able to sustain profitability in the future.

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

Engagement services revenue represented approximately 9% of net revenue for both the three months ended December 31, 2011 and 2010. We will need to successfully market these services in order to maintain or increase engagement services revenue. The market for these services is very competitive. Each engagement typically spans a one month to twelve month period and, therefore, it is more difficult for us to predict the amount of engagement services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our engagement services revenue.

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

In addition, there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, Compuware acquired Gomez and dynaTrace software, CA Technologies acquired WatchMouse and SmartBear acquired AlertSite. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that the loss of a major customer could harm our revenue.

We could also face competition from other companies, which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors’ services. We face competition for our mobile products and services from companies such as ADECEF, Ascom (which acquired Argogroup), Datamat, JDS Uniphase (which acquired Casabyte) and Perfecto Mobile.

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

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market events and conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we only have approximately 17.3 million shares outstanding at December 31, 2011, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the recently-enacted Dodd-Frank Consumer Protection Act and rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and The Nasdaq Stock Market, have imposed and will impose a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, including evaluation of internal controls at DeviceAnywhere, stockholder advisory votes and XBRL reporting. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Moreover, generally accepted accounting principles (“GAAP”) are promulgated by, and are subject to the interpretation of the Financial Accounting Standards Board (“FASB”) and the SEC. New accounting guidance or taxation rules and varying interpretations of accounting guidance or taxation practices have occurred and may occur in the future. Any future changes in accounting guidance or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. For example, the FASB has recently issued new accounting guidance related to revenue recognition and the SEC is considering adoption of international financial reporting standards. The change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, the way we conduct our business or subject us to regulatory inquiries or litigation.

If we were required to write down all or part of our goodwill, our net income and net worth could be materially adversely affected.

We had $110.5 million of goodwill recorded on our condensed consolidated balance sheet as of December 31, 2011. Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in a business combination. We evaluate goodwill for impairment at September 30th of each year and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to evaluate whether our goodwill has been impaired. If we determine that our goodwill has been impaired and we were required to write down all or a significant portion of our goodwill, our operating results and net worth could be materially adversely affected.

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
101*

The following materials from Keynote’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 9th day of February 2012.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CURTIS H. SMITH
Curtis H. Smith
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer
(Principal Accounting Officer)