Form 10-Q
period 2012-03-31
KEYNOTE SYSTEMS INC
filed 2012-05-04
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 2, 2012
Common Stock, $.001 par value	17,499,042 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

(Unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,622	$85,573
Short-term investments	12,012	15,807
Total cash, cash equivalents and short-term investments	43,634	101,380
Accounts receivable, less allowance for doubtful accounts of $525 and $246, respectively, and less billing reserve of $189 and $150, respectively	19,311	14,738
Inventories	2,090	1,502
Deferred tax assets	6,010	7,582
Other current assets	3,465	3,002
Total current assets	74,510	128,204
Property, equipment and software, net	35,380	34,424
Goodwill	111,572	62,459
Identifiable intangible assets, net	12,053	1,653
Long-term deferred tax assets	33,604	32,851
Other long-term assets	987	810
Total assets	$268,106	$260,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,942	$2,410
Accrued expenses	10,769	9,450
Deferred revenue	15,656	16,151
Total current liabilities	29,367	28,011
Long-term income tax payable	3,422	3,323
Long-term deferred revenue	1,993	2,388
Other long-term liabilities	462	488
Total liabilities	35,244	34,210

Commitments and contingencies (see Note 16)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 17,498,625 and 17,291,467 shares issued and outstanding, respectively	17	17
Additional paid-in capital	314,314	312,057
Accumulated deficit	(82,611)	(87,066)
Accumulated other comprehensive income (loss)	1,142	1,183
Total stockholders’ equity	232,862	226,191
Total liabilities and stockholders’ equity	$268,106	$260,401

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net revenue (Note 4):	$30,592	$24,107	$63,671	$48,940
Costs and expenses:
Costs of revenue:
Direct costs of revenue	8,691	5,964	17,285	11,807
Development	4,688	3,186	9,067	6,221
Operations	2,667	1,967	5,163	3,878
Amortization of intangible assets — technology	525	419	990	838
Total costs of revenue	16,571	11,536	32,505	22,744
Sales and marketing	8,874	6,768	18,012	13,961
General and administrative	3,801	2,559	7,909	5,407
Change in estimated fair value of acquisition-related contingent consideration	—	—	(2,000)	—
Excess occupancy income	(388)	(273)	(738)	(519)
Amortization of intangible assets — other	969	153	1,779	304
Total costs and expenses	29,827	20,743	57,467	41,897
Income from operations	765	3,364	6,204	7,043
Interest income	39	132	85	266
Other income (expense), net	(51)	75	(37)	157
Income before provision for income taxes	753	3,571	6,252	7,466
Provision for income taxes	(419)	(240)	(1,797)	(508)
Net income	$334	$3,331	$4,455	$6,958

Net income per share:
Basic	$0.02	$0.21	$0.26	$0.45
Diluted	$0.02	$0.19	$0.24	$0.42
Shares used in computing basic and diluted net income per share:
Basic	17,376	15,814	17,335	15,406
Diluted	18,553	17,160	18,540	16,498

Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$4,455	$6,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,704	2,066
Stock-based compensation	2,872	1,519
Amortization of identifiable intangible assets	2,769	1,142
Amortization of prepaid tax asset	65	351
Charges to bad debt and billing reserves	233	215
Amortization of debt investment premium	199	591
Deferred tax expense	1,523	40
Change in estimated fair value of acquisition-related contingent consideration	(2,000)	—
Loss on disposal of equipment	9	21
Changes in operating assets and liabilities:
Accounts receivable	(2,103)	(2,132)
Inventories	(542)	(598)
Other assets	(489)	(954)
Accounts payable and accrued expenses	425	549
Deferred revenue	(4,004)	(751)
Net cash provided by operating activities	6,116	9,017
Cash flows from investing activities:
Purchases of property, equipment and software	(3,247)	(2,163)
Acquisition of Mobile Complete, Inc. (Note 3)	(60,000)	—
Maturities and sales of short-term investments	5,363	12,955
Purchases of short-term investments	(1,649)	(24,503)
Net cash used in investing activities	(59,533)	(13,711)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	1,466	14,486
Cash dividends declared and paid	(2,081)	(1,868)
Net cash provided by (used in) financing activities	(615)	12,618
Effect of exchange rate changes on cash and cash equivalents	81	525
Net change in cash and cash equivalents	(53,951)	8,449
Cash and cash equivalents at beginning of the period	85,573	23,241
Cash and cash equivalents at end of the period	$31,622	$31,690
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$20	$30
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$327	$231

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

Basis of Presentation

The accompanying condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows, reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2012, and the results of operations and cash flows for the interim periods ended March 31, 2012 and 2011.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Net income	$334	$3,331	$4,455	$6,958
Denominator:
Weighted average shares outstanding	17,376	15,814	17,335	15,406
Effect of dilutive securities	1,177	1,346	1,205	1,092
Weighted average shares—diluted	18,553	17,160	18,540	16,498
Net income per share:
Basic	$0.02	$0.21	$0.26	$0.45
Diluted	$0.02	$0.19	$0.24	$0.42

For the three months ended March 31, 2012 and 2011, there were 0.3 million and zero, respectively, shares of potentially dilutive securities excluded from the computation of diluted net income per share because their effect would be antidilutive. Potentially dilutive securities representing 0.3 million and 0.1 million shares of common stock for the six months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted net income per share for these periods because their effect would be antidilutive.

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

Fair Value of Consideration Transferred

Pursuant to the merger agreement, the Company made payments totaling $60.0 million in cash for all of the outstanding securities of DeviceAnywhere on October 18, 2011. Under the terms of the merger agreement, the former stockholders of DeviceAnywhere potentially could receive additional payments (“acquisition-related contingent consideration”) totaling up to $30.0 million in cash. The “2011 earnout” of up to $15.0 million in cash was based on achievement of certain DeviceAnywhere revenue and EBITDA targets for the period from January 1, 2011 through December 31, 2011.  The “2012 earnout” of up to $15.0 million in cash required achievement of 1) certain booking targets for the period from September 1, 2011 through December 31, 2011 and 2) revenue and EBITDA targets for the period from January 1, 2012 through December 31, 2012. The 2011 earnout and the 2012 earnout collectively represent the acquisition-related contingent consideration. The fair value of the acquisition-related contingent consideration was based on significant inputs not observed in the market and thus represented a level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions to estimate fair value.

In preparing the preliminary purchase price allocation as of the acquisition date, management estimated the fair value of the acquisition-related contingent consideration based on the estimated level of achievement of the 2011 earnout and 2012 earnout. As a result, a $2.0 million liability was recorded at the acquisition date for the fair value of the acquisition-related contingent consideration. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the estimate of revenues and EBITDA that are expected to be achieved, are recognized in earnings in the period the estimated fair value changes. In the quarter ended December 31, 2011, the Company concluded that the targets for both the 2011 earnout and 2012 earnout will not be met and the former stockholders of DeviceAnywhere will not receive any acquisition-related contingent consideration. Accordingly, during the first quarter of fiscal year 2012, the Company reversed the previously estimated liability and recorded a $2.0 million benefit in its operating results due to the change in the fair value of acquisition-related contingent consideration.

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

Identifiable Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the identifiable intangible assets. In determining the fair value of the identifiable intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of DeviceAnywhere’s products. The fair values of identifiable intangible assets were calculated considering market participant expectations and using an income approach. The rates utilized to discount estimated net cash flows to their present values were based on a weighted average cost of capital of 12.5%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require from an investment in companies similar in size and operating in similar markets as DeviceAnywhere. The following table sets forth the components of identifiable intangible assets associated with the DeviceAnywhere acquisition and their estimated useful lives (in thousands, except useful life):

	Useful life (Years)	Fair Value
Technology	3-6	$6,470
Backlog	1	2,700
Customer relationships	6	2,600
Trademarks	8	1,100
Noncompete agreements	3	300
Total identifiable intangible assets		$13,170

The Company determined the useful lives of the identifiable intangible assets based on the expected future cash flows associated with the respective asset. Technology is comprised of products that have reached technological feasibility and are part of DeviceAnywhere’s product line. There were no in-process research and development assets as of the acquisition date. Backlog represents the fair value of firm orders for products and services to be delivered to customers. Customer relationships represent the underlying relationships and agreements with DeviceAnywhere’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of DeviceAnywhere’s products and services. Noncompete agreements represent the fair value of employee knowledge in the development of products and services. Amortization expense for technology is included in costs of revenue, and amortization expense for backlog, customer relationships, trademarks, and noncompete agreements are included in operating expenses.

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

Results of Operations

The amount of revenue and net loss of DeviceAnywhere included in the Company’ condensed consolidated statement of operations for the three and six month periods ended March 31, 2012 were as follows (in thousands):

	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Total revenue	$4,060	$8,169
Net loss	$(2,098)	$(3,692)

Included in the net loss of DeviceAnywhere for the three months ended March 31, 2012 is $1.2 million of amortization of identifiable intangibles and $0.3 million of stock-based compensation. Included in the net loss of DeviceAnywhere for the six months ended March 31, 2012 is $2.1 million of amortization of identifiable intangibles, $0.5 million of stock-based compensation and $0.3 million of transaction and integration expenses. The $2.0 million benefit from reversing the previously estimated contingent consideration liability in the first quarter of 2012 is excluded from net loss above.

Unaudited Pro Forma Financial Information for DeviceAnywhere Acquisition

The following table presents the Company’s actual results, including the actual results of DeviceAnywhere for the period from October 18, 2011 to March 31, 2012, and the pro forma results of DeviceAnywhere as if the acquisition had occurred as of the first day of each period presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented. The pro forma results presented include amortization charges for acquired intangible assets, stock-based compensation, eliminations of intercompany transactions, adjustments to interest expense and related tax effects (in thousands, except per share amounts):

	Six Months Ended March 31,
	2012	2011
Net revenue	$64,270	$58,744
Net income	$4,202	$1,599
Basic net income per share	$0.24	$0.10
Diluted net income per share	$0.23	$0.10

(4) Revenue Recognition

Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Internet:
Web measurement subscriptions	$8,267	$7,373	$16,386	$14,648
Other subscriptions	3,269	2,784	7,564	6,232
Engagements	2,821	2,600	5,911	4,785
Internet net revenue	14,357	12,757	29,861	25,665
Mobile:
Subscriptions	6,206	3,234	11,799	6,429
Ratable licenses	980	3,687	2,563	8,258
System licenses	4,023	1,262	9,778	3,254
Maintenance and support	5,026	3,167	9,670	5,334
Mobile net revenue	16,235	11,350	33,810	23,275
Net revenue	$30,592	$24,107	$63,671	$48,940

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

The Company also sells monitoring systems to mobile network operators and monitoring and testing systems to enterprise mobile customers under licensing arrangements. Licensing arrangements with mobile customers typically include software licenses, hardware, consulting services to configure the systems (installation services), post contract support (maintenance) services, training services and other consulting services associated with the Company’s System Integrated Test Environment (“SITE”) system, TCE Automation and TCE Monitoring products and services. Licensing arrangements are reflected in the above table as Ratable Licenses (which includes SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal year 2011), Systems Licenses (which includes the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which includes all the other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone consulting services agreements and maintenance agreement renewals).

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

•             Delivery of the product or service. Subscription based services are considered delivered when the customer has been provided with access to the subscription services. Subscription services are generally delivered on a consistent basis over the period of the subscription with the customer having flexibility to define and change measurements with respect to the type, frequency, location and complexity of each measurement. Engagement services are considered delivered when the services are performed or the contractual milestones are completed. System licensing arrangements, excluding maintenance, are considered delivered when all elements of the arrangement have either been delivered or accepted, if acceptance language exists.

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

For Arrangements Entered into Subsequent to Adoption of ASU 2009-13 and ASU 2009-14:

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting guidance for multiple-element revenue arrangements to:

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

(5)  Concentration of Risk

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

 One customer accounted for 12% of net revenue for the three months ended March 31, 2012 and no single customer accounted for more than 10% of net revenue for the six months ended March 31, 2012. One customer accounted for 14% of net revenue for the three months ended March 31, 2011 and for 11% of net revenue for the six months ended March 31, 2011. As of March 31, 2012, no single customer accounted for more than 10% of the Company’s net accounts receivable. As of September 30, 2011, one customer accounted for 14% of the Company’s net accounts receivable.

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term investments (in thousands):

	March 31, 2012
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$21,377	$—	$—	$21,377	$—
Level 1
Money market funds	8,595	—	—	8,595	—
Corporate and municipal bonds	4,591	—	(6)	—	4,585
	13,186	—	(6)	8,595	4,585
Level 2
Corporate and municipal bonds	5,785	—	(6)	—	5,779
Commercial paper	3,298	—	—	1,650	1,648
	9,083	—	(6)	1,650	7,427
Total	$43,646	$—	$(12)	$31,622	$12,012

	September 30, 2011
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$24,512	$—	$—	$24,512	$—
Level 1
Money market funds	61,061	—	—	61,061	—
Corporate bonds	6,585	—	(82)	—	6,503
Government agencies	2,000	3	—	—	2,003
	69,646	3	(82)	61,061	8,506
Level 2
Corporate and municipal bonds	5,854	—	(53)	—	5,801
Commercial paper	1,499	1	—	—	1,500
	7,353	1	(53)	—	7,301
Total	$101,511	$4	$(135)	$85,573	$15,807

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

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the condensed consolidated statement of operations. The Company considers factors such as the length of time an investment’s fair value has been below cost, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. There were no impairment charges recorded in the three and six month periods ended March 31, 2012 and 2011.

Contractual maturities of available-for-sale securities at March 31, 2012 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$10,767	$10,755
Due in more than one year and less than two years	1,257	1,257
Total	$12,024	$12,012

(7) Consolidated Financial Statement Details

The following tables present the Company’s condensed consolidated financial statement details (in thousands):

Other Current Assets

	March 31, 2012	September 30, 2011
Prepaid expenses	$2,594	$2,227
Security deposits, advances, and interest receivable	276	169
Income tax receivable	210	219
Deferred costs of revenue	91	128
Prepaid tax assets	—	65
Other assets	294	194
Total	$3,465	$3,002

Property, Equipment and Software

	March 31, 2012	September 30, 2011
Land	$14,150	$14,150
Computer equipment and software	38,639	35,882
Building and building improvements	22,413	21,869
Furniture and fixtures	2,219	2,108
Leasehold improvements	1,213	1,209
Construction in progress	284	296
	78,918	75,514
Less accumulated depreciation and amortization	(43,538)	(41,090)
Total	$35,380	$34,424

Other Long-Term Assets

	March 31, 2012	September 30, 2011
Prepaid expenses	$405	$326
Deposits	238	222
Deferred costs of revenue	79	140
Tenant rent receivable	265	122
Total	$987	$810

Accrued Expenses

	March 31, 2012	September 30, 2011
Accrued employee compensation	$5,795	$5,228
Income and other taxes	1,184	618
Accrued audit and professional fees	977	885
Other accrued expenses	2,813	2,719
Total	$10,769	$9,450

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

During the quarter ended March 31, 2012, the Company concluded that there were no triggering events which would require an impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and cash flows during the period. The Company is continuing to monitor the need to perform an impairment analysis in light of current economic factors in the equity markets as well as the recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis to determine if an impairment charge should be recorded to write down goodwill to its fair value. If the results of any impairment testing indicate that a write down of goodwill is necessary, such charge could be significant and, accordingly, could have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.

The following table presents the changes in goodwill during the six months ended March 31, 2012 (in thousands):

September 30, 2011 balance	$62,459
Goodwill recorded in connection with the acquisition of DeviceAnywhere	49,293
Translation adjustments	(180)
March 31, 2012 balance	$111,572

The components of identifiable intangible assets are as follows (in thousands):

	Technology	Customer Based	Trademark	Covenant	Backlog	Total
As of March 31, 2012:
Gross carrying value	$10,326	$3,868	$1,741	$333	$2,800	$19,068
Accumulated amortization	(3,669)	(1,366)	(592)	(76)	(1,312)	(7,015)
Net carrying value	$6,657	$2,502	$1,149	$257	$1,488	$12,053
As of September 30, 2011:
Gross carrying value	$3,868	$1,272	$643	$33	$100	$5,916
Accumulated amortization	(2,619)	(1,076)	(455)	(28)	(85)	(4,263)
Net carrying value	$1,249	$196	$188	$5	$15	$1,653

Amortization of technology is recorded to costs of revenue. Amortization of all other identifiable intangible assets is recorded to operating expenses. The following table presents amortization of identifiable intangible assets for the three and six months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Amortization of intangible assets — technology	$525	$419	$990	$838
Amortization of intangible assets — other	969	153	1,779	304
Total amortization of intangible assets	$1,494	$572	$2,769	$1,142

The estimated future amortization expense for existing identifiable intangible assets as of March 31, 2012 was as follows (in thousands):

Fiscal Year	Total
2012 (remaining six months)	$2,992
2013	2,333
2014	1,918
2015	1,768
2016	1,761
Thereafter	1,281
Total	$12,053
Weighted average remaining useful lives as of March 31, 2012 (years)	2.6

(10) Lease Abandonment Accrual

The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $0.6 million related to its discontinued use of this facility. The changes in the lease abandonment liability for the six months ended March 31, 2012 was as follows (in thousands):

September 30, 2011 balance	$363
Lease payments to lessor	(140)
Sublease proceeds	83
Imputed interest expense	2
March 31, 2012 balance	$308

(11)      Stock-Based Compensation

1999 Equity Incentive Plan

On March 16, 2012, the stockholders of the Company authorized an additional 0.6 million shares of common stock for issuance under the 1999 Equity Incentive Plan (“Incentive Plan”) and approved an extension of its term until December 31, 2015. As of March 31, 2012, the Company was authorized to issue up to approximately 4.1 million shares of common stock under its Incentive Plan. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full either three years or four years from the date of grant. Options expire ten years after the date of grant. Approximately 1.4 million shares were available for future issuance under the Incentive Plan as of March 31, 2012.

Under the Incentive Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the stock’s fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonqualified stock options, the exercise price must be at least 110% of the stock’s fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% of the stock’s fair market value for employees owning less than 10% of the voting power of all classes of stock.

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”), which will expire on June 28, 2019. As of March 31, 2012, the Company had reserved a total of approximately 0.3 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

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

The fair value of each RSU was estimated on the date of grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for each RSU granted in the three and six months ended March 31, 2012 and 2011 under the Incentive Plan were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Volatility	48.3%	54.6%	55.1%	55.9%
Risk free interest rate	0.6%	1.1%	0.7%	0.9%
Expected life (in years)	3.0	2.9	3.5	2.9
Dividend yield	1.2%	1.4%	1.1%	1.6%

A summary of RSU activity under the Company’s Incentive Plan for the six months ended March 31, 2012 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2011	743	$12.43
Granted	406	22.06
Vested	(95)	8.25
Cancelled	(14)	19.84
Outstanding at March 31, 2012*	1,040	$16.09

*        Included in the total outstanding RSU balance at March 31, 2012, are 35,000 Performance Stock Units (“PSUs”). Each PSU award reflects a target number of shares that may be issued to the award recipient before adjusting for performance conditions. The vesting period and/or the actual number of shares the PSU recipient receives is based on pre-established targets such as net revenue and operating results.

As of March 31, 2012, there was $10.0 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

A summary of option activity under the Company’s Incentive Plan for the six months ended March 31, 2012 is presented below (in thousands, except per share and term amounts):

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,779	$11.92	4.4
Granted	—	—
Exercised	(53)	10.89
Forfeited or canceled	(4)	9.94
Outstanding at March 31, 2012	1,722	$11.95	4.0	$13,440
Vested and expected to vest	1,721	$11.95	4.0	$13,435
Exercisable at March 31, 2012	1,674	$11.96	3.9	$13,058

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on March 31, 2012.

As of March 31, 2012, there was $0.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that are expected to be recognized over a weighted average period of 0.2 years.

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

Weighted-average assumptions for stock purchase rights under the Purchase Plan were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Volatility	50.3%	56.4%	50.6%	57.9%
Risk free interest rate	0.3%	0.5%	0.3%	0.5%
Expected life (in years)	1.3	1.3	1.3	1.3
Dividend yield	1.4%	0.9%	1.4%	0.7%

Stock-Based Compensation Expense

The following table provides a summary of the stock-based compensation expense included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Direct costs of revenue	$203	$99	$369	$195
Development	375	171	680	348
Operations	160	47	303	154
Sales and marketing	519	284	950	575
General and administrative	287	123	570	247
Total	$1,544	$724	$2,872	$1,519

(12) Dividends

During the six months ended March 31, 2012 and the year ended September 30, 2011, the Company declared and paid the following cash dividends (in thousands except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2012
December 1, 2011	December 15, 2011	$0.06	$1,038
March 1, 2012	March 15, 2012	0.06	1,043

Fiscal 2011
December 1, 2010	December 15, 2010	0.06	898
March 1, 2011	March 15, 2011	0.06	970
June 1, 2011	June 15, 2011	0.06	991
September 1, 2011	September 15, 2011	$0.06	$1,036

(13) Comprehensive Income (Loss) and Foreign Currency Translation

The components of comprehensive income (loss) consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries, primarily the Company’s German subsidiary, not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the condensed consolidated statements of operations as incurred and were approximately ($0.1) million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. Gains (losses) from foreign currency transactions were approximately zero and $0.2 million for the six months ended March 31, 2012 and 2011, respectively.

The components of comprehensive income were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$334	$3,331	$4,455	$6,958
Net unrealized gain (loss) on available-for-sale investments	67	(50)	119	(65)
Foreign currency translation gain (loss)	1,569	3,506	(160)	2,290
Comprehensive income	$1,970	$6,787	$4,414	$9,183

The components of accumulated other comprehensive income (loss) in the equity section of the balance sheets are as follows (in thousands):

	March 31, 2012	September 30, 2011
Net unrealized losses on short-term investments	$(12)	$(131)
Cumulative foreign currency translation	1,154	1,314
Accumulated other comprehensive income	$1,142	$1,183

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

(14) Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% prior to January 1, 2012 and 65% subsequent to that date.  Rental income was approximately $0.8 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Rental income was approximately $1.5 million and $1.3 million for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the Company had leased space to 16 tenants, of which 15 had noncancellable operating leases, which expire on various dates through 2018. At March 31, 2012, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal year
2012 (remaining six months)	$1,364
2013	2,308
2014	1,946
2015	1,621
2016	717
Thereafter	446
Total future minimum rents receivable	$8,402

(15) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 56% and 7%, respectively.  The Company’s effective tax rate for the six months ended March 31, 2012 and 2011 was 29% and 7%, respectively. The rate for the three months ended March 31, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings and enacted tax rates. The rate for the six months ended March 31, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction.  The rate for the three and six months ended March 31, 2011 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards not recognized previously as a result of valuation allowances.

The effective tax rate is highly dependent upon the geographic distribution of the Company’s worldwide earnings or losses, tax regulations in each geographic region, and the effectiveness of the Company’s tax planning strategies. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts its estimates accordingly. If actual results differ from management’s estimates, future income tax expense could be materially affected.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

In the fourth quarter of fiscal year 2011, the Company determined, based on its recent history of earnings coupled with its forecasted profitability, that it is more likely than not that $41.5 million of deferred tax assets will be realized in the foreseeable future and a valuation allowance should be maintained against the remaining deferred tax assets. Accordingly, in the fourth quarter of fiscal year 2011, the Company released $37.3 million of the valuation allowance on its deferred tax assets, primarily related to its federal deferred tax assets. The Company’s remaining deferred tax assets subject to valuation allowance because management does not believe that it is more likely than not that they will be realized primarily consist of foreign net operating losses in certain jurisdictions, net operating losses resulting from windfall stock option deductions which when realized will be credited to additional paid in capital and certain state deferred tax assets.

Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded either as a reduction of the income tax provision or as a credit to paid-in-capital if the associated deferred tax asset relates to excess deductions on the exercise of stock options.

As a result of our acquisition of DeviceAnywhere, the Company acquired approximately $11.4 million of federal net operating losses. Due to section 382 of the Internal Revenue Code, the Company is limited to the utilization of the acquired net operating losses. As a result of this limitation, the Company will be limited to utilization of the net operating losses in the amount of approximately $2.4 million per year.

As of March 31, 2012, the total amount of gross unrecognized benefits of $7.9 million related to uncertain tax positions remained consistent with the balance as of September 30, 2011. Included in this balance was approximately $6.6 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

In November 2011, the German tax authorities began auditing the Company’s 2006 through 2009 German income tax returns. As of March 31, 2012, the audit was not complete and the Company had not received any preliminary results from the examination. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of this audit will have no material adverse effects on its results of operations or financial condition.

It is possible that the amount of liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audit in Germany, may change within the next twelve months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions may continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties were $0.1 million for the six months ended March 31, 2012.

As of March 31, 2012, the fiscal tax years that remain subject to examination in the Company’s major tax jurisdictions are:

Jurisdiction	Open Tax Years
United States—federal	1997 through 2010
United States—California	2000 through 2010
Germany	2006 through 2010

(16) Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through October 2015. As of March 31, 2012, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2012 (remaining six months)	$511
2013	526
2014	373
2015	314
2016	25
Total minimum lease payments*	$1,749

*            Future minimum lease payments exclude sublease proceeds of approximately $0.7 million.

Rent expense was approximately $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. Rent expense was approximately $0.7 million and $0.5 million for the six months ended March 31, 2012 and 2011, respectively.

Commitments

The Company had, as of March 31, 2012, $2.7 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term ranging from one to thirty-three months and become due if the Company terminates any of these agreements prior to their expiration.

As of March 31, 2012, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.3 million to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit in the amount of $1.3 million as of March 31, 2012.

Legal Proceedings

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. This lawsuit was one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that the Company was not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed 30 of the cases without prejudice. On June 22, 2009 the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross appeals. The Ninth Circuit heard oral argument on October 5, 2010, and the Court issued its written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including the Company) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing of the original three judge panel of the Court and a rehearing by the entire Court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the United States Supreme Court. On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied plaintiff’s petition. On November 29, 2011 the Supreme Court heard oral argument.  On March 26, 2012, the Supreme Court reversed the Ninth Circuit’s ruling that plaintiff’s claim was not barred by the applicable statute of limitations, and remanded for further proceedings on plaintiff’s alternative claim that the statute of limitations was extended by the doctrine of equitable tolling.  The District Court had determined that equitable tolling did not apply, but the Ninth Circuit had not considered that issue. No amount has been accrued as of March 31, 2012 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters—consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement— will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.  No amount has been accrued as of March 31, 2012 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.

Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of March 31, 2012 and September 30, 2011, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2012.

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

Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
United States	$16,203	$11,970	$33,705	$24,214
Europe*	8,370	8,042	15,630	16,383
Other*	6,019	4,095	14,336	8,343
Net revenue	$30,592	$24,107	$63,671	$48,940

*            No individual country represented more than 10% of net revenue for the three and six months ended March 31, 2012 and 2011.

Information regarding geographic areas which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	March 31, 2012	September 30, 2011
United States	$33,809	$33,016
Germany	1,547	1,393
Other	24	15
Total	$35,380	$34,424

(18)      Subsequent Events

In April 2012, the Board of Directors approved the payment of a quarterly dividend of $0.06 per share to stockholders of record as of June 1, 2012. In the future, the Company intends to pay a similar dividend on a quarterly basis; however, its ability to continue to do so will be affected by its future results of operations, financial position and the various other factors that may affect its overall business.

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

Overview

Keynote is a leading global provider of Internet and mobile cloud monitoring and testing solutions. We provide cloud-based testing, monitoring and measurement products and services that enable our customers to know how their Web sites, content, and applications perform on nearly any combination of actual browsers, networks and mobile devices. Since our founding in 1995, we have built and optimized a global monitoring network comprised of over 7,000 measurement computers and mobile devices in over 300 locations and 180 metropolitan areas worldwide and execute more than 525 million performance measurements every day. We deliver our products and services primarily through a cloud-based model on a subscription basis to a world-class customer base, representing a broad cross-section of industries.

We deliver our products and services primarily through a cloud-based model on a subscriptions basis (also referred to as Software-as-a-Service, or SaaS). Subscription fees range from monthly to multi-year commitments and vary based on the type of service selected, the number of measurements, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements, the communication protocols or services measured, privacy settings and any additional features ordered. Our System Integrated Test Environment (“SITE”) systems, which include monitoring software and hardware, usually are offered via a software license fee model that is bundled with ongoing maintenance and support. Our Real User Experience Testing services, which we also refer to as our professional services or engagement services, primarily are offered on an engagement, per incident or per study basis. Engagements typically involve fixed price contracts based on the complexity of the project, the size of a panel, and the type of testing to be conducted.

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

Our net revenue increased by $6.5 million, or 27%, from $24.1 million for the three months ended March 31, 2011 to $30.6 million for the three months ended March 31, 2012. Our net income decreased by $3.0 million from net income of $3.3 million for the three months ended March 31, 2011 to net income of $0.3 million for the three months ended March 31, 2012. The increase in net revenue is primarily attributable to a $4.9 million increase in Mobile net revenue and a $1.6 million increase in Internet net revenue for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Of the $4.9 million increase in Mobile net revenue, $4.1 million was from sales of products and services from our recent acquisition, DeviceAnywhere. The increase in net revenue was partially offset by an increase in total costs and expenses of $9.1 million from $20.7 million for the three months ended March 31, 2011 to $29.8 million for the three months ended March 31, 2012. Of the $9.1 million increase in total costs and expenses, $2.9 million was due to higher costs of revenue associated with increased net revenue, increases in headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009. The remaining increase in total costs and expenses was primarily due to $6.2 million of DeviceAnywhere related expenses, which includes $1.4 million of amortization of intangible assets and stock compensation expense.

Our net revenue increased by $14.7 million, or 30%, from $48.9 million for the six months ended March 31, 2011 to $63.7 million for the six months ended March 31, 2012. Our net income decreased by $2.5 million from net income of $7.0 million for the six months ended March 31, 2011 to net income of $4.5 million for the six months ended March 31, 2012. The increase in net revenue is primarily attributable to a $10.5 million increase in Mobile net revenue and a $4.2 million increase in Internet net revenue for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Of the $10.5 million increase in Mobile net revenue, $8.2 million was from sales of products and services from our recent acquisition, DeviceAnywhere. The increase in net revenue was offset by an increase in total costs and expenses of $15.6 million from $41.9 million for the six months ended March 31, 2011 to $57.5 million for the six months ended March 31, 2012. Of the $15.6 million increase in total costs and expenses, $3.7 million was due to higher costs of revenue associated with increased net revenue, increases in headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009. The remaining increase in total costs and expenses was primarily due to $11.9 million of DeviceAnywhere related expenses, which includes $2.6 million of amortization of intangible assets and stock compensation expense. Partially offsetting the increase in total costs and expenses is the $2.0 million benefit from the change in fair value of contingent consideration associated with the DeviceAnywhere acquisition earnout liability.

We believe that important trends and challenges for our business include:

•                  Continuing to drive growth in our Internet and Mobile Cloud products and services, as we believe that revenue growth is the primary factor in creating stockholder value;

•                  Successfully integrating our recent acquisition, DeviceAnywhere, with our existing culture, products, procedures, controls and systems and achieving revenue from sales of DeviceAnywhere’s products and services;

•                  Growing our overall customer base and cross-selling our products within our existing customer base to support the growth of our Internet and mobile revenue;

•                  Controlling expenses in fiscal year 2012 to maintain profitability, particularly because of the economic uncertainties that continue to exist and the costs we are incurring to take advantage of growth opportunities; and

•                  Meeting challenges faced due to the current economic environment as this affects our customers’ ability to purchase our products and services.

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

Except for the fair value of assets acquired and liabilities assumed in connection with the DeviceAnywhere acquisition (see Note 3 to the condensed consolidated financial statements in Part 1 Item 1 of this Form 10-Q), management believes that there have been no significant changes during the six months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2011 Annual Report on Form 10-K.

Results of Operations

The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue	28.4	24.7	27.1	24.1
Development	15.3	13.2	14.2	12.7
Operations	8.7	8.2	8.1	7.9
Amortization of intangible assets — technology	1.7	1.7	1.6	1.7
Sales and marketing	29.1	28.1	28.4	28.6
General and administrative	12.4	10.6	12.4	11.1
Change in fair value of acquisition-related contingent consideration	—	—	(3.1)	—
Excess occupancy income	(1.3)	(1.1)	(1.2)	(1.1)
Amortization of intangible assets — other	3.2	0.6	2.8	0.6
Total costs and expenses	97.5	86.0	90.3	85.6
Income from operations	2.5	14.0	9.7	14.4
Interest income and other, net	—	0.8	0.1	0.9
Income before provision for income taxes	2.5	14.8	9.8	15.3
Provision for income taxes	(1.4)	(1.0)	(2.8)	(1.1)
Net income	1.1%	13.8%	7.0%	14.2%

The dollar amounts in the tables in this and the following sections are in thousands unless otherwise indicated.

Net Revenue

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Internet:
Web Measurement Subscriptions	$8,267	$7,373	12%	$16,386	$14,648	12%
Other Subscriptions	3,269	2,784	17	7,564	6,232	21
Engagements	2,821	2,600	9	5,911	4,785	24
Total Internet net revenue	14,357	12,757	13	29,861	25,665	16
Mobile:
Subscriptions	6,206	3,234	92	11,799	6,429	84
Ratable Licenses	980	3,687	(73)	2,563	8,258	(69)
System Licenses	4,023	1,262	219	9,778	3,254	200
Maintenance and Support	5,026	3,167	59	9,670	5,334	81
Total Mobile net revenue	16,235	11,350	43	33,810	23,275	45
Net revenue	$30,592	$24,107	27%	$63,671	$48,940	30%

Subscription revenue is reflected in the above table as Web Measurement Subscriptions (which include Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which include all other Internet subscription product and services) and Mobile Subscriptions (which include GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, TCE Interactive and Test Center Developer products and services). Licensing arrangements for monitoring and testing systems are reflected in the above table as Ratable Licenses (which includes SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal year 2011), Systems Licenses (which includes the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which includes all the other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone consulting services agreements and maintenance agreement renewals).

Internet Net Revenue.  Internet net revenue increased by $1.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Internet net revenue represented 47% and 53% of net revenue for the three months ended March 31, 2012 and 2011, respectively. The increase in Internet net revenue for the three months ended March 31, 2012 was mainly attributable to an increase of $0.9 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers are performing to test their Web sites, an increase of $0.5 million in our Internet Subscriptions Other and $0.2 million in our Engagements (also referred to as professional services).

Internet net revenue increased by $4.2 million for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Internet net revenue represented 47% and 52% of net revenue for the six months ended March 31, 2012 and 2011, respectively. The increase in Internet net revenue for the six months ended March 31, 2012 was mainly attributable to an increase of $1.7 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers are performing to test their Web sites, an increase of $1.3 million in our Internet Subscriptions Other and an increase of $1.1 million in our Engagements (also referred to as professional services),

Mobile Net Revenue.  Mobile net revenue increased by $4.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Mobile net revenue represented 53% and 47% of net revenue for the three months ended March 31, 2012 and 2011, respectively. The increase in Mobile net revenue for the three months ended March 31, 2012 was mainly attributable to $4.1 million of revenues in the current quarter from DeviceAnywhere. Additionally, Mobile Subscriptions from our historical products increased by $1.3 million due to increased customer demand and the increased importance of mobile Web sites to our enterprise customers, offset by a decrease in sales of SITE systems by $(0.5) million.

Mobile net revenue increased by $10.5 million for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Mobile net revenue represented 53% and 48% of net revenue for the six months ended March 31, 2012 and 2011, respectively. The increase in Mobile net revenue for the six months ended March 31, 2012 was mainly attributable to $8.2 million of revenue in the period from DeviceAnywhere. Additionally, Mobile Subscriptions from our historical products increased by $2.4 million due to increased customer demand and the increased importance of mobile Web sites to our enterprise customers. SITE systems revenue is consistent with prior year period even though ratable licenses have decreased by $5.7 million due to the change in revenue recognition principles effective in the beginning of fiscal 2011.

International sales were approximately 47% and 51% of net revenue for the six months ended March 31, 2012 and 2011, respectively.

Direct Costs of Net Revenue

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Direct costs of net revenue	$8,691	$5,964	46%	$17,285	$11,807	46%

Direct costs of revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, and monitoring and testing systems hardware and supplies costs.

Direct costs of revenue increased $2.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and represented 28% and 25% of net revenue for the three months ended March 31, 2012 and 2011, respectively. The increase was mainly attributable to $1.3 million of DeviceAnywhere costs which were not in prior year’s results. The remaining increase in direct costs of revenue was mainly attributable to additional telecommunication and network fees of $0.6 million due to higher monitoring volume associated with the increased revenue, increased personnel costs of $0.5 million due to increased headcount to support higher revenue and increased consulting costs of $0.3 million to install SITE systems.

Direct costs of revenue increased $5.5 million for the six months ended March 31, 2012 compared to the six months ended March 31, 2011 and represented 27% and 24% of net revenue for the three months ended March 31, 2012 and 2011, respectively. The increase was mainly attributable to $2.6 million of DeviceAnywhere costs which were not in prior year’s results. The remaining increase in direct costs of revenue was mainly attributable to additional telecommunication and network fees of $1.3 million due to higher monitoring volume associated with the increased revenue, increased personnel costs of $0.7 million due to increased headcount to support higher revenue and increased consulting costs of $0.6 million to install SITE systems.

Development

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Development	$4,688	$3,186	47%	$9,067	$6,221	46%

Development expenses consist primarily of employee compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel. Development costs increased $1.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was mainly attributable to $0.9 million of DeviceAnywhere development expenses which were not in prior year’s results. The remaining increase is due to higher personnel costs due to 6 additional headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009.

Development costs increased $2.8 million for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The increase was mainly attributable to $1.7 million of DeviceAnywhere development expenses which were not in prior year’s results. The remaining increase was due to higher personnel costs due to 19 additional headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009.

Operations

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Operations	$2,667	$1,967	36%	$5,163	$3,878	33%

Operations expenses consist primarily of employee compensation, including stock-based compensation and other benefits, for management and technical support personnel. Our operations personnel manage and maintain our field measurement and data collection network; provide basic and extended customer support; and ensure the reliability of our services. Operations expenses increased $0.7 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was mainly attributable to $0.5 million of DeviceAnywhere operations expenses which were not in prior year’s results. The remaining increase was due to higher personnel costs due to 2 additional headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009.

Operations expenses increased $1.3 million for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The increase was mainly attributable to $0.9 million of DeviceAnywhere operations expenses which were not in prior year’s results. The remaining increase was due to higher personnel costs due to 6 additional headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009.

Sales and Marketing

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Sales and marketing	$8,874	$6,768	31%	$18,012	$13,961	29%

Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses increased by $2.1 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The increase was mainly attributable to $1.3 million of DeviceAnywhere sales and marketing expenses which were not in prior year’s results. The remaining increase was due to higher personnel costs to grow Mobile revenues due to 10 additional headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009.

Sales and marketing expenses increased by $4.1 million for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  The increase was mainly attributable to $2.6 million of DeviceAnywhere sales and marketing expenses which were not in prior year’s results. The remaining increase was due to higher personnel costs to grow mobile revenues due to 23 additional headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009.

General and Administrative

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
General and administrative	$3,801	$2,559	49%	$7,909	$5,407	46%

General and administrative expenses consist primarily of employee compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses increased by $1.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The increase was mainly attributable to approximately $1.0 million of DeviceAnywhere general and administrative expenses which were not in prior year’s results.

General and administrative expenses increased by $2.5 million for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.  The increase was mainly attributable to approximately $2.0 million of DeviceAnywhere general and administrative expenses which were not in prior year’s results and $0.3 million of transaction expenses in connection with the acquisition of DeviceAnywhere.

Change in estimated fair value of acquisition-related contingent consideration

At the acquisition date, a $2.0 million liability was recorded based on the estimated fair value of the acquisition-related contingent consideration to the former stockholders of DeviceAnywhere based on DeviceAnywhere achieving 2011 and 2012 revenue, bookings and EBITDA targets. During the first quarter of 2012, we concluded that DeviceAnywhere would not achieve either the 2011 or the 2012 targets.  Accordingly, we reversed the liability and recorded a benefit of $2.0 million due to the change in estimate of the fair value of acquisition-related contingent consideration.

Excess Occupancy Income

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Rental income	$(779)	$(644)	21%	$(1,520)	$(1,254)	21%
Rental and other expenses	391	371	5%	782	735	6%
Excess occupancy income	$(388)	$(273)	42%	$(738)	$(519)	42%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The costs associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was 75% prior to January 1, 2012 and 65% subsequent to that date. The square footage available for lease to third parties decreased because DeviceAnywhere moved into our headquarters building in January 2012. The increase in excess occupancy income for the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011 was mainly attributable to new tenants occupying space in our building.  Expenses were relatively consistent for the periods presented.

Amortization of Identifiable Intangible Assets

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Amortization of identifiable intangible assets — technology	$525	$419	25%	$990	$838	18%
Amortization of identifiable intangible assets — other	969	153	533%	1,779	304	485%
Total amortization of identifiable intangible assets	$1,494	$572	161%	$2,769	$1,142	142%

Amortization of intangible assets—technology mainly relates to developed and purchased technology for our mobile products and is reflected in costs of revenue in our condensed consolidated statements of operations. Amortization of intangible assets—other relates to all other intangibles, including customer lists and customer backlog, and is reflected in operating expenses in our condensed consolidated statements of operations.

Amortization of identifiable intangible assets—technology and amortization of identifiable intangible assets—other increased for the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011 as a result of the amortization of DeviceAnywhere purchased intangibles.

The identifiable intangible assets will be amortized through 2019, assuming no impairment charges. See Note 9 to our condensed consolidated financial statements for the schedule of future amortization charges. At March 31, 2012, the type and net carrying amount of the identifiable intangible assets was as follows:

Type of Identifiable Intangible Asset	Net Carrying Value
Technology	$6,657
Customer Based	2,502
Trademark	1,149
Covenant	257
Backlog	1,488
Total	$12,053

We annually review our goodwill for impairment, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. No events or circumstances were identified in the period ended March 31, 2012 indicating that the carrying amount of these assets may not be recoverable.

Interest Income and Other Income (Expense), Net

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Interest income	$39	$132	(70)%	$85	$266	(68)%
Other income (expense), net	(51)	75	(168)%	(37)	157	(124)%
Total	$(12)	$207	(106)%	$48	$423	(89)%

Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income (expense), net decreased $0.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Interest income decreased $0.1 million primarily due to lower invested cash balances as a result of the acquisition of DeviceAnywhere on October 18, 2011. Other income (expense), net decreased $0.1 million primarily due to slightly less favorable foreign exchange rates in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Interest income and other income (expense), net decreased $0.4 million for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. Interest income decreased $0.2 million primarily due to lower invested cash balances as a result of the acquisition of DeviceAnywhere on October 18, 2011. Other income (expense), net decreased $0.2 million primarily due to slightly less favorable foreign exchange rates in the six months ended March 31, 2012 as compared to the six months ended March 31, 2011.

Provision for Income Taxes

	For the three months ended March 31,			For the six months ended March 31,
	2012	2011	% Change	2012	2011	% Change
Provision for income taxes	$419	$240	75%	$1,797	$508	254%

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 56% and 7%, respectively, and 29% and 7%, respectively, for the six months ended March 31, 2012 and 2011. The rate for the three months ended March 31, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings and enacted tax rates. The rate for the six months ended March 31, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction.  The rate for the three and six months ended March 31, 2011 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards not recognized previously as a result of valuation allowances.

Stock based Compensation Expense

Stock-based compensation expense, which is included in total costs and expenses by category increased $0.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 mainly attributable to additional restricted stock units (“RSUs”) granted to employees, including employees of DeviceAnywhere at the date of the acquisition. Stock-based compensation expense increased $1.4 million for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 primarily due to additional restricted stock units (“RSUs”) granted to employees, including employees of DeviceAnywhere.

Stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Direct costs of revenue	$203	$99	$369	$195
Development	375	171	680	348
Operations	160	47	303	154
Sales and marketing	519	284	950	575
General and administrative	287	123	570	247
Total	$1,544	$724	$2,872	$1,519

Non-GAAP Financial Measures and Other Operational Data

We also consider certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), including Non-GAAP net income, Non-GAAP net income per share, Adjusted EBITDA, free cash flow, and other operational data in managing and measuring the performance of our business. We use these non-GAAP financial measures internally in analyzing our financial results and believe they are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance against other technology companies and enhancing an overall understanding of our past financial performance, as they help illustrate underlying trends in our business that could otherwise be masked by the effect of the non-cash expenses that we exclude in these non-GAAP financial measures. Furthermore, we use Adjusted EBITDA to establish budgets and bonus compensation targets for managing our business and evaluating our performance. The Non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations.

Non-GAAP Net Income and Non-GAAP Net Income Per Share

Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision (benefit) for income taxes, cash taxes paid (net of refunds), stock-based compensation expense, amortization of purchased intangibles, and any unusual items. Cash taxes paid (net of refunds) consists of payments made to tax authorities less any refunds received from tax authorities related to income taxes. In the first quarter of fiscal year 2012, the change in fair value of acquisition-related contingent consideration was considered an unusual item. Non-GAAP net income per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
GAAP net income	$334	$3,331	$4,455	$6,958
Stock-based compensation	1,544	724	2,872	1,519
Amortization of intangible assets — technology	525	419	990	838
Amortization of intangible assets — other	969	153	1,779	304
Provision for income taxes	419	240	1,797	508
Change in fair value of acquisition-related contingent consideration	—	—	(2,000)	—
Cash taxes paid (net of refunds)	66	136	(20)	(30)
Non-GAAP net income	$3,857	$5,003	$9,873	$10,097
Weighted average diluted common shares outstanding	18,553	17,160	18,540	16,498
Non-GAAP net income per share	$0.21	$0.29	$0.53	$0.61

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
GAAP net income	$334	$3,331	$4,455	$6,958
Stock-based compensation	1,544	724	2,872	1,519
Amortization of intangible assets — technology	525	419	990	838
Amortization of intangible assets — other	969	153	1,779	304
Depreciation	1,370	1,060	2,704	2,066
Provision for income taxes	419	240	1,797	508
Change in fair value of acquisition-related contingent consideration	—	—	(2,000)	—
Interest income and other income (expense), net	12	(207)	(48)	(423)
Adjusted EBITDA	$5,173	$5,720	$12,549	$11,770

Free Cash Flow

Free cash flow is defined as cash flow from operations less cash used to purchase property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	Six Months Ended March 31,
	2012	2011
Cash flow provided by operations	$6,116	$9,017
Purchases of property, equipment and software	(3,247)	(2,163)
Free cash flow	$2,869	$6,854

Liquidity and Capital Resources

	March 31, 2012	September 30, 2011
Cash, cash equivalents and short-term investments	$43,634	$101,380
Accounts receivable, net	$19,311	$14,738
Working capital	$45,143	$100,193
Days sales outstanding (DSO) for the three months ended (a)	57	49

(a)     DSO is calculated as: (ending net accounts receivable / net revenue for the three month period) multiplied by number of days in the period.

Days sales outstanding increased by 8 days from September 30, 2011 to March 31, 2012. The increase is due to the extended terms granted primarily to international customers in countries that customarily have longer payment terms compared to domestic customers and to the timing of final billing on accepted engagements. During the period, our customers’ payment history remained consistent with prior periods and contractual payment terms. Over the past several periods, our customers have requested extended payment terms. We expect this trend for extended terms to continue.

During the first quarter of 2012, we paid $60.0 million to the stockholders of DeviceAnywhere under the terms of the acquisition agreement.  As a result of this cash payment, our cash, cash equivalents and short-term investments and our working capital decreased by $60.0 million.

	Six Months Ended March 31,
	2012	2011
Cash provided by operating activities	$6,116	$9,017
Cash used in investing activities	$(59,533)	$(13,711)
Cash provided by (used in) financing activities	$(615)	$12,618

As of March 31, 2012, we had $31.6 million in cash and cash equivalents and $12.0 million in short-term investments, for a total of $43.6 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and  other investments with original maturities of three months or less. Short-term investments consist of investments with original maturities longer than three months, including commercial paper and investment-grade corporate and government debt securities with Moody’s ratings of A3 or better. As of March 31, 2012, $27.1 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments was held in foreign financial institutions by our subsidiaries. If these foreign cash, cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

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

For the six months ended March 31, 2012, net cash provided by operating activities was $6.1 million. Net cash provided was mainly due to net income of $4.5 million, adjusted for $8.4 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $(6.7) million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expenses, changes in bad debt and billing reserves, deferred tax expenses, the change in the estimated fair value of acquisition-related contingent consideration and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $2.1 million as a result of higher revenues and a decrease in deferred revenue of $4.0 million.

Cash used in investing activities

Cash flows related to investing activities consist primarily of purchases, sales and maturities of investments and purchases of property, equipment and software to support our growth, to expand and improve our monitoring infrastructure and to make tenant improvements associated with space we lease in our headquarters building.

Net cash used in investing activities was $59.5 million for the six months ended March 31, 2012 consisting of $60.0 million to purchase of DeviceAnywhere on October 18, 2011, purchases of property, equipment and software of $3.2 million, and $1.6 million short-term investments purchases, offset by $5.4 million of proceeds from the sale and maturity of short-term investments.

Cash provided by (used in) financing activities

Cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.

For the six months ended March 31, 2012, net cash used by financing activities was $0.6 million primarily due to common stock dividends of $2.1 million, net of $1.5 million of proceeds from issuance of common stock.

Commitments

As of March 31, 2012, our principal commitments consisted of $1.7 million in real property and equipment operating leases. These leases expire at various times through October 2015. Additionally, we had $2.7 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of between one to thirty-three months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to purchase equipment and other assets to support our growth.

As of March 31, 2012, we have outstanding guarantees totaling $0.3 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. These guarantees were secured by a $1.3 million unsecured line of credit.

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

Foreign Currency Fluctuations. While a significant portion of our revenue and a majority of our expenses are transacted in United States dollars, we operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Specifically, we enter into revenue and expense transactions denominated in other currencies, primarily the Euro and the British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses), included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations, are primarily due to fluctuations in the Euro and the British Pound and are less than ($0.1) million for the six months ended March 31, 2012 and $0.2 million for the six months ended March 31, 2011. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We completed the acquisition of DeviceAnywhere on October 18, 2011 and are currently evaluating the internal controls at DeviceAnywhere. We intend to include this acquired entity in our assessment of the effectiveness of internal controls over financial reporting in the annual management report following the first anniversary of the acquisition. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the six months ended March 31, 2012 other than the DeviceAnywhere acquisition that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named us as a nominal defendant, contained no claims against us, and sought no relief from us. This lawsuit was one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court, that we were not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. On March 12, 2009, the Court dismissed the complaint in this lawsuit with prejudice. On April 10, 2009, the plaintiff filed a notice of appeal of the District Court’s order, and thereafter the underwriter defendants filed a cross appeal to a portion of the District Court’s order that dismissed 30 of the cases without prejudice. On June 22, 2009, the Ninth Circuit issued an order granting the parties’ joint motion to consolidate the 54 appeals and 30 cross appeals. The Ninth Circuit heard oral argument on October 5, 2010, and the Court issued its written opinion on December 2, 2010. The Ninth Circuit affirmed the District Court’s decision that the demand letters that plaintiff submitted to the 30 moving issuers were inadequate and directed the District Court to dismiss those actions with prejudice. The Ninth Circuit further directed the District Court to consider in the first instance whether the demand letters submitted to the other 24 issuers (including us) were sufficiently similar as also to require dismissal with prejudice. The Ninth Circuit reversed the District Court’s decision in favor of the underwriter defendants on statute of limitations grounds. On December 16, 2010, plaintiff and the underwriter defendants separately petitioned for a rehearing of the original three judge panel of the Court and a rehearing by the entire Court, which petitions were denied on January 18, 2011. On January 25 and 26, 2011, the Ninth Circuit granted the motions of the underwriter defendants and of the plaintiff to stay the issuance of the court’s mandate pending those parties’ respective petitions for review by the United States Supreme Court. On April 5 and April 15, 2011, respectively, plaintiff and the underwriter defendants filed their petitions for review in the United States Supreme Court. On June 27, 2011, the Supreme Court granted the petition of the underwriter defendants and denied plaintiff’s petition. On November 29, 2011 the Supreme Court heard oral argument.  On March 26, 2012, the Supreme Court reversed the Ninth Circuit’s ruling that plaintiff’s claim was not barred by the applicable statute of limitations, and remanded for further proceedings on plaintiff’s alternative claim that the statute of limitations was extended by the doctrine of equitable tolling.  The District Court had determined that equitable tolling did not apply, but the Ninth Circuit had not considered that issue. No amount has been accrued as of March 31, 2012 since we believe that our liability, if any, is not probable and cannot be reasonably estimated.

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters—consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement— will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.  No amount has been accrued as of March 31, 2012 since we believe that our liability, if any, is not probable and cannot be reasonably estimated.

Warranties

Our products are generally warranted to perform for a period of one year. In the event there is a failure of such products, we generally are obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of March 31, 2012, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

We do not generally indemnify our customers against legal claims that our services infringe third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that could subject us to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and we are not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2012.

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

•                  Fluctuations in foreign currency exchange rates;

•                  The rate of new and renewed subscriptions for our services, particularly large customers;

•                  The timing, customer acceptance and service period of orders received during a quarter, especially from new customers;

•                  The level of sales of our Mobile Cloud products and services, including those recently-acquired from DeviceAnywhere, and the timing of customer acceptance during the period;

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

•                  The timing and amount of engagement services revenue, which is difficult to predict because of its dependence on the number of engagements in any given period, the non-recurring nature of these engagements, the size of these engagements, and the seasonal nature of these engagements, especially LoadPro;

•                  Disruptions to our global monitoring network infrastructure;

•                  The timing, nature and amount of operating costs, including unforeseen or unplanned operating expenses, sales and marketing investments, changes in headcount and capital expenditures;

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

Our business, financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, European economic contagion, political instability, tax laws (including United States taxes on foreign subsidiaries and the negative tax implications related to moving cash from international locations to the United States), and changes in the value of the United States dollar versus foreign currencies. In addition, net revenue from and margins on sales of our products and services in foreign countries could be materially adversely affected by foreign currency exchange rate fluctuations, particularly the Euro, as a significant portion of our revenue is denominated in Euros.

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

International sales in dollars were approximately 47% of our net revenue for the six months ended March 31, 2012. We expect to continue to commit significant resources to our international activities. Conducting international operations subjects us to risks we do not face in the United States. These include:

•                  Foreign currency exchange rate fluctuations, primarily the Euro;

•                  Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•                  Seasonal fluctuations in purchasing patterns;

•                  Unexpected changes in regulatory requirements;

•                  Installing, maintaining and servicing measurement computers in distant locations;

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

To maintain and grow our revenue, we must maintain or increase the overall size of our customer base, through maintaining high customer renewal rates, obtaining new customers for our products and services, and selling additional products and services to existing customers. Our customers have no obligation to renew our products and services after the contract term and, therefore, they could cease using our products and services at any time. In addition, customers that renew may contract for fewer product and services or at lower prices. Further, our customers may reduce their usage levels of our products and services during the term of their subscription. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. The size of our customer base and prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

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

Revenue from our Mobile Cloud products and services was $33.8 million, or 53% of total revenue, for the six months ended March 31, 2012. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; customer acceptance of installed systems; developing products responsive to the rapidly changing technology in the mobile market, customer acceptance of our new DeviceAnywhere products and services; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile Cloud products and services.

A disruption to our global monitoring network infrastructure could impair our ability to serve and retain existing customers or attract new customers.

Our operations depend upon our ability to maintain and protect our data centers, which store and distribute all data collected from our global monitoring network. We currently serve our customers from facilities located in San Mateo, California; Plano, Texas; Nuremburg, Germany; and London, the United Kingdom. Our facilities are generally susceptible to natural disasters. Specifically, our primary operations centers, located in San Mateo, California, are susceptible to earthquakes, other natural disasters and possible power outages. Natural disasters affecting large geographic areas or that cause severe damage could also negatively impact demand for our products and services from customers. We have occasionally experienced outages in the past and, if we experience outages at our operations centers in the future, we might not be able to promptly receive data from our measurement computers and we might not be able to deliver our products and services to our customers on a timely basis.

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

Our ten largest customers accounted for approximately 29% of our net revenue for the six months ended March 31, 2012. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce the usage of our products and services and, therefore, continue to generate revenue in any future period. In addition, our customers that have monthly renewal arrangements may terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

While we were profitable in the fiscal years 2011, 2010 and 2009, we incurred net losses in fiscal 2008 and in other prior fiscal years. As of March 31, 2012, we had an accumulated deficit of $82.6 million. If we are not able to maintain or increase our revenue, it may be difficult to sustain profitability. In addition, we are required under generally accepted accounting principles to review our goodwill and identifiable intangible assets for impairment when events or circumstances indicate that the carrying value may not be recoverable. As of March 31, 2012, we had $12.1 million of net identifiable intangible assets and $111.6 million of goodwill. We may in the future incur impairment charges in connection with a write down of goodwill and identifiable intangible assets due to changes in market conditions. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. As a result of these and other conditions, we may not be able to sustain profitability in the future.

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

Engagement services revenue represented approximately 9% of net revenue for the six months ended March 31, 2012. We will need to successfully market these services in order to maintain or increase engagement services revenue. The market for these services is very competitive. Each engagement typically spans a one month to twelve month period and, therefore, it is more difficult for us to predict the amount of engagement services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our engagement services revenue.

We face competition that could make it difficult for us to acquire and retain customers.

The market for our products and services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet and mobile software and services with features similar to our products and services such as Compuware, Hewlett-Packard, Neustar, SmartBear and a variety of other Internet and mobile companies that offer a combination of testing, quality assurance, market research and data collection services. Customers could choose to use these companies’ products and services or these companies could enhance their products and services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter additional market-specific competitors.

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

We could also face competition from other companies which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Quest Software, Attachmate, Precise Software, and IBM’s Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors’ services. We face competition for our mobile products and services from companies such as ADECEF, Ascom (which acquired Argogroup), Datamat, JDS Uniphase (which acquired Casabyte) and Perfecto Mobile.

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

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of public companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of events affecting other companies in the technology industry, currency fluctuations and general market events and conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have approximately 17.5 million shares outstanding at March 31, 2012, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

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

There is significant litigation in the United States involving patents and other intellectual property rights, especially in the technology and software industry. We could become subject to intellectual property infringement claims as our products and services overlap with competitive offerings. In addition, we are, or could be, subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award, to develop non- infringing technology, obtain a license to use the infringed intellectual property, or cease selling the products and services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.

Our measurement computers and mobile devices are located at sites that we do not own or operate, and it could be difficult for us to maintain or repair them if they do not function properly.

Our measurement computers and mobile devices that we use to provide many of our products and services are located at facilities that are not owned by us. Instead, these devices are installed at locations near various worldwide Internet and mobile access points. Since we do not own or operate these facilities, we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to maintain relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or being acquired. In addition, if our measurement computers and mobile devices cease to function properly, we may not be able to repair or service them on a timely basis, as we may not have immediate access to our measurement computers and measurement devices. Should performance problems arise and we are unable to quickly maintain and repair our computers and devices, our ability to collect data in a timely manner could be impaired.

If we do not complement our direct sales force with relationships with other companies to help market our products and services, we may not be able to grow our business.

To increase sales worldwide, we must complement our direct sales force with relationships with other companies to help market and sell our products and services. We currently have relationships with several Open Application Performance Monitoring (“Open APM”) partners and SITE system resellers. Additionally, DeviceAnywhere has partner relationships to resell its products. If we are unable to maintain our existing marketing, reseller and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to direct sales and marketing efforts. We would also lose anticipated revenue from customer referrals and other co-marketing benefits.

In the past, we have had to terminate relationships with some of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we may have to commit resources to supplement our direct sales effort or to find additional resellers, especially in foreign countries.

Our success will also depend in part on the ability of these companies to market and sell our products and services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, these companies could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors, or develop or acquire products or services that compete with our services. Even if we succeed in entering into these relationships, they may not result in additional customers or revenue.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Consumer Protection Act and rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and The Nasdaq Stock Market, have imposed and will impose a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, including evaluation of internal controls at DeviceAnywhere, stockholder advisory votes and XBRL reporting. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

We had $111.6 million of goodwill recorded on our condensed consolidated balance sheet as of March 31, 2012. Goodwill represents the excess of the purchase price over the fair market value of net assets acquired in a business combination. We evaluate goodwill for impairment at least annually and more often if events or changes in circumstances indicate that the carrying amount may not be recoverable. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and would require us to evaluate whether our goodwill has been impaired. If we determine that our goodwill has been impaired and we were required to write down all or a significant portion of our goodwill, our operating results and net worth could be materially adversely affected.

If we need to raise additional capital and are unable to do so, our business could be harmed.

We believe that our available cash, cash equivalents and short-term investments will enable us to meet our capital and operating requirements for at least the next 12 months. However, if cash is required for unanticipated operating requirements or to fund an acquisition, we may need additional capital during that period. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when required, our business could be seriously harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

10.1	1999 Equity Incentive Plan, as amended	S-8	333-180646	04-10-2012	10.02
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101*

The following materials from Keynote’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 4th day of May 2012.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CURTIS H. SMITH
Curtis H. Smith
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer
(Principal Accounting Officer)