Form 10-Q
period 2012-06-30
KEYNOTE SYSTEMS INC
filed 2012-08-03
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of July 31, 2012
Common Stock, $.001 par value	17,725,775 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

(Unaudited)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$26,486	$85,573
Short-term investments	18,965	15,807
Total cash, cash equivalents and short-term investments	45,451	101,380
Accounts receivable, less allowance for doubtful accounts of $647 and $246, respectively, and less billing reserve of $210 and $150, respectively	19,188	14,738
Inventories	1,971	1,502
Deferred tax assets	5,891	7,582
Other current assets	2,817	3,002
Total current assets	75,318	128,204
Property, equipment and software, net	35,523	34,424
Goodwill	109,681	62,459
Identifiable intangible assets, net	10,550	1,653
Long-term deferred tax assets	33,543	32,851
Other long-term assets	1,073	810
Total assets	$265,688	$260,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,443	$2,410
Accrued expenses	10,431	9,450
Deferred revenue	15,904	16,151
Total current liabilities	29,778	28,011
Long-term income tax payable	3,364	3,323
Long-term deferred revenue	1,384	2,388
Other long-term liabilities	482	488
Total liabilities	35,008	34,210

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 17,515,300 and 17,291,467 shares issued and outstanding, respectively	18	17
Additional paid-in capital	315,102	312,057
Accumulated deficit	(82,584)	(87,066)
Accumulated other comprehensive income (loss)	(1,856)	1,183
Total stockholders’ equity	230,680	226,191
Total liabilities and stockholders’ equity	$265,688	$260,401

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net revenue (Note 4):	$30,276	$26,586	$93,947	$75,526
Costs and expenses:
Costs of revenue:
Direct costs of revenue	8,826	6,534	26,111	18,341
Development	4,754	3,410	13,821	9,631
Operations	2,587	2,058	7,750	5,936
Amortization of intangible assets — technology	525	419	1,515	1,257
Total costs of revenue	16,692	12,421	49,197	35,165
Sales and marketing	9,506	6,982	27,518	20,943
General and administrative	3,525	2,831	11,434	8,238
Change in estimated fair value of acquisition-related contingent consideration	—	—	(2,000)	—
Excess occupancy income	(407)	(273)	(1,145)	(792)
Amortization of intangible assets — other	968	147	2,747	451
Total costs and expenses	30,284	22,108	87,751	64,005
Income (loss) from operations	(8)	4,478	6,196	11,521
Interest income	37	169	122	435
Other income (expense), net	85	(51)	48	106
Income before provision for income taxes	114	4,596	6,366	12,062
Provision for income taxes	(87)	(443)	(1,884)	(951)
Net income	$27	$4,153	$4,482	$11,111

Net income per share:
Basic	$0.00	$0.25	$0.26	$0.70
Diluted	$0.00	$0.23	$0.24	$0.65
Shares used in computing basic and diluted net income per share:
Basic	17,502	16,483	17,390	15,765
Diluted	18,335	17,950	18,485	17,081

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$4,482	$11,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,118	3,175
Stock-based compensation	4,581	2,340
Amortization of identifiable intangible assets	4,262	1,708
Amortization of prepaid tax asset	65	560
Charges to bad debt and billing reserves	571	425
Amortization of debt investment premium	276	999
Deferred tax expense	1,540	153
Change in estimated fair value of acquisition-related contingent consideration	(2,000)	—
Loss on disposal of equipment	15	23
Changes in operating assets and liabilities:
Accounts receivable	(2,811)	(5,514)
Inventories	(527)	(767)
Other assets	33	(408)
Accounts payable and accrued expenses	556	762
Deferred revenue	(3,999)	(990)
Net cash provided by operating activities	11,162	13,577
Cash flows from investing activities:
Purchases of property, equipment and software	(4,657)	(2,958)
Acquisition of Mobile Complete, Inc. (Note 3)	(60,000)	—
Maturities and sales of short-term investments	9,963	31,654
Purchases of short-term investments	(13,273)	(40,618)
Net cash used in investing activities	(67,967)	(11,922)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	1,595	17,096
Cash dividends declared and paid	(3,131)	(2,859)
Net cash provided by (used in) financing activities	(1,536)	14,237
Effect of exchange rate changes on cash and cash equivalents	(746)	922
Net change in cash and cash equivalents	(59,087)	16,814
Cash and cash equivalents at beginning of the period	85,573	23,241
Cash and cash equivalents at end of the period	$26,486	$40,055
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$81	$442
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$557	$828

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Summary of Significant Accounting Policies

Organization

Keynote Systems, Inc. was incorporated in June 1995 in California and reincorporated in Delaware in March 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) develop and sell services, hardware and software to measure, test, assure and improve Internet and mobile communications quality of service.

Basis of Presentation

The accompanying condensed consolidated balance sheets, and condensed consolidated statements of operations and cash flows, reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2012, and the results of operations and cash flows for the interim periods ended June 30, 2012 and 2011. The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation.

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

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, the fair value of assets acquired and liabilities assumed in a business combination, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair value of awards granted under the Company’s stock-based compensation plans and valuation allowances against deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. The fair values may therefore be determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

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

•             Level 3 inputs are generally unobservable and typically reflect the use of model-based techniques and management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$27	$4,153	$4,482	$11,111
Denominator:
Weighted average shares outstanding	17,502	16,483	17,390	15,765
Effect of dilutive securities	833	1,467	1,095	1,316
Weighted average shares—diluted	18,335	17,950	18,485	17,081
Net income per share:
Basic	$0.00	$0.25	$0.26	$0.70
Diluted	$0.00	$0.23	$0.24	$0.65

For the three and nine months ended June 30, 2012, there were 0.5 million and 0.3 million shares, respectively, of potentially dilutive securities excluded from the computation of diluted net income per share because their effect would be antidilutive. There were no potentially dilutive securities that were excluded from the computation of diluted net income per share for the three and nine months ended June 30, 2011.

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

Results of Operations

The amount of net revenue and net loss of DeviceAnywhere included in the Company’ condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30, 2012	Nine Months Ended June 30, 2012
Net revenue	$4,641	$12,810
Net loss	$(1,662)	$(5,354)

Included in the net loss of DeviceAnywhere for the three months ended June 30, 2012 is $1.2 million of amortization of identifiable intangibles and $0.3 million of stock-based compensation. Included in the net loss of DeviceAnywhere for the nine months ended June 30, 2012 is $3.2 million of amortization of identifiable intangibles, $0.8 million of stock-based compensation and $0.3 million of transaction and integration expenses. The $2.0 million one-time benefit from reversing the previously estimated contingent consideration liability in the first quarter of fiscal year 2012 is excluded from net loss above.

Unaudited Pro Forma Financial Information

The following table presents the Company’s pro forma results as if the DeviceAnywhere acquisition had occurred as of the first day of each period presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented. The pro forma results presented include amortization charges for acquired intangible assets, stock-based compensation, eliminations of intercompany transactions, adjustments to interest expense and related tax effects (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2012	2011
Net revenue	$94,546	$90,620
Net income	$4,391	$3,970
Basic net income per share	$0.25	$0.25
Diluted net income per share	$0.24	$0.23

(4) Revenue Recognition

Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Internet:
Web measurement subscriptions	$8,803	$7,865	$25,189	$22,513
Other subscriptions	3,032	2,846	10,596	9,078
Engagements	2,779	2,735	8,690	7,520
Internet net revenue	14,614	13,446	44,475	39,111
Mobile:
Subscriptions	6,529	4,149	18,328	10,578
Ratable licenses	499	3,426	3,062	11,684
System licenses	4,382	3,112	14,160	6,366
Maintenance and support	4,252	2,453	13,922	7,787
Mobile net revenue	15,662	13,140	49,472	36,415
Net revenue	$30,276	$26,586	$93,947	$75,526

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

Revenue associated with licensing system hardware, software essential to the functionality of the system (“essential software”), installation services and training is deferred until the later of delivery of the complete system or acceptance, in accordance with the arrangement’s contractual terms. Revenue associated with system maintenance and support is recognized ratably over the maintenance term, usually one year. Non-essential software purchased by customers in bundled arrangements is deemed to be a software element that does not qualify for treatment as a separate unit of accounting as the Company does not have sufficient vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements of the arrangement, typically maintenance. Accordingly, non-essential software revenue is recognized ratably over the product maintenance term.

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

For Arrangements Entered into Prior to Adoption of ASU 2009-13 and ASU 2009-14:

Prior to the adoption of the amended accounting guidance for revenue arrangements with multiple deliverables, the Company was not able to establish VSOE for all of the undelivered elements associated with monitoring and testing systems, primarily maintenance. Therefore, the Company recognized the entire arrangement fee into revenue ratably over the maintenance period, historically ranging from twelve to thirty-six months, once the implementation and integration services were completed, usually within two to three months following the delivery of the hardware and software. Ratable recognition of revenue began when evidence of customer acceptance of the software and hardware had occurred in accordance with the arrangement’s contractual terms.

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

Subscription arrangements are treated as a single unit of accounting given that the elements within the subscription arrangements do not qualify for treatment as separate units of accounting because sufficient objective evidence of fair value did not exist for the allocation of revenue. As a result the entire arrangement fee was recognized as revenue either ratably over the service period, generally twelve months, or based upon actual monthly usage.

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

•             Require an entity to allocate revenue in an arrangement using best estimated selling prices (“BESP”) of each deliverable if a vendor does not have VSOE or third-party evidence (“TPE”) of selling price; and

•             Eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

Direct Costs of Revenue and Deferred Revenue

Direct Costs of Revenue: Direct costs of revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, licensed systems hardware and supplies costs.

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

(5)  Concentration of Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Credit risk is concentrated in North America and Europe, but also exists in other regions of the world such as the Middle East and South America. The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of its customers’ ability to pay. The Company’s allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly reviews the adequacy of the Company’s allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay and the Company’s collection history with each customer. Management reviews customers with invoices greater than 60 days past due to determine whether a specific allowance is appropriate. In addition, the Company maintains a reserve for all other invoices, which is calculated by applying a percentage to the outstanding accounts receivable balance, based on historical collection trends.

In addition to the allowance for doubtful accounts, the Company maintains a billing reserve that represents the reserve for potential billing adjustments that will be recorded as a reduction of revenue. The Company’s billing reserve is calculated as a percentage of revenue based on historical trends and experience.

The allowance for doubtful accounts and billing reserve represent management’s best estimates as of each balance sheet date, but changes in circumstances, including unforeseen declines in market conditions, actual collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.

No single customer accounted for more than 10% of net revenue for either the three or nine months ended June 30, 2012. No single customer accounted for more than 10% of net revenue for the three months ended June 30, 2011 and one customer accounted for 11% of net revenue for the nine months ended June 30, 2011. One customer accounted for 11% and 14% of net accounts receivable as of June 30, 2012 and September 30, 2011, respectively.

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term investments (in thousands):

	June 30, 2012
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$18,124	$—	$—	$18,124	$—
Level 1
Corporate bonds	4,840	—	—	—	4,840
Government agencies	4,026	—	(4)	—	4,022
Money market funds	3,529	—	—	3,529	—
	12,395	—	(4)	3,529	8,862
Level 2
Commercial paper	11,176	1	(1)	4,833	6,343
Corporate and municipal bonds	2,255	1	—	—	2,256
U.S. Treasuries	1,505	—	(1)	—	1,504
	14,936	2	(2)	4,833	10,103
Total	$45,455	$2	$(6)	$26,486	$18,965

	September 30, 2011
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$24,512	$—	$—	$24,512	$—
Level 1
Corporate bonds	6,585	—	(82)	—	6,503
Government agencies	2,000	3	—	—	2,003
Money market funds	61,061	—	—	61,061	—
	69,646	3	(82)	61,061	8,506
Level 2
Commercial paper	1,499	1	—	—	1,500
Corporate and municipal bonds	5,854	—	(53)	—	5,801
	7,353	1	(53)	—	7,301
Total	$101,511	$4	$(135)	$85,573	$15,807

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

•                  If management determines that it does not intend to sell an impaired debt security and that it is not more likely than not that it will be required to sell such a security before recovery of the security’s amortized cost basis, the entity must assess whether it expects to recover the entire amortized cost basis of the security.

The Company has the intent and ability to hold securities until their value recovers.

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the condensed consolidated statement of operations. The Company considers factors such as the length of time an investment’s fair value has been below cost, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. There were no impairment charges recorded in the three and nine month periods ended June 30, 2012 and 2011.

Contractual maturities of available-for-sale securities at June 30, 2012 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$13,138	$13,138
Due in less than two years	4,828	4,827
Due in less than three years	1,003	1,000
Total	$18,969	$18,965

(7) Consolidated Financial Statement Details

The following tables present the Company’s condensed consolidated financial statement details (in thousands):

Other Current Assets

	June 30, 2012	September 30, 2011
Prepaid expenses	$2,220	$2,227
Security deposits, advances, and interest receivable	231	169
Income tax receivable	208	219
Deferred costs of revenue	31	128
Prepaid tax assets	—	65
Other assets	127	194
Total	$2,817	$3,002

Property, Equipment and Software

	June 30, 2012	September 30, 2011
Land	$14,150	$14,150
Computer equipment and software	39,892	35,882
Building and building improvements	22,502	21,869
Furniture and fixtures	2,278	2,108
Leasehold improvements	1,200	1,209
Construction in progress	309	296
	80,331	75,514
Less accumulated depreciation and amortization	(44,808)	(41,090)
Total	$35,523	$34,424

Other Long-Term Assets

	June 30, 2012	September 30, 2011
Prepaid expenses	$481	$326
Deposits	222	222
Deferred costs of revenue	59	140
Tenant rent receivable	311	122
Total	$1,073	$810

Accrued Expenses

	June 30, 2012	September 30, 2011
Accrued employee compensation	$6,181	$5,228
Income and other taxes	953	618
Accrued professional fees	1,128	885
Other accrued expenses	2,169	2,719
Total	$10,431	$9,450

(8) Inventories

Inventories primarily relate to direct costs associated with systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, provisions are made for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes an analysis of historical and forecasted product sales. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to direct cost of revenue in the period that management identifies the adjustment.

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

During the quarter ended June 30, 2012, the Company concluded that there were no triggering events which would require an impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and operating cash flows during the period. The Company is continuing to monitor the need to perform an impairment analysis in light of current economic factors in the equity markets as well as the recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis to determine if an impairment charge should be recorded to write down goodwill to its fair value. If the results of any impairment testing indicate that a write down of goodwill is necessary, such charge could be significant and, accordingly, could have a material impact on the Company’s financial position and results of operations, but would not be expected to have a material adverse effect on the Company’s cash flows from operations.

The following table presents the changes in goodwill during the nine months ended June 30, 2012 (in thousands):

September 30, 2011 balance	$62,459
Goodwill recorded in connection with the acquisition of DeviceAnywhere	49,293
Translation adjustments	(2,071)
June 30, 2012 balance	$109,681

The components of identifiable intangible assets are as follows (in thousands):

	Technology	Customer Relationships	Trademark	Covenant	Backlog	Total
As of June 30, 2012:
Gross carrying value	$10,244	$3,803	$1,724	$332	$2,795	$18,898
Accumulated amortization	(4,151)	(1,461)	(649)	(101)	(1,986)	(8,348)
Net carrying value	$6,093	$2,342	$1,075	$231	$809	$10,550
As of September 30, 2011:
Gross carrying value	$3,868	$1,272	$643	$33	$100	$5,916
Accumulated amortization	(2,619)	(1,076)	(455)	(28)	(85)	(4,263)
Net carrying value	$1,249	$196	$188	$5	$15	$1,653

Amortization of technology is recorded to costs of revenue. Amortization of all other identifiable intangible assets is recorded to operating expenses. The following table presents amortization of identifiable intangible assets (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Amortization of intangible assets — technology	$525	$419	$1,515	$1,257
Amortization of intangible assets — other	968	147	2,747	451
Total amortization of intangible assets	$1,493	$566	$4,262	$1,708

The estimated future amortization expense for existing identifiable intangible assets as of June 30, 2012 was as follows (in thousands):

Fiscal Year
2012 (remaining three months)	$1,490
2013	2,333
2014	1,918
2015	1,768
2016	1,761
Thereafter	1,280
Total	$10,550
Weighted average remaining useful lives as of June 30, 2012 (years)	2.7

(10) Lease Abandonment Accrual

The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal 2009, the Company recorded lease abandonment expense of $0.6 million related to its discontinued use of this facility. The changes in the lease abandonment liability for the nine months ended June 30, 2012 was as follows (in thousands):

September 30, 2011 balance	$363
Lease payments to lessor	(210)
Sublease proceeds	126
Imputed interest expense	4
June 30, 2012 balance	$283

(11)      Stock-Based Compensation

1999 Equity Incentive Plan

On March 16, 2012, the stockholders of the Company authorized an additional 0.6 million shares of common stock for issuance under the 1999 Equity Incentive Plan (“Incentive Plan”) and approved an extension of its term until December 31, 2015. As of June 30, 2012, the Company was authorized to issue up to approximately 4.1 million shares of common stock under its Incentive Plan. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full either three years or four years from the date of grant. Options expire ten years after the date of grant. Approximately 1.4 million shares were available for future grants under the Incentive Plan as of June 30, 2012.

Under the Incentive Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the stock’s fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonqualified stock options, the exercise price must be at least 110% of the stock’s fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% of the stock’s fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock.

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”), which will expire on June 28, 2019. As of June 30, 2012, the Company had reserved a total of approximately 0.3 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

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

The fair value of each RSU was estimated on the date of grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for each RSU granted under the Incentive Plan were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Volatility	47.3%	55.4%	54.9%	55.9%
Risk free interest rate	0.3%	1.3%	0.7%	0.9%
Expected life (in years)	2.1	3.0	3.4	2.9
Dividend yield	1.3%	1.3%	1.1%	1.6%

A summary of RSU activity under the Company’s Incentive Plan for the nine months ended June 30, 2012 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2011	743	$12.43
Granted	422	21.91
Vested	(95)	8.25
Cancelled	(16)	19.12
Outstanding at June 30, 2012*	1,054	$16.27

*        Included in the total outstanding RSU balance at June 30, 2012, are 35,000 Performance Stock Units (“PSUs”). Each PSU award reflects a target number of shares that may be issued to the award recipient before adjusting for performance conditions. The vesting period and/or the actual number of shares the PSU recipient receives are based on pre-established targets such as net revenue and operating results.

As of June 30, 2012, there was $9.0 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

A summary of option activity under the Company’s Incentive Plan for the nine months ended June 30, 2012 is presented below (in thousands, except per share and term amounts):

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	1,779	$11.92	4.4
Granted	—	—
Exercised	(70)	10.13
Forfeited or canceled	(4)	9.97
Outstanding at June 30, 2012	1,705	$12.00	3.8	$4,879
Vested and expected to vest	1,705	$12.00	3.8	$4,878
Exercisable at June 30, 2012	1,697	$12.00	3.8	$4,848

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on June 30, 2012.

As of June 30, 2012, there was less than $0.1 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that is expected to be recognized over a weighted average period of 0.3 years.

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

Weighted-average assumptions for stock purchase rights under the Purchase Plan were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Volatility	50.3%	55.4%	50.5%	57.1%
Risk free interest rate	0.3%	0.4%	0.3%	0.4%
Expected life (in years)	1.3	1.3	1.3	1.3
Dividend yield	1.4%	1.5%	1.4%	0.9%

Stock-Based Compensation Expense

The following table provides a summary of the stock-based compensation expense included in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Direct costs of revenue	$204	$114	$573	$309
Development	387	181	1,067	529
Operations	151	97	454	251
Sales and marketing	588	302	1,538	877
General and administrative	379	127	949	374
Total	$1,709	$821	$4,581	$2,340

(12) Dividends

During the nine months ended June 30, 2012 and the year ended September 30, 2011, the Company declared and paid the following cash dividends (in thousands except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2012
December 1, 2011	December 15, 2011	$0.06	$1,038
March 1, 2012	March 15, 2012	0.06	1,043
June 1, 2012	June 15, 2012	0.06	1,050

Fiscal 2011
December 1, 2010	December 15, 2010	0.06	898
March 1, 2011	March 15, 2011	0.06	970
June 1, 2011	June 15, 2011	0.06	991
September 1, 2011	September 15, 2011	$0.06	$1,036

(13) Comprehensive Income (Loss) and Foreign Currency Translation

The components of comprehensive income (loss) consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries, primarily the Company’s German subsidiary, not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the condensed consolidated statements of operations as incurred and were $0.1 million and $(0.1) million for the three months ended June 30, 2012 and 2011, respectively. Gains (losses) from foreign currency transactions were $0.1 million for both the nine months ended June 30, 2012 and 2011.

The components of comprehensive income (loss) were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$27	$4,153	$4,482	$11,111
Net unrealized gain (loss) on available-for-sale investments	7	33	126	(32)
Foreign currency translation gain (loss)	(3,005)	1,469	(3,165)	3,759
Comprehensive income (loss)	$(2,971)	$5,655	$1,443	$14,838

The components of accumulated other comprehensive income (loss) in the equity section of the balance sheets are as follows (in thousands):

	June 30, 2012	September 30, 2011
Net unrealized (loss) on short-term investments	$(5)	$(131)
Cumulative foreign currency translation gain (loss)	(1,851)	1,314
Accumulated other comprehensive income (loss)	$(1,856)	$1,183

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

(14) Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% prior to January 1, 2012 and 65% subsequent to that date. Rental income was approximately $0.8 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively. Rental income was approximately $2.3 million and $1.9 million for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the Company had leased space to 16 tenants, of which 15 had noncancellable operating leases, which expire on various dates through 2018. At June 30, 2012, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal Year
2012 (remaining three months)	$888
2013	3,318
2014	2,117
2015	1,798
2016	899
Thereafter	649
Total future minimum rents receivable	$9,669

(15) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2012 and 2011 was 76% and 10%, respectively.  The Company’s effective tax rate for the nine months ended June 30, 2012 and 2011 was 30% and 8%, respectively. The rate for the three months ended June 30, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the Company’s approximately breakeven income before taxes resulting in the provision having a larger rate impact. The rate for the nine months ended June 30, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction.  The rate for the three and nine months ended June 30, 2011 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards not recognized previously as a result of valuation allowances.

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

As of June 30, 2012, the total amount of gross unrecognized benefits related to uncertain tax positions was $7.8 million. Included in this balance was approximately $6.5 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

In November 2011, the German tax authorities began auditing the Company’s 2006 through 2009 German income tax returns. As of June 30, 2012, the audit was not complete and the Company had not received any preliminary results from the examination. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of this audit will have no material adverse effects on its results of operations or financial condition.

It is possible that the amount of liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audit in Germany, may change within the next twelve months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions may continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties accrued during the nine months ended June 30, 2012 was $0.2 million.

As of June 30, 2012, the fiscal tax years that remain subject to examination in the Company’s major tax jurisdictions are:

Jurisdiction	Open Tax Years
United States—federal	1997 through 2010
United States—California	2000 through 2010
Germany	2006 through 2010

(16) Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through May 2017. As of June 30, 2012, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2012 (remaining three months)	$340
2013	641
2014	480
2015	424
2016	135
Thereafter	73
Total minimum lease payments*	$2,093

*            Future minimum lease payments exclude sublease proceeds of approximately $0.6 million.

Rent expense was approximately $0.4 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. Rent expense was approximately $1.1 million and $0.8 million for the nine months ended June 30, 2012 and 2011, respectively.

Commitments

As of June 30, 2012, the Company had $2.2 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term ranging from one to thirty months and become due if the Company terminates any of these agreements prior to their expiration.

As of June 30, 2012, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.3 million to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit in the amount of $1.3 million.

Legal Proceedings

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to the Company of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named the Company as a nominal defendant, contained no claims against the Company, and sought no relief from the Company. This lawsuit was one of more than fifty similar actions filed in the same court.  After various proceedings in the District Court, the Ninth Circuit Court of Appeals, and the United States Supreme Court addressing the sufficiency of the complaint, on June 11, 2012, plaintiff filed a notice of voluntary dismissal, thereby concluding the matter. The Company incurred no losses in this matter.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters—consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement— will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.  No amount has been accrued as of June 30, 2012 since management believes that the Company’s liability, if any, is not probable and cannot be reasonably estimated.

Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of June 30, 2012 and September 30, 2011, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2012.

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

Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
United States	$17,137	$13,012	$50,842	$37,226
Europe*	6,019	7,994	21,649	24,377
Other*	7,120	5,580	21,456	13,923
Net revenue	$30,276	$26,586	$93,947	$75,526

*            No individual country represented more than 10% of net revenue for the three and nine months ended June 30, 2012 and 2011.

Information regarding geographic areas in which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	June 30, 2012	September 30, 2011
United States	$34,053	$33,016
Germany	1,445	1,393
Other	25	15
Total	$35,523	$34,424

(18)      Subsequent Events

In July 2012, the Board of Directors approved the payment of a quarterly dividend of $0.06 per share to stockholders of record as of September 1, 2012. In the future, the Company intends to pay a similar dividend on a quarterly basis; however, its ability to continue to do so will be affected by its future results of operations, financial position and the various other factors that may affect its overall business.

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

Our net revenue increased by $3.7 million, or 14%, from $26.6 million for the three months ended June 30, 2011 to $30.3 million for the three months ended June 30, 2012. Our net income decreased by $4.1 million from net income of $4.2 million for the three months ended June 30, 2011 to net income of $27,000 for the three months ended June 30, 2012. The increase in net revenue is primarily attributable to a $2.5 million increase in Mobile net revenue and a $1.2 million increase in Internet net revenue for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Of the $2.5 million increase in Mobile net revenue, $4.6 million was from sales of products and services from our recent acquisition, DeviceAnywhere. Additionally, total costs and expenses increased by $8.2 million from $22.1 million for the three months ended June 30, 2011 to $30.3 million for the three months ended June 30, 2012. Of the $8.2 million increase in total costs and expenses, $6.3 million was related to DeviceAnywhere expenses, which includes $1.5 million of amortization of intangible assets and stock compensation expense.  Additionally, the increase in total costs and expenses was due mainly to $1.1 million of higher costs of revenue associated with increased net revenue.

Our net revenue increased by $18.4 million, or 24%, from $75.5 million for the nine months ended June 30, 2011 to $93.9 million for the nine months ended June 30, 2012. Our net income decreased by $6.6 million from net income of $11.1 million for the nine months ended June 30, 2011 to net income of $4.5 million for the nine months ended June 30, 2012. The increase in net revenue is primarily attributable to a $13.1 million increase in Mobile net revenue and a $5.4 million increase in Internet net revenue for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Of the $13.1 million increase in Mobile net revenue, $12.8 million was from sales of products and services from our recent acquisition, DeviceAnywhere. Additionally, total costs and expenses increased by $23.8 million from $64.0 million for the nine months ended June 30, 2011 to $87.8 million for the nine months ended June 30, 2012. Of the $23.8 million increase in total costs and expenses, $18.2 million was related to DeviceAnywhere expenses, which includes $4.0 million of amortization of intangible assets and stock compensation expense. The remaining increase in total costs and expenses was primarily due to higher costs of revenue associated with increased net revenue, increases in headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009. Partially offsetting the increase in total costs and expenses is a one-time $2.0 million benefit from the change in fair value of contingent consideration associated with the DeviceAnywhere acquisition earnout liability.

We believe that important trends and challenges for our business include:

•                 Meeting challenges faced due to the current global economic environment, especially in Europe, as this affects our customers’ ability to purchase our products and services;

•                 Continuing to drive growth in our Internet and Mobile Cloud products and services, as we believe that revenue growth, especially in the mobile markets, is the primary factor in creating stockholder value;

•                 Successfully integrating our recent acquisition, DeviceAnywhere, with our existing culture, products, procedures, controls and systems and achieving revenue from sales of DeviceAnywhere’s products and services;

•                 Growing our overall customer base and cross-selling our products within our existing customer base to support the growth of our Internet and mobile revenue; and

•                 Controlling expenses in fiscal years 2012 and 2013 to maintain profitability, particularly because of the economic uncertainties that continue to exist and the costs we are incurring to take advantage of growth opportunities, especially our investment in salespeople.

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

Except for the fair value of assets acquired and liabilities assumed in connection with the DeviceAnywhere acquisition (see Note 3 to the condensed consolidated financial statements in Part 1 Item 1 of this Form 10-Q), management believes that there have been no significant changes during the nine months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2011 Annual Report on Form 10-K.

Results of Operations

The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue	29.2	24.6	27.8	24.3
Development	15.7	12.8	14.7	12.8
Operations	8.5	7.7	8.2	7.9
Amortization of intangible assets — technology	1.7	1.6	1.6	1.7
Sales and marketing	31.4	26.3	29.3	27.6
General and administrative	11.6	10.6	12.2	10.8
Change in fair value of acquisition-related contingent consideration	—	—	(2.1)	—
Excess occupancy income	(1.3)	(1.0)	(1.2)	(1.0)
Amortization of intangible assets — other	3.2	0.6	2.9	0.6
Total costs and expenses	100.0	83.2	93.4	84.7
Income (loss) from operations	(0.0)	16.8	6.6	15.3
Interest income and other, net	0.4	0.5	0.2	0.7
Income before provision for income taxes	0.4	17.3	6.8	16.0
Provision for income taxes	(0.3)	(1.7)	(2.0)	(1.3)
Net income	0.1%	15.6%	4.8%	14.7%

The dollar amounts in the tables in this and the following sections are in thousands unless otherwise indicated.

Net Revenue

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Internet:
Web Measurement Subscriptions	$8,803	$7,865	12%	$25,189	$22,513	12%
Other Subscriptions	3,032	2,846	7	10,596	9,078	17
Engagements	2,779	2,735	2	8,690	7,520	16
Total Internet net revenue	14,614	13,446	9	44,475	39,111	14
Mobile:
Subscriptions	6,529	4,149	57	18,328	10,578	73
Ratable Licenses	499	3,426	(85)	3,062	11,684	(74)
System Licenses	4,382	3,112	41	14,160	6,366	122
Maintenance and Support	4,252	2,453	73	13,922	7,787	79
Total Mobile net revenue	15,662	13,140	19	49,472	36,415	36
Net revenue	$30,276	$26,586	14%	$93,947	$75,526	24%

Subscription revenue is reflected in the above table as Web Measurement Subscriptions (which includes Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which includes all other Internet subscription products and services) and Mobile Subscriptions (which includes GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, TCE Interactive and Test Center Developer products and services). Licensing arrangements for monitoring and testing systems are reflected in the above table as Ratable Licenses (which includes SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal year 2011), Systems Licenses (which includes the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which includes all the other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone consulting services agreements and maintenance agreement renewals).

Internet Net Revenue.  Internet net revenue increased by $1.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Internet net revenue represented 48% and 51% of net revenue for the three months ended June 30, 2012 and 2011, respectively. The increase in Internet net revenue for the three months ended June 30, 2012 was mainly attributable to an increase of $0.9 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers performed to test their Web sites and an increase of $0.2 million in our Internet Subscriptions Other.

Internet net revenue increased by $5.4 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Internet net revenue represented 47% and 52% of net revenue for the nine months ended June 30, 2012 and 2011, respectively. The increase in Internet net revenue for the nine months ended June 30, 2012 was mainly attributable to an increase of $2.7 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers performed to test their Web sites, an increase of $1.5 million in our Internet Subscriptions Other and an increase of $1.2 million in our Engagements (also referred to as professional services).

Mobile Net Revenue.  Mobile net revenue increased by $2.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Mobile net revenue represented 52% and 49% of net revenue for the three months ended June 30, 2012 and 2011, respectively. The increase in Mobile net revenue for the three months ended June 30, 2012 was mainly attributable to $4.6 million of revenue in the quarter ended June 30, 2012 from DeviceAnywhere, which was not in fiscal 2011 because DeviceAnywhere was acquired in October 2011, the beginning of fiscal 2012. Additionally, Mobile Subscriptions from our historical products increased by $0.6 million due to increased customer demand and the increased importance of mobile Web sites to our enterprise customers. These increases were partially offset by a decrease in revenues from SITE systems of $2.7 million, which was a result of the $2.9 million ratable licenses revenue reduction due to the change in revenue recognition guidance at the beginning of fiscal 2011.

Mobile net revenue increased by $13.1 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Mobile net revenue represented 53% and 48% of net revenue for the nine months ended June 30, 2012 and 2011, respectively. The increase in Mobile net revenue for the nine months ended June 30, 2012 was mainly attributable to $12.8 million of revenue in the period from DeviceAnywhere, which was not in fiscal 2011 because DeviceAnywhere was acquired in October 2011, the beginning of fiscal 2012. Additionally, Mobile Subscriptions from our historical products increased by $3.0 million due to increased customer demand and the increased importance of mobile Web sites to our enterprise customers. SITE systems revenue decreased by $2.7 million even though ratable licenses revenue has decreased by $8.6 million due to the change in revenue recognition guidance at the beginning of fiscal 2011. Additionally, foreign exchange rates negatively impacted revenues, especially in the third fiscal quarter of 2012.  The foreign exchange rate impact effected Mobile net revenue more than Internet net revenue because a significant portion of Mobile net revenue is denominated in Euros.

International sales were approximately 46% and 51% of net revenue for the nine months ended June 30, 2012 and 2011, respectively.

Direct Costs of Revenue

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Direct costs of revenue	$8,826	$6,534	35%	$26,111	$18,341	42%

Direct costs of revenue is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, and monitoring and licensed systems hardware and supplies costs.

Direct costs of revenue increased $2.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and represented 29% and 25% of net revenue for the three months ended June 30, 2012 and 2011, respectively. The increase was mainly attributable to $1.5 million of DeviceAnywhere-related costs which were not included in the results for the three months ended June 30, 2011. The remaining increase in direct costs of revenue was mainly attributable to additional telecommunication and network fees of $0.2 million due to higher monitoring volume associated with the increased revenue, increased personnel costs of $0.3 million due to increased headcount to support higher revenue and increased consulting costs of $0.3 million to install SITE systems.

Direct costs of revenue increased $7.8 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 and represented 28% and 24% of net revenue for the three months ended June 30, 2012 and 2011, respectively. The increase was mainly attributable to $4.1 million of DeviceAnywhere-related costs which were not included in the results for the nine months ended June 30, 2011. The remaining increase in direct costs of revenue was mainly attributable to additional telecommunication and network fees of $1.5 million due to higher monitoring volume associated with the increased revenue, increased personnel costs of $1.1 million due to increased headcount to support higher revenue and increased consulting costs of $0.8 million to install SITE systems.

Development

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Development	$4,754	$3,410	39%	$13,821	$9,631	44%

Development expenses consist primarily of employee compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel. Development expenses increased $1.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was mainly attributable to $0.9 million of DeviceAnywhere-related development expenses which were not included in the results for the three months ended June 30, 2011. The remaining increase is due to higher personnel costs due to additional headcount.

Development expenses increased $4.2 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The increase was mainly attributable to $2.6 million of DeviceAnywhere-related development expenses which were not included in the results for the nine months ended June 30, 2011. The remaining increase was due to higher personnel costs due to 11 additional headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009.

Operations

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Operations	$2,587	$2,058	26%	$7,750	$5,936	31%

Operations expenses consist primarily of employee compensation, including stock-based compensation and other benefits, for management and technical support personnel. Our operations personnel manage and maintain our field measurement and data collection network; provide basic and extended customer support; and ensure the reliability of our services. Operations expenses increased $0.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was mainly attributable to $0.5 million of DeviceAnywhere-related operations expenses which were not included in the results for the three months ended June 30, 2011.

Operations expenses increased $1.8 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The increase was mainly attributable to $1.4 million of DeviceAnywhere-related operations expenses which were not included in the results for the nine months ended June 30, 2011. The remaining increase was due to higher personnel costs due to the reinstatement of domestic salaries previously reduced by 10% in April 2009.

Sales and Marketing

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Sales and marketing	$9,506	$6,982	36%	$27,518	$20,943	31%

Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses increased by $2.5 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase was mainly attributable to $1.6 million of DeviceAnywhere-related sales and marketing expenses which were not included in the results for the three months ended June 30, 2011. The remaining increase was due to higher personnel costs, including stock-based compensation, due to additional headcount to grow Mobile revenues.

Sales and marketing expenses increased by $6.6 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.  The increase was mainly attributable to $4.3 million of DeviceAnywhere-related sales and marketing expenses which were not included in the results for the nine months ended June 30, 2011. The remaining increase was due to higher personnel costs, including stock-based compensation, to grow mobile revenues due to 8 additional headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009.

General and Administrative

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
General and administrative	$3,525	$2,831	25%	$11,434	$8,238	39%

General and administrative expenses consist primarily of employee compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses increased by $0.7 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase was mainly attributable to $0.6 million of DeviceAnywhere-related general and administrative expenses which were not included in the results for the three months ended June 30, 2011.

General and administrative expenses increased by $3.2 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.  The increase was mainly attributable to $2.6 million of DeviceAnywhere-related general and administrative expenses which were not included in the results for the nine months ended June 30, 2011, $0.3 million of transaction expenses incurred in connection with the acquisition of DeviceAnywhere, and $0.3 million due to 5 additional headcount and the reinstatement of domestic salaries previously reduced by 10% in April 2009.

Change in estimated fair value of acquisition-related contingent consideration

At the acquisition date, a $2.0 million liability was recorded based on the estimated fair value of the acquisition-related contingent consideration to the former stockholders of DeviceAnywhere based on DeviceAnywhere achieving 2011 and 2012 revenue, bookings and EBITDA targets. During the first quarter of 2012, we concluded that DeviceAnywhere would not achieve either the 2011 or the 2012 targets.  Accordingly, we reversed the liability and recorded a benefit of $2.0 million in that period due to the change in estimate of the fair value of acquisition-related contingent consideration.

Excess Occupancy Income

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Rental income	$(788)	$(677)	16%	$(2,308)	$(1,932)	19%
Related expenses	381	404	6%	1,163	1,140	(2)%
Excess occupancy income	$(407)	$(273)	49%	$(1,145)	$(792)	45%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related expenses, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The expenses associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was 75% prior to January 1, 2012 and 65% subsequent to that date. The square footage available for lease to third parties decreased because DeviceAnywhere moved into our headquarters building in January 2012. The increase in excess occupancy income for the three and nine months ended June 30, 2012 as compared to the three and nine months ended June 30, 2011 was mainly attributable to new tenants occupying space in our building.  Expenses were relatively consistent for the periods presented.

Amortization of Identifiable Intangible Assets

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Amortization of identifiable intangible assets — technology	$525	$419	25%	$1,515	$1,257	21%
Amortization of identifiable intangible assets — other	968	147	559%	2,747	451	509%
Total amortization of identifiable intangible assets	$1,493	$566	164%	$4,262	$1,708	150%

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

Amortization of identifiable intangible assets—technology and amortization of identifiable intangible assets—other increased for the three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011 as a result of the amortization of DeviceAnywhere purchased intangibles.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. No events or circumstances were identified in the period ended June 30, 2012 indicating that the carrying amount of these assets may not be recoverable.

Interest Income and Other Income (Expense), Net

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Interest income	$37	$169	(78)%	$122	$435	(72)%
Other income (expense), net	85	(51)	267%	48	106	(55)%
Total	$122	$118	3%	$170	$541	(69)%

Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income (expense), net for the three months ended June 30, 2012 was consistent with interest income and other income (expense), net for the three months ended June 30, 2011. Interest income decreased $0.1 million primarily due to lower invested cash balances as a result of the acquisition of DeviceAnywhere on October 18, 2011. Other income (expense), net increased $0.1 million primarily due to foreign exchange rate fluctuations on settled transactions during the periods.

Interest income and other income (expense), net decreased $0.4 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Interest income decreased $0.3 million primarily due to lower invested cash balances as a result of the acquisition of DeviceAnywhere on October 18, 2011. Other income (expense), net decreased $0.1 million primarily due to foreign exchange rate fluctuations on settled transactions during the periods.

Provision for Income Taxes

	For the three months ended June 30,			For the nine months ended June 30,
	2012	2011	% Change	2012	2011	% Change
Provision for income taxes	$87	$443	(80)%	$1,884	$951	98%

Our effective tax rate for the three months ended June 30, 2012 and 2011 was 76% and 10%, respectively, and 30% and 8%, respectively, for the nine months ended June 30, 2012 and 2011. The rate for the three months ended June 30, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the Company’s approximately breakeven income before taxes resulting in the provision having a larger rate impact. The rate for the nine months ended June 30, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction.  The rate for the three and nine months ended June 30, 2011 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that a portion of the earnings are being taxed in the United States where the Company has a low effective tax rate due to utilization of net operating loss carryforwards not recognized previously as a result of valuation allowances.

Stock-based Compensation Expense

Stock-based compensation expense, which is included in total costs and expenses by category increased $0.9 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 mainly attributable to additional restricted stock units (“RSUs”) granted to employees, including employees of DeviceAnywhere at the date of the acquisition. Stock-based compensation expense increased $2.2 million for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 primarily due to additional restricted stock units (“RSUs”) granted to employees, including employees of DeviceAnywhere.

Stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Direct costs of revenue	$204	$114	$573	$309
Development	387	181	1,067	529
Operations	151	97	454	251
Sales and marketing	588	302	1,538	877
General and administrative	379	127	949	374
Total	$1,709	$821	$4,581	$2,340

Non-GAAP Financial Measures and Other Operational Data

We also consider certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), including Non-GAAP net income, Non-GAAP net income per share, Adjusted EBITDA, and free cash flow, in managing and measuring the performance of our business. We use these non-GAAP financial measures internally in analyzing our financial results and believe they are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance against other technology companies and enhancing an overall understanding of our past financial performance, as they help illustrate underlying trends in our business that could otherwise be masked by the effect of the non-cash expenses that we exclude in these non-GAAP financial measures. Furthermore, we use Adjusted EBITDA to establish budgets and bonus compensation targets for managing our business and evaluating our performance. The Non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations.

Non-GAAP Net Income and Non-GAAP Net Income Per Share

Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision (benefit) for income taxes, cash taxes paid (net of refunds), stock-based compensation expense, amortization of purchased intangibles, and any unusual items. Cash taxes paid (net of refunds) consists of payments made to tax authorities less any refunds received from tax authorities related to income taxes. In the first quarter of fiscal year 2012, the $2.0 million change in fair value of acquisition-related contingent consideration was considered an unusual item. Non-GAAP net income per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
GAAP net income	$27	$4,153	$4,482	$11,111
Stock-based compensation	1,709	821	4,581	2,340
Amortization of intangible assets — technology	525	419	1,515	1,257
Amortization of intangible assets — other	968	147	2,747	451
Provision for income taxes	87	443	1,884	951
Change in fair value of acquisition-related contingent consideration	—	—	(2,000)	—
Cash taxes paid (net of refunds)	(61)	(412)	(81)	(442)
Non-GAAP net income	$3,255	$5,571	$13,128	$15,668
Weighted average diluted common shares outstanding	18,335	17,950	18,485	17,081
Non-GAAP net income per share	$0.18	$0.31	$0.71	$0.92

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
GAAP net income	$27	$4,153	$4,482	$11,111
Stock-based compensation	1,709	821	4,581	2,340
Amortization of intangible assets — technology	525	419	1,515	1,257
Amortization of intangible assets — other	968	147	2,747	451
Depreciation	1,414	1,109	4,118	3,175
Provision for income taxes	87	443	1,884	951
Change in fair value of acquisition-related contingent consideration	—	—	(2,000)	—
Interest income and other income (expense), net	(122)	(118)	(170)	(541)
Adjusted EBITDA	$4,608	$6,974	$17,157	$18,744

Free Cash Flow

Free cash flow is defined as cash flow from operations less cash used to purchase property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	Nine Months Ended June 30,
	2012	2011
Cash flow provided by operations	$11,162	$13,577
Purchases of property, equipment and software	(4,657)	(2,958)
Free cash flow	$6,505	$10,619

Liquidity and Capital Resources

	June 30, 2012	September 30, 2011
Cash, cash equivalents and short-term investments	$45,451	$101,380
Accounts receivable, net	$19,188	$14,738
Working capital	$45,540	$100,193
Days sales outstanding (DSO) for the three months ended (a)	58	49

(a)      DSO is calculated as: (ending net accounts receivable / net revenue for the three month period) multiplied by number of days in the period.

Days sales outstanding increased by 9 days from September 30, 2011 to June 30, 2012. The increase is due to the extended terms granted primarily to international customers in countries that customarily have longer payment terms compared to domestic customers, the global economic slowdown and to the timing of final billing on accepted engagements. During the recent periods, certain of our international customers’ have been making payments outside of the contractual payment terms and our customers have requested extended payment terms. We expect these trends to continue based on current global economic conditions.

During the first quarter of 2012, we paid $60.0 million under the terms of the DeviceAnywhere acquisition agreement.  As a result of this cash payment, our cash, cash equivalents and short-term investments and our working capital decreased by $60.0 million.

	Nine Months Ended June 30,
	2012	2011
Cash provided by operating activities	$11,162	$13,577
Cash used in investing activities	$(67,967)	$(11,922)
Cash provided by (used in) financing activities	$(1,536)	$14,237

As of June 30, 2012, we had $26.5 million in cash and cash equivalents and $19.0 million in short-term investments, for a total of $45.5 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and other investments with original maturities of three months or less. Short-term investments consist of investments with original maturities longer than three months, including commercial paper and investment-grade corporate and government debt securities with Moody’s ratings of A3 or better. As of June 30, 2012, $31.4 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments was held in foreign financial institutions, primarily in Germany, by our subsidiaries. If these foreign cash, cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash provided by operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period, ranging from one to twelve months, or monthly during the life of the subscription period. Payments for our systems licenses are generally collected after acceptance of the system. Payments from our engagement services customers are generally collected after the completion of the services. Our primary use of cash from operating activities are for personnel related expenditures, measurement and data collection infrastructure costs, insurance, professional services, regulatory compliance and other expenses associated with our business.

For the nine months ended June 30, 2012, net cash provided by operating activities was $11.2 million. Net cash provided was mainly due to net income of $4.5 million, adjusted for $13.4 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $(6.7) million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expenses, changes in bad debt and billing reserves, deferred tax expenses, the change in the estimated fair value of acquisition-related contingent consideration and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $2.8 million as a result of higher revenues and slightly higher days sales outstanding, an increase in inventory of $0.5 million, an increase in accounts payables and accrued expenses of $0.6 million, and a decrease in deferred revenue of $4.0 million.

Cash used in investing activities

Cash flows related to investing activities consist primarily of purchases, sales and maturities of investments and purchases of property, equipment and software to support our growth, to expand and improve our monitoring infrastructure and to make tenant improvements associated with space we lease in our headquarters building.

Net cash used in investing activities was $68.0 million for the nine months ended June 30, 2012 consisting of $60.0 million to purchase DeviceAnywhere on October 18, 2011, purchases of property, equipment and software of $4.7 million, and $13.3 million of short-term investments purchases, offset by $10.0 million of proceeds from the sale and maturity of short-term investments.

Cash provided by (used in) financing activities

Cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock under our employee stock option plan and employee stock purchase plan.

For the nine months ended June 30, 2012, net cash used by financing activities was $1.5 million primarily due to common stock dividends of $3.1 million, net of $1.6 million of proceeds from issuance of common stock.

Commitments

As of June 30, 2012, our principal commitments consisted of $2.1 million in real property and equipment operating leases. These leases expire at various times through May 2017. Additionally, we had $2.2 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of up to thirty months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to purchase equipment and other assets to support our growth.

As of June 30, 2012, we have outstanding guarantees totaling $0.3 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. These guarantees were secured by a $1.3 million unsecured line of credit.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Factors that could affect our cash position include potential acquisitions, cash dividends, decrease in customer collections or renewals, decreases in revenue, increased expenditure levels or changes in the value of our short-term investments. If, after some period of time, our existing cash, short-term investments and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. The sale of additional equity or convertible debt securities could result in dilution to our stockholders, and we may not be able to obtain additional financing on acceptable terms, if at all. If we are unable to obtain this additional financing, our business may be harmed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity. Our interest income is sensitive to changes in the general level of interest rates, particularly since most of our short-term investments are invested in debt instruments and money market funds. If market interest rates were to change immediately and uniformly by ten percent (10%) from their current levels, the interest earned on our cash, cash equivalents, and short-term investments would increase or decrease by less than $0.1 million on an annualized basis. Our investment policy’s primary objective is to preserve principal balances rather than to maximize returns.

Foreign Currency Fluctuations. While a significant portion of our revenue and a majority of our expenses are transacted in United States dollars, we operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Specifically, we enter into revenue and expense transactions denominated in other currencies, primarily the Euro and the British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses), included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations, are primarily due to fluctuations in the Euro and the British Pound and are $0.1 million for both the nine months ended June 30, 2012 and 2011. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

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

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting,” which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. We completed the acquisition of DeviceAnywhere on October 18, 2011 and are currently evaluating the internal controls at DeviceAnywhere. We intend to include this acquired entity in our assessment of the effectiveness of internal controls over financial reporting in the fiscal year 2013 annual management report, the annual management report following the first anniversary of the acquisition. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the nine months ended June 30, 2012 other than the DeviceAnywhere acquisition that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

In October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. JPMorgan Chase & Co., et al., No.07-1634. The complaint alleged that the underwriters violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and sought disgorgement to us of profits from the underwriters in amounts to be proven at trial. On February 28, 2008, Ms. Simmonds filed an amended complaint. The suit named us as a nominal defendant, contained no claims against us, and sought no relief from us. This lawsuit was one of more than fifty similar actions filed in the same court.  After various proceedings in the District Court, the Ninth Circuit Court of Appeals, and the United States Supreme Court addressing the sufficiency of the complaint, on June 11, 2012, plaintiff filed a notice of voluntary dismissal, thereby concluding the matter. We incurred no losses in this matter.

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters—consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement— will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.  No amount has been accrued as of June 30, 2012 since we believe that our liability, if any, is not probable and cannot be reasonably estimated.

Warranties

Our products are generally warranted to perform for a period of one year. In the event there is a failure of such products, we generally are obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of June 30, 2012, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

We do not generally indemnify our customers against legal claims that our services infringe third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that could subject us to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and we are not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2012.

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

Our results of operations could vary significantly from quarter to quarter. If revenue or other financial results fall below ours or investor expectations, we may not be able to increase our revenue or reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•                 The effect of global economic conditions, particularly in Europe, on customers and partners, including the level of discretionary IT spending;

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

•                  Seasonal factors, such as with respect to sales of our LoadPro services, which are typically higher in our first fiscal quarter due to customers preparing their Web sites for the holiday buying season;

•                  Future accounting pronouncements and changes in accounting policies;

•                  The timing and amount, if any, of impairment charges related to potential write down of acquired assets in acquisitions or charges related to the amortization of intangible assets from acquisitions; and

•                  The cost associated with and the integration of acquisitions or divestures.

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

Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales in Europe, as well as non-United States dollar denominated cash balances and operating expenses incurred throughout the world. As was the case in the most recent quarter, volatility of foreign currencies relative to the United States dollar may adversely affect the United States dollar value of our foreign currency-denominated cash, sales and earnings.

International sales in dollars were approximately 46% of our net revenue for the nine months ended June 30, 2012. We expect to continue to commit significant resources to our international activities. Economic conditions in Europe are currently challenging and it is possible that revenues from European customers could be adversely affected in future periods.  Conducting international operations also subjects us to risks we do not face in the United States. These include:

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

•                  The burdens of complying with a wide variety of foreign laws and the Foreign Corrupt Practices Act;

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

To maintain and grow our revenue, we must maintain or increase the overall size of our customer base, through maintaining high customer renewal rates, obtaining new customers for our products and services, and selling additional products and services to existing customers. Our customers have no obligation to renew our products and services after the contract term and, therefore, they could cease using our products and services at any time. In addition, customers that renew may contract for fewer products and services or at lower prices. Further, our customers may reduce their usage levels of our products and services during the term of their subscription. We cannot project the level of renewal rates or the prices at which customers renew subscriptions. The size of our customer base and prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

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

Revenue from our Mobile Cloud products and services was $49.5 million, or 53% of total revenue, for the nine months ended June 30, 2012. This is the first year that Mobile Cloud products and services revenue has been greater than Internet Cloud products and services. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; customer acceptance of installed systems; developing products responsive to the rapidly changing technology in the mobile market, customer acceptance of our new DeviceAnywhere products and services; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we are not able to continue to grow revenue from our Mobile Cloud products and services.

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

Our operations and performance depend significantly on global economic conditions, especially in the United States and Europe. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to reduce spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in consumer demand also could have a variety of negative effects on our customers’ demand for our products and services. Other factors that could influence demand include labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairments of our assets. In addition, real estate values across the United States have been adversely affected by the global economic downturn and tighter credit conditions, and we cannot assure you that the value of our building will not be affected by these conditions.

We may face difficulties assimilating, and may incur costs associated with, any future acquisitions.

We have completed several acquisitions in the past and completed the acquisition of DeviceAnywhere in October 2011. As a part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, or may otherwise offer growth opportunities. The recent and future acquisitions could create risks for us, including:

•                  Difficulties in assimilating acquired personnel, operations and technologies;

•                  Maintaining existing and obtaining new customers for the acquired products and services;

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

Our ten largest customers accounted for approximately 28% of our net revenue for the nine months ended June 30, 2012. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce the usage of our products and services and, therefore, continue to generate revenue in any future period. In addition, our customers may generally terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

While we were profitable in fiscal years 2011, 2010 and 2009, we incurred net losses in fiscal 2008 and in other prior fiscal years. As of June 30, 2012, we had an accumulated deficit of $82.6 million. If we are not able to maintain or increase our revenue, it may be difficult to sustain profitability. As of June 30, 2012, we had $10.6 million of net identifiable intangible assets and $109.7 million of goodwill. Annually we review our goodwill and identifiable intangible assets for impairment or when events or circumstances indicate that the carrying value may not be recoverable. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and could require us to record impairment charges in connection with a write down of goodwill and identifiable intangible assets. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. As a result of these and other conditions, we may not be able to sustain profitability in the future.

Our investment in sales and marketing may not yield increased customers or revenue.

We have invested and may continue to invest in our sales and marketing activities to help grow our business, including hiring additional domestic and international sales personnel. Typically, additional sales personnel can take time before they become productive, and our marketing programs may also take time before they yield additional business, if any. We cannot assure you that these efforts will be successful, or that these investments will yield significantly increased revenue in the near or long-term.

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

Engagement services revenue represented approximately 9% of net revenue for the nine months ended June 30, 2012. We will need to successfully market these services in order to maintain or increase engagement services revenue. The market for these services is very competitive. Each engagement typically spans a period of less than twelve months and, therefore, it is more difficult for us to predict the amount of engagement services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our engagement services revenue.

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

The ongoing evolution of Internet and mobile networks has led to the development of new technologies and communications protocols, such as Internet telephony, wireless devices, Wi-Fi networks, HSDPA and LTE, as well as increased use of various applications, such as VoIP, mobile applications and video. These developing technologies require us to continually improve the functionality, features and reliability of our products and services, particularly in response to offerings by our competitors. For example, we recently committed resources to a Web privacy monitoring feature to our products and services in response to tracking by third-party advertising networks. If we do not succeed in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers.

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

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of public companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, analyst expectations and recommendations, announcements of events affecting other companies in the technology industry, currency fluctuations and general market events and conditions may cause the market price of our common stock to decline. In addition, because of the relatively low trading volume and the fact that we have approximately 17.5 million shares outstanding at June 30, 2012, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

Our cash, cash equivalents and short-term investments are managed through various banks around the world and we may realize losses on these.

We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world, and our results could vary materially from expectations depending on gains or losses realized on the sale or exchange of investments; impairment charges related to debt securities as well as other investments; and interest rates. The volatility in the financial markets and global economic conditions increases the risk that the actual amounts realized in the future on our investments could differ significantly from the fair values currently assigned to them.

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

To increase sales worldwide, we must complement our direct sales force with relationships with other companies to help market and sell our products and services. We currently have relationships with several Open Application Performance Monitoring (“Open APM”) partners and SITE system resellers. Additionally, DeviceAnywhere has partner relationships to resell its products. If we are unable to maintain our existing marketing, reseller and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to direct sales and marketing efforts. We could also lose anticipated revenue from customer referrals and other co-marketing benefits.

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

Because our business is based on providing Internet and Mobile Cloud products and services, Internet and mobile networks must continue to be used as a means of business and communications. We believe that the use of Internet and mobile networks for conducting business could be hindered for a number of reasons, including, but not limited to:

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

Moreover, generally accepted accounting principles (“GAAP”) are promulgated by, and are subject to the interpretations of the Financial Accounting Standards Board (“FASB”) and the SEC. New accounting guidance or taxation rules and varying interpretations of accounting guidance or taxation practices have occurred and may occur in the future. Any future changes in accounting guidance or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. For example, the FASB has recently issued new accounting guidance related to revenue recognition and the SEC is considering adoption of international financial reporting standards. The change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, the way we conduct our business or subject us to regulatory inquiries or litigation.

If we need to raise additional capital and are unable to do so, our business could be harmed.

We believe that our available cash, cash equivalents and short-term investments will enable us to meet our capital and operating requirements for at least the next twelve months. However, if cash is required for unanticipated operating requirements or to fund an acquisition, we may need additional capital during that period. We cannot be certain that additional capital will be available to us on favorable terms, or at all. If we were unable to raise additional capital when required, our business could be seriously harmed.

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
101*

The following materials from Keynote’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 3rd day of August 2012.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CURTIS H. SMITH
Curtis H. Smith
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer
(Principal Accounting Officer)