Form 10-K
period 2012-09-30
KEYNOTE SYSTEMS INC
filed 2012-12-11
CIK 1032761

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-27241

KEYNOTE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3226488 (I.R.S. Employer Identification No.)
777 Mariners Island Blvd. San Mateo, CA (Address of principal executive offices)	94404 (Zip Code)

Registrant's telephone number, including area code:
(650) 403-2400

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $0.001 Par Value Per Share, and the Associated Stock Purchase Rights	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of March 31, 2012, the aggregate market value of voting stock held by non-affiliates of the Registrant was $243 million, based on the closing price of a share of Registrant's common stock on March 31, 2012, as reported by the NASDAQ Global Market.

         The number of shares of the Registrant's common stock outstanding as of December 6, 2012 was 17,968,067 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates information by reference to portions of the Registrant's proxy statement for its 2013 annual meeting of stockholders.

KEYNOTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

FORWARD-LOOKING STATEMENTS

        Except for historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. These forward-looking statements include, among others, statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in the section entitled "Risk Factors" in Item 1A of Part I of this report, and elsewhere in this report. You should also carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file in fiscal 2013. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. No person is authorized to make any forward-looking statements on behalf of Keynote Systems, Inc. other than its authorized officers and then only through its external communications processes. Accordingly, you should not rely on any forward-looking statements regarding Keynote Systems, Inc. from any other sources and we undertake no obligation to correct or clarify any such forward-looking statements, except as required by federal securities law.

        The trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynote® The Mobile & Internet Performance Authority™, Keynote FlexUse®, Keynote DeviceAnywhere®, Keynote DemoAnywhere®, and Keynote MonitorAnywhere®. All other trademarks are the property of their respective owners.

PART I

Item 1.    Business

Overview

        Keynote Systems, Inc. ("Keynote" or "we") is a leading global provider of mobile and Web cloud testing and monitoring services. We maintain one of the world's largest on-demand performance testing and monitoring networks comprised of approximately 7,000 measurement computers and mobile devices in over 300 locations covering 180 countries. Our global network enables our customers to continuously test, monitor and assure the online and mobile experience. We deliver our products and services primarily through a cloud-based model on a subscription basis to world-class telecommunications and enterprise customers, representing a broad cross-section of industries.

        On October 18, 2011, we closed the acquisition of Mobile Complete, doing business as DeviceAnywhere ("DeviceAnywhere"). DeviceAnywhere develops an enterprise-class, cloud-based mobile application lifecycle management testing and quality assurance platform. DeviceAnywhere offers products and services for testing and monitoring the functionality, usability, performance and availability of mobile applications and Web sites. DeviceAnywhere extended our enterprise mobile cloud product portfolio into the immediately adjacent mobile testing and quality assurance market. Their complementary enterprise mobile cloud solutions enable us to address a wider spectrum of the mobile market by offering solutions in both mobile performance monitoring and mobile testing and quality assurance.

        We offer a robust portfolio of cloud products and services to optimize the end-user customer experience. Our cloud products and services are grouped into three categories: Internet, Enterprise Mobile and Telecommunications Mobile.

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

        Transaction Perspective is our flagship service offering. It provides full visibility into the performance and availability of Web transactions from the end-user perspective. It uses actual Internet Explorer and Firefox browsers to generate real transactions from locations all over the world. Key features include representation of transactions on actual Internet Explorer and Firefox browsers, ability to monitor performance of third party components such as ads or video on Web sites and report on specific Web components by server domain or other criteria, Web privacy tracking, Web performance dashboards with real-time smart alerts and comprehensive diagnostics, Flash and Silverlight performance monitoring based on actual browsers and last mile performance, and availability monitoring for access from DSL, cable, 3G, and T1/T3 networks.

        Application Perspective is a cost-effective, cloud-based Web monitoring service that measures the response time and availability of Web transactions via a simulated Web browser. It provides root cause monitoring and diagnostics for Web applications and sophisticated trending, alarms and reporting to enable the rapid assessment, diagnosis and repair of performance issues when they occur. Key features include browser support for Internet Explorer, Firefox, Chrome and Safari, comprehensive distributed geographic measurement network, Web performance dashboards, high-frequency operational monitoring and advanced scripting capabilities.

        Cloud Application Perspective provides portable, on demand, software-based performance monitoring for cloud application services. Cloud Application Perspective can be deployed on a server or PC supporting Windows anywhere in a private cloud to monitor internal applications, first mile performance, and partner applications. Key features include tools to monitor Web services and application program interfaces, root cause analysis diagnostics, flexible use model and performance dashboards.

        Private Agents provide a turnkey, managed appliance that can be placed anywhere inside our customers' network or Web cloud application environment. Private Agents provide visibility into the performance of mission critical extranet and intranet applications. Key features include ability to isolate performance issues, scalability, full integration with our performance dashboard ("MyKeynote") and self-service configuration.

        Streaming Perspective measures, compares and assures the performance of audio and video streams, diagnosing performance problems before they impact the end-user. Key features include support for the latest media players (Flash, Quicktime, Real Media, Silverlight and Windows Media), a performance dashboard, multi-purpose stream monitoring, cloud-based delivery and pricing, and Keynote StreamQ technology.

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

        LoadPro is a turnkey, managed Web load testing service utilizing our load testing expertise and proprietary technology. Keynote consultants accurately and dynamically test customers' Web-based applications by driving traffic from multiple points across the globe, thereby quantifying the opportunity cost of performance problems and avoiding over- or under-provisioning of Web site hardware and software systems. LoadPro utilizes Keynote's global monitoring network and can scale up to one million concurrent users from multiple worldwide Internet networks. Key benefits for our customers include a dedicated cloud-based load testing platform managed by Keynote, no capital expenditures or maintenance costs, and proprietary user behavior profiling and abandonment models that can accurately stress test Web sites and applications.

        Test Perspective is a cost-effective, cloud-based, self-service load testing service. Customers can take advantage of our global monitoring network of load-generating computers to easily test their Web applications at varying traffic levels. Key benefits include a simplified process, accelerated set up, a performance dashboard and a friendly user interface.

        Web Privacy Monitoring enables our customers to monitor and analyze the privacy risks introduced by third-party advertising services and tracking technologies. Our customers can validate who is tracking their Web visitors, use our actionable data to provide an audit trail and check to see if their privacy policy is being violated.

        Red Alert is a self-service, real-time monitoring service that tests availability of devices connected to the Internet. It can measure the availability of any Internet server or other Transmission Control Protocol enabled Internet device, including Web servers, secure Web servers, domain name servers, mail servers, File Transfer Protocol servers and network gateways. Red Alert provides around-the-clock alerts when adverse conditions exceed specified thresholds.

        Keynote Data Access Options.    We enable our customers to integrate Keynote's performance measurement data into leading enterprise systems management platforms and access the performance data in multiple formats. Our data access options include:

  •
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

  •
  Keynote Application Program Interfaces ("API") enable integration of Keynote performance and availability data into third party management systems, repositories and dashboards using Web services. Key features include RESTful architecture, product support and easy-to-use application development tools.

  •
  MyKeynote is a real-time, dynamic Web-based dashboard our customers use to retrieve, view and analyze performance data. It provides smart alarms, diagnostic graphs and powerful analytics all in an easy-to-use and intuitive layout.

        We complement and support our Internet cloud products and services with a suite of consulting services. Our consulting services provide our customers with a deeper and qualitative perspective of their Web site performance data and benchmarks against other relevant Web sites and user experiences. Using Keynote's measurement technology, we measure our customers' business critical applications. Based on this data, our consultants prepare a monthly management report with key performance indicators, as well as monitoring trends and an in-depth diagnosis of issues and events.

        Real User Experience Testing consulting services complement and leverage our cloud products and services to provide additional insights into the end-user Internet and mobile experience. Our suite of products and services enables our customers to perform behavioral and attitudinal analysis, real-world user testing, online surveys, and competitive and market intelligence. Our Real User Experience Testing services include:

  •
  WebEffective, our online real user experience testing tool, combines market research, usability labs and Web analytics to provide an in-depth perspective on the user experience. WebEffective utilizes both the Keynote in-house panel and customer specified panels for conducting in-depth customer experience and usability studies on individual sites or across an entire industry. WebEffective can be used by customers on an assisted self-service basis or via full service engagements delivered by Keynote consultants.

  •
  Visitor Insights, our online feedback tool, lets customers listen to their customers and convert that conversation into business intelligence. Visitor Insights combines customer satisfaction and Web analytics to provide business intelligence on end-user attitudes and behavior. Key benefits include actionable reporting, quantitative and qualitative intelligence, support for Web 2.0 and global reach.

  •
  Custom Research Products combine our technology and expertise to deliver insights on end-users' experiences.

Enterprise Mobile Cloud Products and Services

        Keynote provides independent monitoring, testing and quality assurance of mobile content, applications, and services on real and simulated devices across our global monitoring network. Our enterprise mobile cloud products and services also utilize our global monitoring network to enable carriers, device manufacturers, content portals and developers to test, measure and improve the customer experience. Our enterprise mobile cloud products and services primarily address enterprise customers' needs and include the following:

        Test Center Enterprise Interactive ("TCE Interactive") is a cloud-based lab for testing our customers' internal or external-facing mobile applications and Web sites that is sold on an annual subscription basis. TCE Interactive addresses the challenge of device and platform diversity and optimizes manual testing efforts to save time and expenses for our customers. Key features include easy access to current and popular smart devices on a variety of operating systems, including Android, BlackBerry, iOS, Windows Phone and WebOS, cloud-based architecture providing remote access, cost-efficient SaaS licensing model and comprehensive reporting.

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

        Test Center Enterprise Monitoring ("TCE Monitoring") is a cloud-based platform that enables our customers to monitor the performance and availability of any mobile application or Web site on current and popular smart phones and tablets. TCE Monitoring evaluates the performance and responsiveness of enterprise mobile applications and Web sites from the end-user perspective, using real smart phone and tablets connected to and distributed across live mobile networks. Key features include the ability to monitor across market leading operating systems including Android, BlackBerry, iOS, Windows Phone and WebOS, real-time automatic alerts via SMS, e-mail or SNMP, and advanced device control.

        Test Center Developer ("TC Developer") is a cloud-based device laboratory for mobile application developers to conduct interactive manual testing on a per hour rental basis. TC Developer is used by over 700 developers to manually test mobile applications by providing online access to current and popular smart phones and tablets on a variety of networks using multiple operating systems. Key features include cloud-based architecture and remote access, comprehensive reporting and a flexible cost model.

        Mobile Device Perspective ("MDP") utilizes our global monitoring network to measure the response time, the availability, and interactively tests the behavior of mobile data services and applications from actual mobile phones located in multiple geographies and connected to different mobile operators' networks. MDP enables wireless operators, mobilized enterprises and mobile content providers to improve the quality of their mobile content, applications, and services, including Web browsing, text messaging, picture messaging, streaming video, and instant messaging, as well as proprietary applications built for smart phone platforms including Android, Blackberry, iOS, and Windows Phone. MDP provides high fidelity measurements that represent the end-user experience while interacting with mobile content, applications and services. Key features include multi-step transaction capabilities, performance dashboard and graphics, collaboration tools, smart alerts, centralized SIM multiplexer, point and click scripting and advanced device control.

        Mobile Web Perspective ("MWP") is our cloud-based solution for monitoring and troubleshooting quality and performance issues for mobile Web sites. MWP uses our mobile measurement technology, global monitoring network and an extensive smart phone and tablet library to provide an accurate and real-time view into the mobile user experience. MWP measures the mobile user experience by using a simulated mobile browser to capture network level details to help customers understand how Web site content is downloaded and rendered on mobile devices. Along with monitoring the performance of mobile content, MWP also benchmarks mobile quality in multiple geographic locations and against competitors. Key features include access to our library of 2,100 emulated mobile devices and 12,000 device profiles, advanced HTML5 support, device specific caching, local storage, reference screenshot, touch events, self-service scripting, multiple network options, 50 global measurement locations, performance dashboard, device graphs and reporting.

        Mobile Internet Testing Environment ("MITE") is an easy-to-use tool for improving performance of mobile Web sites. MITE's cloud-based service utilizes our library of over 2,100 emulated mobile devices and 12,000 device profiles to provide an overall verification grade, script success score, download duration, error codes and score, number of resources, actions and content errors, and total bytes sent and received. MITE is offered for free and with additional testing capabilities offered for a fee as MITE Pro. MITE also provides customers the ability to try our MWP services before purchasing.

        We complement and support our enterprise mobile cloud products and services with a suite of consulting and engineering services. These services include:

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

Telecommunications Mobile Cloud Products and Services

        Keynote telecommunications mobile products and services provide a scalable and fully integrated solution for active end-to-end Quality-of-Service (QoS) testing and monitoring for mobile, fixed and Voice-over Internet Protocol (VoIP) communications. Our solutions address network and mobile operators and include the following:

        System Integrated Test Environment ("SITE") System is a comprehensive system of test probes and software to test and measure the quality and reliability of mobile networks, mobile applications and content delivery for mobile operators. The SITE system supports network operators and manufacturers as they implement new technologies and protocols, such as GSM, GPRS, EDGE, UMTS, HSDPA and LTE. It has a complete interface for protocol layer testing, prepares detailed measurement activity logs for mobile quality tests, and uses SIM multiplexing to ensure maximum testing across mobile operators around the world. Key features include user behavior modeling, comprehensive core network testing, multiple protocol testing, detailed measurement activity, modular structure and a powerful scripting language.

        GlobalRoamer is a cloud-based service offering designed to certify and validate roaming agreements across multiple mobile operators in major geographical regions across the world. By emulating the behavior of real roamers using mobile devices located in networks all over the world, GlobalRoamer allows mobile network operators to verify that all services are available to their roaming customers. With our SIM multiplexing technology, customer SIMs are "virtually" transmitted to remote test stations around the world where real voice, SMS, and data calls are performed. This enables our customers to rapidly test the availability and performance of their roaming services without a single SIM card ever having to be physically shipped to remote test locations. This service offering is based upon a SITE network managed by us and can test over 600 mobile networks in over 180 countries. Key features include improved roaming revenue and service performance, reduced costs, ad-hoc testing, proactive monitoring, virtual testing, maintenance free infrastructure, IR.81 / GRQ monitoring, global coverage and flexible reporting.

        We complement and support our telecommunications mobile products and services with a suite of consulting and engineering services that range from hosting and operating our customers complete test environment to assistance at a project level.

Keynote's Global Network

        Our global testing and monitoring network consists of measurement and data collection infrastructure and operations and data centers.

    Measurement and Data Collection Infrastructure

        Our measurements are conducted with Windows-based computers, Linux-based computers and/or popular mobile devices that run our proprietary software to replicate the experience of an Internet or mobile user accessing content, applications, and services through a standard Web browser, mobile browser, or mobile device. We designed our infrastructure to perform thousands of download measurements concurrently without appreciably affecting the integrity of any single measurement. The measurement computers are co-located at the data center facilities of major telecommunication and Internet access providers with connections to Internet backbone providers and mobile network operators that are selected to be statistically representative of users. At some locations, we employ multiple Internet connections and install equipment racks that can accommodate multiple measurement computers.

        Our Web measurement computers access a Web site to download Web pages and execute single-page and multi-page transactions, while taking measurements of multiple activities throughout the process. These computers take measurements continually throughout the day, at intervals as often as three minutes, depending on customer requirements and subscription service level.

        Our mobile measurement devices access mobile content, applications and services and conduct typical mobile activities such as voice, messaging, e-mail, application downloading and access and Web browsing while taking measurements of multiple activities throughout the process. The mobile browsers and mobile devices take measurements continually throughout the day, at intervals as often as 15 minutes, depending on customer requirements and subscription service level.

        As of September 30, 2012, we had deployed approximately 7,000 measurement computers and mobile devices in over 300 locations covering 180 countries. This total includes mobile handsets and tablets operating on Android, BlackBerry, iOS, Windows Phone and WebOS. We continually upgrade and balance our network capacity to meet the needs of our customers.

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

Customers

        As of September 30, 2012, we provided products and services to approximately 3,100 customers in over 120 countries. Our customers fall into two broad categories: enterprise and telecommunications. Our telecommunications customers are leading mobile operators around the world. Our enterprise customers range from start-ups to Fortune 500 companies. Our Internet and mobile cloud products and services support the operations and development activities of our enterprise customers and are used by a broad cross-section of industries including:

• Automotive	• Government
• Business-to-Business (B2B)	• Healthcare
• Digital Media/Internet	• Hospitality/Travel
• Energy	• Retail
• Financial Services	• Technology

Sales, Marketing and Customer Support

    Sales

        We sell our cloud products and services globally through our field sales and telesales organizations. Our field sales teams concentrate on selling and servicing our largest customers and consist of direct sales representatives and sales engineers located in 30 metropolitan areas (22 across the United States, 7 in Europe and 1 in Asia Pacific). In addition to our global field sales teams, we have telesales personnel located in Plano, Texas and Bangalore, India. These telesales personnel focus primarily on selling our subscription services and providing telephone and email sales support and customer service. We also market and sell some of our services through our self-service Web site.

        In addition, we domestically distribute our services through Web-hosting and Internet service providers who manage e-business Web sites for other companies. These companies sell or bundle our services to their customer base as a value-added service and as a management tool for their customers' Web sites. We also sell to content distribution providers who use our services as a pre-sales tool for their potential customers or in service level agreements with their existing customers. We occasionally market our services through other technology companies on a "lead referred" basis. Internationally, we have direct sales representatives in Germany, the United Kingdom, France, Sweden, the Netherlands and Singapore and sell indirectly through reseller partners throughout Europe, the Middle East, Africa and Asia.

    Marketing

        We maintain an active marketing program designed to demonstrate the breadth and depth of our cloud solutions. We promote our brand through multiple means including the public availability on our Web site of top level details from our e-business performance indices (both page download and transaction), and through our regular reporting and commentary to the media regarding Internet and mobile performance-related events.

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

    Customer Support and Maintenance

        We provide customer support by Web, email and telephone. Standard Support for all our services is available during the business day. For a fee, Premium Support is available for our cloud products through Keynote Premium Support Services for customers who want analytical or diagnostic support, advanced scripting services or require access 24 hours per day, 7 days per week to Keynote experts to assist them with their questions. We also provide ongoing technical and post-contract support and maintenance for our SITE systems either from our German subsidiary or at a customer's designated location.

Development

        Our engineering and product management teams work closely with our customers and partners to continually improve and enhance our cloud products and services and our global monitoring network. Our research and development effort takes advantage of a unique global combination of engineers in our Silicon Valley headquarters, engineers in our German subsidiary and engineering and support resources in India. We conduct frequent user meetings and maintain a customer advisory board to provide customers an opportunity to submit ideas and provide feedback on our product roadmap so that we can deliver the innovation and features most desired by our customers. While we internally develop our products and services, we license certain statistical, graphical and database technologies from third parties that are incorporated into our products and services.

        Development expenditures were $18.6 million, $13.2 million and $12.0 million in fiscal years 2012, 2011 and 2010, respectively. Our expenditures for research and development costs were expensed as incurred.

Competition

        The market for our products and services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet and mobile software and services with features similar to our products and services such as Compuware (which acquired Gomez), Hewlett-Packard (which acquired Mercury Interactive), Neustar (which acquired Webmetrics), Perfecto Mobile and SmartBear (which acquired AlertSite), and a variety of other companies that offer a combination of testing, market research and data collection services. We also face competition for our telecommunications mobile products and services from companies such as Ascom (which acquired Argogroup), JDS Uniphase (which acquired Casabyte), ADECEF and Datamat. Additionally, there are many large and small firms that offer computer network and Internet-related consulting services. Customers could choose to use these companies' products and services or these companies could enhance their products and services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter many additional market-specific competitors.

        We also could face competition from other companies, which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Dell (which acquired Quest Software), Attachmate,

Precise Software, and IBM's Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors' products and services.

Intellectual Property

        We are a technology company whose success depends on developing, updating, acquiring and protecting our intellectual property assets.

        Our principal intellectual property assets consist of our trademarks, our trade names, our logos, our characters, our design, our trade dress, our service marks, our patents, our patent applications, our copyrights and the proprietary software we developed or acquired to provide our products and services. Trademarks are important to our business because they represent our brand name and we use them in our marketing and promotional activities as well as in the delivery of our products and services. The trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries include Keynote®, DataPulse®, CustomerScope®, Keynote CE Rankings®, Keynote Customer Experience Rankings®, Perspective®, Keynote Red Alert®, Keynote WebEffective®, The Internet Performance Authority®, MyKeynote®, SIGOS®, SITE®, keynote® The Mobile & Internet Performance Authority™, Keynote FlexUse®, Keynote DeviceAnywhere®, Keynote DemoAnywhere® and Keynote MonitorAnywhere®. All related trademarks, trade names, logos, characters, design and trade dress are trademarks or registered trademarks of Keynote Systems, Inc. in the United States and other countries and may not be used without written permission. All other trademarks are the property of their respective owners.

        We currently have five issued U.S. patents and three U.S. patent applications related to our Internet services. We also have one issued German patent and fifteen German patent applications related to our mobile services. Patents acquired in our acquisition of DeviceAnywhere included two United States patents, one foreign patent, and five United States patent applications. It is possible that no patents will be issued from our current pending patent applications and that our issued patents or potential future patents may be found invalid or unenforceable, or otherwise be successfully challenged.

        Our proprietary software is an integral part of our cloud products and services and consists of the software we developed or acquired to collect, store, and deliver our measurement data to customers. We also have developed software that we use to provision customers' orders and to bill our customers. The intellectual property we use in our business is important to us. Despite our efforts, we may be unable to prevent others from infringing upon or misappropriating our intellectual property, which could harm our business.

Foreign and Domestic Operations and Geographic Data

        The United States represents our largest geographic marketplace. Approximately 55%, 49%, and 55% of our net revenue came from customers in the United States during fiscal years 2012, 2011 and 2010, respectively. Internationally, we have subsidiaries in Germany, the Netherlands, Canada and Singapore. Our international operations primarily are transacted in the Euro and, to a lesser extent, the British pound. Our geographic financial information is contained in Note 15 to our consolidated financial statements included in Item 8 of this report on Form 10-K.

Employees

        As of September 30, 2012, we had a total of 495 employees, of which 315 were based in the United States, 157 were based in Germany and 23 were based in other international locations. None of our employees are represented by a collective bargaining agreement nor have we experienced any work stoppage. In our German subsidiary, our employees are represented by a workers' council which consists of employees who are elected onto the council by their colleagues. We believe that our relationships with our domestic and international employees are good.

About Us

        We were incorporated in 1995. Our headquarters is located at 777 Mariners Island Blvd., San Mateo, California and our telephone number at that location is (650) 403-2400. Our company Web site is www.keynote.com although information on that Web site shall not be deemed incorporated in this report. Through a link on the Investor Relations section of our Web site, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed with the Securities and Exchange Commission ("SEC").

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

        Our results of operations could vary significantly from quarter to quarter. If revenue or other financial results fall below ours or investor expectations, we may not be able to increase our revenue or reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

  •
  The effect of global economic conditions, particularly in Europe, on customers and partners, including the level of discretionary technology spending;

  •
  Fluctuations in foreign currency exchange rates;

  •
  The level of sales of our mobile cloud products and services;

  •
  The timing, customer acceptance and service period of orders received during a quarter, especially from new customers;

  •
  The seasonality of our revenues, especially our LoadPro and SITE products and services

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

  •
  Future accounting pronouncements and changes in accounting and tax policies;

  •
  The timing and amount, if any, of impairment charges related to acquired assets or charges related to the amortization of intangible assets from acquisitions; and

  •
  The cost associated with and the integration of acquisitions or divestures.

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

        Our business, financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, the European economic downturn, political instability, tax laws (including United States taxes on foreign subsidiaries and the negative tax implications related to moving cash from international locations to the United States), and changes in the value of the United States dollar versus foreign currencies, particularly the Euro.

        Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales and cash balances in Europe, as well as non-United States dollar denominated operating expenses incurred throughout the world. As was the case in the most recent year, volatility of foreign currencies relative to the United States dollar may adversely affect the United States dollar value of our foreign currency-denominated cash, sales and earnings.

        International sales were approximately 45%, 51% and 45% of our net revenue for the years ended September 30, 2012, 2011 and 2010, respectively. We expect to continue to commit significant resources to our international activities. Economic conditions in Europe are currently challenging and it is possible that revenues from European customers could be adversely affected in future periods. Conducting international operations also subjects us to risks we do not face in the United States, including:

  •
  Foreign currency exchange rate fluctuations, primarily the Euro;

  •
  Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  •
  Seasonal fluctuations in purchasing patterns;

  •
  The burdens of complying with a wide variety of foreign laws, the Foreign Corrupt Practices Act, and other similar laws;

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

  •
  Political or economic instability, war or terrorism in the countries where we do business.

    The success of our business depends on maintaining a large customer base, either by customers renewing their subscriptions for our products and services and purchasing additional products and services or by obtaining new customers.

        To maintain and grow our revenue, we must maintain or increase the overall size of our customer base, through maintaining high customer renewal rates, obtaining new customers for our products and services, and selling additional products and services to existing customers. Our customers have no obligation to renew our products and services after the contract term and, therefore, they could cease using our products and services at any time. In addition, customers that renew may contract for fewer products and services or at lower prices. Further, our customers may reduce their usage levels of our products and services during the term of their subscription. The size of our customer base, usage and prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

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

        Revenue from our mobile cloud products and services was $63.8 million, or 51% of total revenue, for the year ended September 30, 2012. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; customer acceptance of installed system licenses; the variability of timing and amount of system license arrangements; developing products responsive to the rapidly changing technology in the mobile market; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. Our business and our operating results could be harmed if we experience declines in revenue from our mobile cloud products and services.

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

    Our business could be harmed by adverse economic conditions or reduced spending on technology.

        Our operations and performance depend significantly on global economic conditions, especially in the United States and Europe. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to reduce spending in response to tighter credit, negative financial news, legislative issues such as the fiscal cliff and income tax rates, quantitative easing of the monetary supply, and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in consumer and mobile demand also could have a variety of negative effects on our customers' demand for our products and services. Other factors that could influence demand include labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairment charges against our assets. In addition, real estate values across the United States have been adversely affected by the global economic downturn and tighter credit conditions, and we cannot assure you that the value of our building will not be affected by these or future conditions.

    We may face difficulties assimilating, and may incur costs associated with, any acquisitions.

        In October 2011, we completed the acquisition of DeviceAnywhere. We have done several acquisitions in the past, and as part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities, or may otherwise offer growth opportunities. The recent and future acquisitions could create risks for us, including:

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

        Our ten largest customers accounted for approximately 28% of our net revenue for the year ended September 30, 2012. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce the usage of our products and services and, therefore, continue to generate revenue in any future period. In addition, our customers may generally terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

    We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

        While we were profitable in recent years, we incurred net losses in fiscal 2008 and in other prior fiscal years. As of September 30, 2012, we had an accumulated deficit of $82.4 million. If we are not able to maintain or increase our revenue, it may be difficult to sustain profitability. As of September 30, 2012, we had $9.1 million of net identifiable intangible assets and $110.3 million of goodwill. Annually we test our goodwill for impairment. Identifiable intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and could require us to record impairment charges against our goodwill and identifiable intangible assets. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. As a result of these and other conditions, we may not be able to sustain profitability in the future.

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

        Engagement services revenue represented approximately 9% of net revenue for the year ended September 30, 2012. The market for these professional services is very competitive. Each engagement typically spans a period of less than twelve months and, therefore, it is more difficult for us to predict the amount of engagement services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our engagement services revenue.

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

        The market for our products and services is rapidly evolving. Our competitors vary in size and in the scope and breadth of their products and services. We face competition from companies that offer Internet and mobile software and services with features similar to our products and services such as Compuware, Hewlett-Packard, Neustar, Perfecto Mobile, SmartBear and a variety of other Internet and mobile companies that offer a combination of testing, quality assurance, market research and data collection services. We face competition for our telecommunications mobile products and services from companies such as ADECEF, Ascom (which acquired Argogroup), Datamat, and JDS Uniphase (which acquired Casabyte). Customers could choose to use these companies' products and services or these companies could enhance their products and services to offer all of the features we offer. As we expand the scope of our products and services, we expect to encounter additional market-specific competitors.

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

        We could also face competition from other companies which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Dell (which acquired Quest Software), Attachmate, Precise Software, and IBM's Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors' services. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development. Increased competition may result in price reductions, increased costs of providing our products and services and loss of market share, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.

    If we do not continually improve our products and services in response to technological changes, including changes to the Internet and mobile networks, we may encounter difficulties retaining existing customers and attracting new customers.

        The ongoing evolution of Internet and mobile networks has led to the development of new technologies and communications protocols, such as Internet telephony, wireless devices, Wi-Fi networks, HSDPA and LTE, as well as increased use of various applications, such as VoIP, mobile applications and video. These developing technologies require us to continually improve the functionality, features and reliability of our products and services, particularly in response to offerings by our competitors. For example, we recently committed resources to add a Web privacy monitoring feature to our products and services in response to tracking by third-party advertising networks. If we do not succeed in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs, we may encounter difficulties retaining existing customers and attracting new customers.

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

        The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of public companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, analyst expectations and recommendations, announcements of events affecting other companies in the technology industry, currency fluctuations and general market events and conditions may cause the market price of our common stock to decline. In addition, because of our relatively low trading volume, and the fact that we only have 17.9 million shares outstanding at September 30, 2012, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

    Our cash, cash equivalents and short-term investments are managed through various banks around the world and we may realize losses on these.

        We maintain our cash, cash equivalents and short-term investments with a number of financial institutions around the world, and our results could vary materially from expectations depending on gains or losses realized on the sale or exchange of investments; changes in market values of debt securities as well as other investments; the conversion of foreign currencies into United States dollars; and fluctuations in interest rates. The volatility in the financial markets and global economic conditions increases the risk that the actual amounts realized in the future on our investments could differ significantly from the fair values currently assigned to them.

    If the protection of our proprietary technology is inadequate, our competitors may gain access to our technology, and our market share could decline.

        Our success is heavily dependent on our ability to create proprietary technology and to protect and enforce our intellectual property rights in that technology, as well as our ability to defend against adverse claims by third parties with respect to our technology and intellectual property. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, copyright and trademark laws, and patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and services or obtain and use information that we regard as proprietary.

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

        There is significant litigation involving patents and other intellectual property rights, especially in the technology and software industry. We could become subject to intellectual property infringement claims as our products and services overlap with competitive offerings. In addition, we are, or could be, subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management's attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award, to develop non-infringing technology, obtain a license to use the infringed intellectual property, or cease selling the products and services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.

    Our measurement computers and mobile devices are located at sites that we do not own or operate, and it could be difficult for us to maintain or repair them if they do not function properly.

        Our measurement computers and mobile devices that we use to provide many of our products and services are located at facilities that are not owned by us. Instead, these devices are installed at various worldwide locations near Internet and mobile access points. Since we do not own or operate these facilities, we have little control over how these devices are maintained on a day-to-day basis. We do not have long-term contractual relationships with the companies that operate the facilities where our measurement computers are located. We may have to find new locations for these computers if we are unable to maintain relationships with these companies or if these companies cease their operations as some have done due to bankruptcies or being acquired. In addition, if our measurement computers and mobile devices cease to function properly, we may not be able to repair or service them on a timely basis, as we may not have immediate access to our measurement computers and measurement devices. Should performance problems arise and we are unable to quickly maintain and repair our computers and devices, our ability to collect data in a timely manner could be impaired.

    If we do not complement our direct sales force with relationships with other companies to help market our products and services, we may not be able to grow our business.

        To increase sales worldwide, we must complement our direct sales force with relationships with other companies to help market and sell our products and services. We currently have relationships with several Open Application Performance Monitoring ("Open APM") partners and SITE system resellers. Additionally, we have partner relationships to resell our mobile products. If we are unable to maintain our existing marketing, reseller and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to direct sales and marketing efforts.

        In the past, we have had to terminate relationships with some of our international resellers, and we may be required to terminate other reseller relationships in the future. As a result, we may have to commit resources to supplement our direct sales effort or to find additional resellers, especially in foreign countries.

        Our success will also depend in part on the ability of these companies to market and sell our products and services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing or distribution rights. Therefore, these companies could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors, or develop or acquire products or services that compete with our services. Therefore, these relationships may not result in additional customers or revenue.

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

  •
  Inability to integrate business applications with Internet and mobile devices;

  •
  The need to operate with multiple and frequently incompatible products; and

  •
  Potential regulation or operation of aspects of the Internet by entities such as the International Telecommunication Union.

    Improvements to the infrastructure of Internet and mobile networks could reduce or eliminate demand for our products and services.

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

        As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Consumer Protection Act and rules implemented by the Securities and Exchange Commission ("SEC") and The Nasdaq Stock Market have imposed and will impose a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, including evaluation of internal controls at DeviceAnywhere, stockholder advisory votes and XBRL reporting. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

        Moreover, generally accepted accounting principles ("GAAP") are promulgated by, and are subject to the interpretations of the Financial Accounting Standards Board ("FASB") and the SEC. New accounting guidance or taxation rules and varying interpretations of accounting guidance or taxation practices have occurred and may occur in the future. Any future changes in accounting guidance or taxation rules or practices may have a significant effect on how we report our results and may even affect our reporting of transactions completed before the change is effective. In addition, a review of existing or prior accounting practices may result in a change in previously reported amounts. The change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results, our ability to remain listed on the Nasdaq Global Market, the way we conduct our business or subject us to regulatory inquiries or litigation.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of September 30, 2012, our headquarters was located in an 183,000 square foot building in San Mateo, California, which we own. We currently occupy approximately 63,000 square feet of this facility, which is our principal sales, marketing, product development, operations and administrative location and contains our primary data center. In addition, we lease 34,600 square feet in Nuremberg, Germany for our mobile sales, operations and administration; 8,200 square feet in Plano, Texas for our inside sales, support and operations; and 5,700 square feet in Seattle, Washington for our mobile operations. We also lease sales offices, in Austin, Texas; Alexandria, Virginia; New York, New York; Boston, Massachusetts; Paris, France; Toronto, Canada; Reading, United Kingdom; Stockholm, Sweden; and Hamburg, Germany.

        From time to time, we consider alternatives related to our need for long-term facilities. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire or dispose of space to accommodate any future business needs.

Item 3.    Legal Proceedings

        We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters—consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement—will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. No amount has been accrued as of September 30, 2012 since we believe that our liability, if any, is not probable and cannot be reasonably estimated.

Item 4.    (Removed and Reserved)

Item 4A.    Executive Officers

        The following table presents information regarding our executive officers and other key employees as of December 1, 2012:

Name	Age	Position
Umang Gupta	63	Chairman of the Board and Chief Executive Officer
Curtis Smith	47	Chief Financial Officer
Donald Aoki	55	Senior Vice President of Keynote Professional Services
Ren Bloom	43	Vice President of Marketing
Chris Callahan	50	Vice President of DeviceAnywhere Sales
Vik Chaudhary	47	Vice President of Product Management and Corporate Development
John Giannitsis	54	Vice President of Americas Sales
Adil Kaya	45	Managing Director of Keynote SIGOS
Krishna Khadloya	53	Vice President of Engineering
Jeffrey Kraatz	58	Senior Vice President of International Sales and Worldwide Sales Support
Martin Löhlein	46	Managing Director of Keynote SIGOS
David Peterson	51	Chief Accounting Officer
Shawn White	34	Vice President of Operations

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

        Curtis Smith has served as our Chief Financial Officer since July 2010. From February 2006 until joining Keynote, Mr. Smith held various positions at GCA Savvian Advisors, most recently as a Partner and Managing Director. Prior to that, he worked for a number of investment banks including Credit Suisse First Boston's technology group where he served as Vice President. Mr. Smith holds a Bachelors of Administration degree from Brigham Young University and an M.B.A. from the University of Southern California.

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

        Ren Bloom has served as our Vice President of Marketing since May 2008. Mr. Bloom served as our Executive Director of Marketing from February 2007 to April 2008 and Senior Director of Marketing from April 2006 to January 2007. From January 2002 until joining Keynote, Mr. Bloom was at Allianz/Fireman's fund, where he last held the position of Senior Director of Marketing. Prior to that, Mr. Bloom served in various positions at a number of technology companies, including Shutterfly.com, Sparks.com, Foundry Networks, and Hewlett Packard Company. He holds a Bachelors of Administration degree from Rutgers University and an M.B.A. from NYU Stern School of Business.

        Christopher Callahan has served as our Vice President of DeviceAnywhere Sales since our acquisition of DeviceAnywhere in October 2011. From 2006 until its acquisition by Keynote, he served as Senior Vice President of World Wide Sales for Mobile Complete, which did business as DeviceAnywhere. Prior to that, Mr. Callahan held senior leadership positions with various software technology companies, including Cyclelogic, Portal Software, Clear Sky Mobil Media, Tornado Development and Premier Technologies. Mr. Callahan studied marketing at West Florida University.

        Vik Chaudhary has served as our Vice President of Product Management and Corporate Development since January 2007. Mr. Chaudhary joined Keynote in May 2002 and has served as our Vice President of Marketing and Senior Director of Corporate Development. From March 2000 until joining Keynote, Mr. Chaudhary was the founder and Chief Executive Officer of Bizmetric, an online business measurements company. Prior to that, he was Director of Product Management at Gupta Technologies and led software engineering teams at Oracle Corporation. Mr. Chaudhary holds a Bachelors of Science degree in Computer Science and Engineering from the Massachusetts Institute of Technology.

        John Giannitsis has served as our Vice President of Americas Sales since October 2012. Mr. Giannitsis joined Keynote in October 2007 and has served as our North America Eastern Region Director of Sales and our Vice President of Sales, National Accounts. Prior to joining Keynote, Mr. Giannitsis held sales leadership roles with MKS Inc., an independent software vendor based in Canada which was acquired by Parametric Technology Corporation (PTC), Courion Corporation, Rational Software, before its acquisition by IBM, and Computer Associates. Mr. Giannitsis started his career in various technical roles over a 10-year tenure with Unisys (Sperry/Boroughs). He holds a Bachelors of Science degree in Computer Science from the College at Brockport—State University of New York.

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

        Krishna Khadloya has served as our Vice President of Engineering since April 2006. Mr. Khadloya joined Keynote in September 1999 and has served as our Director and Senior Director of Engineering. Prior to that, he served as Director of Research and Development at Mentor Graphics Corporation, an electronic design automation software company. Mr. Khadloya holds a Bachelors of Science degree in Electrical and Electronics Engineering from Birla Institute of Technology and Science at Pilani, India, and a Masters of Science degree in Computer Science from State University of New York Albany. He has attended the Executive Program at Stanford University's Graduate School of Business.

        Jeffrey Kraatz has served as our Senior Vice President of International Sales and Worldwide Sales Support since November 2012. Mr. Kraatz joined Keynote in April 2006 and has served as our Senior Vice President of Worldwide Sales and Services and as our Vice President of Sales Americas and Asia Pacific. From June 2004 until joining Keynote, Mr. Kraatz was the Vice President of Worldwide Sales for Caspian Networks, an IP router company. From September 2002 to May 2004, he was the founder of Strategic

Alliance Worldgroup, an Asian focused international sales and marketing consulting firm. Prior to that, he held various senior management positions at Netclerk, Fastxchange, Warpspeed Communications, and Octel Communications, and spent ten years working at Sprint. Mr. Kraatz holds a Bachelors of Administration degree in Economics from the University of California, Los Angeles.

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

        David Peterson has served as our Chief Accounting Officer since July 2010. Mr. Peterson joined Keynote in July 2009 as our Corporate Controller. He was a vice president at BenefitStreet, Inc., a financial services company, from June 2007 to January 2009, and was Corporate Controller at QuickLogic Corporation, a public fabless semiconductor company, from April 2003 to June 2007. Prior to that, he held various positions at Spectrian Corporation, Philips Semiconductors, Fujitsu Microelectronics, PriceWaterhouse, and Ernst & Whinney. Mr. Peterson received a Bachelors of Science degree in Accounting from Oklahoma State University and is a Certified Public Accountant.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock has traded on the Nasdaq Global Market under the symbol "KEYN" since our initial public offering on September 24, 1999. The following table presents the high and low sales price per share of our common stock for the periods indicated, as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year ended September 30, 2012:
Fourth Quarter	$15.29	$12.46
Third Quarter	19.76	13.48
Second Quarter	21.32	17.51
First Quarter	25.37	15.88
Fiscal Year ended September 30, 2011:
Fourth Quarter	$25.95	$19.42
Third Quarter	23.75	18.00
Second Quarter	19.84	14.01
First Quarter	15.34	11.08

        On December 6, 2012, we had 17,968,067 shares of our common stock outstanding held by 49 stockholders of record. Because many brokers and other institutions hold our stock on behalf of stockholders, we believe the total number of beneficial holders is greater than that represented by these record holders.

        The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the market prices of technology securities have been volatile. Accordingly, the price of our common stock could be volatile due to a variety of factors, including those described under "Risk Factors" in Item 1A.

Dividend Policy

        We declared and paid the following dividends (in thousands except for per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2012
December 1, 2011	December 15, 2011	$0.06	$1,038
March 1, 2012	March 15, 2012	$0.06	$1,043
June 1, 2012	June 15, 2012	$0.06	$1,050
September 1, 2012	September 15, 2012	$0.06	$1,076
Fiscal 2011
December 1, 2010	December 15, 2010	$0.06	$898
March 1, 2011	March 15, 2011	$0.06	$970
June 1, 2011	June 15, 2011	$0.06	$991
September 1, 2011	September 15, 2011	$0.06	$1,036

        Our decision to pay a dividend in the future will be affected by our future results of operations, financial position, changes to applicable tax laws and regulations, and the various other factors that may affect our overall business, including those set forth under "Risk Factors" in Item 1A. Accordingly, we cannot assure you that in the future we will continue to pay a quarterly dividend of this amount, or at all.

Equity Plans

        As of September 30, 2012, we maintained our 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan, both of which were approved by our stockholders. The following table contains information about equity awards under those plans as of September 30, 2012:

	(a)		(b)		(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Awards		Weighted Average Exercise Price of Outstanding Options		Number of Shares Remaining Available for Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity compensation plans approved by stockholders	2,419,866	(1)	$12.00	(2)	1,616,577	(3)

(1)
This number includes 1,698,291 stock options outstanding and 721,575 restricted stock units, or RSUs, issued under the 1999 Equity Incentive Plan.

(2)
These weighted average exercise prices do not reflect the shares that will be issued upon the vesting of outstanding awards under RSUs.

(3)
There were 1,356,596 shares that remained available for grant under the 1999 Equity Incentive Plan and 259,981 shares that remained available for grant under the 1999 Employee Stock Purchase Plan. All of the shares available for grant under the 1999 Equity Incentive Plan may be issued as restricted stock.

Purchases of Equity Securities

        We did not repurchase any of our common stock during fiscal years 2010, 2011 and 2012.

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

        The following graph and table compares the cumulative total stockholder return on our common stock, the NASDAQ Composite Index and iShares S&P North American Technology–Software Index Fund (ETF). The graph and table assume that $100 was invested in our common stock, the NASDAQ Composite Index and iShares S&P North American Technology–Software Index Fund (ETF) on September 30, 2007, and calculates the annual return through September 30, 2012. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Cumulative Total Return

	September 30,
	2007	2008	2009	2010	2011	2012
Keynote Systems, Inc.	$100	$97	$69	$85	$154	$105
NASDAQ Composite Index	$100	$77	$79	$88	$89	$115
iShares S&P North American Technology–Software Index Fund (ETF)	$100	$88	$87	$104	$104	$127

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing in Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2012, 2011 and 2010, and the consolidated balance sheet data as of September 30, 2012 and 2011, are derived from and are qualified in their entirety by our consolidated financial statements which are included in Item 8 in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2009 and 2008, and the consolidated balance sheet data as of September 30, 2010, 2009, and 2008, are derived from our audited consolidated financial statements which do not appear in this report. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year (in thousands, except per share data).

	Year Ended September 30,
	2012	2011(1)	2010	2009	2008
Consolidated Statement of Operations Data:
Net revenue	$124,339	$103,030	$79,851	$80,107	$76,908
Net income (loss)	$4,708	$50,862	$1,686	$3,257	$(2,764)
Basic net income (loss) per share	$0.27	$3.16	$0.11	$0.23	$(0.18)
Diluted net income (loss) per share	$0.26	$2.91	$0.11	$0.23	$(0.18)
Shares used in computing basic and diluted net income (loss) per share:
Basic	17,504	16,096	14,708	14,323	15,522
Diluted	18,423	17,500	14,969	14,394	15,522
Cash dividends declared per common share	$0.24	$0.24	$0.20	—	—

	September 30,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$49,939	$101,380	$66,352	$57,968	$49,331
Total assets	$266,964	$260,401	$186,522	$182,219	$175,844
Long-term portion of capital lease obligation	—	—	—	—	$17
Total stockholders' equity	$232,728	$226,191	$151,364	$150,020	$137,511

(1)
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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Except for historical information, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our anticipated costs and expenses and revenue mix. Forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A "Risk Factors." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and the Current Reports on Form 8-K that we file in the current fiscal year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

        Keynote is a leading global provider of mobile and Web cloud testing and monitoring services. We maintain one of the world's largest on-demand performance testing and monitoring networks comprised of approximately 7,000 measurement computers and mobile devices in over 300 locations covering 180 countries. Our global network enables our customers to continuously test, monitor and assure the online and mobile experience. We deliver our products and services primarily through a cloud-based model on a subscription basis to world-class telecommunications and enterprise customers, representing a broad cross-section of industries. We offer a robust portfolio of cloud products and services to optimize the end-user customer experience. Our cloud products and services are grouped into three categories: Internet, Enterprise Mobile and Telecommunications Mobile.

        We deliver our products and services primarily through a cloud-based model on a subscriptions basis (also referred to as Software-as-a-Service, or SaaS). Subscription fees range from monthly to multi-year commitments and vary based on the type of service selected, the number of measurements, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements, the communication protocols or services measured, privacy settings and any additional features ordered. Our System Integrated Test Environment ("SITE") and Test Center Enterprise ("TCE") systems, which include software and hardware, usually are offered via a software license fee model that is bundled with ongoing maintenance and support. Our engagement services, or professional services, complement and support our cloud products and services. Our engagement services provide our customers with a deeper and qualitative perspective of their performance data and are offered on per incident or per study basis.

        On October 18, 2011, we acquired Mobile Complete, Inc., doing business as DeviceAnywhere ("DeviceAnywhere"). DeviceAnywhere developed an enterprise-class, cloud-based mobile application lifecycle management testing and quality assurance platform. DeviceAnywhere offers products and services for testing and monitoring the functionality, usability, performance and availability of mobile applications and Web sites. Its complementary enterprise mobile cloud solutions enable us to address a wider spectrum of the mobile market by offering solutions in both mobile performance monitoring and mobile testing and quality assurance. DeviceAnywhere products and services are sold to customers on both a subscription fee basis and a software license fee model that is bundled with ongoing maintenance and support. Additionally, we provide DeviceAnywhere support, professional services and online mobile device tutorials to our customers.

        Our net revenue increased by $21.3 million, or 21%, to $124.3 million in fiscal 2012 from $103.0 million in fiscal 2011. This increase was primarily due to $16.5 million of revenue from DeviceAnywhere products and services and to a $7.2 million increase in Internet revenue due to increased customer demand in conjunction with the stabilization of measurement pricing. Our mobile revenues were affected by the change in revenue recognition accounting guidance implemented in October 2011, which resulted in a $10.8 million decrease in our ratable license revenue, and the negative effects of foreign exchange rates, primarily the Euro. Our net income decreased by $46.2 million to $4.7 million in fiscal 2012 from $50.9 million in fiscal 2011. The decrease in net income is primarily attributable to an income tax benefit from the release of the valuation allowance on deferred tax assets of $37.3 million in fiscal 2011. The decrease in net income was also due to an increase in total costs and expenses of $29.6 million from $88.0 million in fiscal 2011 to $117.5 million in fiscal 2012 due primarily to the acquisition of DeviceAnywhere, increased direct costs associated with higher revenue and related increases to headcount and other personnel costs.

        We believe that important trends and challenges for our business include:

  •
  Meeting challenges faced due to the current global economic environment, especially in Europe, as this affects our customers' ability to purchase our products and services;

  •
  Continuing to drive revenue growth in our cloud products and services, especially in mobile markets, is a key factor in creating stockholder value;

  •
  Successfully integrating our acquisition of DeviceAnywhere with our existing culture, products, procedures, controls and systems and achieving revenue from sales of DeviceAnywhere's products and services;

  •
  Developing and marketing new products and services that respond to competitive and technological developments and changing customer needs;

  •
  Growing our overall customer base and cross-selling our products within our existing customer base to support the growth of our revenue; and

  •
  Controlling expenses in fiscal year 2013 to maintain profitability, particularly because of the economic uncertainties that continue to exist and the costs we are incurring to take advantage of growth opportunities, especially our investment in salespeople.

        Refer to "Results of Operations," "Non-GAAP Financial Measures," "Liquidity and Capital Resources," and "Commitments" elsewhere in this section for a further discussion of the risks, uncertainties and trends in our business.

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

  •
  Stock-based compensation; and

  •
  Income taxes, deferred income tax assets and deferred income tax liabilities.

    Revenue Recognition

        Subscription revenue consists primarily of revenue from the sale of products and services sold through a cloud-based model on a subscription basis. Subscription arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand service. Subscription revenue consists of Web Measurement Subscriptions (which consists of Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which consists of other Internet subscription products and services) and Mobile Subscriptions (which consists of GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, Test Center Enterprise ("TCE") Interactive and Test Center Developer products and services).

        We also sell monitoring systems to mobile network operators and monitoring and testing systems to enterprise mobile customers under licensing arrangements. Licensing arrangements with mobile customers typically include software licenses, hardware, consulting services to configure the systems (installation services), post contract support (maintenance) services, training services and other consulting services associated with our System Integrated Test Environment ("SITE") system, TCE Automation and TCE Monitoring products and services. Licensing arrangements consists of Ratable Licenses (which includes SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal year 2011), Systems Licenses (which includes the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which includes all other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone consulting services agreements and maintenance agreement renewals).

        We supplement our cloud-based subscription and licensing arrangements with engagement services.

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

        Revenue associated with licensing system hardware, software essential to the functionality of the system ("essential software"), installation services and training is deferred until the later of delivery of the complete system or acceptance, in accordance with the arrangement's contractual terms. Revenue associated with system maintenance and support is recognized ratably over the maintenance term, usually one year. Non-essential software purchased by customers in bundled arrangements is deemed to be a software element that does not qualify for treatment as a separate unit of accounting as we do not have sufficient vendor specific objective evidence ("VSOE") of fair value for the undelivered elements of the arrangement, typically maintenance. Accordingly, non-essential software revenue is recognized ratably over the maintenance term.

        Engagements revenue consists of fees generated from our professional consulting services and includes services such as Performance Insights, Customer Research Products and DemoAnywhere. Revenue from these services is recognized as the services are performed, typically over a period of one to three months. For engagement service projects that contain project milestones, as defined in the arrangement, we recognize revenue once the services or milestones have been delivered, based on input measures.

    Revenue Recognition for Arrangements with Multiple Deliverables

        We enter into multiple element arrangements that generally consist of 1) systems combined with maintenance, installation and other consulting services, 2) subscription services combined with engagement services which include LoadPro and WebEffective, and 3) multiple engagement services.

  For Arrangements Entered into Prior to Adoption of Accounting Standards Update ("ASU") 2009-13 and ASU 2009-14 (prior to October 1, 2010):

        Prior to the adoption of the amended accounting guidance for revenue arrangements with multiple deliverables in October 2011, we were not able to establish VSOE for all of the undelivered elements associated with monitoring and testing systems, primarily maintenance. Therefore, we recognized the entire arrangement fee into revenue ratably over the maintenance period.

  For Arrangements Entered into Subsequent to Adoption of ASU 2009-13 and ASU 2009-14 (subsequent to September 30, 2010):

        Current accounting guidance for revenue recognition excludes tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. Accounting guidance also requires an entity to allocate revenue in an arrangement using best estimated selling prices ("BESP") of each deliverable if a vendor does not have VSOE or third-party evidence ("TPE") of selling price using the relative fair value method.

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

        When applying the relative fair value method, we determine the selling price for each deliverable using its BESP, as we have determined it is unable to establish VSOE or TPE of selling price for the deliverables. BESP reflects our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. We determine BESP for a deliverable by considering multiple factors including analyzing historical prices for standalone and bundled arrangements against price lists, market conditions, competitive landscape and internal costs.

    Fair value of assets acquired and liabilities assumed in a business combination

        We recognize assets acquired (including goodwill and identifiable intangible assets) and liabilities assumed at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in earnings in the period in which they are incurred.

        On October 18, 2011, we acquired DeviceAnywhere for payments totaling $60.0 million in cash. Under the terms of the merger agreement, the former stockholders of DeviceAnywhere could have potentially received additional cash payments ("acquisition-related contingent consideration") totaling up to $30.0 million. The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. The excess of the fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

        The fair value of the acquisition-related contingent consideration was based on significant inputs not observed in the market and thus represented a level 3 measurement. In preparing the preliminary purchase price allocation as of the acquisition date, we estimated the fair value of the acquisition-related contingent consideration at $2.0 million. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the estimate of revenues and EBITDA that are expected to be achieved, are recognized in earnings in the period the estimated fair value changes. In the first quarter of fiscal 2012, we concluded that the former stockholders of DeviceAnywhere would not receive any acquisition-related contingent consideration. Accordingly, we reversed the previously estimated liability and recorded a $2.0 million benefit in our operating results due to the change in the fair value of acquisition-related contingent consideration.

        We engaged a third-party valuation firm to assist in the determination of the fair value of the identifiable intangible assets. In determining the fair value of the identifiable intangible assets, we considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of DeviceAnywhere's products. The fair values of identifiable intangible assets were calculated considering market participant expectations and using an income approach. The rates utilized to discount estimated net cash flows to their present values were based on a weighted average cost of capital of 12.5%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require from an investment in companies similar in size and operating in similar markets as DeviceAnywhere.

        Also in connection with the allocation of consideration transferred, we estimated the fair value of the service obligations assumed from DeviceAnywhere. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs engaged in providing service and support activities.

    Allowance for Doubtful Accounts and Billing Allowance

        The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. We regularly review the adequacy of this allowance by considering internal factors such as historical experience and the age of receivable balances, as well as external factors such as economic conditions that may affect a customer's ability to pay. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowance. Accounts receivable are charged off at the point when they are considered uncollectible.

        In addition to the allowance for doubtful accounts, we also make an allowance for billing adjustments. This represents adjustments made to customer invoices and has the effect of reducing revenue. The billing allowance is calculated using a percentage of revenues and is based on our historical experience of providing billing adjustments to customers after an invoice has been issued.

    Goodwill, Identifiable Intangibles Assets, and Long-Lived Assets

        Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed.

        We evaluate our goodwill for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable from the results of operations of our single reporting unit. In addition, we evaluate our identifiable intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  Significant negative changes in revenue of specific products or services;

  •
  Significant negative industry or economic trends;

  •
  Significant decline in our stock price for a sustained period; and

  •
  Our market capitalization relative to our net book value.

        We continually apply judgment when performing these evaluations and continuously monitor for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, undiscounted net cash flows, discount rates, recent market valuations from transactions by comparable companies, volatility in our market capitalization and general industry, market and macro-economic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing fair value, would require us to record a non-cash impairment charge.

        Our annual goodwill review in each of the past three fiscal years did not result in an impairment charge. Goodwill recorded in our consolidated balance sheets as of September 30, 2012 was $110.3 million as compared to $62.5 million as of September 30, 2011. The change in goodwill from September 30, 2011 to September 30, 2012 was a result of recording goodwill in connection with the acquisition of DeviceAnywhere and the effect of foreign exchange rate translations on goodwill accounts recorded in currencies other than the United States dollar.

    Stock-based Compensation

        We issue stock options and restricted stock units to our employees and outside directors and provide our employees the right to purchase common stock under our employee stock purchase plan. Under current accounting guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service (vesting) period. Stock based compensation is estimated using the Black-Scholes option valuation model which requires the input of highly subjective assumptions. A change in our assumptions could materially affect the fair value estimate, and thus, the total calculated costs associated with the grant of stock options and restricted stock units or the issue of stock under our employee stock purchase plan. Additionally, if actual forfeiture rates differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

    Income Taxes, Deferred Income Tax Assets and Deferred Income Tax Liabilities

        Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Tax planning strategies may be implemented which would affect the tax rate. Changes in the geographic mix or estimated level of annual income before taxes and the nature of stock based compensation tax deductions can affect the overall effective tax rate. We perform an analysis of our effective tax rate and we assess the need for a valuation allowance against our deferred tax assets quarterly.

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

        The uncertainties which could affect the realization of our deferred tax assets include various factors such as the amount of deductions for tax purposes related to our stock options, potential successful challenges to the deferred tax assets by taxing authorities, and a mismatch of the period during which the type of taxable income and the deferred tax assets are realized or a mismatch in the tax jurisdiction in which taxable income is generated and companies with the deferred tax assets. In fiscal year 2011, we determined that the positive quantitative and qualitative evidence, including cumulative earnings over the prior three years, was sufficient to release $37.3 million of the valuation allowance against our deferred tax assets. In the future, if there is a significant negative change in our operating results or the other factors that were considered in making this determination, we could be required to record an increase to the valuation allowance against our deferred tax assets.

        Accounting guidance on the accounting for uncertain tax positions prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step is recognition—we determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the "more-likely-than-not" recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement—a tax position that meets the "more-likely-than-not" recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.

Results of Operations

        Amounts in this "Results of Operations" section and the following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations" are in thousands unless otherwise noted. The following table sets forth selected items from our consolidated statements of operations as a percentage of net revenue.

	Year Ended September 30,
	2012	2011	2010
Subscriptions and services revenue	86.3%	90.1%	100.0%
System licenses revenue	13.7	9.9	—

Net revenue	100.0%	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue—subscriptions and services	24.2	22.1	26.7
Direct costs of revenue—system licenses	3.9	2.7	—
Development	15.0	12.8	15.0
Operations	8.4	7.9	9.6
Amortization of intangible assets—software	1.6	1.6	2.0
Sales and marketing	29.5	27.4	31.9
General and administrative	11.8	11.4	13.1
Change in fair value of acquisition-related contingent consideration	(1.6)	—	—
Excess occupancy income	(1.3)	(1.1)	(1.9)
Amortization of intangible assets—other	3.0	0.6	0.8

Total costs and expenses	94.5	85.4	97.2

Income from operations	5.5	14.6	2.8
Interest income and other, net	0.1	0.2	0.4

Income before benefit (provision) for income taxes	5.6	14.8	3.2
Benefit (provision) for income taxes	(1.8)	34.6	(1.1)

Net income	3.8%	49.4%	2.1%

    Net Revenue

	2012	% Change	2011	% Change	2010
Internet:
Web measurement subscriptions	$34,225	12%	$30,494	15%	$26,452
Other subscriptions	14,566	18%	12,394	3%	12,036
Engagements	11,775	13%	10,439	19%	8,788

Internet net revenue	60,566	14%	53,327	13%	47,276

Mobile:
Subscriptions	24,569	66%	14,758	42%	10,372
Ratable licenses	3,507	(75)%	14,278	(36)%	22,203
System licenses	17,043	67%	10,224	—%	—
Maintenance and support	18,654	79%	10,443	—%	—

Mobile net revenue	63,773	28%	49,703	53%	32,575

Net revenue	$124,339	21%	$103,030	29%	$79,851

        Internet Net Revenue.    Internet net revenue increased by $7.2 million for the year ended September 30, 2012 compared to the year ended September 30, 2011. Internet net revenue represented 49% and 52% of net revenue for the year ended September 30, 2012 and 2011, respectively. The increase in Internet net revenue for the year ended September 30, 2012 was primarily attributable to an increase of $3.7 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers performed to test their Web sites and stabilization of per measurement unit pricing, an increase of $2.2 million in our Internet Subscriptions Other, and an increase of $1.3 million in our Engagements (also referred to as professional services).

        Internet net revenue increased by $6.1 million for the year ended September 30, 2011 compared to the year ended September 30, 2010. Internet net revenue represented 52% and 59% of net revenue for the year ended September 30, 2011 and 2010, respectively. The increase in Internet net revenue for the year ended September 30, 2011 was mainly attributable to an increase of $4.0 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers performed to test their Web sites and stabilization of per measurement unit pricing, an increase of $1.7 million in our Engagements, and an increase of $0.4 million in our Internet Subscriptions Other.

        Mobile Net Revenue.    Mobile net revenue increased by $14.1 million for the year ended September 30, 2012 compared to the year ended September 30, 2011. Mobile net revenue represented 51% and 48% of net revenue for the year ended September 30, 2012 and 2011, respectively. The increase in Mobile net revenue for the year ended September 30, 2012 was mainly attributable to $16.5 million of revenue from DeviceAnywhere, which was not included in fiscal 2011 because DeviceAnywhere was acquired in October 2011, the beginning of our fiscal 2012. Additionally, Mobile Subscriptions revenue from products and services, other than DeviceAnywhere products and services, increased by $3.3 million due to increased customer demand and the increased importance of mobile Web sites to our enterprise customers. SITE systems revenue decreased by $5.7 million due to the $10.8 million decline in ratable license revenue as a result of the change in revenue recognition guidance at the beginning of fiscal 2011. Ratable license revenue will continue to decline to zero as the arrangements entered into prior to October 2010 expire. Additionally, foreign exchange rates negatively impacted revenues, especially in the second half of fiscal 2012. The foreign exchange rate impact affected Mobile net revenue more than Internet net revenue because a significant portion of Mobile net revenue is denominated in Euros.

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

        Current accounting guidance for revenue recognition excludes tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. We adopted this accounting guidance and prospectively applied its provisions to arrangements entered into or materially modified on or after October 1, 2010 (the beginning of our fiscal year 2011). The adoption of the new revenue accounting guidance had the primary effect of recognizing SITE systems revenue, excluding maintenance, at the time of customer acceptance rather than ratably over the contract term. SITE orders received after fiscal year 2010 are reported as System licenses for the hardware and software that works with the hardware to deliver the essential functionality of the hardware ("essential software"), and as Maintenance and Support for the remaining elements. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue because vendor specific objective evidence of fair value, or VSOE, does not exist for the undelivered elements of the arrangement, typically maintenance. As a result of adopting the new accounting guidance, we recognized net revenue of $7.8 million and related direct costs of revenue of $0.7 million for the year ended September 30, 2011, that would have otherwise been recognized in subsequent periods under the previous guidance.

        International sales were approximately 45%, 51% and 45% of net revenue for the years ended September 30, 2012, 2011 and 2010, respectively. International sales decreased in fiscal 2012 primarily due to the acquisition of DeviceAnywhere, whose revenues are primarily in the United States, the effect of foreign exchange rates, especially the decrease in the value of the Euro compared to the United States dollar, and international sales were higher in fiscal 2011 primarily due to the adoption of the new accounting guidance discussed in the previous paragraph.

    Direct Costs of Revenue

	2012	% Change	2011	% Change	2010
Direct costs of revenue —subscriptions and services	$30,082	32%	$22,753	7%	$21,327
Direct costs of revenue—system licenses	4,848	76%	2,747	—	—

Direct costs of revenue	$34,930	37%	$25,500	20%	$21,327

        Direct costs of revenue—subscriptions and services is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, and costs of supplies.

        Direct costs of revenue—system licenses, is comprised of the costs to build systems hardware sold to customers and was relatively constant as a percentage of system license revenue, representing 28% and 27% in fiscal 2012 and 2011, respectively. System license revenue and the related direct costs are not presented separately for fiscal 2010 as system licenses were reported as Ratable License revenue due to then applied accounting guidance.

        Direct costs of revenue increased $9.4 million for the year ended September 30, 2012 compared to the year ended September 30, 2011 and represented 28% and 25% of net revenue for the years ended September 30, 2012 and 2011, respectively. The increase in direct costs of revenue was mainly attributable to $5.5 million of DeviceAnywhere-related costs which were not included in fiscal 2011, increased costs of $1.4 million for services associated with higher Internet engagements revenue, increased hardware and consulting costs of $0.8 million associated with SITE system installations, additional telecommunication and network fees of $0.6 million due to higher measurements volume, and increased depreciation of $0.5 million.

        Direct costs of revenue increased $4.2 million for the year ended September 30, 2011 compared to the year ended September 30, 2010 and represented 25% and 27% of net revenue for the years ended September 30, 2011 and 2010, respectively. The increase in direct costs of revenue was mainly attributable to additional telecommunication and network fees of $1.8 million due to higher measurements volume associated with increased revenue, increased personnel costs of $1.1 million due to increased headcount to support higher revenue, $0.7 million as a result of the adoption of the new accounting guidance for revenue recognition (see discussion above), $0.3 million of excess and obsolete inventory charges and $0.3 million of increased consulting costs to install SITE systems.

    Development

	2012	% Change	2011	% Change	2010
Development	$18,622	41%	$13,189	10%	$11,978

        Development expenses consist primarily of employee compensation, including stock-based compensation and other benefits, and other expenses incurred by our development personnel.

        Development expenses increased $5.4 million for the year ended September 30, 2012 compared to the year ended September 30, 2011. The increase was mainly a result of $3.6 million of DeviceAnywhere-related development expenses that were not included in fiscal 2011, a $1.0 million increase in personnel costs due to increased headcount and the effect of a full year of increased salaries due to the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009, and a $0.2 million increase in consulting costs.

        Development expenses increased $1.2 million for the year ended September 30, 2011 compared to the year ended September 30, 2010. The increase was mainly a result of the increased personnel costs due to increased headcount, and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009.

    Operations

	2012	% Change	2011	% Change	2010
Operations	$10,489	29%	$8,131	6%	$7,661

        Operations expenses consist primarily of employee compensation, including stock-based compensation and other benefits, for management and technical support personnel. Our operations personnel manage and maintain our field measurement and data collection network, provide basic and extended customer support and ensure the reliability of our services.

        Operations expenses increased $2.4 million for the year ended September 30, 2012 compared to the year ended September 30, 2011. The increase was mainly attributable to $1.9 million of DeviceAnywhere-related operations expenses that were not included in fiscal 2011 and increased personnel costs of $0.2 million due in part to the effect of a full year of increased salaries due to the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009.

        Operations expenses increased $0.5 million for the year ended September 30, 2011 compared to the year ended September 30, 2010. The increase was mainly attributable to higher consulting services of $0.2 million and increased personnel costs of $0.1 million due to increased headcount.

    Sales and Marketing

	2012	% Change	2011	% Change	2010
Sales and marketing	$36,674	30%	$28,278	11%	$25,469

        Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses.

        Sales and marketing expenses increased by $8.4 million for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The increase primarily was due to $5.6 million of DeviceAnywhere-related expenses that were not included in fiscal 2011, an increase of $2.1 million in personnel costs due to increase in sales and marketing activities to position us for revenue growth and the effect of a full year of increased salaries due to the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009, and an increase in consulting expenses of $0.2 million.

        Sales and marketing expenses increased by $2.8 million for the year ended September 30, 2011 as compared to the year ended September 30, 2010. The increase primarily was due to an increase of $1.5 million in additional personnel costs to grow Mobile revenues and the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009. Additional increases to sales and marketing expenses were due to $0.3 million in consulting expenses and $0.3 million on marketing programs.

    General and Administrative

	2012	% Change	2011	% Change	2010
General and administrative	$14,732	26%	$11,702	12%	$10,460

        General and administrative expenses consist primarily of employee compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses.

        General and administrative expenses increased by more than $3.0 million for the year ended September 30, 2012 as compared to the year ended September 30, 2011. The increase primarily was due to $2.8 million of DeviceAnywhere-related administrative expenses that were not included in fiscal 2011 and a $0.5 million increase in personnel expenses related primarily to the effect of a full year of increased salaries due to the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009. These increases were partially offset by a $0.2 million decrease in transaction expenses related to the acquisition of DeviceAnywhere in fiscal 2011 that did not reoccur in fiscal 2012

        General and administrative expenses increased by $1.2 million for the year ended September 30, 2011 as compared to the year ended September 30, 2010. The increase primarily was due to a $0.5 million increase in compensation expense related to the reinstatement in fiscal 2011 of domestic salaries previously reduced by 10% in April 2009, $0.5 million of transaction expenses in connection with the acquisition of DeviceAnywhere, and $0.1 million increase in the reserve for bad debts.

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

    Excess Occupancy Income

	2012	% Change	2011	% Change	2010
Rental income	$(3,178)	23%	$(2,586)	(15)%	$(3,039)
Rental expenses	1,528	1%	1,509	(3)%	1,552

Excess occupancy income	$(1,650)	53%	$(1,077)	(28)%	$(1,487)

        Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related expenses, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The expenses associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was 75% prior to January 1, 2012 and 65% subsequent to that date. The square footage available for lease to third parties decreased because we moved the operations of DeviceAnywhere into our headquarters building in January 2012.

        The increase in excess occupancy income for the year ended September 30, 2012 as compared to the year ended September 30, 2011 was primarily due to increased occupancy in the building, which is has been fully occupied since January 2012. The decrease in excess occupancy income for the year ended

September 30, 2011 as compared to the year ended September 30, 2010 was due to a payment associated with an early termination of a lease during the fourth fiscal quarter of 2010. In all three fiscal years, expenses associated with the building have remained relatively constant.

    Amortization of Identifiable Intangible Assets

	2012	% Change	2011	% Change	2010
Amortization of identifiable intangible assets—technology	$2,040	22%	$1,676	6%	$1,585
Amortization of identifiable intangible assets—other	3,710	530%	589	(6)%	626

Total amortization of identifiable intangible assets	$5,750	154%	$2,265	2%	$2,211

        Amortization of intangible assets—technology mainly relates to purchased technology for our mobile products and is reflected in costs of revenue in our consolidated statements of operations. Amortization of intangible assets—other relates to all other intangibles, including customer lists and customer backlog, and is reflected in operating expenses in our consolidated statements of operations.

        Amortization of identifiable intangible assets—technology and amortization of identifiable intangible assets—other increased $3.5 million for the year ended September 30, 2012 compared to the year ended September 30, 2011 as a result of the amortization of DeviceAnywhere purchased intangibles. In fiscal 2013, amortization of identifiable intangible assets—other will decrease since the backlog recorded as part of the DeviceAnywhere acquisition is being amortized over one year and will be fully amortized in October 2012.

        We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. No events or circumstances were identified in the years ended September 30, 2012, 2011 and 2010 indicating that the carrying amount of these assets may not be recoverable.

    Interest Income and Other Income (Expense), net

	2012	% Change	2011	% Change	2010
Interest income	$148	(76)%	$607	32%	$459
Other income (expense), net	15	104%	(394)	(265)%	(108)

Total	$163	(23)%	$213	(39)%	$351

        Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense.

        Interest income and other income (expense), net decreased $0.1 million for the year ended September 30, 2012 as compared to the year ended September 30, 2011 primarily due to lower interest income as a result of lower invested cash balances and lower investment yields. At the beginning of fiscal 2012, we used $60.0 million of our cash and investments to purchase DeviceAnywhere. In fiscal 2012, foreign exchange rate fluctuations had less of a negative impact on the settlement of transactions denominated in foreign currencies than in fiscal 2011.

        Interest income and other income (expense), net decreased $0.1 million for the year ended September 30, 2011 as compared to the year ended September 30, 2010 primarily due to foreign exchange rate fluctuations, partially offset by increased interest income on higher invested cash balances.

    Benefit (Provision) for Income Taxes

	2012	% Change	2011	% Change	2010
Benefit (provision) for income taxes	$(2,247)	(106)%	$35,607	4,070%	$(897)

        In fiscal 2012, our tax rate differed from the statutory rate primarily due to nondeductible stock-based compensation charges, foreign tax differential, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable transaction. In fiscal 2011, our tax rate differed from the statutory rate primarily due to nondeductible stock-based compensation charges, foreign tax differential, amortization of prepaid tax asset and the change in our valuation allowance. In the fourth quarter of fiscal 2011 based on our recent history of earnings coupled with our forecasted profitability, we believed that it was more-likely-than-not that $41.5 million of our net deferred tax assets will be realized in the foreseeable future. Accordingly, we released $37.3 million of the valuation allowance on our deferred tax assets during the fourth quarter of fiscal 2011, which was the primary reason for the difference from the statutory rate in fiscal 2011. In fiscal 2010, our tax rate differed from the statutory rate primarily due to nondeductible stock-based compensation charges, foreign tax differential, amortization of prepaid tax asset and the change in our valuation allowance.

        In the fourth quarter of fiscal 2011, we determined that our United States operations had achieved a sufficient level of profitability and would sustain a sufficient level of profitability in the future to support the release of the valuation allowance on our deferred tax assets. However, if assumptions on our future performance prove to be incorrect and we are not able to sustain a sufficient level of profitability to support the associated deferred tax assets in the future, we may have to impair our deferred tax assets through an additional valuation allowance.

        We had net operating loss carryforwards at September 30, 2012 for federal income tax purposes of $70.4 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, through tax year 2030. In addition, we had $39.2 million of net operating loss carryforwards at September 30, 2012 available to reduce future taxable income for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, through tax year 2030.

        California has enacted legislation that suspends the utilization of net operating loss carry forwards for tax years 2012, 2011 and 2010. This legislation has already increased and may increase in the future our tax liability.

        As of September 30, 2012, we had research credit carryforwards of $3.8 million for federal and $4.9 million for state income tax purposes individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in tax year 2019. The California research credit carryforwards have no expiration date.

        Deferred tax liabilities have not been recognized for $8.6 million of undistributed earnings of our foreign subsidiaries at September 30, 2012. It is our intention to reinvest such undistributed earnings indefinitely in our foreign subsidiaries. If we distribute these earnings, in the form of dividends or otherwise, we would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction. In connection with the merger of our United Kingdom subsidiary into our Netherlands subsidiary in fiscal year 2011, the United Kingdom subsidiary declared a dividend to us in the amount of the excess cash held by the subsidiary at the date of its dissolution. As of September 30, 2011, a deferred tax liability was provided for the undistributed earnings associated with the dividend from the United Kingdom subsidiary. The dividend was paid during fiscal 2012.

        Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. We have determined that the net operating losses and research and development credits acquired through the acquisition of three of our subsidiaries are subject to section 382 limitations, and the effects of the limitations have been reflected in the loss and credit carryforwards. If an additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

    Stock-based Compensation Expense

        Stock-based compensation expense, which is included in total costs and expenses by category, increased $2.2 million during the year ended September 30, 2012 as compared to the year ended September 30, 2011, primarily due to RSU's granted in connection with the acquisition of DeviceAnywhere and refresh grants to employees in July 2011. Stock-based compensation expense for the year ended September 30, 2011 remained relatively consistent as compared to the year ended September 30, 2010.

        Stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the consolidated statements of operations as follows:

	2012	2011	2010
Direct costs of revenue—subscriptions and services	$735	$436	$425
Development	1,389	759	778
Operations	608	375	440
Sales and marketing	1,798	1,263	1,244
General and administrative	1,028	527	478

Total	$5,558	$3,360	$3,365

Non-GAAP Financial Measures

        We also consider certain financial measures that are not prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), including Non-GAAP net income, Non-GAAP net income per share, Adjusted EBITDA, and free cash flow, in managing and measuring the performance of our business. We use these non-GAAP financial measures internally in analyzing our financial results and believe they are useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance against other technology companies and enhancing an overall understanding of our past financial performance, as they help illustrate underlying trends in our business that could otherwise be masked by the effect of the non-cash expenses that we exclude from these non-GAAP financial measures. Furthermore, we use Adjusted EBITDA to establish budgets for managing our business and as bonus compensation targets for evaluating our management's performance. The Non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. Therefore, these measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations.

    Non-GAAP Net Income and Non-GAAP Net Income Per Share

        Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision (benefit) for income taxes, cash taxes paid (net of refunds), stock-based compensation expense, amortization of purchased intangibles, and any unusual items. Cash taxes paid (net of refunds) consists of payments made to tax authorities less any refunds received from tax authorities related to income taxes. In the first quarter of fiscal 2012, the $2.0 million change in fair value of acquisition-related contingent consideration was considered an unusual item. Non-GAAP net income per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	2012	2011	2010
GAAP net income	$4,708	$50,862	$1,686
Stock-based compensation	5,558	3,360	3,365
Amortization of intangible assets—technology	2,040	1,676	1,585
Amortization of intangible assets—other	3,710	589	626
Provision (benefit) for income taxes	2,247	(35,607)	897
Change in fair value of acquisition-related contingent consideration	(2,000)	—	—
Cash taxes paid (net of refunds)	(260)	(290)	(544)

Non-GAAP net income	$16,003	$20,590	$7,615

Weighted average diluted common shares outstanding:	18,423	17,500	14,969
Non-GAAP net income per share	$0.87	$1.18	$0.51

    Adjusted EBITDA

        Adjusted EBITDA is defined as earnings before interest income, provision (benefit) for income taxes, stock-based compensation, depreciation, amortization of purchased intangibles, other income (expense), net and any unusual items. In the first quarter of fiscal 2012, the change in fair value of acquisition-related contingent consideration was considered an unusual item. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	2012	2011	2010
GAAP net income	$4,708	$50,862	$1,686
Stock-based compensation	5,558	3,360	3,365
Amortization of intangible assets—technology	2,040	1,676	1,585
Amortization of intangible assets—other	3,710	589	626
Depreciation	5,622	4,308	4,462
Provision (benefit) for income taxes	2,247	(35,607)	897
Change in fair value of acquisition-related contingent consideration	(2,000)	—	—
Interest income and other income (expense), net	(163)	(213)	(351)

Adjusted EBITDA	$21,722	$24,975	$12,270

    Free Cash Flow

        Free cash flow is defined as cash flow from operations less cash used to purchase property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	2012	2011	2010
Cash flow provided by operations	$16,543	$19,263	$12,731
Purchases of property, equipment and software	(5,741)	(4,337)	(3,229)

Free cash flow	$10,802	$14,926	$9,502

Liquidity and Capital Resources

	September 30,
	2012	2011
Cash, cash equivalents and short-term investments	$49,939	$101,380
Accounts receivable, net	$17,395	$14,738
Working capital	$48,846	$100,193
Days sales outstanding (DSO) in accounts receivable *	53	49

*
DSO for the fourth fiscal quarter is calculated as: (ending net accounts receivable / net revenue for the three month period) multiplied by number of days in the quarter

        From September 30, 2011 to September 30 2012, cash, cash equivalents and short-term investments and working capital decreased by $51.4 million and $51.3 million, respectively. The decrease was primarily due to the payment of $60.0 million for the acquisition of DeviceAnywhere in October 2011. Accounts receivable, net also increased primarily because the September 30, 2012 balance includes the DeviceAnywhere customer accounts.

        DSO increased by 4 days from September 30, 2011 to September 30, 2012. The increase is due to the longer terms granted primarily to international customers in countries that customarily have longer payment terms compared to domestic customers, the global economic slowdown and to the timing of final billing on accepted engagements. During the recent periods, certain of our international customers' have been making payments outside of the contractual payment terms and our customers have requested longer payment terms. We expect these trends to continue based on current global economic conditions.

	2012	2011	2010
Cash provided by operating activities	$16,543	$19,263	$12,731
Cash provided by (used in) investing activities	$(71,112)	$21,798	$(40,149)
Cash provided by (used in) financing activities	$(1,489)	$21,888	$666

    Cash, cash equivalents and short-term investments and working capital

        As of September 30, 2012, we had $28.9 million in cash and cash equivalents and $21.0 million in short-term investments, for a total of $49.9 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and other investments with original maturities of three months or less. Short-term investments consist of investments with original maturities longer than three months, including commercial paper and investment-grade corporate and government debt securities with Moody's ratings of A3 or better. As of September 30, 2012, $35.6 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments was held by our subsidiaries in foreign financial institutions, primarily in Germany. If these foreign cash, cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. In October 2011, we used approximately $60 million in cash to purchase DeviceAnywhere.

    Cash flows from operating activities

        We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

        Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period or monthly during the life of the subscription period. Payments for our systems licenses are generally collected after acceptance of the system. Payments from our engagement services customers are generally collected after the completion of the services. Our primary use of cash from operating activities is for personnel related expenditures, measurement and data collection infrastructure costs, insurance, professional services, regulatory compliance and other expenses associated with our business.

        For the year ended September 30, 2012, net cash provided by operating activities was $16.5 million. Net cash provided was mainly due to net income of $4.7 million, adjusted for $17.4 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $(5.6) million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expenses, changes in bad debt and billing reserves, deferred tax expenses, the change in the estimated fair value of acquisition-related contingent consideration and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to a decrease in deferred revenue of $4.7 million and an increase in accounts receivable of $0.9 million as a result of higher revenues and slightly higher DSO.

        For the year ended September 30, 2011, net cash provided by operating activities was $19.3 million. Net cash provided was mainly due to net income of $50.9 million, adjusted for $(24.2) million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $(7.4) million net change in operating assets and liabilities. The non-cash adjustments consist primarily of deferred tax assets, depreciation, amortization, stock-based compensation expenses and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $6.4 million as a result of higher revenue, a decrease in deferred revenue of $2.9 million and an increase in inventories of $0.2 million; partially offset by an increase in accounts payable and accrued expenses of $1.4 million and a decrease of other assets of $0.7 million.

    Cash flows from investing activities

        Cash flows related to investing activities consist primarily of purchases, sales and maturities of investments and purchases of property, equipment and software to support our growth, to expand and improve our monitoring infrastructure and to make tenant improvements associated with space we lease in our headquarters building. Cash flows from investing activities also include cash used for acquisitions.

        For the year ended September 30, 2012, net cash used in our investing activities was $71.1 million, consisting of $60.0 million to purchase DeviceAnywhere on October 18, 2011, purchases of property, equipment and software of $5.7 million, and $24.1 million of short-term investments purchases, offset by $18.8 million of proceeds from the sale and maturity of short-term investments.

        For the year ended September 30, 2011, net cash provided by our investing activities was $21.8 million. We received $82.8 million from the sale and maturity of short-term investments and paid $56.7 million for the purchase of short-term investments. We also purchased $4.3 million of property, equipment, and software.

    Cash flows from financing activities

        Cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock under our employee stock option plan and employee stock purchase plan.

        For the year ended September 30, 2012, net cash used in our financing activities was $1.5 million primarily due to common stock dividends paid of $4.2 million, partially offset by $2.7 million of proceeds from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan.

        For the year ended September 30, 2011, net cash provided by financing activities was $21.9 million. We received $25.8 million from the issuance of common stock associated with our employee stock option plan and employee stock purchase plan, partially offset by common stock dividends paid of $3.9 million.

Commitments and Contractual Obligations

        As of September 30, 2012, our principal commitments consisted of $2.1 million in real property and equipment operating leases. These leases expire at various times through May 2017. Additionally, we had $1.7 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of up to twenty-seven months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to purchase equipment and other assets to support our growth.

        The following table summarizes our minimum contractual obligations and commercial commitments as of September 30, 2012:

	Payment Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Contractual Obligations: Operating Leases	$2,079	$918	$953	$208	$—
Contingent Commitments: Bandwidth and Co-location	1,698	1,575	123	—	—

Total	$3,777	$2,493	$1,076	$208	$—

        As of September 30, 2012, we have outstanding guarantees totaling $0.3 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. These guarantees were secured by a $1.3 million unsecured line of credit.

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

Indemnification

        We generally do not indemnify customers for our measuring, monitoring, quality assurance and testing services against legal claims that our products and services infringe on third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that could subject us to costs and/or damages in the event of an infringement claim against us or an indemnified third party. However, we have never been a party to an infringement claim and in the opinion of management, we do not have a liability related to any infringement claims subject to indemnification and as such, there is no material adverse effect on our financial condition, liquidity or results of operations.

Off Balance Sheet Arrangements

        We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in a unconsolidated entity that provides financing, liquidity, market or credit risk support to us.

Recent Accounting Pronouncements

        In December 2011, FASB issued Accounting Standard Update (ASU) No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires entities to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for us beginning October 1, 2013. The adoption of ASU 2011-11 could impact future disclosures but would not impact our consolidated financial statements.

        In September 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The adoption of this accounting standard update in fiscal 2012 did not have any impact on our consolidated financial statements.

        In June 2011, the FASB issued new accounting guidance, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders' equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of fiscal 2013.

        In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The adoption of this accounting standard update in the second quarter of fiscal year 2012 did not have any impact on our consolidated financial statements.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        Our interest income is sensitive to changes in the general level of interest rates, particularly since most of our short-term investments are invested in debt instruments and money market funds. If market interest rates were to change immediately and uniformly by ten percent from their current levels, the interest earned on our cash, cash equivalents, and short-term investments would increase or decrease by less than $0.1 million on an annualized basis. Our investment policy's primary objective is to preserve principal balances rather than to maximize returns.

Foreign Currency Fluctuations

        While a significant portion of our revenue and a majority of our expenses are transacted in United States dollars, we operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Specifically, we enter into revenue and expense transactions denominated in other currencies, primarily the Euro, the British Pound, the Swedish Kronor and the Singapore Dollar. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses) included in other income (expense), net in the accompanying consolidated statements of operations, primarily due to fluctuations in the Euro and the British Pound, totaled $0.0 million, $(0.3) million and $(0.1) million for the years ended September 30, 2012, 2011 and 2010, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data

Keynote Systems, Inc. and Subsidiaries

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, California

        We have audited the accompanying consolidated balance sheets of Keynote Systems, Inc. and subsidiaries (the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Keynote Systems, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in the year ended September 30, 2011, the Company changed its method of recognizing revenue for multiple-element arrangements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Jose, California
December 11, 2012

Keynote Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2012	2011
	(In thousands, except per share amounts and par value)
ASSETS
Current assets:
Cash and cash equivalents	$28,956	$85,573
Short-term investments	20,983	15,807

Total cash, cash equivalents and short-term investments	49,939	101,380
Accounts receivable, less allowance for doubtful accounts of $632 and $246, respectively, and less billing reserve of $150 and $150, respectively	17,395	14,738
Inventories	1,980	1,502
Deferred tax assets	6,076	7,582
Other current assets	2,776	3,002

Total current assets	78,166	128,204
Property, equipment and software, net	35,165	34,424
Goodwill	110,253	62,459
Identifiable intangible assets, net	9,060	1,653
Long-term deferred tax assets	33,392	32,851
Other long-term assets	929	810

Total assets	$266,965	$260,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,393	$2,410
Accrued expenses	11,301	9,450
Deferred revenue	15,626	16,151

Total current liabilities	29,320	28,011
Long-term income tax payable	3,376	3,323
Long-term deferred revenue	1,093	2,388
Other long-term liabilities	448	488

Total liabilities	34,237	34,210

Commitments and contingencies (see Note 14)
Stockholders' equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 17,936,383 and 17,291,467 shares issued and outstanding, respectively	18	17
Additional paid-in capital	316,125	312,057
Accumulated deficit	(82,358)	(87,066)
Accumulated other comprehensive income (loss)	(1,057)	1,183

Total stockholders' equity	232,728	226,191

Total liabilities and stockholders' equity	$266,965	$260,401

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended September 30,
	2012	2011	2010
	(In thousands, except per share amounts)
Subscriptions and services revenue	$107,296	$92,806	$79,851
System licenses revenue	17,043	10,224	—

Net revenue (see Note 4)	124,339	103,030	79,851
Costs and expenses:
Costs of revenue:
Direct costs of revenue—subscriptions and services	30,082	22,753	21,327
Direct costs of revenue—system licenses	4,848	2,747	—
Development	18,622	13,189	11,978
Operations	10,489	8,131	7,661
Amortization of intangible assets—technology	2,040	1,676	1,585

Total costs of revenue	66,081	48,496	42,551
Sales and marketing	36,674	28,278	25,469
General and administrative	14,732	11,702	10,460
Change in estimated fair value of acquisition-related contingent consideration	(2,000)	—	—
Excess occupancy income	(1,650)	(1,077)	(1,487)
Amortization of intangible assets—other	3,710	589	626

Total costs and expenses	117,547	87,988	77,619

Income from operations	6,792	15,042	2,232
Interest income	148	607	459
Other income (expense), net	15	(394)	(108)

Income before benefit (provision) for income taxes	6,955	15,255	2,583
Benefit (provision) for income taxes	(2,247)	35,607	(897)

Net income	$4,708	$50,862	$1,686

Net income per share:
Basic	$0.27	$3.16	$0.11

Diluted	$0.26	$2.91	$0.11

Shares used in computing basic and diluted net income per share:
Basic	17,504	16,096	14,708
Diluted	18,423	17,500	14,969
Cash dividends declared per common share	$0.24	$0.24	$0.20

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
	(In thousands, except share amounts)
Balance as of September 30, 2009	14,501,176	$14	$282,653	$(139,614)	$6,967	$150,020
Issuance of common stock	441,395	1	3,628	—	—	3,629	$—
Stock-based compensation	—	—	3,427	—	—	3,427	—
Net income	—	—	—	1,686	—	1,686	1,686
Unrealized gain on available for sale investments	—	—	—	—	65	65	65
Dividends paid on common stock	—	—	(2,947)	—	—	(2,947)	—
Foreign currency translation	—	—	—	—	(4,516)	(4,516)	(4,516)

Balance as of September 30, 2010	14,942,571	$15	$286,761	$(137,928)	$2,516	$151,364	$(2,765)

Issuance of common stock	2,348,896	2	25,831	—	—	25,833	$—
Stock-based compensation	—	—	3,360	—	—	3,360	—
Net income	—	—	—	50,862	—	50,862	50,862
Unrealized loss on available for sale investments	—	—	—	—	(200)	(200)	(200)
Dividends paid on common stock	—	—	(3,895)	—	—	(3,895)	—
Foreign currency translation	—	—	—	—	(1,133)	(1,133)	(1,133)

Balance as of September 30, 2011	17,291,467	$17	$312,057	$(87,066)	$1,183	$226,191	$49,529

Issuance of common stock	644,916	1	2,649	—	—	2,650	$—
Stock-based compensation	—	—	5,558	—	—	5,558	—
Net income	—	—	—	4,708	—	4,708	4,708
Unrealized gain on available for sale investments	—	—	—	—	137	137	137
Dividends paid on common stock	—	—	(4,207)	—	—	(4,207)	—
Foreign currency translation	—	—	—	—	(2,377)	(2,377)	(2,377)
Excess tax benefit on stock option exercises	—	—	68	—	—	68	—

Balance as of September 30, 2012	17,936,383	$18	$316,125	$(82,358)	$(1,057)	$232,728	$2,468

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$4,708	$50,862	$1,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,622	4,308	4,462
Stock-based compensation	5,558	3,360	3,365
Amortization of identifiable intangible assets	5,750	2,265	2,211
Amortization of prepaid tax asset	65	776	754
Charges to bad debt and billing reserves	559	467	164
Amortization of debt investment premium	333	1,378	752
Deferred tax expense (benefit)	1,539	(36,764)	(1,263)
Change in estimated fair value of acquisition-related contingent consideration	(2,000)	—	—
Loss on disposal of equipment	33	18	109
Excess tax benefits from stock based compensation	(68)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(911)	(6,366)	(3,068)
Inventories	(507)	(219)	(171)
Other assets	238	677	257
Accounts payable and accrued expenses	280	1,434	528
Deferred revenue	(4,656)	(2,933)	2,945

Net cash provided by operating activities	16,543	19,263	12,731

Cash flows from investing activities:
Purchases of property, equipment and software	(5,741)	(4,337)	(3,229)
Acquisition of DeviceAnywhere (see Note 3)	(60,000)	—	—
Maturities and sales of short-term investments	18,763	82,836	19,150
Purchases of short-term investments	(24,134)	(56,701)	(56,070)

Net cash provided by (used in) investing activities	(71, 112)	21,798	(40,149)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,650	25,783	3,629
Cash dividends declared and paid	(4,207)	(3,895)	(2,947)
Repayment of capital lease obligation	—	—	(16)
Excess tax benefits from stock-based compensation	68	—	—

Net cash provided by (used in) financing activities	(1,489)	21,888	666

Effect of exchange rate changes on cash and cash equivalents	(559)	(617)	(1,390)

Net change in cash and cash equivalents	(56,617)	62,332	(28,142)
Cash and cash equivalents—beginning of the period	85,573	23,241	51,383

Cash and cash equivalents—end of the period	$28,956	$85,573	$23,241

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$260	$290	$544
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$611	$1,110	$105

See accompanying notes to consolidated financial statements

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

        Keynote Systems, Inc. was incorporated in June 1995 in California and reincorporated in Delaware in March 2000. Keynote Systems, Inc. and its subsidiaries (the "Company") develop and sell software, hardware and services to measure, test, assure and improve Internet and mobile communications quality of service.

    Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company. Intercompany account balances and transactions have been eliminated. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, the fair value of assets acquired and liabilities assumed in a business combination, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair value of awards granted under the Company's stock-based compensation plans and valuation allowances against deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.

    Cash and Cash Equivalents and Short-Term Investments

        Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and other investments with original maturities of three months or less.

        The Company classifies all its investments as available-for-sale at the time of purchase since it is management's intent that these investments be available for current operations, and as such, includes these investments as short-term investments on its balance sheets. These investments consist of fixed-term deposits with original maturities longer than three months and investments with original maturities longer than three months, including commercial paper and investment-grade corporate and government debt securities with Moody's ratings of A3 or better. Short-term investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity. Realized gains and losses are recorded in the consolidated statements of operations based on specific identification.

    Financial Instruments

        The carrying value of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair market value due to their short-term nature. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable.

    Fair Value Measurements

        Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability. The fair values may therefore be determined using model-based valuation techniques such as option pricing models and discounted cash flow models.

        The Company applies the following fair value hierarchy to determine fair value, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

  •
  Level 1 inputs are based on quoted prices in active markets for identical assets or liabilities.

  •
  Level 2 inputs are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3 inputs are generally unobservable and typically reflect the use of model-based valuation techniques and management's estimates of assumptions that market participants would use in pricing the assets or liabilities.

        Fair value was determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if an other-than-temporary impairment does exist, the charge would be recorded in the consolidated statement of operations. The Company considers factors such as the length of time an investment's fair value has been below cost, the financial condition of the investee, and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company evaluates whether an impairment of a debt security is other-than-temporary each reporting period using the following guidance:

  •
  If management intends to sell an impaired debt security, the impairment is considered other-than-temporary. If the entity does not intend to sell the impaired debt security, it must still assess whether it is more-likely-than-not that it will be required to sell the security.

  •
  If management determines that it is more-likely-than-not that it will be required to sell the security before recovery of the amortized cost basis of the security, the impairment is considered other-than-temporary.

  •
  If management determines that it does not intend to sell an impaired debt security and that it is not more-likely-than-not that it will be required to sell such a security before recovery of the security's amortized cost basis, the entity must assess whether it expects to recover the entire amortized cost basis of the security.

        There was no impairment charge for any of the years presented. The Company has the intent and ability to hold securities until their value recovers.

    Allowance for Doubtful Accounts and Billing Reserve

        The Company generally requires no collateral from customers; however, throughout the collection process, it conducts an ongoing evaluation of its customers' ability to pay. The Company's allowance for doubtful accounts is determined based on historical trends, experience and current market and industry conditions. Management regularly evaluates the adequacy of the Company's allowance for doubtful

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

accounts by considering the age of outstanding invoices, customers' ability to pay and the Company's collection history with each customer. Management reviews customer invoices greater than 60 days past due to determine whether a specific allowance is appropriate. In addition, the Company maintains a reserve for all other invoices that is calculated as a percentage of the outstanding accounts receivable balance based on historical collection trends.

        In addition to the allowance for doubtful accounts, the Company maintains a billing reserve that represents a reserve for potential billing adjustments that will be recorded as a reduction of revenue. The Company's billing reserve is calculated as a percentage of revenue based on historical trends.

        The allowance for doubtful accounts and billing reserve represent management's best estimates as of each balance sheet date, however, changes in circumstances, including unforeseen declines in market conditions, actual collection rates and the number of billing adjustments, may result in additional allowances or recoveries in the future.

    Inventories

        Inventories represent the material and labor costs for system hardware to be installed as part of a system license arrangement and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of the inventories exceeds their market value, a provision is made for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted product sales. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value decreases, inventories on hand in excess of forecasted demand or obsolete inventories are charged to direct cost of revenue—system licenses in the period in which any such adjustment is identified.

    Property, Equipment and Software

        Property, equipment and software are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally between 30 months and 60 months. Leasehold and building improvements are amortized over the shorter of the estimated useful lives of the assets, which ranges from five to thirty years, or the lease term. The cost of the Company's headquarters building is being depreciated over thirty years.

    Business Combinations

        The Company recognizes assets acquired (including goodwill and identifiable intangible assets) and liabilities assumed at fair value on the acquisition date. Subsequent changes to the fair value of such assets acquired and liabilities assumed are recognized in earnings, after the expiration of the measurement period, a period not to exceed 12 months from the acquisition date. Acquisition-related expenses and acquisition-related restructuring costs are recognized in earnings in the period in which they are incurred.

    Goodwill, Intangible Assets and Long-Lived Assets

        Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill and indefinite lived intangible assets are

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are generally amortized on a straight-line basis over their useful lives, generally three to eight years.

        The Company tests for impairment at least annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill or indefinite lived intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company has determined that it has one reporting unit for purposes of goodwill impairment testing.

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

        Based on the results of the first step of the Company's impairment test performed at September 30, 2012, the fair value of its reporting unit exceeded its carrying value by more than 10% and the Company determined that its goodwill had not been impaired. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company's market capitalization and general industry, market and macro-economic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of its reporting unit, would require the Company to record a non-cash impairment charge.

        The Company assesses long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company assesses the fair value of the assets based on the undiscounted future cash flow that the assets are expected to generate and recognizes an impairment loss when such fair value plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When the Company identifies an impairment, it reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

    Revenue Recognition

        Subscriptions revenue consists primarily of revenue from the sale of products and services sold through a cloud-based model on a subscription basis (also referred to as Software-as-a-Service, or SaaS). Subscription arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time. Subscription revenue consists of Web Measurement Subscriptions (which consists of Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which consists of all other Internet subscription product and services) and Mobile Subscriptions (which consists

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

of GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, Test Center Enterprise ("TCE") Interactive and Test Center Developer products and services).

        The Company also sells monitoring systems to mobile network operators and monitoring and testing systems to enterprise mobile customers under licensing arrangements. Licensing arrangements with mobile customers typically include software licenses, hardware, consulting services to configure the systems (installation services), post contract support (maintenance) services, training services and other consulting services associated with the Company's System Integrated Test Environment ("SITE") system, TCE Automation and TCE Monitoring products and services. Licensing arrangements consist of Ratable Licenses (which consists of SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal year 2011), Systems Licenses (which consists of the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which consists of all other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone mobile consulting services agreements and maintenance agreement renewals).

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

        Revenue associated with licensing system hardware, software essential to the functionality of the system ("essential software"), installation services and training is deferred until the later of delivery of the complete system or acceptance, in accordance with the arrangement's contractual terms. Revenue associated with system maintenance and support is recognized ratably over the maintenance term, usually one year. Non-essential software purchased by customers in bundled arrangements is deemed to be a software element that does not qualify for treatment as a separate unit of accounting as the Company does not have sufficient vendor specific objective evidence ("VSOE") of fair value for the undelivered elements of the arrangement, typically maintenance. Accordingly, non-essential software revenue is recognized ratably over the maintenance term.

        Engagements revenue consists of fees generated from our professional consulting services and includes services such as Performance Insights, Customer Research Products and DemoAnywhere. Revenue from these services is recognized as the services are performed, typically over a period of one to three months. For engagement service projects that contain project milestones, as defined in the arrangement, the Company recognizes revenue based on input measures once the services or milestones have been delivered.

    Revenue Recognition for Arrangements with Multiple Deliverables

        The Company enters into multiple element arrangements that generally consist of 1) systems combined with maintenance, installation and other consulting services, 2) subscription services combined with engagement services, which include LoadPro and WebEffective, and 3) multiple engagement services.

  For Arrangements Entered into Prior to Adoption of Accounting Standards Update ("ASU") 2009-13 and ASU 2009-14 (prior to October 1, 2010)

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

        Ratable licenses revenue consists of fees from the sale of mobile automated test equipment, related software and maintenance, and engineering and consulting services associated with SITE systems. The hardware component of a monitoring system arrangement is deemed to include an essential software related element. Customers do not purchase the hardware without also purchasing the software. None of the SITE services are considered to be essential to the functionality of the licensed hardware and software products. This assessment is due to the implementation/integration services being performed during a relatively short period compared to the length of the arrangement. Additionally, the implementation/integration services are general in nature and the Company has a history of successfully gaining customer acceptance. SITE orders received prior to the beginning of fiscal year 2011 continue to be recognized ratably and are reported as Ratable license revenue.

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

  For Arrangements Entered into Subsequent to Adoption of ASU 2009-13 and ASU 2009-14 (subsequent to September 30, 2010)

        Current accounting guidance for revenue recognition excludes tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry specific software revenue recognition guidance. Accounting guidance also requires an entity to allocate revenue in an arrangement using the relative fair value method based upon the best estimated selling prices ("BESP") of each deliverable if a vendor does not have VSOE or third-party-evidence ("TPE") of selling price.

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

        When applying the relative fair value method, the Company determines the selling price for each deliverable using its BESP, as the Company has determined it is unable to establish VSOE or TPE of selling price for the deliverables. BESP reflects the Company's best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company determines BESP for a deliverable by considering multiple factors including analyzing historical prices for standalone and bundled arrangements against price lists, market conditions, competitive landscape and internal costs.

  Effects of Adoption

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

        As a result of adopting the new accounting guidance, the Company recognized $7.8 million of net revenue and $0.7 million of related direct costs of revenue for the year ended September 30, 2011, that would otherwise have been recognized in subsequent periods under the previous accounting guidance. If the new accounting guidance had not been adopted, the Company would have reported $27.2 million of ratable license revenue, no system license revenue, no maintenance and support revenue and net revenue of $95.2 million for the year ended September 30, 2011. Revenue recognized related to multiple-element

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

arrangements entered into prior to October 1, 2010 was $14.3 million for the year ended September 30, 2011 and $3.5 million for the year ended September 30, 2012 (see Note 4).

    Direct Costs of Revenue and Deferred Revenue

        Direct Costs of Revenue—Subscriptions and Services is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, and costs of supplies.

        Direct Costs of Revenue—System Licenses includes the material and labor costs of system hardware to be installed as part of a system license arrangement.

        Deferred Revenue is comprised of all unearned revenue that has been collected in advance and is recorded as deferred revenue on the balance sheets until the revenue is earned. Any accounts receivable with associated deferred revenue reduces the balance of both accounts receivable and deferred revenue. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months from the balance sheet date.

    Development

        Development costs are expensed as incurred until technological feasibility, defined as a working prototype. The Company's products and service offerings have been available for general release shortly after the establishment of technological feasibility and, accordingly, no development costs have been capitalized in fiscal years ended September 30, 2012, 2011 and 2010.

        Accounting guidance for development costs incurred to develop internal use software requires companies to capitalize qualifying costs that are incurred during the application development stage and amortize them over the software's estimated useful life. There were no capitalized costs to develop internal use software for the years ended September 30, 2012, 2011 and 2010.

    Advertising Costs

        All advertising costs are expensed as incurred. Advertising expenses included in sales and marketing in the consolidated statements of operations were $2.3 million, $2.6 million and $2.4 million for the years ended September 30, 2012, 2011, and 2010, respectively.

    Share-Based Compensation

        The Company issues stock-based compensation awards to employees, directors and contractors in the form of stock options, restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") awards, collectively "awards".

        The Company measures and recognizes compensation expense for all stock-based awards based on the awards' fair value. Share-based compensation for RSUs is measured based on the value of the Company's common stock on the grant date, reduced by the present value of the dividend yield expected to be paid on the Company's common stock. Share-based compensation for employee stock options and ESPP awards are measured estimated on the date of grant using a Black-Scholes option pricing model.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

Awards vest either on a graded schedule or in a lump sum. The Company determines the fair value of each award as a single award and recognizes the expense on a straight-line basis over the service period of the award, which is generally the vesting period. The exercise price of stock options granted is equal to the fair market value of the Company's common stock on the date of grant. Stock options generally expire ten years from the date of grant. Any incremental tax benefit on share-based awards is recognized as additional paid-in-capital in the consolidated balance sheets when realized.

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

    Income Taxes

        The provision for income taxes is accounted for under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts that the Company expects to realize. These calculations are performed on a separate tax jurisdiction basis.

        The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

    Foreign Currency Translation and Remeasurement

        The Company translates the assets and liabilities of its non-United States dollar functional currency subsidiaries into United States dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenue, costs, and expenses. Gains and losses from these translations are credited or charged to foreign currency translation included in accumulated other comprehensive income (loss) in shareholders' equity. The Company's subsidiaries that use the United States dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, equipment, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were insignificant and have been included in the Company's results of operations.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies (Continued)

    Concentrations of Risk

        Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Credit risk is concentrated in North America and Europe, but also exists in other regions of the world such as Asia, the Middle East and South America.

        No customer accounted for more than 10% of net revenue for either of the years ended September 30, 2012 or 2010. One customer accounted for 11% of net revenue for the year ended September 30, 2011. One customer accounted for 12% and 14% of the Company's net accounts receivable as of September 30, 2012 and 2011, respectively.

    Recently Accounting Pronouncements

        In December 2011, FASB issued Accounting Standard Update (ASU) No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires entities to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for the Company beginning October 1, 2013. The adoption of ASU 2011-11 could impact future disclosures but would not impact the Company's consolidated financial statements.

        In September 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The adoption of this accounting standard update in fiscal year 2012 did not have any impact on our consolidated financial statements.

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

        In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The adoption of this accounting standard update in the second quarter of fiscal year 2012 did not have any impact on the consolidated financial statements.

(2) Net Income (Loss) Per Share

        Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Net Income (Loss) Per Share (Continued)

outstanding options, purchase rights under the employee stock purchase plan and unvested restricted stock units ("RSUs"). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the Treasury Stock Method. Under the Treasury Stock Method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from potentially dilutive securities.

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	2012	2011	2010
Numerator:
Net income	$4,708	$50,862	$1,686

Denominator:
Weighted average shares outstanding	17,504	16,096	14,708
Effect of dilutive securities	919	1,404	261

Weighted average shares—diluted	18,423	17,500	14,969

Net Income per share:
Basic	$0.27	$3.16	$0.11
Diluted	$0.26	$2.91	$0.11

        Potentially dilutive securities representing 0.3 million, 0.0 million, and 4.0 million shares of common stock for the years ended September 30, 2012, 2011 and 2010, respectively, were excluded from the computation of diluted net income per share because their effect would be antidilutive.

(3) Business Combination

        On October 18, 2011, the Company acquired Mobile Complete, Inc., doing business as DeviceAnywhere ("DeviceAnywhere"). DeviceAnywhere developed an enterprise-class, cloud-based mobile application lifecycle management testing and quality assurance platform. DeviceAnywhere's products and services complement and expand the Company's market for testing and monitoring the functionality, usability, performance and availability of mobile applications and mobile Web sites. The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities assumed are presented below and represent our best estimates.

    Fair Value of Consideration Transferred

        Pursuant to the merger agreement, the Company made cash payments totaling $60.0 million for all of the outstanding securities of DeviceAnywhere on October 18, 2011. Under the terms of the merger agreement, the former stockholders of DeviceAnywhere potentially could have received additional payments ("acquisition-related contingent consideration") totaling up to $30.0 million in cash. The "2011 earnout" of up to $15.0 million in cash was based on achievement of certain DeviceAnywhere revenue and EBITDA targets for the period from January 1, 2011 through December 31, 2011. The "2012 earnout" of up to $15.0 million in cash required achievement of 1) certain booking targets for the period from September 1, 2011 through December 31, 2011 and 2) revenue and EBITDA targets for the period from January 1, 2012 through December 31, 2012. The 2011 earnout and the 2012 earnout collectively represent the acquisition-related contingent consideration. The fair value of the acquisition-related contingent

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Business Combination (Continued)

consideration was based on significant inputs not observed in the market and thus represented a level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions to estimate fair value.

        In preparing the preliminary purchase price allocation as of the acquisition date, management estimated the fair value of the acquisition-related contingent consideration based on the estimated level of achievement of the 2011 earnout and 2012 earnout. As a result, a $2.0 million liability was recorded at the acquisition date for the fair value of the acquisition-related contingent consideration. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the estimate of revenues and EBITDA that are expected to be achieved, are recognized in earnings in the period the estimated fair value changes. In the quarter ended December 31, 2011, the Company concluded that the targets for both the 2011 earnout and the 2012 earnout would not be met and the former stockholders of DeviceAnywhere would not receive any acquisition-related contingent consideration. Accordingly, during the first quarter of fiscal year 2012, the Company reversed the previously estimated liability and recorded a $2.0 million benefit in its operating results due to the change in the fair value of acquisition-related contingent consideration.

        The total acquisition date fair value of the consideration transferred was $60.0 million, inclusive of $6.0 million in cash allocated to an escrow fund to satisfy indemnification obligations pursuant to the merger agreement and the settlement of various debt and transaction related liabilities of DeviceAnywhere totaling $4.5 million.

    Allocation of Consideration Transferred

        The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values. The excess of the fair value of consideration transferred over estimated fair value of the net tangible and intangible assets was recorded as goodwill.

        The following table summarizes the estimated fair values of the assets and liabilities assumed based on the purchase price allocation (in thousands):

Accounts receivable	$2,758
Other assets, including deferred tax assets	1,009
Fixed assets	1,208
Identifiable intangible assets	13,170

Total identifiable assets acquired	18,145

Accounts payable and other liabilities	(2,334)
Contingent consideration	(2,000)
Deferred revenue	(3,126)

Total liabilities assumed	(7,460)

Net identifiable assets acquired	10,685
Goodwill	49,315

Amount paid	$60,000

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Business Combination (Continued)

    Identifiable Intangible Assets

        Management engaged a third-party valuation firm to assist in the determination of the fair value of the identifiable intangible assets. In determining the fair value of the identifiable intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of DeviceAnywhere's products. The fair values of identifiable intangible assets were calculated considering market participant expectations and using an income approach. The rates utilized to discount estimated net cash flows to their present values were based on a weighted average cost of capital of 12.5%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require from an investment in companies similar in size and operating in similar markets as DeviceAnywhere. The following table sets forth the components of identifiable intangible assets associated with the DeviceAnywhere acquisition, as of the acquisition date, and their estimated useful lives (in thousands, except useful life):

	Useful life (Years)	Fair Value
Technology	3-6	$6,470
Backlog	1	2,700
Customer relationships	6	2,600
Trademarks	8	1,100
Non-compete agreements	3	300

Total identifiable intangible assets		$13,170

        The Company determined the useful lives of the identifiable intangible assets based on the expected future cash flows associated with the respective asset. Technology is comprised of products that have reached technological feasibility and are part of DeviceAnywhere's product line. There were no in-process research and development assets as of the acquisition date. Backlog represents the fair value of firm orders for products and services to be delivered to customers. Customer relationships represent the underlying relationships and agreements with DeviceAnywhere's installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of DeviceAnywhere's products and services. Noncompete agreements represent the fair value of employee knowledge in the development of products and services. Amortization expense for technology is included in costs of revenue, and amortization expense for backlog, customer relationships, trademarks, and noncompete agreements are included in operating expenses.

    Deferred Revenue

        In connection with the allocation of consideration transferred, the Company estimated the fair value of the service obligations assumed from DeviceAnywhere as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs engaged in providing service and support activities. The estimated research and development costs associated with support contracts have not been included in the fair value determination, as these costs were not deemed to represent a legal

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Business Combination (Continued)

obligation at the time of acquisition. Based on this approach, the Company recorded approximately $3.1 million of deferred revenue to reflect the estimate of the fair value of DeviceAnywhere's service obligations assumed.

    Results of Operations

        The amount of net revenue and net loss of DeviceAnywhere included in the Company's consolidated statements of operations were as follows during the fiscal year (in thousands):

2012
Net revenue	$16,489
Net loss	$(6,871)

        Included in the net loss of DeviceAnywhere for the year ended September 30, 2012 is $4.4 million of amortization of identifiable intangibles, $0.9 million of stock-based compensation and $0.3 million of transaction and integration expenses. The $2.0 million one-time benefit from reversing the previously estimated contingent consideration liability in the first quarter of fiscal year 2012 is excluded from net loss above.

    Unaudited Pro Forma Financial Information

        The following table presents the Company's pro forma results as if the DeviceAnywhere acquisition had occurred as of the first day of each period presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented. The pro forma results presented include amortization charges for acquired intangible assets, stock-based compensation, eliminations of intercompany transactions, adjustments to interest expense and related tax effects (in thousands, except per share amounts):

	Year Ended September 30,
	2012	2011
Net revenue	$124,938	$123,560
Net income	$4,617	$43,705
Basic net income per share	$0.26	$2.72
Diluted net income per share	$0.25	$2.50

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Revenue

        Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	2012	2011	2010
Internet:
Web measurement subscriptions	$34,225	$30,494	$26,452
Other subscriptions	14,566	12,394	12,036
Engagements	11,775	10,439	8,788

Internet net revenue	60,566	53,327	47,276

Mobile:
Subscriptions	24,569	14,758	10,372
Ratable licenses	3,507	14,278	22,203
System licenses	17,043	10,224	—
Maintenance and support	18,654	10,443	—

Mobile net revenue	63,773	49,703	32,575

Net revenue	$124,339	$103,030	$79,851

(5) Cash, Cash Equivalents and Short-Term Investments

        The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term investments (in thousands):

	September 30, 2012
				Estimated Market Value
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$18,537	$—	$—	$18,537	$—

Level 1
Corporate bonds	4,058	6	—	—	4,064
Government agencies	5,326	1	(2)	—	5,325
Money market funds	7,544	—	—	7,544	—

	16,928	7	(2)	7,544	9,389

Level 2
Commercial paper	11,964	2	(1)	2,875	9,090
U.S. Treasuries	2,501	3	—	—	2,504

	14,465	5	(1)	2,875	11,594

Total	$49,930	$12	$(3)	$28,956	$20,983

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Cash, Cash Equivalents and Short-Term Investments (Continued)

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

        The following table shows the gross unrealized losses and fair value of the Company's investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2012:
Corporate bonds and government agencies	$9,389	$(2)	$—	$—	$9,389	$(2)
U.S. Treasuries	2,504	—	—	—	2,504	—
Commercial paper	9,090	(1)	—	—	9,090	(1)

Total	$20,983	$(3)	$—	$—	$20,983	$(3)

As of September 30, 2011:
Corporate and municipal bonds	$12,304	$(135)	$—	$—	$12,304	$(135)
Government agencies	2,003	—	—	—	2,003	—
Commercial paper	1,500	—	—	—	1,500	—

Total	$15,807	$(135)	$—	$—	$15,807	$(135)

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(5) Cash, Cash Equivalents and Short-Term Investments (Continued)

        Contractual maturities of available-for-sale securities at September 30, 2012 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$11,327	$11,328
Due in more than one year and less than two years	5,091	5,092
Due in more than two years and less than three years	4,556	4,563

Total	$20,974	$20,983

(6) Consolidated Financial Statement Details

        The following tables present the Company's consolidated financial statement details (in thousands):

    Other Current Assets

	September 30, 2012	September 30, 2011
Prepaid expenses	$2,231	$2,227
Security deposits, advances, and interest receivable	247	169
Income tax receivable	152	219
Deferred costs of revenue	25	128
Prepaid tax asset	—	65
Other assets	121	194

Total	$2,776	$3,002

    Property, equipment and software

	September 30, 2012	September 30, 2011
Land	$14,150	$14,150
Computer equipment and software	39,059	35,882
Building	22,431	21,869
Furniture and fixtures	2,306	2,108
Leasehold and building improvements	1,254	1,209
Construction in progress	262	296

	79,462	75,514
Less accumulated depreciation and amortization	(44,297)	(41,090)

Total	$35,165	$34,424

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Consolidated Financial Statement Details (Continued)

    Other Long-Term Assets

	September 30, 2012	September 30, 2011
Prepaid expenses	$437	$326
Tenant rent receivable	289	122
Deposits	160	222
Deferred costs of revenue	43	140

Total	$929	$810

    Accrued Expenses

	September 30, 2012	September 30, 2011
Accrued employee compensation	$6,460	$5,228
Income and other taxes	1,379	618
Accrued professional fees	934	885
Other accrued expenses	2,528	2,719

Total	$11,301	$9,450

(7) Goodwill and Identifiable Intangible Assets

        The following table represents the changes in goodwill during the fiscal years (in thousands):

September 30, 2010 balance	$63,166
Translation adjustments	(707)

September 30, 2011 balance	$62,459
Goodwill recorded in connection with the acquisition of DeviceAnywhere (see Note 3)	49,315
Translation adjustments	(1,521)

September 30, 2012 balance	$110,253

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(7) Goodwill and Identifiable Intangible Assets (Continued)

        The components of identifiable intangible assets are as follows (in thousands):

	Technology	Customer Based	Trademark	Covenant	Backlog	Total
As of September 30, 2012:
Gross carrying value	$10,268	$3,822	$1,729	$332	$2,796	$18,947
Accumulated amortization	(4,734)	(1,634)	(726)	(127)	(2,666)	(9,887)

Net carrying value	$5,534	$2,188	$1,003	$205	$130	$9,060

As of September 30, 2011:
Gross carrying value	$3,868	$1,272	$643	$33	$100	$5,916
Accumulated amortization	(2,619)	(1,076)	(455)	(28)	(85)	(4,263)

Net carrying value	$1,249	$196	$188	$5	$15	$1,653

        Amortization of technology is recorded to costs of revenue. Amortization of all other identifiable intangible assets is recorded to operating expenses. The following table presents amortization of identifiable intangible assets (in thousands):

	2012	2011	2010
Amortization of intangible assets—technology	$2,040	$1,676	$1,585
Amortization of intangible assets—other	3,710	589	626

Total amortization of intangible assets	$5,750	$2,265	$2,211

        The estimated future amortization expense for existing identifiable intangible assets as of September 30, 2012 was as follows (in thousands):

Fiscal Years	Total
2013	$2,333
2014	1,918
2015	1,768
2016	1,761
2017	961
Thereafter	319

Total	$9,060

Weighted average remaining useful lives as of September 30, 2012 (years)	2.8

(8) Lease Abandonment Accrual

        The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal year 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. In the fourth quarter of fiscal year 2009, the Company recorded lease abandonment expense of $0.6 million related to its discontinuance of

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Lease Abandonment Accrual (Continued)

this facility. The changes in the lease abandonment liability during the fiscal years were as follows (in thousands):

September 30, 2010 balance	$468
Lease payments to lessor	(276)
Sublease proceeds	168
Imputed interest expense	3

September 30, 2011 balance	$363
Lease payments to lessor	(280)
Sublease proceeds	170
Imputed interest expense	5

September 30, 2012 balance	$258

(9) Stock-Based Compensation

    1999 Equity Incentive Plan

        On March 16, 2012, the stockholders of the Company authorized reserving an additional 0.6 million shares of common stock for issuance under the 1999 Equity Incentive Plan ("Incentive Plan") and approved an extension of its term until December 31, 2015. As of September 30, 2012, the Company was authorized to issue up to approximately 3.8 million shares of common stock under its Incentive Plan. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. RSUs generally vest in full either three years or four years from the date of grant. Options expire ten years after the date of grant. Approximately 1.4 million shares were available for future grants under the Incentive Plan as of September 30, 2012.

        Under the Incentive Plan, the exercise price for incentive stock options must be at least 100% of the common stock's fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the common stock's fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonqualified stock options, the exercise price must be at least 110% of the common stock's fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% of the stock's fair market value on the date of grant for employees owning less than 10% of the voting power of all classes of stock.

    1999 Employee Stock Purchase Plan

        In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("Purchase Plan"), which will expire on June 28, 2019. As of September 30, 2012, the Company had reserved a total of approximately 0.3 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee's compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Stock-Based Compensation (Continued)

applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

    Restricted Stock Units

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

        The fair value of each RSU was estimated on the grant date using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for RSUs granted under the Incentive Plan during the fiscal years were as follows:

	2012	2011	2010
Volatility	54.9%	55.9%	60.4%
Risk free interest rate	0.6%	1.1%	0.7%
Expected life (in years)	3.3	3.4	2.5
Dividend yield	1.2%	1.4%	2.2%

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Stock-Based Compensation (Continued)

        A summary of RSU activity under the Company's Incentive Plan during the fiscal years is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2009	470	$8.88
Granted	60	9.05
Vested	—	—
Cancelled	(41)	7.59

Outstanding at September 30, 2010	489	$9.07
Granted	293	17.63
Vested	(15)	8.65
Cancelled	(24)	8.74

Outstanding at September 30, 2011	743	$12.43
Granted	440	20.77
Vested	(422)	9.13
Cancelled	(39)	16.62

Outstanding at September 30, 2012*	722	$19.22

*
Included in the total outstanding RSU balance at September 30, 2012, are 35,000 Performance Stock Units ("PSUs"). Each PSU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient before adjusting for performance conditions. The actual number of shares the recipient receives is determined at the end of a performance period based on actual results achieved versus pre-established targets and may range from 0% to 100% of the Target Shares granted. The pre-established targets are based on net revenue and operating results over the performance period.

        As of September 30, 2012, there was $7.5 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested RSUs that is expected to be recognized over a weighted average period of 2.3 years. As of September 30, 2012, the aggregate intrinsic value of the outstanding RSUs was $10.4 million.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Stock-Based Compensation (Continued)

    Stock Options

        The Company did not grant any options in the three years ended September 30, 2012. A summary of option activity under the Company's Incentive Plan during the fiscal years is presented below (in thousands, except per share and term amounts):

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	4,802	$11.65	5.8
Granted	—	—
Exercised	(280)	8.91
Forfeited or canceled	(67)	12.52
Expired	(416)	14.76

Outstanding at September 30, 2010	4,039	$11.51	4.9
Granted	—	—
Exercised	(2,208)	11.13
Forfeited or canceled	(17)	12.22
Expired	(35)	14.51

Outstanding at September 30, 2011	1,779	$11.92	4.4
Granted	—	—
Exercised	(75)	10.19
Forfeited or canceled	(2)	9.94
Expired	(4)	11.10

Outstanding at September 30, 2012	1,698	$12.00	3.5	$4,235

Vested and expected to vest	1,698	$12.00	3.5	$4,235

Exercisable at September 30, 2012	1,697	$12.00	3.5	$4,227

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on September 30, 2012. The aggregate intrinsic value of options exercised during the year ended September 30, 2012 was $0.6 million.

        As of September 30, 2012, there was no unrecognized compensation cost related to stock options.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Stock-Based Compensation (Continued)

        The following table presents the composition of options outstanding and exercisable as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$ 7.25 - $10.58	177,060	4.5	$10.07	175,918	$10.09
$10.62 - $10.97	210,733	2.5	10.85	210,733	10.85
$11.00 - $11.53	170,051	3.5	11.02	170,051	11.02
$11.57 - $11.97	122,282	5.1	11.84	122,282	11.84
$11.98 - $11.98	249,084	2.7	11.98	249,084	11.98
$12.00 - $12.63	177,389	2.4	12.31	177,389	12.31
$12.65 - $12.76	184,889	4.4	12.69	184,889	12.69
$12.98 - $13.42	210,042	2.9	13.14	210,042	13.14
$13.43 - $14.21	174,575	4.2	13.58	174,575	13.58
$14.39 - $16.30	22,186	4.7	15.28	22,186	15.28

	1,698,291	3.5	$12.00	1,697,149	$12.00

    Employee Stock Purchase Plan

        The Purchase Plan provides for twenty-four month offering periods consisting of four six-month purchase periods. The six-month purchase periods end on the earlier of January 31st and July 31st of each year or the last business day prior to those dates. The fair value of each stock purchase right is estimated on the first day of the offering period using the Black-Scholes option pricing model.

        Weighted average assumptions for rights issued under the Purchase Plan during the fiscal years were as follows:

	2012	2011	2010
Volatility	49.9%	55.5%	62.9%
Risk-free interest rates	0.3%	0.4%	0.5%
Expected life (in years)	1.3	1.3	1.3
Dividend yield	1.6%	1.1%	0.2%

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Stock-Based Compensation (Continued)

    Stock-Based Compensation Expense

        The following table provides a summary of the stock-based compensation expense included in the consolidated statements of operations for the fiscal years (in thousands):

	2012	2011	2010
Direct costs of revenue—subscriptions and services	$735	$436	$425
Development	1,389	759	778
Operations	608	375	440
Sales and marketing	1,798	1,263	1,244
General and administrative	1,028	527	478

Total	$5,558	$3,360	$3,365

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

(10) Dividends

        Prior to November 2009, the Company had not declared or paid any cash dividends on its common stock or other securities. During the years ended September 30, 2012 and 2011, the Company declared and paid the following cash dividends (in thousands except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2012
December 1, 2011	December 15, 2011	$0.06	$1,038
March 1, 2012	March 15, 2012	$0.06	$1,043
June 1, 2012	June 15, 2012	$0.06	$1,050
September 1, 2012	September 15, 2012	$0.06	$1,076
Fiscal 2011
December 1, 2010	December 15, 2010	$0.06	$898
March 1, 2011	March 15, 2011	$0.06	$970
June 1, 2011	June 15, 2011	$0.06	$991
September 1, 2011	September 15, 2011	$0.06	$1,036

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11) Comprehensive Income (Loss) and Foreign Currency Translation

        Comprehensive income (loss) consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that are recorded as an element of stockholders' equity rather than in the consolidated statements of operations. The Company's other comprehensive income consists of foreign currency translation adjustments related to those subsidiaries not using the United States Dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

        The components of accumulated other comprehensive income (loss) in the equity section of the balance sheets are as follows (in thousands):

	September 30,
	2012	2011
Net unrealized gain (loss) on available-for-sale investments	$6	$(131)
Cumulative foreign currency translation gain (loss)	(1,063)	1,314

Accumulated other comprehensive income (loss)	$(1,057)	$1,183

        The Company did not record deferred taxes on unrealized losses on its investments due to the valuation allowance on deferred tax assets for capital losses in the United States. There is no tax effect on the foreign currency translation because it is management's intent to reinvest the undistributed earnings of its foreign subsidiaries indefinitely.

        Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the consolidated statements of operations as incurred and were $0.0 million, $(0.3) million and $(0.1) million for the years ended September 30, 2012, 2011 and 2010, respectively

(12) Excess Occupancy Income

        Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% prior to January 1, 2012 and 65% subsequent to that date. Rental income was $3.2 million, $2.6 million, and $3.0 million for the years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012, the Company had leased space to 16 tenants, of which 15 had non-cancellable operating leases, which expire on various dates through 2018. At September 30, 2012, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal Year	Total
2013	$2,814
2014	1,568
2015	1,240
2016	588
2017	221
Thereafter	225

Total future minimum rents receivable	$6,656

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes

        Income before income taxes is attributed to the following geographic locations for the fiscal years (in thousands):

	2012	2011	2010
United States	$5,446	$11,832	$1,736
Foreign	1,509	3,423	847

Income before income taxes	$6,955	$15,255	$2,583

        The (benefit) provision for income taxes for the fiscal years is as follows (in thousands):

	2012	2011	2010
Current:
Federal	$19	$20	$41
Foreign	562	1,071	2,131
State	18	36	52

Total current tax expense	599	1,127	2,224

Deferred:
Federal	1,448	(35,158)	69
Foreign	(34)	548	(1,410)
State	234	(2,124)	14

Total deferred tax (benefit) expense	1,648	(36,734)	(1,327)

Total (benefit) provision for income taxes	$2,247	$(35,607)	$897

        The (benefit) provision for income taxes for the fiscal years differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2012	2011	2010
Federal tax expense, at statutory rate	$2,434	$5,339	$904
State tax expense, net of federal tax effect	246	(2,100)	26
Non-deductible expenses and other	(32)	(71)	62
Stock-based compensation	230	(467)	220
Net taxable change in acquisition-related contingent consideration	(700)	—	—
Non-deductible transaction costs	158	—	—
Change in valuation allowance for federal and state deferred tax assets	—	(39,141)	(788)
Foreign tax rate differential	(89)	833	473

Total (benefit) provision for income taxes	$2,247	$(35,607)	$897

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the Company's deferred taxes are as follows (in thousands):

	September 30,
	2012	2011
Deferred tax assets:
Accruals, reserves and other	$5,745	$6,136
Capitalized research and development	2	254
Intangibles related to acquisition	5,258	5,805
Property and equipment	20,418	21,531
Net operating loss carryforwards	18,057	22,084
Tax credit carryforwards	4,370	2,868

Gross deferred tax assets	53,850	58,678
Valuation allowance	(10,215)	(17,199)

Total deferred tax assets	43,635	41,479

Deferred tax liabilities:
Unremitted foreign earnings	(728)	(756)
Intangible assets	(3,439)	(290)

Net deferred taxes	$39,468	$40,433

Reported as:
Current deferred tax assets	$6,076	$7,582
Non-current deferred tax assets	33,392	32,851

Net deferred taxes	$39,468	$40,433

        Management has established a valuation allowance for the portion of deferred tax assets for which it is not more-likely-than-not to be realized. The net change in the total valuation allowance for the years ended September 30, 2012 and 2011 was a decrease of $(7.0) million and $(43.4) million, respectively.

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

        In the fourth quarter of fiscal year 2011, the Company determined, based on its recent history of earnings coupled with its forecasted profitability, that it is more-likely-than-not that $41.5 million of deferred tax assets will be realized in the foreseeable future and a valuation allowance should be maintained against the remaining deferred tax assets. Accordingly, in the fourth quarter of fiscal year 2011, the Company released $37.3 million of the valuation allowance on its deferred tax assets, primarily related to its federal deferred tax assets. The Company's remaining deferred tax assets subject to valuation

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

allowance because management does not believe that it is more-likely-than-not that they will be realized primarily consist of foreign net operating losses in certain jurisdictions, net operating losses resulting from windfall stock option deductions which when realized will be credited to additional paid in capital and certain state deferred tax assets.

        Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded either as a reduction of the income tax provision or as a credit to paid-in-capital if the associated deferred tax asset relates to windfall stock option deductions.

        At September 30, 2012, deferred tax liabilities have not been recognized for approximately $8.6 million of undistributed earnings of the Company's foreign subsidiaries as it is not practicable to determine the deferred tax liability related to these undistributed earnings. It is management's intention to reinvest such undistributed earnings indefinitely in its foreign subsidiaries. In connection with the merger of the Company's United Kingdom subsidiary into the Company's Netherlands subsidiary in fiscal year 2011, the United Kingdom subsidiary declared a dividend to the parent in the amount of the excess cash held by the subsidiary at the date of its dissolution. As of September 30, 2011, a deferred tax liability was provided for the undistributed earnings associated with the dividend from the Company's foreign subsidiary in the United Kingdom. The dividend was paid during the year ended September 30, 2012. If the Company distributes the remaining undistributed earnings of its foreign subsidiaries, in the form of dividends or otherwise, it would be subject to both United States income taxes (net of applicable foreign tax credits) and withholding taxes payable to the foreign jurisdiction.

        The Company had net operating loss carryforwards as of September 30, 2012 for federal income tax purposes of $70.4 million, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire, if not utilized, in tax years 2017 through 2030. In addition, the Company had $39.2 million of net operating loss carryforwards as of September 30, 2012 available to reduce future taxable income for state income tax purposes. The state net operating loss carryforwards will expire, if not utilized, in tax years 2012 through 2030. As of September 30, 2012, federal and state net operating loss carryforwards of $25.5 million and $10.1 million, respectively, resulted from exercises of employee stock options, for which the related deferred tax asset has a full valuation allowance recorded against it on the Company's consolidated balance sheet. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

        As of September 30, 2012, the Company had research credit carryforwards of $3.8 million for federal and $4.9 million for state income tax purposes, individually available to reduce future income taxes. The federal research credit carryforwards begin to expire in tax year 2019. The California research credit carryforwards do not expire. As of September 30, 2012, state research credit carryforwards of $0.6 million resulted from exercises of employee stock options and were not recorded on the Company's consolidated balance sheet. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

        Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. The Company has determined that the net operating losses and research and development credits acquired through the acquisition of three of its subsidiaries are subject to Section 382 limitations, and the effects of the limitations have been reflected in the loss and credit carryforwards. If an

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

additional ownership change occurs, the utilization of net operating loss and credit carryforwards could be significantly reduced.

        In December 2007, the Company entered into an agreement whereby it purchased certain intangible assets from its German subsidiary. This transaction was treated as an intercompany sale and, as such, tax is not recognized on the sale until the Company no longer benefits from the underlying asset. Accordingly, the Company recorded a long-term prepaid tax asset that was amortized through tax expense over the estimated life of the underlying asset. Amortization expense on the prepaid tax asset was $0.1 million, $0.8 million and $0.8 million for the years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012, the prepaid tax asset is fully amortized.

        The Company has unrecognized tax benefits in accordance with the accounting guidance for uncertainty in income taxes. The aggregate changes in the balance of gross unrecognized tax benefits during the fiscal years were as follows (in thousands):

September 30, 2010 balance	$7,023
Increases related to prior year tax positions	1,402
Decreases related to prior year tax positions	(626)
Increases related to current year tax positions	137

September 30, 2011 balance	$7,936
Increases related to prior year tax positions	563
Decreases related to prior year tax positions	(182)
Decreases related to lapse of statute of limitations	(91)
Increases related to current year tax positions	103

September 30, 2012 balance	$8,329

        If the ending balance of approximately $8.3 million of unrecognized tax benefits at September 30, 2012 were recognized, $6.7 million would affect the effective income tax rate. In accordance with the Company's accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had accrued interest and penalties of $0.7 million at September 30, 2012.

        The Company's 2006 through 2009 German income tax returns are being audited by the German tax authorities. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of this audit will have no material adverse effects on its results of operations or financial condition.

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        As of September 30, 2012, the fiscal tax years that remain subject to examination in the Company's major tax jurisdictions are:

Jurisdiction	Open Tax Years
United States—Federal	1997 through 2011
United States—California	2000 through 2011
Germany	2006 through 2011

(14) Commitments and Contingencies

    Leases

        The Company leases certain of its facilities and equipment under non-cancelable leases, which expire on various dates through May 2017. As of September 30, 2012, future minimum payments under these operating leases were as follows (in thousands):

Fiscal Year	Operating Leases
2013	$918
2014	495
2015	458
2016	135
2017	73

Total minimum lease payments*	$2,079

*
Future minimum lease payments exclude sublease proceeds of $0.6 million.

        Rent expense was $1.4 million, $1.0 million and $1.0 million for the years ended September 30, 2012, 2011 and 2010, respectively.

    Commitments

        As of September 30, 2012, the Company had $1.7 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term ranging from one to twenty-seven months and become due if the Company terminates any of these agreements prior to their expiration.

        As of September 30, 2012, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.3 million to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit in the amount of $1.3 million.

    Legal Proceedings

        The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters—consisting of the fees and costs that are required for a

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies (Continued)

litigation matter from its commencement to final disposition or settlement—will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. No amount has been accrued as of September 30, 2012 since management believes that the Company's liability, if any, is not probable and cannot be reasonably estimated.

    Warranties

        The Company's products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product. No amount has been accrued for warranty obligations as of September 30, 2012 or 2011, as costs to replace or correct are generally reimbursable under the manufacturer's warranty.

    Indemnification

        The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of September 30, 2012.

(15) Geographic and Segment Information

        The Company operates in a single reportable segment encompassing the development and sale of software, hardware and services to measure, test, assure and improve the service quality of Internet and mobile communications.

        Information regarding geographic areas from which the Company's net revenue was generated, based on the location of the Company's customers for the fiscal years were as follows (in thousands):

	2012	2011	2010
United States	$68,885	$50,714	$44,189
Europe*	29,345	31,291	23,031
Other*	26,109	21,025	12,631

Net revenue	$124,339	$103,030	$79,851

*
No individual country represented more than 10% of net revenue.

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Geographic and Segment Information (Continued)

        Information regarding geographic areas which the Company had long-lived assets were as follows (in thousands):

	September 30,
	2012	2011
United States	$33,583	$33,016
Germany	1,563	1,393
Other	19	15

Total	$35,165	$34,424

(16) Supplementary Data (Unaudited)

        The following tables set forth quarterly supplementary data for the fiscal years (in thousands, except per share data):

	2012
	Quarter Ended				Year Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
Net revenue	$33,079	$30,592	$30,276	$30,392	$124,339
Gross profit	$17,145	$14,021	$13,584	$13,508	$58,258
Net income	$4,121	$334	$27	$226	$4,708
Basic net income per share	$0.24	$0.02	$0.00	$0.01	$0.27
Diluted net income per share	$0.22	$0.02	$0.00	$0.01	$0.26

	2011
	Quarter Ended				Year Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011(1)	September 30, 2011
Net revenue	$24,833	$24,107	$26,586	$27,504	$103,030
Gross profit	$13,625	$12,571	$14,165	$14,173	$54,534
Net income	$3,627	$3,331	$4,153	$39,751	$50,862
Basic net income per share	$0.24	$0.21	$0.25	$2.33	$3.16
Diluted net income per share	$0.23	$0.19	$0.23	$2.16	$2.91

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

Keynote Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(17) Subsequent Events

    Dividends Declared

        In October 2012, the Company announced a cash dividend of $0.06 per common share payable to stockholders of record as of December 1, 2012. The cash dividend is to be paid on or about December 15, 2012.

        In December 2012, the Company announced an accelerated cash dividend of $0.06 per common share payable to stockholders of record as of December 21, 2012. The accelerated dividend is intended to be in lieu of any quarterly dividend the Company otherwise would have declared in January 2013. The cash dividend is to be paid on or about December 31, 2012.

    Legal Proceedings

        On December 4, 2012, Qexez, LLC, a non-practicing entity, filed a complaint against the Company in the Eastern District of Texas alleging that its technology infringes U.S. patent number 7,596,373. This entity is the assignee of this patent. The Company has not yet been served with this complaint. The complaint seeks an unspecified amount of damages and injunctive relief. The Company is currently unable to determine the extent of its liability, if any, in connection with this complaint.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Keynote Systems, Inc.
San Mateo, California

        We have audited the internal control over financial reporting of Keynote Systems, Inc. and subsidiaries (the "Company") as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mobile Complete Inc., doing business as DeviceAnywhere ("DeviceAnywhere"), which was acquired on October 18, 2011 and whose financial statements constitute 13% of the Company's consolidated revenue for the year ended September 30, 2012. Accordingly, our audit did not include the internal control over financial reporting at DeviceAnywhere. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2012 of the Company and our report dated December 11, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Jose, California
December 11, 2012

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2012. Based upon the evaluation, our management, including our CEO and our CFO, concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our "internal control over financial reporting" as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurring during the fourth quarter of fiscal year 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal year 2012.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our assessment excluded internal control over financial reporting at Mobile Complete Inc., doing business as DeviceAnywhere, which was acquired on October 18, 2011 and whose financial statements constitute 13% of the Company's consolidated revenue for the year ended September 30, 2012. We will include this acquired entity in our assessment of the effectiveness of internal controls over financial reporting in the fiscal year 2013 annual management report, the annual management report following the first anniversary of the acquisition. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

        The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears in this filing.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information relating to our executive officers is presented under Item 4A in this report. The other information required by this item relating to our directors will be presented in our definitive proxy statement ("definitive proxy statement") in connection with our 2013 Annual Meeting of Stockholders to be filed within 120 days of our fiscal year end. That information is incorporated into this report by reference. We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal accounting officer. This code of ethics is posted on our Web site. The Internet address for our Web site is www.keynote.com and the code of ethics may be found on the page entitled "Corporate Governance".

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

Item 15.    Exhibits, Financial Statement Schedules

  (a)    Documents to be filed as part of this report:

    (1)
    Financial Statements (see index to Item 8).

    (2)
    Financial Statement Schedules.

        Schedule II—Financial statement and other schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes to those financial statements.

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

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Here-With
2.01	Agreement and Plan of Merger dated October 7, 2011, by and among Keynote Systems, Inc., Kamala Acquisition Corp., Mobile Complete, Inc., and Frederic Veyssiere, as Stockholders' Agent.	8-K	000-27241	10-21-11	2.1
3.01	Amended and Restated Certificate of Incorporation.	S-1	333-94651	01-14-00	3.04
3.02	Bylaws, as amended.	8-K	000-27241	12-10-09	3.01
3.03	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of registrant, as filed with the Secretary of State of the State of Delaware on October 28, 2002	8-A	000-27241	10-29-02	3.02
4.01	Form of Specimen Stock Certificate for Keynote common stock.	S-1	333-82781	09-22-99	4.01
10.01	Form of Indemnity Agreement between Keynote and each of its directors and executive officers.					X
10.03	Forms of stock option agreement and stock option exercise agreement under 1999 Equity Incentive Plan.	S-1	333-82781	08-23-99	10.04
10.03.1	1999 Equity Incentive Plan, as amended.	S-8	333-18064	04-10-12	10.02

			Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Here-With
10.04		Forms of enrollment form, subscription agreement, notice of withdrawal and notice of suspension under 1999 Employee Stock Purchase Plan.	S-1	333-82781	08-23-99	10.05
10.04.1		1999 Employee Stock Purchase Plan, as amended.	Schedule 14A	000-27241	01-28-11	Appendix A
10.05		401(k) Plan.	S-1	333-82781	07-13-99	10.06
10.06	*	Amended and Restated Employment Agreement dated as of January 21, 2011 between Keynote and Umang Gupta.	8-K	000-27241	01-27-11	99.01
10.10	*	Promotion Letter Agreement dated as of April 4, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.1
10.11	*	Addendum to Stock Option Agreement dated as of April 1, 2006 between Keynote Systems, Inc. and Jeffrey Kraatz	10-Q	000-27241	08-09-06	10.2
10.18	*	Employment Agreement between Keynote Systems, Inc. and Curtis Smith	10-Q	000-27241	08-06-10	10.1
21.01		Subsidiaries of Keynote Systems, Inc.					X
23.01		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1		Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.		Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Here-With
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	**
The following materials from Keynote's Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 11th day of December 2012.

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

Name	Title	Date
Principal Executive Officer:
/s/ UMANG GUPTA Umang Gupta	Chairman of the Board, Chief Executive Officer and Director	December 11, 2012
Principal Financial Officer:
/s/ CURTIS H. SMITH Curtis H. Smith	Chief Financial Officer	December 11, 2012
Principal Accounting Officer:
/s/ DAVID F. PETERSON David F. Peterson	Chief Accounting Officer	December 11, 2012
Additional Directors:
/s/ CHARLES BOESENBERG Charles Boesenberg	Director	December 11, 2012
/s/ MOHAN GYANI Mohan Gyani	Director	December 11, 2012
/s/ JENNIFER M. JOHNSON Jennifer M. Johnson	Director	December 11, 2012
/s/ MARK JUNG Mark Jung	Director	December 11, 2012
/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	December 11, 2012
/s/ ANTHONY SUN Anthony Sun	Director	December 11, 2012