Form 10-Q
period 2012-12-31
KEYNOTE SYSTEMS INC
filed 2013-02-05
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of January 30, 2013
Common Stock, $.001 par value	18,268,553 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

(Unaudited)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,801	$28,956
Short-term investments	25,411	20,983
Total cash, cash equivalents and short-term investments	51,212	49,939
Accounts receivable, less allowance for doubtful accounts of $599 and $632, respectively, and less billing reserve of $150 and $150, respectively	21,073	17,395
Inventories	2,206	1,980
Deferred tax assets	4,608	6,076
Other current assets	2,972	2,776
Total current assets	82,071	78,166
Property, equipment and software, net	35,091	35,165
Goodwill	111,184	110,253
Identifiable intangible assets, net	8,237	9,060
Long-term deferred tax assets	32,825	33,392
Other long-term assets	1,015	929
Total assets	$270,423	$266,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,332	$2,393
Accrued expenses	12,341	11,301
Deferred revenue	14,327	15,626
Total current liabilities	29,000	29,320
Long-term income tax payable	3,411	3,376
Long-term deferred revenue	1,317	1,093
Other long-term liabilities	627	448
Total liabilities	34,355	34,237

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 18,191,900 and 17,936,383 shares issued and outstanding, respectively	18	18
Additional paid-in capital	316,129	316,125
Accumulated deficit	(80,414)	(82,358)
Accumulated other comprehensive income (loss)	335	(1,057)
Total stockholders’ equity	236,068	232,728
Total liabilities and stockholders’ equity	$270,423	$266,965

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended December 31,
	2012	2011

Subscriptions and services revenue	$28,593	$27,324
Systems licenses revenue	5,319	5,755
Net revenue (Note 4)	33,912	33,079
Costs and expenses:
Costs of revenue:
Direct costs of revenue — subscriptions and services	7,609	7,193
Direct costs of revenue — systems licenses	1,482	1,401
Development	4,838	4,379
Operations	2,749	2,496
Amortization of intangible assets — technology	525	465
Total costs of revenue	17,203	15,934
Sales and marketing	9,021	9,138
General and administrative	3,651	4,108
Change in estimated fair value of acquisition-related contingent consideration	—	(2,000)
Excess occupancy income	(516)	(350)
Amortization of intangible assets — other	298	810
Total costs and expenses	29,657	27,640
Income from operations	4,255	5,439
Interest income	25	46
Other income (expense), net	(164)	14
Income before provision for income taxes	4,116	5,499
Provision for income taxes	(2,172)	(1,378)
Net income	$1,944	$4,121

Net income per share:
Basic	$0.11	$0.24
Diluted	$0.11	$0.22
Shares used in computing basic and diluted net income per share:
Basic	17,965	17,294
Diluted	18,397	18,518

Cash dividends declared per common share	$0.12	$0.06

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
Net income	$1,944	$4,121
Other comprehensive income:
Foreign currency translation gain (loss)	1,383	(1,729)
Unrealized gain on available-for-sale investments, net of tax expense of $(3) and $—, respectively	9	52
Net change	1,392	(1,677)
Total comprehensive income	$3,336	$2,444

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended December 31,
	2012	2011

Cash flows from operating activities:
Net income	$1,944	$4,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,478	1,334
Stock-based compensation	1,339	1,328
Amortization of identifiable intangible assets	823	1,275
Amortization of prepaid tax asset	—	64
Charges to bad debt and billing reserves	132	117
Amortization of debt investment premium	18	110
Deferred tax expense	2,123	1,193
Change in estimated fair value of acquisition-related contingent consideration	—	(2,000)
Loss on disposal of equipment	3	8
Changes in operating assets and liabilities:
Accounts receivable	(3,548)	(2,644)
Inventories	(174)	(267)
Other assets	(260)	(7)
Accounts payable and accrued expenses	1,171	900
Deferred revenue	(1,226)	(4,022)
Net cash provided by operating activities	3,823	1,510
Cash flows from investing activities:
Purchases of property, equipment and software	(1,453)	(1,608)
Acquisition of Mobile Complete, Inc. (Note 3)	—	(60,000)
Maturities and sales of short-term investments	5,170	1,534
Purchases of short-term investments	(9,607)	—
Net cash used in investing activities	(5,890)	(60,074)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	824	76
Cash dividends declared and paid	(2,158)	(1,038)
Net cash used in financing activities	(1,334)	(962)
Effect of exchange rate changes on cash and cash equivalents	246	(287)
Net change in cash and cash equivalents	(3,155)	(59,813)
Cash and cash equivalents at beginning of the period	28,956	85,573
Cash and cash equivalents at end of the period	$25,801	$25,760

Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$257	$86
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$519	$926

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Summary of Significant Accounting Policies

Organization

Keynote Systems, Inc. was incorporated in June 1995 in California and reincorporated in Delaware in March 2000. Keynote Systems, Inc. and its subsidiaries (the “Company”) develop and sell software, hardware and services to measure, test, assure and improve Internet and mobile communications quality of service.

Basis of Presentation

The accompanying condensed consolidated balance sheets, and condensed consolidated statements of operations, comprehensive income and cash flows, reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of December 31, 2012, and the results of operations and cash flows for the interim periods ended December 31, 2012 and 2011.

The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, the fair value of assets acquired and liabilities assumed in a business combination, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair value of awards granted under the Company’s stock-based compensation plans and valuation allowances against deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Summary of Significant Accounting Policies and Recent Accounting Pronouncements

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

On October 1, 2012, the Company adopted Accounting Standards Update No. 2011-04, Financial Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which clarifies the application of certain existing fair value measurement guidance and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This adoption did not have an impact on the Company’s results of operations or financial position.

The Company also adopted Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which requires companies to present the total of comprehensive income (loss), the components of net income (loss), and the components of other comprehensive income (loss) either as a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income (loss) to net income (loss) alongside their respective components of net income (loss) and other comprehensive income (loss). The Company has adopted the disclosure provisions on a retrospective basis, except for the provision deferred. This adoption did not have an impact on the Company’s results of operations or financial position, but resulted in the presentation of a separate consolidated statement of comprehensive income.

There have been no other changes in the Company’s critical accounting policies since the end of fiscal year 2012.

Correction to Provision for Income Taxes

During the first quarter of fiscal 2013, the Company identified additional income tax expense of $481,000 related to tax benefits that were inappropriately recognized in fiscal 2012 and fiscal 2011 due to limitations imposed by Internal Revenue Code Section 162(m). The amounts related to fiscal 2012 and fiscal 2011 were $364,000 and $117,000, respectively. Management believes the impact of this error, both individually and in the aggregate, to the fiscal year ended September 30, 2013 and to prior fiscal and interim periods is not material and corrected such aggregate amounts in the current quarter of fiscal 2013.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended December 31,
	2012	2011
Numerator:
Net income	$1,944	$4,121
Denominator:
Weighted average shares outstanding	17,965	17,294
Effect of dilutive securities	432	1,224
Weighted average shares—diluted	18,397	18,518
Net income per share:
Basic	$0.11	$0.24
Diluted	$0.11	$0.22

For the three months ended December 31, 2012 and 2011, there were 0.3 million and 0.3 million shares, respectively, of potentially dilutive securities excluded from the computation of diluted net income per share because their effect would be antidilutive.

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

Fair Value of Consideration Transferred

Pursuant to the merger agreement, the Company made cash payments totaling $60.0 million for all of the outstanding securities of DeviceAnywhere on October 18, 2011. Under the terms of the merger agreement, the former stockholders of DeviceAnywhere potentially could have received additional payments (“acquisition-related contingent consideration”) totaling up to $30.0 million in cash. The “2011 earnout” of up to $15.0 million in cash was based on achievement of certain DeviceAnywhere revenue and EBITDA targets for the period from January 1, 2011 through December 31, 2011. The “2012 earnout” of up to $15.0 million in cash required achievement of 1) certain booking targets for the period from September 1, 2011 through December 31, 2011 and 2) revenue and EBITDA targets for the period from January 1, 2012 through December 31, 2012. The 2011 earnout and the 2012 earnout collectively represent the acquisition-related contingent consideration. The fair value of the acquisition-related contingent consideration was based on significant inputs not observed in the market and thus represented a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions to estimate fair value.

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

Identifiable Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the identifiable intangible assets. In determining the fair value of the identifiable intangible assets, the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of DeviceAnywhere’s products. The fair values of identifiable intangible assets were calculated considering market participant expectations and using an income approach. The rate utilized to discount estimated net cash flows to their present values were based on a weighted average cost of capital of 12.5%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require from an investment in companies similar in size and operating in similar markets as DeviceAnywhere. The following table sets forth the components of identifiable intangible assets associated with the DeviceAnywhere acquisition, as of the acquisition date, and their estimated useful lives (in thousands, except useful life):

	Useful life (Years)	Fair Value
Technology	3-6	$6,470
Backlog	1	2,700
Customer relationships	6	2,600
Trademarks	8	1,100
Non-compete agreements	3	300
Total identifiable intangible assets		$13,170

The Company determined the useful lives of the identifiable intangible assets based on the expected future cash flows associated with the respective asset. Technology is comprised of products that have reached technological feasibility and are part of DeviceAnywhere’s product line. There were no in-process research and development assets as of the acquisition date. Backlog represents the fair value of firm orders for products and services to be delivered to customers. Customer relationships represent the underlying relationships and agreements with DeviceAnywhere’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of DeviceAnywhere’s products and services. Non-compete agreements represent the fair value of employee knowledge in the development of products and services. Amortization expense for technology is included in costs of revenue, and amortization expense for backlog, customer relationships, trademarks, and non-compete agreements are included in operating expenses.

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

(4) Revenue Recognition

Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	Three months ended December 31,
	2012	2011
Internet:
Web measurement subscriptions	$9,518	$8,119
Other subscriptions	4,120	4,295
Engagements	2,763	3,090
Internet net revenue	16,401	15,504
Mobile:
Subscriptions	5,646	5,593
Ratable licenses	397	1,583
Systems licenses	5,319	5,755
Maintenance and support	6,149	4,644
Mobile net revenue	17,511	17,575
Net revenue	$33,912	$33,079

Subscriptions revenue consists primarily of revenue from the sale of products and services sold through a cloud-based model on a subscription basis (also referred to as Software-as-a-Service, or SaaS). Subscription arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand service at any time. Subscription revenue consists of Web Measurement Subscriptions (which consists of Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which consists of all other Internet subscription product and services) and Mobile Subscriptions (which consists of GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, Test Center Enterprise (“TCE”) Interactive and Test Center Developer products and services).

The Company also sells monitoring systems to mobile network operators and monitoring and testing systems to enterprise mobile customers under licensing arrangements. Licensing arrangements with mobile customers typically include software licenses, hardware, consulting services to configure the systems (installation services), post contract support (maintenance) services, training services and other consulting services associated with the Company’s System Integrated Test Environment (“SITE”) system, TCE Automation and TCE Monitoring products and services. Licensing arrangements consist of Ratable Licenses (which consists of SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal year 2011, which is when new accounting guidance for revenue recognition was adopted), Systems Licenses (which consists of the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which consists of all other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone mobile consulting services agreements and maintenance agreement renewals).

The Company supplements its cloud-based subscriptions and licensing arrangements with professional consulting services engagements.

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

Current accounting guidance for revenue recognition excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance. Accounting guidance also requires an entity to allocate revenue in a multiple element arrangement using the relative fair value method based upon the best estimated selling prices (“BESP”) of each deliverable if a vendor does not have VSOE or third-party-evidence (“TPE”) of selling price.

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

Direct Costs of Revenue and Deferred Revenue

Direct Costs of Revenue — Subscriptions and Services is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, and costs of supplies.

Direct Costs of Revenue — Systems Licenses includes the material and labor costs of systems hardware to be installed as part of a systems license arrangement.

Deferred Revenue is comprised of all unearned revenue that has been collected in advance and is recorded as deferred revenue on the balance sheets until the revenue is earned. Any accounts receivable with associated deferred revenue reduces the reported balance of both accounts receivable and deferred revenue. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months from the balance sheet date.

(5)  Concentration of Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Credit risk is concentrated in North America and Europe, but also exists in other regions of the world such as Asia, the Middle East, Africa and South America.

No customer accounted for more than 10% of net revenue for either of the three months ended December 31, 2012 or 2011. One customer accounted for 14% and 12% of the Company’s net accounts receivable as of December 31, 2012 and September 30, 2012, respectively.

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category of cash and cash equivalents and short-term investments (in thousands):

	December 31, 2012
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$14,764	$—	$—	$14,764	$—
Level 1
Corporate bonds	4,629	9	(2)	—	4,636
Government agencies	6,597	1	—	—	6,598
Money market funds	1,150	—	—	1,150	—
	12,376	10	(2)	1,150	11,234
Level 2
Commercial paper	17,282	3	—	9,887	7,398
Corporate and municipal bonds	4,072	5	(1)	—	4,076
Government securities	2,700	3	—	—	2,703
	24,054	11	(1)	9,887	14,177
Total	$51,194	$21	$(3)	$25,801	$25,411

	September 30, 2012
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$18,537	$—	$—	$18,537	$—
Level 1
Corporate bonds	4,058	6	—	—	4,064
Government agencies	5,326	1	(2)	—	5,325
Money market funds	7,544	—	—	7,544	—
	16,928	7	(2)	7,544	9,389
Level 2
Commercial paper	11,964	2	(1)	2,875	9,090
U.S. Treasuries	2,501	3	—	—	2,504
	14,465	5	(1)	2,875	11,594
Total	$49,930	$12	$(3)	$28,956	$20,983

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

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the condensed consolidated statement of operations. The Company considers factors such as the length of time an investment’s fair value has been below cost, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. There were no impairment charges recorded in the three month periods ended December 31, 2012 and 2011.

Contractual maturities of available-for-sale securities at December 31, 2012 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$16,103	$16,113
Due in less than two years	2,663	2,663
Due in less than three years	6,627	6,635
Total	$25,393	$25,411

(7) Consolidated Financial Statement Details

The following tables present the Company’s condensed consolidated financial statement details (in thousands):

Other Current Assets

	December 31, 2012	September 30, 2012
Prepaid expenses	$2,349	$2,231
Security deposits, advances, and interest receivable	160	247
Income tax receivable	154	152
Deferred costs of revenue	86	25
Other assets	223	121
Total	$2,972	$2,776

Property, Equipment and Software

	December 31, 2012	September 30, 2012
Land	$14,150	$14,150
Computer equipment and software	40,281	39,059
Building and building improvements	22,620	22,431
Furniture and fixtures	2,317	2,306
Leasehold improvements	1,281	1,254
Construction in progress	295	262
	80,944	79,462
Less accumulated depreciation and amortization	(45,853)	(44,297)
Total	$35,091	$35,165

Other Long-Term Assets

	December 31, 2012	September 30, 2012
Prepaid expenses	$559	$437
Tenant rent receivable	266	289
Deposits	161	160
Deferred costs of revenue	29	43
Total	$1,015	$929

Accrued Expenses

	December 31, 2012	September 30, 2012
Accrued employee compensation	$7,375	$6,460
Income and other taxes	1,099	1,379
Accrued professional fees	837	934
Other accrued expenses	3,030	2,528
Total	$12,341	$11,301

(8) Inventories

Inventories primarily relate to direct costs of systems hardware and are stated at the lower of cost (determined on a first-in, first-out basis) or market. If the cost of inventories exceeds their market value, provisions are made for the difference between the cost and the market value. The Company evaluates inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes an analysis of historical and forecasted product sales. Obsolescence is determined considering several factors, including competitiveness of product offerings, market conditions, and product life cycles. Any adjustment for market value declines, inventories on hand in excess of forecasted demand or obsolete inventories are charged to direct cost of revenue in the period that management identifies the adjustment.

(9) Goodwill and Identifiable Intangible Assets

The Company tests for impairment at least annually, in the fourth quarter of each fiscal year, and whenever events or changes in circumstances indicate that the carrying amount of goodwill or indefinite lived intangible assets may not be recoverable. These tests are performed at the reporting unit level using a two-step, fair-value based approach. The Company has determined that it has only one reporting unit for purposes of goodwill impairment testing. The first step determines the fair value of the reporting unit using the market capitalization value and compares it to the reporting unit’s carrying value. The Company determines its market capitalization value based on the number of shares outstanding, its average stock price and other relevant market factors, such as merger and acquisition multiples and control premiums. If the fair value of the reporting unit is less than its carrying amount, a second step is performed to measure the amount of impairment loss, if any. The second step allocates the fair value of the reporting unit to the Company’s tangible and intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to that excess.

Based on the results of the first step of the Company’s impairment test performed at September 30, 2012, the fair value of its reporting unit exceeded its carrying value by more than 10% and the Company determined that its goodwill had not been impaired. The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value, including long-term revenue growth projections, discount rates, recent market valuations from transactions by comparable companies, volatility in the Company’s market capitalization and general industry, market and macro-economic conditions. It is possible that changes in such circumstances, or in the variables associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting unit, would require the Company to record a non-cash impairment charge.

During the quarter ended December 31, 2012, the Company concluded that there were no triggering events which would require an impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and operating cash flows during the period. The Company is continuing to monitor the need to perform an impairment analysis in light of current economic factors as well as the recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis to determine if an impairment charge should be recorded to write down goodwill to its fair value.

The following table presents the changes in goodwill during the three months ended December 31, 2012 (in thousands):

September 30, 2012 balance	$110,253
Translation adjustments	931
December 31, 2012 balance	$111,184

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

The components of identifiable intangible assets are as follows (in thousands):

	Technology	Customer Relationships	Trademark	Covenant	Backlog	Total
As of December 31, 2012:
Gross carrying value	$10,268	$3,822	$1,729	$332	$2,796	$18,947
Accumulated amortization	(5,232)	(1,744)	(786)	(152)	(2,796)	(10,710)
Net carrying value	$5,036	$2,078	$943	$180	$—	$8,237
As of September 30, 2012:
Gross carrying value	$10,268	$3,822	$1,729	$332	$2,796	$18,947
Accumulated amortization	(4,734)	(1,634)	(726)	(127)	(2,666)	(9,887)
Net carrying value	$5,534	$2,188	$1,003	$205	$130	$9,060

Amortization of technology is recorded to costs of revenue. Amortization of all other identifiable intangible assets is recorded to operating expenses. The following table presents amortization of identifiable intangible assets (in thousands):

	Three months ended December 31,
	2012	2011
Amortization of intangible assets — technology	$525	$465
Amortization of intangible assets — other	298	810
Total amortization of intangible assets	$823	$1,275

The estimated future amortization expense for existing identifiable intangible assets as of December 31, 2012 was as follows (in thousands):

Fiscal Year
2013 (remaining nine months)	$1,509
2014	1,918
2015	1,768
2016	1,761
2017	961
Thereafter	320
Total	$8,237
Weighted average remaining useful lives as of December 31, 2012 (years)	2.7

(10) Lease Abandonment Accrual

The Company leases a facility in New York under an operating lease that expires in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and, effective October 1, 2009, subleased the facility to a third party for the remainder of its lease term. The changes in the lease abandonment liability for the three months ended December 31, 2012 was as follows (in thousands):

September 30, 2012 balance	$258
Lease payments to lessor	(70)
Sublease proceeds	44
Imputed interest expense	2
December 31, 2012 balance	$234

(11)      Stock-Based Compensation

1999 Equity Incentive Plan

On March 16, 2012, the stockholders of the Company authorized an additional 0.6 million shares of common stock for issuance under the 1999 Equity Incentive Plan (“Incentive Plan”) and approved an extension of its term until December 31, 2015. As of December 31, 2012, the Company was authorized to issue up to approximately 3.5 million shares of common stock under its Incentive Plan. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. Restricted Stock Units (“RSUs”) generally vest in full either three years or four years from the date of grant. Options expire ten years after the date of grant. Approximately 1.3 million shares were available for future grants under the Incentive Plan as of December 31, 2012.

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

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”), which will expire on June 28, 2019. As of December 31, 2012, the Company had reserved a total of approximately 0.3 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

Restricted Stock Units

Since fiscal 2009, the Company has been issuing RSUs to eligible employees as the primary type of long-term equity-based award. Stock-based compensation cost for RSUs is measured based on the value of the Company’s stock on the grant date, reduced by the present value of the dividend yield expected to be paid on the Company’s common stock. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

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

The fair value of each RSU was estimated on the date of grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for each RSU granted under the Incentive Plan were as follows:

	Three months ended December 31,
	2012	2011
Volatility	46.7%	57.0%
Risk free interest rate	0.3%	0.7%
Expected life (in years)	2.5	3.6
Dividend yield	1.7%	1.0%

A summary of RSU activity under the Company’s Incentive Plan for the three months ended December 31, 2012 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	722	$19.22
Granted	99	14.10
Vested	(185)	22.90
Cancelled	(38)	18.38
Outstanding at December 31, 2012*	598	$17.28

*        Included in the total outstanding RSU balance at December 31, 2012, are 33,000 Performance Stock Units (“PSUs”). Each PSU award reflects a target number of shares that may be issued to the award recipient before adjusting for performance conditions. The vesting period and/or the actual number of shares the PSU recipient receives are based on pre-established targets such as net revenue and operating results.

As of December 31, 2012, there was $7.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

A summary of option activity under the Company’s Incentive Plan for the three months ended December 31, 2012 is presented below (in thousands, except per share and term amounts):

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,698	$12.00	3.5
Granted	—	—
Exercised	(70)	11.57
Forfeited or canceled	—	—
Outstanding at December 31, 2012	1,628	$12.02	3.1	$3,404
Vested and expected to vest	1,628	$12.02	3.1	$3,404
Exercisable at December 31, 2012	1,627	$12.02	3.1	$3,403

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on December 31, 2012.

As of December 31, 2012, there was less than $1,000 of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested stock options that is expected to be recognized over a weighted average period of 0.2 years.

Employee Stock Purchase Plan

The Purchase Plan provides for twenty-four month offering periods with four six-month purchase periods. The six-month purchase periods end on the earlier of January 31st and July 31st of each year or the last business day prior to those dates. The fair value of each stock purchase right is estimated on the first day of the offering period using the Black-Scholes option pricing model.  For the three month periods ended December 31, 2011 and 2012, the Company did not have any weighted average assumptions for stock purchase rights under the Purchase Plan because there were no new offering periods during those months.

Restricted Stock Agreement

On December 29, 2012, the Compensation Committee approved the early settlement of 180,000 RSUs granted to the Company’s Chief Executive Officer under a restricted stock agreement.  Under the restricted stock agreement, the shares will be forfeited if the original vesting terms of the RSUs are not met.  Under the original terms, the RSUs would have vested in full on July 1, 2015. The unrecognized stock-based compensation expense related to this RSU will be amortized over the remaining original vesting period.

Stock-Based Compensation Expense

The following table provides a summary of the stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three months ended December 31,
	2012	2011
Direct costs of revenue — subscriptions and services	$76	$166
Development	272	305
Operations	128	143
Sales and marketing	457	431
General and administrative	406	283
Total	$1,339	$1,328

(12) Dividends

During the three months ended December 31, 2012 and the year ended September 30, 2012, the Company declared and paid the following cash dividends (in thousands except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2013
December 1, 2012	December 15, 2012	$0.06	$1,078
December 21, 2012	December 31, 2012	0.06	1,080

Fiscal 2012
December 1, 2011	December 15, 2011	0.06	1,038
March 1, 2012	March 15, 2012	0.06	1,043
June 1, 2012	June 15, 2012	0.06	1,050
September 1, 2012	September 15, 2012	$0.06	$1,076

(13) Comprehensive Income (Loss) and Foreign Currency Translation

The components of comprehensive income (loss) consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries, primarily the Company’s German subsidiary, not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the condensed consolidated statements of operations as incurred and were ($0.2) million and $16,000 for the three months ended December 31, 2012 and 2011, respectively.

The components of accumulated other comprehensive income (loss) in the equity section of the balance sheets are as follows (in thousands):

	December 31, 2012	September 30, 2012
Net unrealized gain on short-term investments	$15	$6
Cumulative foreign currency translation gain (loss)	320	(1,063)
Accumulated other comprehensive income (loss)	$335	$(1,057)

The Company has recorded deferred taxes on the unrealized gains (losses) on its investments of $3,000 at both December 31, 2012 and September 30, 2012. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest indefinitely the undistributed earnings of its foreign subsidiaries to which the foreign currency translation relates.

(14) Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related fixed costs, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% prior to January 1, 2012 and 65% subsequent to that date. Rental income was approximately $0.9 million and $0.7 million for the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had leased space to 16 tenants, of which 15 had noncancellable operating leases, which expire on various dates through 2018. At December 31, 2012, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal Year
2013 (remaining nine months)	$2,814
2014	1,568
2015	1,240
2016	588
2017	221
Thereafter	225
Total future minimum rents receivable	$6,656

(15) Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2012 and 2011 was 53% and 25%, respectively. The rate for the three months ended December 31, 2012 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings and enacted tax rates.  Additionally, the effective tax rate was 12% higher than the statutory rate due to recording the effects of Section 162(m) limitations on deferred tax assets that should have been recorded in fiscal 2011 and 2012 (see Note 1).  The rate for the three months ended December 31, 2011 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction in the quarter.

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

The Company’s maintains a valuation allowance on certain deferred tax assets because management does not believe that it is more likely than not that they will be realized The deferred tax assets on which a valuation allowance is maintained primarily consist of foreign net operating losses in certain jurisdictions, net operating losses resulting from windfall stock option deductions which when realized will be credited to additional paid in capital and certain state deferred tax assets. Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded either as a reduction of the income tax provision or as a credit to paid-in-capital if the associated deferred tax asset relates to excess deductions on the exercise of stock options.

As of December 31, 2012, the total amount of gross unrecognized benefits related to uncertain tax positions was $8.3 million. Included in this balance was approximately $6.6 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

The Company’s 2006 through 2009 German income tax returns are being audited by the German tax authorities. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of this audit will have no material adverse effects on its results of operations or financial condition.

It is possible that the amount of liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audit in Germany, may change within the next twelve months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions may continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties accrued during the three months ended December 31, 2012 was $0.1 million.

As of December 31, 2012, the fiscal tax years that remain subject to examination in the Company’s major tax jurisdictions are:

Jurisdiction	Open Tax Years
United States—federal	1997 through 2011
United States—California	2000 through 2011
Germany	2006 through 2011

(16) Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through May 2017. As of December 31, 2012, future minimum payments under these operating leases were as follows (in thousands):

Fiscal year
2013 (remaining nine months)	$681
2014	497
2015	459
2016	135
2017	73
Total minimum lease payments*	$1,845

*            Future minimum lease payments exclude sublease proceeds of approximately $0.6 million.

Rent expense was approximately $0.3 million and $0.4 million for the three months ended December 31, 2012 and 2011, respectively.

Commitments

As of December 31, 2012, the Company had $1.3 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term ranging from one to twenty-four months and become due if the Company terminates any of these agreements prior to their expiration.

As of December 31, 2012, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.3 million to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit in the amount of $1.3 million.

Legal Proceedings

On December 4, 2012, Qexez, LLC, a non-practicing entity, filed a complaint against the Company in the Eastern District of Texas alleging that the Company’s technology infringes U.S. patent number 7,596,373. This entity is the assignee of this patent. The Company has not yet been served with this complaint. The complaint seeks an unspecified amount of damages and injunctive relief. Due to the preliminary nature of this litigation, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters — consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement — will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. No amount has been accrued as of December 31, 2012 since the Company believes that the liability, if any, is not probable and cannot be reasonably estimated.

Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of December 31, 2012 and September 30, 2012, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2012.

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

Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three months ended December 31,
	2012	2011
United States	$18,258	$17,502
Europe*	9,366	7,260
Other*	6,288	8,317
Net revenue	$33,912	$33,079

*            No individual country represented more than 10% of net revenue for the three months ended December 31, 2012 and 2011.

Information regarding geographic areas in which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	December 31, 2012	September 30, 2012
United States	$33,288	$33,583
Germany	1,784	1,563
Other	19	19
Total	$35,091	$35,165

(18)      Subsequent Events

Dividends Declared

In January 2013, the Company announced a cash dividend of $0.07 per common share payable to stockholders of record as of June 1, 2013. The cash dividend is to be paid on or about June 15, 2013.

Enactment of the American Tax Relief Act

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, the Company expects to recognize a benefit of approximately $0.5 million for qualifying amounts incurred during calendar 2012.  The benefit will be recognized in the period of enactment, which is the second quarter of fiscal 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Keynote Systems, Inc. (referred to herein as “we,” “us,” “Keynote” or “the Company”) should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this report as well as the audited financial statements and notes thereto in our Annual Report on Form 10-K for the year ended September 30, 2012, and subsequent filings with the Securities and Exchange Commission.

Except for historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among others, statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to these differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors” in Item 1A of Part II of this report, and in our annual report on Form 10-K for the fiscal year ended September 30, 2012 and elsewhere in that report. You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and current reports on Form 8-K that we may file during the current year. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

Keynote is a leading global provider of mobile and Web cloud testing and monitoring services. We maintain one of the world’s largest on-demand quality testing and performance monitoring networks comprised of approximately 7,000 measurement computers and mobile devices in over 300 locations covering 180 countries. Our global network enables our customers to continuously test, monitor and assure the online and mobile experience. We deliver our products and services primarily through a cloud-based model on a subscription basis to world-class telecommunications and enterprise customers, representing a broad cross-section of industries. We offer a robust portfolio of cloud products and services to optimize the end-user customer experience. Our cloud products and services are grouped into three categories: Internet, Enterprise Mobile and Telecommunications Mobile.

We deliver our products and services primarily through a cloud-based model on a subscription basis (also referred to as Software-as-a-Service, or SaaS). Subscription fees range from monthly to multi-year commitments and vary based on the type of service selected, the number of measurements, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements, the communication protocols or services measured, privacy settings and any additional features ordered. Our System Integrated Test Environment (“SITE”) and Test Center Enterprise (“TCE”) systems, which include software and hardware, usually are offered via a software license fee model that is bundled with ongoing maintenance and support. Our engagement services, or professional services, complement and support our cloud products and services. Our engagement services provide our customers with a deeper and qualitative perspective of their performance data and are offered on per incident or per study basis.

Our net revenue increased by $0.8 million, or 3%, to $33.9 million for the three months ended December 31, 2012 from $33.1 million for the three months ended December 31, 2011. This increase was primarily due a $0.9 million increase in Internet revenue due to increased customer demand in conjunction with the stabilization of measurement pricing and a $0.6 million increase in Telecommunications Mobile revenues due to strong seasonal demand in the quarter. These increases were partially offset by $0.7 million in lower Enterprise Mobile revenues due to the loss of a single large customer and the early adoption stage of the mobile market. Our net income decreased by $2.2 million to $1.9 million for the three months ended December 31, 2012 from $4.1 million for the three months ended December 31, 2011. The decrease in net income was due primarily to an increase in total costs and expenses of $2.1 million from $27.6 million in the three months ended December 31, 2011 to $29.7 million in the three months ended December 31, 2012 due primarily to the benefit recorded in the prior year’s quarter of $2.0 million for the change in fair value of acquisition-related contingent consideration.

We believe that important trends and challenges for our business include:

•                 Continuing to drive revenue growth, especially in mobile markets served by our Enterprise Mobile products and services, which we believe is a key factor in creating stockholder value;

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

Refer to “Results of Operations,” “Non-GAAP Financial Measures,” “Liquidity and Capital Resources,” and “Commitments” elsewhere in this section for a further discussion of the risks, uncertainties and trends in our business.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•                 Revenue recognition;

•                 Fair value of assets acquired and liabilities assumed in a business combinations;

•                 Allowance for doubtful accounts and billing allowance;

•                 Goodwill, identifiable intangible assets and long-lived assets;

•                 Stock-based compensation; and

•                 Income taxes, deferred income tax assets and deferred income tax liabilities.

We believe that there have been no significant changes during the three months ended December 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2012 Annual Report on Form 10-K.  On October 1, 2012, we adopted an accounting pronouncement on fair value measurements that are estimated using significant unobservable (Level 3) inputs, as well as an accounting pronouncement on the presentation of other comprehensive income. There have been no other changes in our critical accounting policies since the end of fiscal year 2012.

Results of Operations

The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three months ended December 31,
	2012	2011
Subscriptions and services revenue	84.3	82.6
Systems licenses revenue	15.7	17.4
Net revenue	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue — subscriptions and services	22.4	21.8
Direct costs of revenue — systems licenses	4.4	4.2
Development	14.3	13.2
Operations	8.1	7.5
Amortization of intangible assets — technology	1.5	1.4
Sales and marketing	26.6	27.6
General and administrative	10.8	12.4
Change in fair value of acquisition-related contingent consideration	—	(6.0)
Excess occupancy income	(1.5)	(1.0)
Amortization of intangible assets — other	0.9	2.5
Total costs and expenses	87.5	83.6
Income from operations	12.5	16.4
Interest income and other, net	(0.4)	0.2
Income before provision for income taxes	12.1	16.6
Provision for income taxes	(6.4)	(4.1)
Net income	5.7%	12.5%

The dollar amounts in the tables in this and the following sections are in thousands unless otherwise indicated.

Net Revenue

	For the three months ended December 31,
	2012	2011	% Change
Internet:
Web Measurement Subscriptions	$9,518	$8,119	17%
Other Subscriptions	4,120	4,295	(4)
Engagements	2,763	3,090	(11)
Total Internet net revenue	16,401	15,504	6
Mobile:
Subscriptions	5,646	5,593	1
Ratable Licenses	397	1,583	(75)
Systems Licenses	5,319	5,755	(8)
Maintenance and Support	6,149	4,644	32
Total Mobile net revenue	17,511	17,575	—
Net revenue	$33,912	$33,079	3%

Subscription revenue is reflected in the above table as Web Measurement Subscriptions (which includes Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which includes all other Internet subscription products and services) and Mobile Subscriptions (which includes GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, TCE Interactive and Test Center Developer products and services). Licensing arrangements for monitoring and testing systems are reflected in the above table as Ratable Licenses (which includes SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal year 2011, which is when new accounting guidance for revenue recognition was adopted), Systems Licenses (which includes the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which includes all the other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone consulting services agreements and maintenance agreement renewals).

Internet Net Revenue.  Internet net revenue increased by $0.9 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Internet net revenue represented 48% and 47% of net revenue for the three months ended December 31, 2012 and 2011, respectively. The increase in Internet net revenue for the three months ended December 31, 2012 was mainly attributable to an increase of $1.4 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers performed to test their Web sites, partially offset by a $0.3 million decrease in Internet Engagements due to lower demand for customer experience management (“CEM”) engagements and a $0.2 million decrease in our Internet Subscriptions Other.

Mobile Net Revenue.  Mobile net revenue decreased by $0.1 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Mobile net revenue represented 52% and 53% of net revenue for the three months ended December 31, 2012 and 2011, respectively. The decrease in Mobile net revenue for the three months ended December 31, 2012 was mainly attributable to a $1.2 million decrease in Ratable Licenses revenue due to the change in revenue recognition guidance at the beginning of fiscal 2011 and a $0.4 million decrease in Systems Licenses revenue due the timing of acceptances of some large projects in the prior year quarter. These decreases were partially offset by a $1.5 million increase in Maintenance and Support revenues as the customer base grew and renewed maintenance on installed systems.

No single customer accounted for more than 10% of net revenue for the three months ended December 31, 2012 and 2011. One customer accounted for 14% and 12% of our net accounts receivable as of December 31, 2012 and September 30, 2012, respectively. International sales, principally in Europe, were approximately 46% and 47% of net revenue for the three months ended December 31, 2012 and 2011, respectively.

Direct Costs of Revenue

	For the three months ended December 31,
	2012	2011	% Change
Direct costs of revenue — subscriptions and services	$7,609	$7,193	6%
Direct costs of revenue — systems licenses	1,482	1,401	6%
Total direct costs of revenue	$9,091	$8,594	6%

Direct costs of revenue—subscriptions and services is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, and costs of supplies.

Direct costs of revenue—system licenses, is comprised of the costs to build systems hardware sold to customers and was 28% and 24% of systems licenses revenue in the three months ended December 31, 2012 and 2011, respectively.

Direct costs of revenue increased $0.5 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 and represented 27% and 26% of net revenue for the three months ended December 31, 2012 and 2011, respectively. The increase in direct costs of revenue — subscriptions and services was mainly attributable to $0.2 million of additional telecommunication and network fees and $0.1 million of equipment expenses due to higher monitoring volume associated with the increased revenue. The increase of $0.1 million in direct costs of revenue — systems licenses was due to a higher hardware component of the system licenses revenues than in the same quarter last year along with an increase in royalty expense related to one of the DeviceAnywhere products.

Development

	For the three months ended December 31,
	2012	2011	% Change
Development	$4,838	$4,379	10%

Development expenses consist primarily of employee compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel. Development expenses increased $0.5 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The increase was mainly attributable to higher personnel costs associated with additional headcount primarily focused on mobile products and services.

Operations

	For the three months ended December 31,
	2012	2011	% Change
Operations	$2,749	$2,496	10%

Operations expenses consist primarily of employee compensation, including stock-based compensation and other benefits, for management and technical support personnel. Our operations personnel manage and maintain our field measurement and data collection network; provide basic and extended customer support; and ensure the reliability of our services. Operations expenses increased $0.3 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The increase was mainly attributable to $0.2 million of higher personnel costs to support our data network and $0.1 million of equipment expenses related to our data network to support the higher subscriptions revenue.

Sales and Marketing

	For the three months ended December 31,
	2012	2011	% Change
Sales and marketing	$9,021	$9,138	(1)%

Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses were substantially the same for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011.

General and Administrative

	For the three months ended December 31,
	2012	2011	% Change
General and administrative	$3,651	$4,108	(11)%

General and administrative expenses consist primarily of employee compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses decreased by $0.5 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  The decrease was mainly attributable to $0.3 million of transaction expenses in connection with the acquisition of DeviceAnywhere that was included in the prior year quarter that did not repeat in this quarter and lower rent expense due to moving the DeviceAnywhere employees into our headquarter building in January 2012.

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

Excess Occupancy Income

	For the three months ended December 31,
	2012	2011	% Change
Rental income	$(874)	$(741)	18%
Related expenses	358	391	8%
Excess occupancy income	$(516)	$(350)	47%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related expenses, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The expenses associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was 75% prior to January 1, 2012 and 65% subsequent to that date. The square footage available for lease to third parties decreased because DeviceAnywhere moved into our headquarters building in January 2012. The increase in excess occupancy income for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was mainly attributable to new tenants occupying space in our building and annual tenant rent increases per the lease agreements.  Expenses were relatively consistent for the periods presented.

Amortization of Identifiable Intangible Assets

	For the three months ended December 31,
	2012	2011	% Change
Amortization of identifiable intangible assets — technology	$525	$465	13%
Amortization of identifiable intangible assets — other	298	810	(63)%
Total amortization of identifiable intangible assets	$823	$1,275	(35)%

Amortization of intangible assets—technology mainly relates to purchased technology for our mobile products and is reflected in costs of revenue in our condensed consolidated statements of operations. Amortization of intangible assets—other relates to all other intangibles, including customer lists, trademarks and customer backlog, and is reflected in operating expenses in our condensed consolidated statements of operations.

Amortization of identifiable intangible assets—technology and amortization of identifiable intangible assets—other decreased by $0.5 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 as a result of the backlog component of the identifiable intangible assets recorded in connection with the acquisition of DeviceAnywhere being fully amortized over a one year period ending in October 2012.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. No events or circumstances were identified in the period ended December 31, 2012 indicating that the carrying amount of these assets may not be recoverable.

Interest Income and Other Income (Expense), Net

	For the three months ended December 31,
	2012	2011	% Change
Interest income	$25	$46	(46)%
Other income (expense), net	(164)	14	(1,271)%
Total	$(139)	$60	(332)%

Other income (expense), net primarily consists of foreign currency transaction gains and losses and interest expense. Interest income and other income (expense), net for the three months ended December 31, 2012 decreased by $0.2 million as compared to the three months ended December 31, 2011. Interest income decreased $21,000 primarily due to lower invested cash balances as a result of the acquisition of DeviceAnywhere on October 18, 2011. Other income (expense), net, decreased $0.2 million primarily due to foreign exchange rate fluctuations on settled transactions during the periods.

Provision for Income Taxes

	For the three months ended December 31,
	2012	2011	% Change
Provision for income taxes	$2,172	$1,378	58%

Our effective tax rate for the three months ended December 31, 2012 and 2011 was 53% and 25%, respectively. The rate for the three months ended December 31, 2012 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings and enacted tax rates.  Additionally, the effective tax rate was 12% higher than the statutory rate due to recording the effects of Section 162(m) limitations on deferred tax assets that should have been recorded in fiscal 2011 and 2012.  The rate for the three months ended December 31, 2011 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction in the quarter.

Stock-based Compensation Expense

Stock-based compensation expense, which is included in total costs and expenses by category for the three months ended December 31, 2012 was substantially the same as in the three months ended December 31, 2011.

Stock-based compensation related to employee stock options, restricted stock units and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three months ended December 31,
	2012	2011
Direct costs of revenue — subscriptions and services	$76	$166
Development	272	305
Operations	128	143
Sales and marketing	457	431
General and administrative	406	283
Total	$1,339	$1,328

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

Non-GAAP Net Income and Non-GAAP Net Income Per Share

Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision (benefit) for income taxes, cash taxes paid (net of refunds), stock-based compensation expense, amortization of purchased intangibles, and any unusual items. Cash taxes paid (net of refunds) consists of payments made to tax authorities less any refunds received from tax authorities related to income taxes. In the three months ended December 31, 2011, the $2.0 million change in fair value of acquisition-related contingent consideration was considered an unusual item. Non-GAAP net income per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three months ended December 31,
	2012	2011
GAAP net income	$1,944	$4,121
Stock-based compensation	1,339	1,328
Amortization of intangible assets — technology	525	465
Amortization of intangible assets — other	298	810
Provision for income taxes	2,172	1,378
Change in fair value of acquisition-related contingent consideration	—	(2,000)
Cash taxes paid (net of refunds)	(257)	(86)
Non-GAAP net income	$6,021	$6,016
Weighted average diluted common shares outstanding	18,397	18,518
Non-GAAP net income per share	$0.33	$0.32

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest income, provision (benefit) for income taxes, stock-based compensation, depreciation, amortization of purchased intangibles, other income (expense), net and any unusual items. In the three months ended December 31, 2011, the change in fair value of acquisition-related contingent consideration was considered an unusual item. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	Three months ended December 31,
	2012	2011
GAAP net income	$1,944	$4,121
Stock-based compensation	1,339	1,328
Amortization of intangible assets — technology	525	465
Amortization of intangible assets — other	298	810
Depreciation	1,478	1,334
Provision for income taxes	2,172	1,378
Change in fair value of acquisition-related contingent consideration	—	(2,000)
Interest income and other income (expense), net	139	(60)
Adjusted EBITDA	$7,895	$7,376

Free Cash Flow

Free cash flow is defined as cash flow from operations less cash used to purchase property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	Three months ended December 31,
	2012	2011
Cash flow provided by operations	$3,823	$1,510
Purchases of property, equipment and software	(1,453)	(1,608)
Free cash flow	$2,370	$(98)

Liquidity and Capital Resources

	December 31, 2012	September 30, 2012
Cash, cash equivalents and short-term investments	$51,212	$49,939
Accounts receivable, net	$21,073	$17,395
Working capital	$53,071	$48,846
Days sales outstanding (DSO) for the three months ended (a)	57	53

(a)     DSO is calculated as: (ending net accounts receivable / net revenue for the three month period) multiplied by number of days in the period.

Days sales outstanding increased by 4 days from September 30, 2012 to December 31, 2012. The increase is due to the longer payment terms granted primarily to international customers in countries that customarily have longer payment terms compared to domestic customers, the global economic slowdown and to the timing of final billing on accepted engagements. During the recent periods, certain of our international customers have been making payments outside of the contractual payment terms and our customers have requested longer payment terms. We expect these trends to continue based on current global economic conditions.

	Three months ended December 31,
	2012	2011
Cash provided by operating activities	$3,823	$1,510
Cash used in investing activities	$(5,890)	$(60,074)
Cash used in financing activities	$(1,334)	$(962)

As of December 31, 2012, we had $25.8 million in cash and cash equivalents and $25.4 million in short-term investments, for a total of $51.2 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and other investments with original maturities of three months or less. Short-term investments consist of investments with original maturities longer than three months, including commercial paper and investment-grade corporate and government debt securities with Moody’s ratings of A3 or better. As of December 31, 2012, $41.6 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments was held in foreign financial institutions, primarily in Germany, by our subsidiaries. If these foreign cash, cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

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

For the three months ended December 31, 2012, net cash provided by operating activities was $3.8 million. Net cash provided was mainly due to net income of $1.9 million, adjusted for $5.9 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $(4.0) million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation, changes in bad debt and billing reserves, deferred tax expenses and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to an increase in accounts receivable of $3.5 million as a result of higher revenues and slightly higher days sales outstanding, an increase in inventory of $0.2 million, an increase in other assets of $0.3 million, an increase in accounts payables and accrued expenses of $1.2 million, and a decrease in deferred revenue of $1.2 million.

Cash used in investing activities

Cash flows related to investing activities consist primarily of purchases, sales and maturities of investments and purchases of property, equipment and software to support our growth, to expand and improve our monitoring infrastructure and to make tenant improvements associated with space we lease in our headquarters building.

Net cash used in investing activities was $5.9 million for the three months ended December 31, 2012 primarily due to $1.5 million of property, equipment and software purchases and $9.6 million of short-term investments purchases, offset by $5.2 million of proceeds from the sale and maturity of short-term investments.

Cash used in financing activities

Cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock under our employee stock option plan and employee stock purchase plan.

For the three months ended December 31, 2012, net cash used in financing activities was $1.3 million primarily due to common stock dividends of $2.2 million, offset by $0.8 million of proceeds from issuance of common stock from stock option exercises.

Commitments

As of December 31, 2012, our principal commitments consisted of $1.8 million in real property and equipment operating leases. These leases expire at various times through May 2017. Additionally, we had $1.3 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of up to twenty-four months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to purchase equipment and other assets to support our growth.

As of December 31, 2012, we have outstanding guarantees totaling $0.3 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. These guarantees were secured by a $1.3 million unsecured line of credit.

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

Foreign Currency Fluctuations. While a significant portion of our revenue and a majority of our expenses are transacted in United States dollars, we operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Specifically, we enter into revenue and expense transactions denominated in other currencies, primarily the Euro and the British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses), included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations, are primarily due to fluctuations in the Euro and the British Pound and are a loss of $0.2 million and a gain of $16,000 in the three months ended December 31, 2012 and 2011, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

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

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three months ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On December 4, 2012, Qexez, LLC, a non-practicing entity, filed a complaint against us in the Eastern District of Texas alleging that our technology infringes U.S. patent number 7,596,373. This entity is the assignee of this patent. We have not yet been served with this complaint. The complaint seeks an unspecified amount of damages and injunctive relief. Due to the preliminary nature of this litigation, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any, in connection with this complaint.

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters — consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement — will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. No amount has been accrued as of December 31, 2012 since we believe that our liability, if any, is not probable and cannot be reasonably estimated..

Warranties

Our products are generally warranted to perform for a period of one year. In the event there is a failure of such products, we generally are obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of December 31, 2012, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

We do not generally indemnify our customers against legal claims that our services infringe third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that could subject us to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and we are not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of December 31, 2012.

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

•                 Fluctuations in foreign currency exchange rates;

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

•                  The timing and amount of engagement services revenue, which is difficult to predict because of its dependence on the number of engagements in any given period, the non-recurring nature of these engagements, the size of these engagements, and the seasonal nature of these engagements;

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

Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales and cash balances in Europe, as well as non-United States dollar denominated operating expenses incurred throughout the world. As was the case in fiscal 2012, volatility of foreign currencies relative to the United States dollar may adversely affect the United States dollar value of our foreign currency-denominated cash, sales and earnings.

International sales were approximately 46% and 47% of our net revenue for the three months ended December 31, 2012 and 2011, respectively. We expect to continue to commit significant resources to our international activities. Economic conditions in Europe are currently challenging and it is possible that revenues from European customers could be adversely affected in future periods. Conducting international operations also subjects us to risks we do not face in the United States, including:

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

•                  Difficulties in establishing and enforcing our intellectual property rights in some countries; and

•                  Political or economic instability, war or terrorism in some of the countries where we do business.

The success of our business depends on maintaining a large customer base, either by customers renewing their subscriptions for our products and services and purchasing additional products and services or by obtaining new customers.

To maintain and grow our revenue, we must maintain or increase the overall size of our customer base, through maintaining high customer renewal rates, obtaining new customers for our products and services, and selling additional products and services to existing customers. Our customers have no obligation to renew our products and services after their contract term and, therefore, they could cease using our products and services at any time. In addition, customers that renew may contract for fewer products and services or at lower prices. Further, our customers may reduce their usage levels of our products and services during the term of their subscription. The size of our customer base, usage and prices may decline as a result of a number of factors, including competition, consolidations in the Internet or mobile industries or if a significant number of our customers cease operations.

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

Revenue from our mobile cloud products and services was $17.5 million, or 52% of total revenue, for the three months ended December 31, 2012. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; customer acceptance of installed systems licenses; the variability of timing and amount of systems licenses arrangements; developing products responsive to the rapidly changing technology in the mobile market; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. These products and services are typically purchased by large telecommunication network providers and enterprise customers that can have longer sales cycles. Our business and our operating results could be harmed if we experience declines in revenue from our mobile cloud products and services.

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

Our operations and performance depend significantly on global economic conditions, especially in the United States and Europe. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to reduce spending in response to negative financial news, legislative issues such as the debt ceiling and income tax rates, a decline in consumer confidence, quantitative easing of the monetary supply, and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in consumer and mobile demand also could have a variety of negative effects on our customers’ demand for our products and services. Other factors that could influence demand include labor and healthcare costs, access to credit, the housing markets effect on consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairment charges against our assets. In addition, real estate values across the United States have been adversely affected by the global economic downturn and tighter credit conditions, and we cannot assure you that the value of our building will not be affected by these or future conditions.

We may face difficulties assimilating, and may incur costs associated with, any acquisitions.

In October 2011, we completed our most recent acquisition, DeviceAnywhere. We have completed several acquisitions in the past, and as part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities, or may otherwise offer growth opportunities. The recent and future acquisitions could create risks for us, including:

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

•                  Potential impairment charges related to acquired assets;

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

Our ten largest customers accounted for approximately 31% of our net revenue for the three months ended December 31, 2012. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce the usage of our products and services and, therefore, continue to generate revenue in any future period. In addition, our customers may generally terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

While we have been profitable in recent years, we have incurred losses in prior fiscal years. As of December 31, 2012, we had an accumulated deficit of $80.4 million. If we are not able to maintain or increase our revenue, it may be difficult to sustain profitability. As of December 31, 2012, we had $8.2 million of net identifiable intangible assets and $111.2 million of goodwill. Annually we test our goodwill for impairment. Identifiable intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and could require us to record impairment charges against our goodwill and identifiable intangible assets. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. As a result of these and other conditions, we may not be able to sustain profitability in the future.

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

We may be unable to retain our key employees, namely our management team and experienced engineers, or to attract, assimilate or retain other highly qualified employees. Despite the current unemployment rate, there is substantial competition for highly skilled employees, especially in the San Francisco Bay area. If we fail to attract and retain key employees, our business could be harmed.

If the market does not accept our engagement services, our results of operations could be harmed.

Engagement services revenue represented approximately 8% of net revenue for the three months ended December 31, 2012. The market for these professional services is very competitive, and we experienced a decline in this revenue during the same period. Each engagement typically spans a period of less than twelve months and, therefore, it is more difficult for us to predict the amount of engagement services revenue recognized in any particular quarter. Our business and operating results could be harmed if we cannot maintain or increase our engagement services revenue.

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

We could also face competition from other companies which currently do not offer products and services similar to ours, but offer software or services related to Web analytics services, such as Webtrends, Adobe Systems (which acquired Omniture) and IBM (which acquired Coremetrics), and free services that measure Web site availability. In addition, companies that sell systems management software, such as BMC Software, Compuware, CA NSM, HP Software, Dell (which acquired Quest Software), Attachmate, Precise Software, and IBM’s Tivoli Unit, may decide to offer products and services similar to ours. While we have relationships with some of these companies, they could choose to develop products and services similar to ours or to offer our competitors’ services. Some of our existing and future competitors have or may have longer operating histories, larger customer bases, greater brand recognition in similar businesses, and significantly greater financial, marketing, technical and other resources. In addition, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, to adopt more aggressive pricing policies, and to devote substantially more resources to technology and systems development. Increased competition may result in price reductions, increased costs of providing our products and services and loss of market share, any of which could seriously harm our business. We may not be able to compete successfully against our current and future competitors.

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

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of public companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, analyst expectations and recommendations, announcements of events affecting other companies in the technology industry, currency fluctuations and general market events and conditions may cause the market price of our common stock to decline. In addition, because of our relatively low trading volume, and the fact that we only have 18.2 million shares outstanding at December 31, 2012, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

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

There can be no assurance or guarantee that any products, services or technologies that we are presently developing, or will develop in the future, will produce a competitive advantage for us or will result in intellectual property that is subject to legal protection under the laws of the United States or a foreign jurisdiction.

Others might bring infringement claims which could harm our business.

There is significant litigation involving patents and other intellectual property rights, especially in the technology and software industry. We could become subject to intellectual property infringement claims as our products and services overlap with competitive offerings. We have also just been named in a complaint brought by a non-practicing entity, as described in “Item 1 - Legal Proceedings.” In addition, we are, or could be, subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award, to develop non-infringing technology, obtain a license to use the infringed intellectual property, or cease selling the products and services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.

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

To increase sales worldwide, we must complement our direct sales force with relationships with other companies to help market and sell our products and services. We currently have relationships with several Open Application Performance Monitoring (“Open APM”) partners and SITE system resellers. Additionally, we have partner relationships to resell our Internet and mobile products. In the past, we have had to terminate relationships with some of our international resellers, and we may be required to terminate other reseller relationships in the future. If we are unable to maintain our existing marketing, reseller and distribution relationships, or fail to enter into additional relationships, we may have to devote substantially more resources to direct sales and marketing efforts, especially in foreign countries.

Our success will also depend in part on the ability of these companies to market and sell our products and services. Our existing relationships do not, and any future relationships may not, afford us any exclusive marketing, reseller or distribution rights. Therefore, these companies could reduce their commitment to us at any time in the future. Many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies generally may terminate their relationships with us, pursue other relationships with our competitors, or develop or acquire products or services that compete with our services. Therefore, these relationships may not result in additional customers or revenue.

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

Because our business is based on providing Internet and mobile cloud products and services, Internet and mobile networks must continue to be used as a means of business and communications. We believe that the use of Internet and mobile networks for conducting business could be hindered for a number of reasons, including, but not limited to:

•                  Security concerns related to information communicated over Internet and mobile networks, including the potential for fraud or theft of stored data and tracking of personal data;

•                  Inconsistent quality of service, including outages of popular Web sites, the Internet and mobile networks;

•                  Delay in the development or adoption of new standards;

•                  Inability to integrate business applications with Internet and mobile devices;

•                  The need to operate with multiple and frequently incompatible products and operating systems; and

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Consumer Protection Act and rules implemented by the Securities and Exchange Commission (“SEC”) and The Nasdaq Stock Market have imposed and will impose a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, including evaluation of internal controls, stockholder advisory votes and XBRL reporting. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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
101*

The following materials from Keynote’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 5th day of February 2013.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CURTIS H. SMITH
Curtis H. Smith
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer
(Principal Accounting Officer)