Form 10-Q
period 2013-03-31
KEYNOTE SYSTEMS INC
filed 2013-05-08
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of May 3, 2013
Common Stock, $.001 par value	18,448,775 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

(Unaudited)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,110	$28,956
Short-term investments	26,804	20,983
Total cash, cash equivalents and short-term investments	57,914	49,939
Accounts receivable, less allowance for doubtful accounts of $588 and $632, respectively, and less billing reserve of $171 and $150, respectively	15,492	17,395
Inventories	2,193	1,980
Deferred tax assets	5,287	6,076
Other current assets	3,456	2,776
Total current assets	84,342	78,166
Property, equipment and software, net	34,951	35,165
Goodwill	110,139	110,253
Identifiable intangible assets, net	7,686	9,060
Long-term deferred tax assets	32,320	33,392
Other long-term assets	998	929
Total assets	$270,436	$266,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,404	$2,393
Accrued expenses	9,810	11,301
Deferred revenue	14,158	15,626
Total current liabilities	26,372	29,320
Long-term income tax payable	3,409	3,376
Long-term deferred revenue	1,716	1,093
Other long-term liabilities	468	448
Total liabilities	31,965	34,237

Commitments and contingencies (see Note 16)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 18,448,775 and 17,936,383 shares issued and outstanding, respectively	19	18
Additional paid-in capital	319,762	316,125
Accumulated deficit	(80,092)	(82,358)
Accumulated other comprehensive loss	(1,218)	(1,057)
Total stockholders’ equity	238,471	232,728
Total liabilities and stockholders’ equity	$270,436	$266,965

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Subscriptions and services revenue	$26,087	$26,569	$54,680	$53,893
Systems licenses revenue	3,243	4,023	8,562	9,778
Net revenue (Note 4):	29,330	30,592	63,242	63,671
Costs and expenses:
Costs of revenue:
Direct costs of revenue — subscriptions and services	7,841	7,620	15,450	14,813
Direct costs of revenue — systems licenses	803	1,071	2,285	2,472
Development	4,990	4,688	9,828	9,067
Operations	2,995	2,667	5,744	5,163
Amortization of intangible assets — technology	383	525	908	990
Total costs of revenue	17,012	16,571	34,215	32,505
Sales and marketing	9,473	8,874	18,494	18,012
General and administrative	3,178	3,801	6,829	7,909
Change in estimated fair value of acquisition-related contingent consideration	—	—	—	(2,000)
Excess occupancy income	(556)	(388)	(1,072)	(738)
Amortization of intangible assets — other	168	969	466	1,779
Total costs and expenses	29,275	29,827	58,932	57,467
Income from operations	55	765	4,310	6,204
Interest income	32	39	57	85
Other income (expense), net	31	(51)	(133)	(37)
Income before benefit (provision) for income taxes	118	753	4,234	6,252
Benefit (provision) for income taxes	204	(419)	(1,968)	(1,797)
Net income	$322	$334	$2,266	$4,455

Net income per share:
Basic	$0.02	$0.02	$0.13	$0.26
Diluted	$0.02	$0.02	$0.12	$0.24
Shares used in computing basic and diluted net income per share:
Basic	18,174	17,376	18,066	17,335
Diluted	18,677	18,553	18,539	18,540

Cash dividends declared and paid per common share	$0.00	$0.06	$0.12	$0.12

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net income	$322	$334	$2,266	$4,455
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,553)	1,569	(170)	(160)
Unrealized gain on available-for-sale investments	5	67	17	119
Tax expense on unrealized gain on available-for-sale investments	(5)	—	(8)	—
Total other comprehensive income (loss)	(1,553)	1,636	(161)	(41)
Total comprehensive income (loss)	$(1,231)	$1,970	$2,105	$4,414

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$2,266	$4,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,973	2,704
Stock-based compensation	2,541	2,872
Amortization of identifiable intangible assets	1,374	2,769
Deferred tax expense	1,850	1,523
Charges to bad debt and billing reserves	210	233
Amortization of debt investment premium	20	199
Change in estimated fair value of acquisition-related contingent consideration	—	(2,000)
Amortization of prepaid tax asset	—	65
Loss on disposal of equipment	15	9
Changes in operating assets and liabilities:
Accounts receivable	1,703	(2,103)
Inventories	(224)	(542)
Other assets	(756)	(489)
Accounts payable and accrued expenses	(1,474)	425
Deferred revenue	(823)	(4,004)
Net cash provided by operating activities	9,675	6,116
Cash flows from investing activities:
Purchases of property, equipment and software	(2,723)	(3,247)
Acquisition of Mobile Complete, Inc. (Note 3)	—	(60,000)
Maturities and sales of short-term investments	15,320	5,363
Purchases of short-term investments	(21,147)	(1,649)
Net cash used in investing activities	(8,550)	(59,533)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	3,255	1,466
Cash dividends declared and paid	(2,158)	(2,081)
Net cash provided by (used in) financing activities	1,097	(615)
Effect of exchange rate changes on cash and cash equivalents	(68)	81
Net change in cash and cash equivalents	2,154	(53,951)
Cash and cash equivalents at beginning of the period	28,956	85,573
Cash and cash equivalents at end of the period	$31,110	$31,622
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$377	$20
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$669	$327

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

Basis of Presentation

The accompanying condensed consolidated balance sheets, and condensed consolidated statements of operations, comprehensive income and cash flows, reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2013, and the results of operations and cash flows for the interim periods ended March 31, 2013 and 2012.

The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances have been eliminated in consolidation. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates made in preparing the condensed consolidated financial statements relate to revenue recognition, the allowance for doubtful accounts and billing reserve, the fair value of assets acquired and liabilities assumed in a business combination, useful lives of property, equipment, software and identifiable intangible assets, asset impairments, the fair value of awards granted under the Company’s stock-based compensation plans and valuation allowances against deferred tax assets. Actual results could differ from those estimates, and such differences may be material to the financial statements.

Summary of Significant Accounting Policies and Recent Accounting Pronouncements

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, that requires entities to report information on reclassifications out of accumulated other comprehensive income in a new format, but will not require entities to report information that is not currently required to be disclosed elsewhere in the financial statements under GAAP. ASU 2013-02 will be effective for the Company beginning October 1, 2013.

Correction to Provision for Income Taxes

During the first quarter of fiscal 2013, the Company identified additional income tax expense of $481,000 related to tax benefits that were inappropriately recognized in fiscal 2012 and fiscal 2011 due to limitations imposed by Internal Revenue Code Section 162(m). The amounts related to fiscal 2012 and fiscal 2011 were $364,000 and $117,000, respectively. Management believes the impact of this error, both individually and in the aggregate, to the fiscal year ended September 30, 2013 and to prior fiscal and interim periods is not material and corrected such aggregate amounts in the first quarter of fiscal 2013.

(2) Net Income Per Share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, purchase rights under the employee stock purchase plan and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the Treasury Stock Method. Under the Treasury Stock Method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Net income	$322	$334	$2,266	$4,455
Denominator:
Weighted average shares outstanding	18,174	17,376	18,066	17,335
Effect of dilutive securities	503	1,177	473	1,205
Weighted average shares—diluted	18,677	18,553	18,539	18,540
Net income per share:
Basic	$0.02	$0.02	$0.13	$0.26
Diluted	$0.02	$0.02	$0.12	$0.24

For the three months ended March 31, 2013 and 2012, there were 0.1 million and 0.3 million, respectively, shares of potentially dilutive securities excluded from the computation of diluted net income per share because their effect would be antidilutive. Potentially dilutive securities representing zero and 0.3 million shares of common stock for the six months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted net income per share for these periods because their effect would be antidilutive.

(3) Business Combination

On October 18, 2011, the Company acquired Mobile Complete, Inc., doing business as DeviceAnywhere (“DeviceAnywhere”). DeviceAnywhere developed an enterprise-class, cloud-based mobile application lifecycle management testing and quality assurance platform. DeviceAnywhere’s products and services complement and expand the Company’s market for testing and monitoring the functionality, usability, performance and availability of mobile applications and mobile Web sites. The acquisition date fair value of consideration transferred, assets acquired and liabilities assumed are presented below and represent our best estimates.

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

In preparing the preliminary purchase price allocation as of the acquisition date, management estimated the fair value of the acquisition-related contingent consideration based on the estimated level of achievement of the 2011 earnout and 2012 earnout. As a result, a $2.0 million liability was recorded at the acquisition date for the fair value of the acquisition-related contingent consideration. Any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the estimate of revenues and EBITDA that are expected to be achieved, are recognized in earnings in the period the estimated fair value changes. In the quarter ended December 31, 2011, the Company concluded that the targets for both the 2011 earnout and the 2012 earnout would not be met and the former stockholders of DeviceAnywhere would not receive any acquisition-related contingent consideration. Accordingly, during the first quarter of fiscal 2012, the Company reversed the previously estimated liability and recorded a $2.0 million benefit in its operating results due to the change in the fair value of acquisition-related contingent consideration.

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

(4) Revenue Recognition

Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Internet:
Web measurement subscriptions	$9,489	$8,267	$19,007	$16,386
Other subscriptions	2,907	3,269	7,027	7,564
Engagements	2,637	2,821	5,400	5,911
Internet net revenue	15,033	14,357	31,434	29,861
Mobile:
Subscriptions	6,145	6,206	11,791	11,799
Ratable licenses	224	980	621	2,563
Systems licenses	3,243	4,023	8,562	9,778
Maintenance and support	4,685	5,026	10,834	9,670
Mobile net revenue	14,297	16,235	31,808	33,810
Net revenue	$29,330	$30,592	$63,242	$63,671

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

The Company also sells monitoring systems to mobile network operators and monitoring and testing systems to enterprise mobile customers under licensing arrangements. Licensing arrangements with mobile customers typically include software licenses, hardware, consulting services to configure the systems (installation), post contract support (maintenance) services, training services and other consulting services associated with the Company’s System Integrated Test Environment (“SITE”) system, TCE Automation and TCE Monitoring products and services. Licensing arrangements consist of Ratable Licenses (which consists of SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal 2011, which is when new accounting guidance for revenue recognition was adopted), Systems Licenses (which consists of the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which consists of all other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone mobile consulting services agreements and maintenance agreement renewals).

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

•             Delivery of the product or service. Customers are provided with access to the subscription based services at the beginning of the arrangement term. Subscription services are generally delivered over the period of the subscription with the customer having flexibility to define and change measurements with respect to the type, frequency, location and complexity of each measurement. Engagement services are considered delivered when the services are performed or the contractual milestones are completed. System licensing arrangements, excluding maintenance, are considered delivered when all elements of the arrangement have either been delivered or accepted, if acceptance language exists.

•             Fee is fixed or determinable. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard.

•             Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, revenue is deferred and recognized upon cash collection.

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

Direct Costs of Revenue — Systems Licenses includes the material and labor costs of systems hardware to be installed as part of a systems license arrangement and related software royalty fees.

Deferred Revenue is comprised of all unearned revenue that has been collected in advance and is recorded on the balance sheets until the revenue is earned. Any accounts receivable with associated deferred revenue reduces the reported balance of both accounts receivable and deferred revenue. Short-term deferred revenue represents the unearned revenue that has been collected in advance that will be earned within twelve months of the balance sheet date. Correspondingly, long-term deferred revenue represents the unearned revenue that will be earned after twelve months from the balance sheet date.

(5)  Concentration of Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Credit risk is concentrated in North America and Europe, but also exists in other regions of the world such as Asia, the Middle East, Africa and South America.

No single customer accounted for more than 10% of net revenue in the three and six month periods ended March 31, 2013. One customer accounted for 12% of net revenue for the three months ended March 31, 2012 and no single customer accounted for more than 10% of net revenue for the six months ended March 31, 2012.  No customer accounted for more than 10% of the Company’s net accounts receivable at March 31, 2013. One customer accounted for 12% of the Company’s net accounts receivable at September 30, 2012.

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

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	March 31, 2013
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$18,456	$—	$—	$18,456	$—
Level 1
Corporate and municipal bonds	7,247	18	(3)	—	7,262
Money market funds	3,816	—	—	3,816	—
Government agencies	3,696	—	—	—	3,696
	14,759	18	(3)	3,816	10,958
Level 2
Commercial paper	18,476	3	—	8,838	9,641
Corporate and municipal bonds	3,701	2	—	—	3,703
U.S. Treasuries	2,499	3	—	—	2,502
	24,676	8	—	8,838	15,846
Total	$57,891	$26	$(3)	$31,110	$26,804

	September 30, 2012
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$18,537	$—	$—	$18,537	$—
Level 1
Corporate bonds	4,058	6	—	—	4,064
Government agencies	5,326	1	(2)	—	5,325
Money market funds	7,544	—	—	7,544	—
	16,928	7	(2)	7,544	9,389
Level 2
Commercial paper	11,964	2	(1)	2,875	9,090
U.S. Treasuries	2,501	3	—	—	2,504
	14,465	5	(1)	2,875	11,594
Total	$49,930	$12	$(3)	$28,956	$20,983

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

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the condensed consolidated statement of operations. The Company considers factors such as the length of time an investment’s fair value has been below cost, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. There were no impairment charges recorded in the three and six month periods ended March 31, 2013 and 2012.

Contractual maturities of available-for-sale securities at March 31, 2013 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$12,351	$12,355
Due in less than two years	2,312	2,312
Due in less than three years	12,118	12,137
Total	$26,781	$26,804

(7) Consolidated Financial Statement Details

The following tables present the Company’s condensed consolidated financial statement details (in thousands):

Other Current Assets

	March 31, 2013	September 30, 2012
Prepaid expenses	$2,798	$2,231
Security deposits, advances, and interest receivable	184	247
Income tax receivable	240	152
Deferred costs of revenue	22	25
Other assets	212	121
Total	$3,456	$2,776

Property, Equipment and Software

	March 31, 2013	September 30, 2012
Land	$14,150	$14,150
Computer equipment and software	41,266	39,059
Building and building improvements	22,623	22,431
Furniture and fixtures	2,349	2,306
Leasehold improvements	1,281	1,254
Construction in progress	460	262
	82,129	79,462
Less accumulated depreciation and amortization	(47,178)	(44,297)
Total	$34,951	$35,165

Other Long-Term Assets

	March 31, 2013	September 30, 2012
Prepaid expenses	$645	$437
Deposits	85	160
Deferred costs of revenue	18	43
Tenant rent receivable	250	289
Total	$998	$929

Accrued Expenses

	March 31, 2013	September 30, 2012
Accrued employee compensation	$5,385	$6,460
Income and other taxes	1,055	1,379
Accrued audit and professional fees	629	934
Other accrued expenses	2,741	2,528
Total	$9,810	$11,301

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

During the quarter ended March 31, 2013, the Company concluded that there were no triggering events which would require an impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and operating cash flows during the period. The Company is continuing to monitor the need to perform an impairment analysis in light of current economic factors as well as the recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis to determine if an impairment charge should be recorded to write down goodwill to its fair value.

The following table presents the changes in goodwill during the six months ended March 31, 2013 (in thousands):

September 30, 2012 balance	$110,253
Translation adjustments	(114)
March 31, 2013 balance	$110,139

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

The components of identifiable intangible assets are as follows (in thousands):

	Technology	Customer Based	Trademark	Covenant	Backlog	Total
As of March 31, 2013:
Gross carrying value	$10,268	$3,822	$1,729	$332	$2,796	$18,947
Accumulated amortization	(5,642)	(1,851)	(795)	(177)	(2,796)	(11,261)
Net carrying value	$4,626	$1,971	$934	$155	$—	$7,686
As of September 30, 2012:
Gross carrying value	$10,268	$3,822	$1,729	$332	$2,796	$18,947
Accumulated amortization	(4,734)	(1,634)	(726)	(127)	(2,666)	(9,887)
Net carrying value	$5,534	$2,188	$1,003	$205	$130	$9,060

Amortization of technology is recorded to costs of revenue. Amortization of all other identifiable intangible assets is recorded to operating expenses. The following table presents amortization of identifiable intangible assets for the three and six months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Amortization of intangible assets — technology	$383	$525	$908	$990
Amortization of intangible assets — other	168	969	466	1,779
Total amortization of intangible assets	$551	$1,494	$1,374	$2,769

The estimated future amortization expense for identifiable intangible assets as of March 31, 2013 was as follows (in thousands):

Fiscal
2013 (remaining six months)	$959
2014	1,918
2015	1,768
2016	1,761
2017	961
Thereafter	319
Total	$7,686
Weighted average remaining useful lives as of March 31, 2013 (years)	2.6

(10) Lease Abandonment Accrual

The Company leased a facility in New York under an operating lease that originally expired in October 2015. The Company ceased using the facility in the fourth quarter of fiscal 2009 and recorded lease abandonment expense of $0.6 million related to its discontinued use of this facility. Effective October 1, 2009, the Company subleased the facility to a third party for the remainder of its original lease term.

On January 31, 2013, the Company entered into a “Termination of Lease Agreement” with the landlord of the facility in New York whereby the lease agreement terminated on January 31, 2013.  In exchange for immediate release from obligations under the lease, the Company was required to pay the landlord a termination fee of $300,000 and record lease termination expenses of $53,000.

(11)      Stock-Based Compensation

1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (“Incentive Plan”), which as amended by shareholder approval will expire on December 31, 2015. As of March 31, 2013, the Company was authorized to issue up to approximately 3.4 million shares of common stock under its Incentive Plan. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. Restricted Stock Units (“RSUs”) generally vest in full either three years or four years from the date of grant. Options expire ten years after the date of grant. Approximately 1.3 million shares were available for future grants under the Incentive Plan as of March 31, 2013.

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

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”) which, as amended by shareholder approval, will expire on June 28, 2019. As of March 31, 2013, the Company had reserved a total of approximately 0.2 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

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

Recipients of RSU awards generally must remain employed by the Company on a continuous basis through the end of the applicable performance period in order to receive any portion of the shares subject to the award. RSUs do not have dividend equivalent rights and do not have the voting rights of common stock until earned and issued following the end of the applicable performance period. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards that are expected to be earned.

The fair value of each RSU was estimated on the date of grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for each RSU granted under the Incentive Plan were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Volatility	43.7%	48.3%	45.8%	55.1%
Risk free interest rate	0.2%	0.6%	0.3%	0.7%
Expected life (in years)	2.2	3.0	2.4	3.5
Dividend yield	1.6%	1.2%	1.7%	1.1%

A summary of RSU activity under the Company’s Incentive Plan for the six months ended March 31, 2013 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	722	$19.22
Granted	165	15.24
Vested	(238)	22.25
Cancelled	(71)	20.06
Outstanding at March 31, 2013*	578	$16.74

*        Included in the total outstanding RSU balance at March 31, 2013, are 53,000 Performance Stock Units (“PSUs”). Each PSU award reflects a target number of shares that may be issued to the award recipient before adjusting for performance conditions. The vesting period and/or the actual number of shares the PSU recipient receives is based on pre-established targets such as net revenue and operating results.

As of March 31, 2013, there was $7.8 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

A summary of option activity under the Company’s Incentive Plan for the six months ended March 31, 2013 is presented below (in thousands, except per share and term amounts):

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,698	$12.00	3.5
Granted	—	—
Exercised	(192)	11.96
Forfeited or canceled	—	—
Outstanding at March 31, 2013	1,506	$12.00	3.0	$2,719
Vested and expected to vest	1,506	$12.00	3.0	$2,719
Exercisable at March 31, 2013	1,506	$12.00	3.0	$2,719

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on March 31, 2013.

Employee Stock Purchase Plan

The Purchase Plan provides for twenty-four month offering periods which consist of four six-month purchase periods. The six-month purchase periods end on the earlier of January 31st and July 31st of each year or the last business day prior to those dates. The fair value of each stock purchase right is estimated on the first day of the offering period using the Black-Scholes option pricing model.

Weighted-average assumptions for stock purchase rights under the Purchase Plan were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Volatility	39.2%	50.3%	39.2%	50.6%
Risk free interest rate	0.2%	0.3%	0.2%	0.3%
Expected life (in years)	1.3	1.3	1.3	1.3
Dividend yield	1.6%	1.4%	1.6%	1.4%

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

Stock-Based Compensation Expense

The following table provides a summary of the stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Direct costs of revenue — subscriptions and services	$165	$203	$241	$369
Development	291	375	563	680
Operations	154	160	282	303
Sales and marketing	346	519	803	950
General and administrative	246	287	652	570
Total	$1,202	$1,544	$2,541	$2,872

(12) Dividends

During the six months ended March 31, 2013 and the year ended September 30, 2012, the Company declared and paid the following cash dividends (in thousands, except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2013
December 1, 2012	December 15, 2012	$0.06	$1,078
December 21, 2012	December 31, 2012	0.06	1,080

Fiscal 2012
December 1, 2011	December 15, 2011	0.06	1,038
March 1, 2012	March 15, 2012	0.06	1,043
June 1, 2012	June 15, 2012	0.06	1,050
September 1, 2012	September 15, 2012	$0.06	$1,076

In January 2013, the Company announced a cash dividend of $0.07 per common share payable to stockholders of record as of June 1, 2013. The cash dividend is to be paid on or about June 15, 2013. In the future, the Company intends to pay a similar dividend on a quarterly basis; however, its ability to do so will be affected by its future results of operations, financial position and various other factors that may affect its overall business.

(13) Comprehensive Income (Loss) and Foreign Currency Translation

The components of comprehensive income (loss) consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries, primarily the Company’s German subsidiary, not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the condensed consolidated statements of operations as incurred and were $31,000 and $(133,000) for the three and six months ended March 31, 2013 and were $(51,000) and $(35,000) for the three and six months ended March 31, 2012, respectively.

The components of accumulated other comprehensive income (loss) in the equity section of the balance sheets are as follows (in thousands):

	March 31, 2013	September 30, 2012
Net unrealized gain on short-term investments	$15	$6
Cumulative foreign currency translation loss	(1,233)	(1,063)
Accumulated other comprehensive loss	$(1,218)	$(1,057)

The Company has recorded deferred taxes on the unrealized gains on its investments of $8,000 and zero at March 31, 2013 and September 30, 2012, respectively. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest indefinitely the undistributed earnings of its foreign subsidiaries to which the foreign currency translation relates.

(14) Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related expenses, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% prior to January 1, 2012 and 65% subsequent to that date. Rental income was approximately $0.9 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. Rental income was approximately $1.8 million and $1.5 million for the six months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company had leased space to 16 tenants, of which 15 had noncancellable operating leases, which expire on various dates through 2018. At March 31, 2013, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal
2013 (remaining six months)	$1,220
2014	2,720
2015	1,767
2016	899
2017	409
Thereafter	240
Total future minimum rents receivable	$7,255

(15) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was (173) %, or a benefit, and 56%, respectively. The rate for the three months ended March 31, 2013 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings and enacted tax rates.  Additionally, on January 2, 2013, The American Taxpayer Relief Act of 2012 became law and extended the research credit to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, the Company recognized a benefit of approximately $0.3 million for qualifying amounts incurred during fiscal 2012. The rate for the three months ended March 31, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings and enacted tax rates.

The Company’s effective tax rate for the six months ended March 31, 2013 and 2012 was 46% and 29%, respectively. The rate for the six months ended March 31, 2013 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings and enacted tax rates.   Additionally, the effective tax rate was 11% higher than the statutory rate due to recording the effects of Section 162(m) limitations on deferred tax assets that should have been recorded in fiscal 2011 and 2012 (see Note 1).  This was partially offset by the $0.3 million benefit discussed above related to the research credit for qualifying amounts incurred during fiscal 2012.  The rate for the six months ended March 31, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction in that period.

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

As of March 31, 2013, the total amount of gross unrecognized benefits related to uncertain tax positions was $8.3 million. Included in this balance was approximately $6.6 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

The Company’s 2006 through 2009 German income tax returns are being audited by the German tax authorities. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of this audit will have no material adverse effects on its results of operations or financial condition.

It is possible that the amount of liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audit in Germany, may change within the next twelve months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions may continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties accrued during the six months ended March 31, 2013 was $0.1 million.

As of March 31, 2013, the fiscal tax years that remain subject to examination in the Company’s major tax jurisdictions are:

Jurisdiction	Open Tax Years
United States—Federal	1997 through 2011
United States—California	2000 through 2011
Germany	2006 through 2011

(16) Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through March 2018. As of March 31, 2013, future minimum payments under these operating leases were as follows (in thousands):

Fiscal
2013 (remaining six months)	$390
2014	336
2015	287
2016	233
2017	196
Thereafter	61
Total minimum lease payments	$1,503

Rent expense was approximately $0.4 million for both the three months ended March 31, 2013 and 2012. Rent expense was approximately $0.7 million for both the six months ended March 31, 2013 and 2012.

Commitments

As of March 31, 2013, the Company had $1.0 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of up to twenty-one months and become due if the Company terminates any of these agreements prior to their expiration.

As of March 31, 2013, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.2 million to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit in the amount of $1.3 million.

Legal Proceedings

On December 4, 2012, Qexez, LLC, a non-practicing entity, filed a complaint against the Company in the Eastern District of Texas alleging that the Company’s technology infringes U.S. patent number 7,596,373. This entity is the assignee of this patent. The Company filed a motion to dismiss and motion to strike.  In response, Plaintiff filed an amended complaint, to which the Company will respond.  The amended complaint seeks an unspecified amount of damages and injunctive relief. Due to the preliminary nature of this litigation, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters — consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement — will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. No amount has been accrued as of March 31, 2013 since the Company believes that the liability, if any, is not probable and cannot be reasonably estimated.

Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of March 31, 2013 and September 30, 2012, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2013.  The Company also indemnifies its officers and directors pursuant to a standard form of indemnification agreement.

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

Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
United States	$17,202	$16,203	$35,460	$33,705
Europe*	6,359	8,370	15,725	15,630
Other*	5,769	6,019	12,057	14,336
Net revenue	$29,330	$30,592	$63,242	$63,671

*            No individual country represented more than 10% of net revenue for the three and six months ended March 31, 2013 and 2012.

Information regarding geographic areas in which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	March 31, 2013	September 30, 2012
United States	$33,314	$33,583
Germany	1,609	1,563
Other	28	19
Total	$34,951	$35,165

(18)      Subsequent Events

In April 2013, the Company announced that its Board of Directors authorized the repurchase of up to $10 million of the Company’s outstanding shares of common stock.  The shares may be purchased from time to time for a period of twelve months.  The timing, price and quantity of purchases will be at the discretion of the Company and the program may be discontinued or suspended at any time.

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

Overview

Keynote is a leading global provider of mobile and Web cloud testing and monitoring services. We maintain one of the world’s largest on-demand quality testing and performance monitoring networks comprised of approximately 7,000 measurement computers and mobile devices in over 300 locations covering 180 countries. Our global network enables our customers to continuously test, monitor and assure the online and mobile experience. We offer a robust portfolio of cloud products and services to optimize the end-user customer experience to world-class telecommunications and enterprise customers, representing a broad cross-section of industries. Our cloud products and services are grouped into three categories: Internet, Enterprise Mobile and Telecommunications Mobile.

We deliver our products and services primarily through a cloud-based model on a subscription basis (also referred to as Software-as-a-Service, or SaaS). Subscription fees range from monthly to multi-year commitments and vary based on the type of service selected, the number of measurements, transactions or devices monitored, the number of measurement locations and/or appliances, the frequency of the measurements, the communication protocols or services measured, privacy settings and any additional features ordered. Our System Integrated Test Environment (“SITE”) and Test Center Enterprise (“TCE”) systems, which include software and hardware, usually are offered via a software license fee model that is bundled with ongoing maintenance and support. Our engagement services, or professional services, complement and support our cloud products and services. Our engagement services provide our customers with a deeper and qualitative perspective of their performance data.

Our net revenue decreased by $0.5 million, or 1%, from $63.7 million for the six months ended March 31, 2012 to $63.2 million for the six months ended March 31, 2013. Our net income decreased by $2.2 million from net income of $4.5 million for the six months ended March 31, 2012 to net income of $2.3 million for the six months ended March 31, 2013. The decrease in net revenue is primarily attributable to a $2.0 million decrease in Mobile net revenue, partially offset by a $1.5 million increase in Internet net revenue for the six months ended March 31, 2013 compared to the six months ended March 31, 2012.  Total costs and expenses increased $1.4 million from $57.5 million for the six months ended March 31, 2012 to $58.9 million for the six months ended March 31, 2013, primarily due to the benefit recorded in the prior year’s period of $2.0 million for the change in fair value of acquisition-related contingent consideration.

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

•                 Growing our overall customer base and cross-selling our products within our existing customer base to support the growth of our revenue; and

•                 Controlling expenses in fiscal 2013 to maintain profitability, particularly because of the economic uncertainties that continue to exist, project acceptance volatility that can affect the timing of revenue recognition and the costs we are incurring to take advantage of growth opportunities, especially our investment in salespeople.

Refer to “Results of Operations,” “Non-GAAP Financial Measures,” “Liquidity and Capital Resources,” and “Commitments” elsewhere in this section and the “Risk Factors” section for a further discussion of the risks, uncertainties and trends in our business.

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

We believe that there have been no significant changes during the six months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2012 Annual Report on Form 10-K.  On October 1, 2012, we adopted an accounting pronouncement on fair value measurements that are estimated using significant unobservable (Level 3) inputs, as well as an accounting pronouncement on the presentation of other comprehensive income. There have been no other changes in our critical accounting policies since the end of fiscal 2012.

Results of Operations

The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Subscriptions and services revenue	88.9%	86.8%	86.5%	84.6%
Systems licenses revenue	11.1	13.2	13.5	15.4
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Costs of revenue:
Direct costs of revenue — subscriptions and services	26.8	24.9	24.5	23.3
Direct costs of revenue — systems licenses	2.7	3.5	3.6	3.8
Development	17.0	15.3	15.5	14.2
Operations	10.2	8.7	9.1	8.1
Amortization of intangible assets — technology	1.3	1.7	1.4	1.6
Sales and marketing	32.3	29.1	29.2	28.4
General and administrative	10.8	12.4	10.8	12.4
Change in fair value of acquisition-related contingent consideration	—	—	—	(3.1)
Excess occupancy income	(1.9)	(1.3)	(1.7)	(1.2)
Amortization of intangible assets — other	0.6	3.2	0.8	2.8
Total costs and expenses	99.8	97.5	93.2	90.3
Income from operations	0.2	2.5	6.8	9.7
Interest income and other, net	0.2	—	(0.1)	0.1
Income before benefit (provision) for income taxes	0.4	2.5	6.7	9.8
Benefit (provision) for income taxes	0.7	(1.4)	(3.1)	(2.8)
Net income	1.1%	1.1%	3.6%	7.0%

The dollar amounts in the tables in this and the following sections are in thousands unless otherwise indicated.

Net Revenue

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Internet:
Web Measurement Subscriptions	$9,489	$8,267	15%	$19,007	$16,386	16%
Other Subscriptions	2,907	3,269	(11)	7,027	7,564	(7)
Engagements	2,637	2,821	(7)	5,400	5,911	(9)
Total Internet net revenue	15,033	14,357	5	31,434	29,861	5
Mobile:
Subscriptions	6,145	6,206	(1)	11,791	11,799	—
Ratable Licenses	224	980	(77)	621	2,563	(76)
Systems Licenses	3,243	4,023	(19)	8,562	9,778	(12)
Maintenance and Support	4,685	5,026	(7)	10,834	9,670	12
Total Mobile net revenue	14,297	16,235	(12)	31,808	33,810	(6)
Net revenue	$29,330	$30,592	(4)%	$63,242	$63,671	(1)%

Mobile net revenue by customer type:
Enterprise	5,416	5,884	(8)%	10,665	11,827	(10)%
Telecommunications	8,881	10,351	(14)	21,143	21,983	(4)
Total Mobile net revenue	$14,297	$16,235	(12)%	$31,808	$33,810	(6)%

Subscription revenue is reflected in the above table as Web Measurement Subscriptions (which includes Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which includes all other Internet subscription products and services) and Mobile Subscriptions (which includes GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, TCE Interactive and Test Center Developer products and services). Licensing arrangements for monitoring and testing systems are reflected in the above table as Ratable Licenses (which includes SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal 2011, which is when new accounting guidance for revenue recognition was adopted), Systems Licenses (which includes the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which includes all the other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone consulting services agreements and maintenance agreement renewals).

Internet Net Revenue.  Internet net revenue increased by $0.7 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Internet net revenue represented 51% and 47% of net revenue for the three months ended March 31, 2013 and 2012, respectively. The increase in Internet net revenue for the three months ended March 31, 2013 was mainly attributable to an increase of $1.2 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers performed to test their Web sites, partially offset by a $0.3 million decrease in our Internet Subscriptions Other due to reductions in LoadPro engagements and a $0.2 million decrease in Internet Engagements (also referred to as professional services) due to lower demand for customer experience management (“CEM”) engagements.

Internet net revenue increased by $1.6 million for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. Internet net revenue represented 50% and 47% of net revenue for the six months ended March 31, 2013 and 2012, respectively. The increase in Internet net revenue for the six months ended March 31, 2013 was mainly attributable to an increase of $2.6 million in our Internet Web Measurement Subscriptions primarily due to an increase in the number of measurements that our customers are performing to test their Web sites, partially offset by a decrease of $0.5 million in our Internet Subscriptions Other due to reductions in LoadPro engagements and a decrease of $0.5 million in our Engagements due to lower demand for CEM engagements.

Mobile Net Revenue.  Mobile net revenue decreased by $1.9 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Mobile net revenue represented 49% and 53% of net revenue for the three months ended March 31, 2013 and 2012, respectively. The decrease in Mobile net revenue for the three months ended March 31, 2013 was mainly attributable to a $0.8 million decrease in Ratable Licenses revenue due to the change in revenue recognition guidance at the beginning of fiscal 2011 and a $0.8 million decrease in Systems Licenses revenue due to four large projects that were expected to be accepted in the second quarter of fiscal 2013 that were not accepted due to customer specific issues. Additionally, Maintenance and Support decreased by $0.3 million due to a large maintenance contract that was fully recognized at the end of the maintenance term in the second quarter of fiscal 2012 and recognized ratably in fiscal 2013 due to the terms of the arrangement.

Mobile net revenue decreased by $2.0 million for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. Mobile net revenue represented 50% and 53% of net revenue for the six months ended March 31, 2013 and 2012, respectively. The decrease in Mobile net revenue for the six months ended March 31, 2013 was mainly attributable to a $1.9 million decrease in Ratable License revenue due to the change in revenue recognition guidance at the beginning of fiscal 2011 and a $1.2 million decrease in System Licenses due to the large projects that were not accepted by the end of the second quarter of fiscal 2013 described above.  These decreases were partially offset by a $1.2 million increase in Maintenance and Support due to an  increase in systems under maintenance agreements and increased DemoAnywhere revenue.

No single customer accounted for more than 10% of net revenue in the three and six month periods ended March 31, 2013. One customer accounted for 12% of net revenue for the three months ended March 31, 2012 and no single customer accounted for more than 10% of net revenue for the six months ended March 31, 2012.  No customer accounted for more than 10% of our net accounts receivable at March 31, 2013. One customer accounted for 12% of our net accounts receivable at September 30, 2012.

International sales, principally in Europe, were approximately 41% and 44% of net revenue for the three and six months ended March 31, 2013, respectively, and were approximately 47% of net revenue for both the three and six months ended March 31, 2012, respectively.

Direct Costs of Net Revenue

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Direct costs of revenue —subscriptions and services	$7,841	$7,620	3%	$15,450	$14,813	4%
Direct costs of revenue — systems licenses	$803	$1,071	(25)%	$2,285	$2,472	(8)%

Direct costs of revenue—subscriptions and services is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, and costs of supplies.

Direct costs of revenue — subscriptions and services increased $0.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and represented 30% and 29% of subscription and services revenue for the three months ended March 31, 2013 and 2012, respectively. The increase in direct costs of revenue — subscriptions and services was mainly attributable to additional telecommunication and network fees and equipment expenses due to higher monitoring volume associated with the increased subscriptions revenue.

Direct costs of revenue — subscriptions and services increased $0.6 million for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 and represented 28% and 27% of subscription and services revenue for the six months ended March 31, 2013 and 2012, respectively. The increase in direct costs of revenue — subscriptions and services was mainly attributable to $0.2 million of additional telecommunication and network fees, $0.2 million of equipment expenses due to higher monitoring volume associated with the increased subscriptions revenue and an increase of $0.2 million in personnel costs associated with additional headcount primarily focused on mobile products and services.

Direct costs of revenue — systems licenses include the material and labor costs of systems hardware to be installed as part of a systems license arrangement and related software royalty fees.

Direct costs of revenue — systems licenses decreased $0.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and represented 25% and 27% of systems licenses revenue for the three months ended March 31, 2013 and 2012, respectively. The decrease in direct costs of revenue — systems licenses was due to the lower system licenses revenue as compared to the same quarter last year.

Direct costs of revenue — systems licenses decreased $0.2 million for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 and represented 27% and 25% of systems licenses revenue for the six months ended March 31, 2013 and 2012, respectively. The decrease in direct costs of revenue — systems licenses was due to the lower system licenses revenue, partially offset by a higher hardware component of the systems licenses revenue.

Development

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Development	$4,990	$4,688	6%	$9,828	$9,067	8%

Development expenses consist primarily of employee compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel. Development costs increased $0.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was mainly attributable to higher personnel costs associated with additional headcount primarily focused on mobile products and services.

Development costs increased $0.8 million for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The increase was mainly attributable to higher personnel costs associated with additional headcount primarily focused on mobile products and services.

Operations

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Operations	$2,995	$2,667	12%	$5,744	$5,163	11%

Operations expenses consist primarily of employee compensation, including stock-based compensation and other benefits, for management and technical support personnel. Our operations personnel manage and maintain our field measurement and data collection network; provide basic and extended customer support; and ensure the reliability of our services. Operations expenses increased $0.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was mainly attributable to $0.2 million of equipment expenses related to our data network to support the higher subscriptions revenue and higher personnel costs to support our data network.

Operations expenses increased $0.6 million for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The increase was mainly attributable to $0.4 million of equipment expenses related to our data network to support the higher subscriptions revenue and $0.1million of higher personnel costs to support our data network.

Sales and Marketing

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Sales and marketing	$9,473	$8,874	7%	$18,494	$18,012	3%

Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses increased by $0.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  The increase was mainly attributable to higher personnel costs resulting from additional headcount in order to grow Mobile revenues.

Sales and marketing expenses increased by $0.5 million for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.  The increase was mainly attributable to higher personnel costs resulting from additional headcount in order to grow Mobile revenues.

General and Administrative

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
General and administrative	$3,178	$3,801	(16)%	$6,829	$7,909	(14)%

General and administrative expenses consist primarily of employee compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses decreased by $0.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  The decrease was mainly attributable to $0.3 million of transaction expenses in connection with the acquisition of DeviceAnywhere that was included in the prior year quarter that did not repeat in this quarter, lower stock-based compensation due to vesting of RSUs in July 2012, and lower rent expense due to moving the DeviceAnywhere employees into our headquarter building in January 2012.

General and administrative expenses decreased by $1.1 million for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.  The decrease was mainly attributable to $0.4 million of transaction expenses in connection with the acquisition of DeviceAnywhere that was included in the prior year six months ended March 31, 2012 that did not repeat in the six months ended March 31, 2013, lower stock-based compensation due to vesting of RSUs in July 2012, and lower rent expense due to moving the DeviceAnywhere employees into our headquarter building in January 2012.

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

Excess Occupancy Income

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Rental income	$(891)	$(779)	14%	$(1,765)	$(1,520)	16%
Related expenses	335	391	(14)%	693	782	(11)%
Excess occupancy income	$(556)	$(388)	43%	$(1,072)	$(738)	45%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related expenses, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The expenses associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was 75% prior to January 1, 2012 and 65% subsequent to that date. The square footage available for lease to third parties decreased because DeviceAnywhere employees and operations moved into our headquarters building in January 2012. The increase in excess occupancy income for the three and six months ended March 31, 2013 as compared to the three and six months ended March 31, 2012 was mainly attributable to new tenants occupying space in our building and annual tenant rent increases per the lease agreements.  Expenses were relatively consistent for the periods presented.

Amortization of Identifiable Intangible Assets

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Amortization of identifiable intangible assets — technology	$383	$525	(27)%	$908	$990	(8)%
Amortization of identifiable intangible assets — other	168	969	(83)%	466	1,779	(74)%
Total amortization of identifiable intangible assets	$551	$1,494	(63)%	$1,374	$2,769	(50)%

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

Amortization of identifiable intangible assets—technology and amortization of identifiable intangible assets—other decreased for the three and six months ended March 31, 2013 as compared to the three and six months ended March 31, 2012 as a result of the backlog component of the identifiable intangible assets recorded in connection with the acquisition of DeviceAnywhere being fully amortized over a one year period ending in October 2012 and an identifiable intangible asset related to mobile technology that is incorporated in our subscriptions products and services becoming fully amortized in January 2013.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. No events or circumstances were identified in the period ended March 31, 2013 indicating that the carrying amount of these assets may not be recoverable.

Interest Income and Other Income (Expense), Net

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Interest income	$32	$39	(18)%	$57	$85	(33)%
Other income (expense), net	31	(51)	161%	(133)	(37)	259%
Total	$63	$(12)	625%	$(76)	$48	(258)%

Interest income and other income (expense), net increased $0.1 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Interest income declined slightly due to lower interest rates on invested funds. Other income (expense), net increased primarily due to slightly more favorable foreign exchange rates in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Interest income and other income (expense), net decreased $0.1 million for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. Interest income declined slightly due to lower interest rates on invested funds. Other income (expense), net decreased primarily due to slightly less favorable foreign exchange rates in the six months ended March 31, 2013 as compared to the six months ended March 31, 2012.

Benefit (Provision) for Income Taxes

	For the three months ended March 31,			For the six months ended March 31,
	2013	2012	% Change	2013	2012	% Change
Benefit (provision) for income taxes	$204	$(419)	(149)%	$(1,968)	$(1,797)	10%

Our effective tax rate for the three months ended March 31, 2013 and 2012 was (173) %, or a benefit, and 56%, respectively. The rate for the three months ended March 31, 2013 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings and enacted tax rates.  Additionally, on January 2, 2013, The American Taxpayer Relief Act of 2012 became law and extended the research credit to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, we recognized a benefit of approximately $0.3 million for qualifying amounts incurred during fiscal 2012. The rate for the three months ended March 31, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings and enacted tax rates.

Our effective tax rate for the six months ended March 31, 2013 and 2012 was 46% and 29%, respectively. The rate for the six months ended March 31, 2013 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings and enacted tax rates.   Additionally, the effective tax rate was 11% higher than the statutory rate due to recording the effects of Section 162(m) limitations on deferred tax assets that should have been recorded in fiscal 2011 and 2012.  This was partially offset by the $0.3 million benefit discussed above related to the research credit for qualifying amounts incurred during fiscal 2012.  The rate for the six months ended March 31, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction in that period.

Stock based Compensation Expense

Stock-based compensation expense, which is included in total costs and expenses by category decreased $0.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and was mainly attributable to the vesting in July 2012 of the RSUs granted in 2009 and to certain executives departing the Company. Stock-based compensation expense decreased $0.3 million for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012 primarily due to the vesting in July 2012 of the RSUs granted in 2009 and to certain executives departing the Company.

Stock-based compensation related to employee stock options, RSUs and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Direct costs of revenue —subscriptions and services	$165	$203	$241	$369
Development	291	375	563	680
Operations	154	160	282	303
Sales and marketing	346	519	803	950
General and administrative	246	287	652	570
Total	$1,202	$1,544	$2,541	$2,872

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
GAAP net income	$322	$334	$2,266	$4,455
Stock-based compensation	1,202	1,544	2,541	2,872
Amortization of intangible assets — technology	383	525	908	990
Amortization of intangible assets — other	168	969	466	1,779
Provision (benefit) for income taxes	(204)	419	1,968	1,797
Change in fair value of acquisition-related contingent consideration	—	—	—	(2,000)
Cash taxes paid (net of refunds)	(120)	66	(377)	(20)
Non-GAAP net income	$1,751	$3,857	$7,772	$9,873
Weighted average diluted common shares outstanding	18,677	18,553	18,539	18,540
Non-GAAP net income per share	$0.09	$0.21	$0.42	$0.53

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest income, provision (benefit) for income taxes, stock-based compensation, depreciation, amortization of purchased intangibles, other income (expense), net and any unusual items. In the first quarter of fiscal 2012, the change in fair value of acquisition-related contingent consideration was considered an unusual item. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of net revenues. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
GAAP net income	$322	$334	$2,266	$4,455
Stock-based compensation	1,202	1,544	2,541	2,872
Amortization of intangible assets — technology	383	525	908	990
Amortization of intangible assets — other	168	969	466	1,779
Depreciation	1,495	1,370	2,973	2,704
Provision (benefit) for income taxes	(204)	419	1,968	1,797
Change in fair value of acquisition-related contingent consideration	—	—	—	(2,000)
Interest income and other income (expense), net	(63)	12	76	(48)
Adjusted EBITDA	$3,303	$5,173	$11,198	$12,549
Adjusted EBITDA Margin	11%	17%	18%	20%

Free Cash Flow

Free cash flow is defined as cash flow from operations less cash used to purchase property, equipment, and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Cash flow provided by operations	$5,852	$4,606	$9,675	$6,116
Purchases of property, equipment and software	(1,270)	(1,639)	(2,723)	(3,247)
Free cash flow	$4,582	$2,967	$6,952	$2,869

Liquidity and Capital Resources

	March 31, 2013	September 30, 2012
Cash, cash equivalents and short-term investments	$57,914	$49,939
Accounts receivable, net	$15,492	$17,395
Working capital	$57,970	$48,846
Days sales outstanding (DSO) for the three months ended (a)	48	53

(a)     DSO is calculated as: (ending net accounts receivable / net revenue for the three month period) multiplied by number of days in the period.

Days sales outstanding decreased by 5 days from September 30, 2012 to March 31, 2013. The decrease is due to increased collections, primarily in Europe, and due to not being able to bill customers due to delays in obtaining customer acceptance for a few large SITE projects at the end of the second quarter of fiscal 2013. During the period, our customers’ payment history remained consistent with prior periods and contractual payment terms. During recent periods, our customers have requested longer payment terms. We expect this trend towards longer terms to continue.

	Six Months Ended March 31,
	2013	2012
Cash provided by operating activities	$9,675	$6,116
Cash used in investing activities	$(8,550)	$(59,533)
Cash provided by (used in) financing activities	$1,097	$(615)

As of March 31, 2013, we had $31.1 million in cash and cash equivalents and $26.8 million in short-term investments, for a total of $57.9 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and other investments with original maturities of three months or less. Short-term investments consist of investments with original maturities longer than three months, including commercial paper and investment-grade corporate and government debt securities with Moody’s ratings of A3 or better. As of March 31, 2013, $44.7 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments was held in foreign financial institutions, primarily in Germany, by our subsidiaries. If these foreign cash, cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash provided by operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period or monthly during the life of the subscription period. Payments for our systems licenses are generally collected at or after delivery of the hardware and software. Payments for our engagement services customers are generally collected at the completion of the service period or as milestones are completed. Our primary use of cash from operating activities, are for personnel related expenditures, measurement and data collection infrastructure costs, insurance, professional services, regulatory compliance and other expenses associated with operating our business.

For the six months ended March 31, 2013, net cash provided by operating activities was $9.7 million. Net cash provided was mainly due to net income of $2.3 million, adjusted for $9.0 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $(1.6) million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expense, changes in bad debt and billing reserves, deferred tax expenses, the change in the estimated fair value of acquisition-related contingent consideration and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to a decrease in accounts receivable of $1.7 million as a result of increased customer cash collections and a decrease in accounts payable and accrued expenses of $1.5 million and a decrease in deferred revenue of $0.8 million.

Cash used in investing activities

Cash flows related to investing activities consist primarily of purchases, sales and maturities of investments and purchases of property, equipment and software to support our growth, to expand and improve our monitoring infrastructure and to make tenant improvements associated with space we lease in our headquarters building.

Net cash used in investing activities was $8.6 million for the six months ended March 31, 2013 consisting of purchases of property, equipment and software of $2.7 million, and $21.1 million short-term investments purchases, offset by $15.3 million of proceeds from the sale and maturity of short-term investments.

Cash provided by (used in) financing activities

Cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock under our employee stock option plan and employee stock purchase plan.

For the six months ended March 31, 2013, net cash provided by financing activities was $1.1 million primarily due to $3.3 million of proceeds from the issuance of common stock, offset by the payment of common stock dividends in the amount of $2.2 million.

Commitments

As of March 31, 2013, our principal commitments consisted of $1.5 million in real property and equipment operating leases. These leases expire at various times through March 2018. Additionally, we had $1.0 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of up to twenty-one months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to purchase equipment and other assets to support our growth.

As of March 31, 2013, we have outstanding guarantees totaling $0.2 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. These guarantees were secured by a $1.3 million unsecured line of credit.

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

Foreign Currency Fluctuations. While a significant portion of our revenue and a majority of our expenses are transacted in United States dollars, we operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Specifically, we enter into revenue and expense transactions denominated in other currencies, primarily the Euro and the British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses), included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations, are primarily due to fluctuations in the Euro and the British Pound and are a loss of $133,000 and of $35,000 in the six months ended March 31, 2013 and 2012, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

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

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the six months ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On December 4, 2012, Qexez, LLC, a non-practicing entity, filed a complaint against us in the Eastern District of Texas alleging that our technology infringes U.S. patent number 7,596,373. This entity is the assignee of this patent. We have filed a motion to dismiss and motion to strike.  In response, Plaintiff filed an amended complaint, to which we will respond.  The amended complaint seeks an unspecified amount of damages and injunctive relief. Due to the preliminary nature of this litigation, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any.

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters — consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement — will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. No amount has been accrued as of March 31, 2013 since we believe that our liability, if any, is not probable and cannot be reasonably estimated.

Warranties

Our products are generally warranted to perform for a period of one year. In the event there is a failure of such products, we generally are obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of March 31, 2013, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

We do not generally indemnify our customers against legal claims that our services infringe third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that could subject us to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and we are not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of March 31, 2013.  We have also agreed to indemnify our officers and directors pursuant to our standard form of indemnification agreement.

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

•                 The volatility of customer acceptance for mobile systems;

•                 The volume, timing and service period of orders received during a quarter, especially from new customers;

•                 The effect of global economic conditions, particularly in the United States and Europe, on customers and partners, including the level of discretionary technology spending;

•                 The seasonality of our revenues, especially our LoadPro and SITE products and services;

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

•                  The timing and amount, if any, of impairment charges related to goodwill and acquired tangible and intangible assets; and

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

International sales were approximately 44% and 47% of our net revenue for the six months ended March 31, 2013 and 2012, respectively. We expect to continue to commit significant resources to our international activities. Economic conditions in Europe are currently challenging and it is possible that revenues from European customers could be adversely affected in future periods. Conducting international operations also subjects us to risks we do not face in the United States, including:

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

Revenue from our mobile cloud products and services was $31.8 million, or 50% of total revenue, for the six months ended March 31, 2013. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; customer acceptance of installed systems licenses; the variability of timing and amount of systems licenses arrangements; developing products responsive to the rapidly changing technology in the mobile market; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. These products and services are typically purchased by large telecommunication network providers and enterprise customers that can have longer sales and acceptance cycles. Our business and our operating results could be harmed if we experience delays in acceptance of systems or declines in revenue from our mobile cloud products and services.

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

•                  Difficulties in assimilating acquired personnel, operations, and technologies;

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

Our ten largest customers accounted for approximately 31% of our net revenue for the six months ended March 31, 2013. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce the usage of our products and services and, therefore, continue to generate revenue in any future period. In addition, our customers may generally terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

While we have been profitable in recent years, we have incurred losses in prior fiscal years. As of March 31, 2013, we had an accumulated deficit of $80.1 million. If we are not able to maintain or increase our revenue, it may be difficult to sustain profitability. As of March 31, 2013, we had $7.7 million of net identifiable intangible assets and $110.1 million of goodwill. Annually we test our goodwill for impairment. Identifiable intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and could require us to record impairment charges against our goodwill and identifiable intangible assets. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. As a result of these and other conditions, we may not be able to sustain profitability in the future.

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

The market for our engagement services is very competitive and we may not succeed in selling and delivering these services.

Engagement services revenue represented approximately 8.5% of net revenue for the six months ended March 31, 2013. The market for these professional services is very competitive, and we have experienced a decline in this revenue in recent periods. Each engagement typically spans a short period of time and, therefore, it is more difficult for us to predict the amount of engagement services revenue that will be recognized in any particular quarter.   We will need to successfully market these services in order to maintain or increase engagement services revenue. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies, such as IBM. Because this area is very competitive, and we have limited resources dedicated to delivering engagement services, we may not succeed in selling and delivering these services.

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

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of public companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, analyst expectations and recommendations, announcements of events affecting other companies in the technology industry, currency fluctuations and general market events and conditions may cause the market price of our common stock to decline. In addition, because of our relatively low trading volume, and the fact that we only have 18.4 million shares outstanding at March 31, 2013, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

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

There is significant litigation involving patents and other intellectual property rights, especially in the technology and software industry. We could become subject to intellectual property infringement claims as our products and services overlap with competitive offerings. We have recently been named in a complaint brought by a non-practicing entity, as described in “Item 1 - Legal Proceedings.” In addition, we are, or could be, subject to other legal proceedings, claims, and litigation arising in the ordinary course of our business. Any of these claims, even if not meritorious, could be expensive and divert management’s attention from operating our company. If we become liable to others for infringement of their intellectual property rights, we could be required to pay a substantial damage award, to develop non-infringing technology, obtain a license to use the infringed intellectual property, or cease selling the products and services that contain the infringing intellectual property. We may be unable to develop non-infringing technology or to obtain a license on commercially reasonable terms, or at all.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Consumer Protection Act and rules implemented by the Securities and Exchange Commission (“SEC”) and The Nasdaq Stock Market have imposed and will impose a variety of requirements and restrictions on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives, including evaluation of internal controls, stockholder advisory votes, establishment of an internal audit department and XBRL reporting. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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
101*

The following materials from Keynote’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 8th day of May 2013.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CURTIS H. SMITH
Curtis H. Smith
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer
(Principal Accounting Officer)