Form 10-Q
period 2013-06-30
KEYNOTE SYSTEMS INC
filed 2013-08-06
CIK 1032761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding as of August 2, 2013
Common Stock, $.001 par value	18,599,591 shares

KEYNOTE SYSTEMS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts and par value)

(Unaudited)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$29,492	$28,956
Short-term investments	31,842	20,983
Total cash, cash equivalents and short-term investments	61,334	49,939
Accounts receivable, less allowance for doubtful accounts of $566 and $632, respectively, and less billing reserve of $188 and $150, respectively	17,857	17,395
Inventories	2,002	1,980
Deferred tax assets	5,530	6,076
Other current assets	2,912	2,776
Total current assets	89,635	78,166
Property, equipment and software, net	35,608	35,165
Goodwill	110,672	110,253
Identifiable intangible assets, net	7,206	9,060
Long-term deferred tax assets	32,335	33,392
Other long-term assets	914	929
Total assets	$276,370	$266,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,895	$2,393
Accrued expenses	13,062	11,301
Deferred revenue	15,104	15,626
Total current liabilities	31,061	29,320
Long-term income tax payable	3,406	3,376
Long-term deferred revenue	1,699	1,093
Other long-term liabilities	462	448
Total liabilities	36,628	34,237

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock—$0.001 par value; 100,000,000 shares authorized; 18,513,749 and 17,936,383 shares issued and outstanding, respectively	19	18
Additional paid-in capital	320,165	316,125
Accumulated deficit	(79,925)	(82,358)
Accumulated other comprehensive loss	(517)	(1,057)
Total stockholders’ equity	239,742	232,728
Total liabilities and stockholders’ equity	$276,370	$266,965

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Subscriptions and services revenue	$27,375	$25,894	$82,055	$79,787
Systems licenses revenue	3,826	4,382	12,388	14,160
Net revenue (Note 4):	31,201	30,276	94,443	93,947
Costs and expenses:
Costs of revenue:
Direct costs of revenue — subscriptions and services	8,068	7,611	23,518	22,424
Direct costs of revenue — systems licenses	945	1,215	3,230	3,687
Development	4,765	4,754	14,593	13,821
Operations	3,030	2,587	8,774	7,750
Amortization of intangible assets — technology	312	525	1,220	1,515
Total costs of revenue	17,120	16,692	51,335	49,197
Sales and marketing	9,895	9,506	28,389	27,518
General and administrative	3,355	3,525	10,184	11,106
Transaction expenses (Notes 1 and 3)	1,185	—	1,185	328
Change in estimated fair value of acquisition-related contingent consideration	—	—	—	(2,000)
Excess occupancy income	(574)	(407)	(1,646)	(1,145)
Amortization of intangible assets — other	168	968	634	2,747
Total costs and expenses	31,149	30,284	90,081	87,751
Income (loss) from operations	52	(8)	4,362	6,196
Interest income	38	37	95	122
Other income (expense), net	5	85	(128)	48
Income before benefit (provision) for income taxes	95	114	4,329	6,366
Benefit (provision) for income taxes	72	(87)	(1,896)	(1,884)
Net income	$167	$27	$2,433	$4,482

Net income per share:
Basic	$0.01	$—	$0.13	$0.26
Diluted	$0.01	$—	$0.13	$0.24
Shares used in computing basic and diluted net income per share:
Basic	18,285	17,502	18,139	17,390
Diluted	18,597	18,335	18,560	18,485

Cash dividends declared and paid per common share	$0.07	$0.06	$0.19	$0.18

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net income	$167	$27	$2,433	$4,482
Other comprehensive income (loss):
Foreign currency translation gain (loss)	772	(3,005)	602	(3,165)
Unrealized gain (loss) on available-for-sale investments	(79)	7	(62)	126
Tax benefit (expense) on unrealized gain (loss) on available-for-sale investments	8	—	—	—
Total other comprehensive income (loss)	701	(2,998)	540	(3,039)
Total comprehensive income (loss)	$868	$(2,971)	$2,973	$1,443

See accompanying notes to the condensed consolidated financial statements.

KEYNOTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$2,433	$4,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,510	4,118
Stock-based compensation	3,512	4,581
Amortization of identifiable intangible assets	1,854	4,262
Deferred tax expense	1,681	1,540
Charges to bad debt and billing reserves	308	571
Amortization of debt investment premium	32	276
Change in estimated fair value of acquisition-related contingent consideration	—	(2,000)
Amortization of prepaid tax asset	—	65
Loss on disposal of equipment	19	15
Changes in operating assets and liabilities:
Accounts receivable	(682)	(2,811)
Inventories	—	(527)
Other assets	(115)	33
Accounts payable and accrued expenses	1,692	556
Deferred revenue	11	(3,999)
Net cash provided by operating activities	15,255	11,162
Cash flows from investing activities:
Purchases of property, equipment and software	(4,364)	(4,657)
Acquisition of Mobile Complete, Inc. (Note 3)	—	(60,000)
Maturities and sales of short-term investments	22,270	9,963
Purchases of short-term investments	(33,226)	(13,273)
Net cash used in investing activities	(15,320)	(67,967)
Cash flows from financing activities:
Proceeds from issuance of common stock and exercise of stock options	3,981	1,595
Cash dividends declared and paid	(3,451)	(3,131)
Net cash provided by (used in) financing activities	530	(1,536)
Effect of exchange rate changes on cash and cash equivalents	71	(746)
Net change in cash and cash equivalents	536	(59,087)
Cash and cash equivalents at beginning of the period	28,956	85,573
Cash and cash equivalents at end of the period	$29,492	$26,486
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$335	$81
Noncash operating and investing activities:
Acquisition of property, equipment and software on account	$1,202	$557

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

Merger with Thoma Bravo, LLC

On June 23, 2013, the Company entered into a Material Definitive Agreement and Plan of Merger (the “Merger”) to be acquired by affiliates formed by Thoma Bravo, LLC. (“Thoma Bravo”), an investment fund, with the Company surviving the Merger. Pursuant to the agreement, at the effective time of the merger, each option to purchase a share of common stock and each restricted stock unit that is outstanding will accelerate in full, and each share of common stock of the Company outstanding immediately prior to the effective time of the Merger will be cancelled and converted into the right to receive $20.00 in cash, without interest thereon and subject to applicable withholding taxes. The agreement is subject to shareholder approval as well as other regulatory and customary closing conditions. If approved by the Company’s shareholders and if the other conditions to closing are satisfied, the transaction is expected to be completed by the end of September 2013.  The merger is subject to certain closing conditions and there can be no assurance that the merger will be consummated. As of June 30, 2013, the Company recorded $1.2 million of transaction expenses, primarily investment banking fees and legal fees, in its operating results associated with the Merger.

The accompanying unaudited financial statements do not include the effects of the merger, nor do they include any adjustments associated with the purchase price allocation of the merger.

Basis of Presentation

The accompanying condensed consolidated balance sheets, and condensed consolidated statements of operations, comprehensive income and cash flows, reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2013, and the results of operations and cash flows for the interim periods ended June 30, 2013 and 2012.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$167	$27	$2,433	$4,482
Denominator:
Weighted average shares outstanding	18,285	17,502	18,139	17,390
Effect of dilutive securities	312	833	421	1,095
Weighted average shares—diluted	18,597	18,335	18,560	18,485
Net income per share:
Basic	$0.01	$—	$0.13	$0.26
Diluted	$0.01	$—	$0.13	$0.24

For the three months ended June 30, 2013 and 2012, there were 0.4 million and 0.5 million, respectively, shares of potentially dilutive securities excluded from the computation of diluted net income per share because their effect would be antidilutive. Potentially dilutive securities representing 0.1 million and 0.3 million shares of common stock for the nine months ended June 30, 2013 and 2012, respectively, were excluded from the computation of diluted net income per share for these periods because their effect would be antidilutive.

(3) Business Combination

On October 18, 2011, the Company acquired Mobile Complete, Inc., doing business as DeviceAnywhere (“DeviceAnywhere”). DeviceAnywhere developed an enterprise-class, cloud-based mobile application lifecycle management testing and quality assurance platform. DeviceAnywhere’s products and services complement and expand the Company’s market for testing and monitoring the functionality, usability, performance and availability of mobile applications and mobile Web sites. The acquisition date fair value of consideration transferred, assets acquired and liabilities assumed are presented below and represent our best estimates. In the quarter ended December 31, 2011, the Company incurred $0.3 million of transaction expenses related to the acquisition.

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

(4) Revenue Recognition

Revenue from Internet and Mobile products and services is summarized in the following table (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Internet:
Web measurement subscriptions	$9,592	$8,803	$28,599	$25,189
Other subscriptions	2,819	3,032	9,846	10,596
Engagements	3,789	2,779	9,189	8,690
Internet net revenue	16,200	14,614	47,634	44,475
Mobile:
Subscriptions	6,090	6,529	17,881	18,328
Ratable licenses	182	499	803	3,062
Systems licenses	3,826	4,382	12,388	14,160
Maintenance and support	4,903	4,252	15,737	13,922
Mobile net revenue	15,001	15,662	46,809	49,472
Net revenue	$31,201	$30,276	$94,443	$93,947

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

No single customer accounted for more than 10% of net revenue in the three and nine month periods ended June 30, 2013 and 2012. No single customer accounted for more than 10% of the Company’s net accounts receivable at June 30, 2013. One customer accounted for 12% of the Company’s net accounts receivable at September 30, 2012.

(6)  Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments held at major banks, money market funds and other securities with original maturities of three months or less to be cash equivalents.

The Company classifies all of its investments as available-for-sale at the time of purchase because it is management’s intent that these investments are available for current operations, and includes these investments on its balance sheets as short-term investments. Investments with original maturities longer than three months include commercial paper and investment-grade corporate and government debt securities with Moody’s ratings of A3 or better. Investments classified as available-for-sale are recorded at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains and losses are recorded based on specific identification.

The following tables summarize the amortized cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category for cash, cash equivalents and short-term investments (in thousands):

	June 30, 2013
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$18,915	$—	$—	$18,915	$—
Level 1
Corporate and municipal bonds	10,542	4	(44)	—	10,502
Money market funds	4,578	—	—	4,578	—
Government agencies	3,696	—	(18)	—	3,678
	18,816	4	(62)	4,578	14,180
Level 2
Commercial paper	20,160	3	—	5,999	14,164
Corporate and municipal bonds	1,000	1	(3)	—	998
U.S. Treasuries	2,499	1	—	—	2,500
	23,659	5	(3)	5,999	17,662
Total	$61,390	$9	$(65)	$29,492	$31,842

	September 30, 2012
		Gross	Gross	Estimated Market Value
	Amortized Cost	Unrealized Gains	Unrealized Losses	Cash and Cash Equivalents	Short-term Investments
Cash	$18,537	$—	$—	$18,537	$—
Level 1
Corporate bonds	4,058	6	—	—	4,064
Government agencies	5,326	1	(2)	—	5,325
Money market funds	7,544	—	—	7,544	—
	16,928	7	(2)	7,544	9,389
Level 2
Commercial paper	11,964	2	(1)	2,875	9,090
U.S. Treasuries	2,501	3	—	—	2,504
	14,465	5	(1)	2,875	11,594
Total	$49,930	$12	$(3)	$28,956	$20,983

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

Market values were determined for each individual security in the investment portfolio. Investments are reviewed periodically to identify possible impairment and if impairment does exist, the charge would be recorded in the condensed consolidated statement of operations. The Company considers factors such as the length of time an investment’s fair value has been below cost, the financial condition of the investee, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. There were no impairment charges recorded in the three and nine month periods ended June 30, 2013 and 2012.

Contractual maturities of available-for-sale securities at June 30, 2013 were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in less than one year	$16,738	$16,741
Due in less than two years	2,273	2,270
Due in less than three years	12,887	12,831
Total	$31,898	$31,842

(7) Consolidated Financial Statement Details

The following tables present the Company’s condensed consolidated financial statement details (in thousands):

Other Current Assets

	June 30, 2013	September 30, 2012
Prepaid expenses	$2,532	$2,231
Security deposits, advances, and interest receivable	147	247
Income tax receivable	96	152
Deferred costs of revenue	9	25
Other assets	128	121
Total	$2,912	$2,776

Property, Equipment and Software

	June 30, 2013	September 30, 2012
Land	$14,150	$14,150
Computer equipment and software	42,416	39,059
Building and building improvements	22,738	22,431
Furniture and fixtures	2,401	2,306
Leasehold improvements	1,399	1,254
Construction in progress	1,057	262
	84,161	79,462
Less accumulated depreciation and amortization	(48,553)	(44,297)
Total	$35,608	$35,165

Other Long-Term Assets

	June 30, 2013	September 30, 2012
Prepaid expenses	$573	$437
Deposits	99	160
Deferred costs of revenue	8	43
Tenant rent receivable	234	289
Total	$914	$929

Accrued Expenses

	June 30, 2013	September 30, 2012
Accrued employee compensation	$6,606	$6,460
Income and other taxes	1,088	1,379
Accrued audit and professional fees	1,885	934
Other accrued expenses	3,483	2,528
Total	$13,062	$11,301

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

During the quarter ended June 30, 2013, the Company concluded that there were no triggering events which would require an impairment analysis of the carrying value of goodwill, primarily due to the Company’s market capitalization and operating cash flows during the period. The Company is continuing to monitor the need to perform an impairment analysis in light of current economic factors as well as the recent volatility of its market capitalization. To the extent the Company concludes that there are any indicators of impairment prior to the date of the next annual goodwill impairment test, management will perform an impairment analysis to determine if an impairment charge should be recorded to write down goodwill to its fair value.

The following table presents the changes in goodwill during the nine months ended June 30, 2013 (in thousands):

September 30, 2012 balance	$110,253
Translation adjustments	419
June 30, 2013 balance	$110,672

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

The components of identifiable intangible assets are as follows (in thousands):

	Technology	Customer Based	Trademark	Covenant	Backlog	Total
As of June 30, 2013:
Gross carrying value	$10,268	$3,822	$1,729	$332	$2,796	$18,947
Accumulated amortization	(5,954)	(1,961)	(828)	(202)	(2,796)	(11,741)
Net carrying value	$4,314	$1,861	$901	$130	$—	$7,206
As of September 30, 2012:
Gross carrying value	$10,268	$3,822	$1,729	$332	$2,796	$18,947
Accumulated amortization	(4,734)	(1,634)	(726)	(127)	(2,666)	(9,887)
Net carrying value	$5,534	$2,188	$1,003	$205	$130	$9,060

Amortization of technology is recorded to costs of revenue. Amortization of all other identifiable intangible assets is recorded to operating expenses. The following table presents amortization of identifiable intangible assets (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Amortization of intangible assets — technology	$312	$525	$1,220	$1,515
Amortization of intangible assets — other	168	968	634	2,747
Total amortization of intangible assets	$480	$1,493	$1,854	$4,262

The estimated future amortization expense for identifiable intangible assets as of June 30, 2013 was as follows (in thousands):

Fiscal
2013 (remaining three months)	$480
2014	1,917
2015	1,768
2016	1,761
2017	961
Thereafter	319
Total	$7,206
Weighted average remaining useful lives as of June 30, 2013 (years)	2.2

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

(11)      Stock-Based Compensation

1999 Equity Incentive Plan

In September 1999, the Company adopted the 1999 Equity Incentive Plan (“Incentive Plan”), which as amended by shareholder approval will expire on December 31, 2015. As of June 30, 2013, the Company was authorized to issue up to approximately 3.3 million shares of common stock under its Incentive Plan. Vesting periods are determined by the Board of Directors and generally, in the case of stock options, provide for shares to vest over a period of four years with 25% of the shares vesting one year from the date of grant and the remainder vesting monthly over the next three years. Restricted Stock Units (“RSUs”) generally vest in full either three years or four years from the date of grant. Options expire ten years after the date of grant. Approximately 1.3 million shares were available for future grants under the Incentive Plan as of June 30, 2013.

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

1999 Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“Purchase Plan”) which, as amended by shareholder approval, will expire on June 28, 2019. As of June 30, 2013, the Company had reserved a total of approximately 0.2 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 10% of the employee’s compensation, as defined in the Purchase Plan, to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

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

The fair value of each RSU was estimated on the date of grant using the Black-Scholes option pricing model to reflect the impact of dividends on the fair value of each RSU granted. Weighted-average assumptions for each RSU granted under the Incentive Plan were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Volatility	42.6%	47.3%	45.4%	54.9%
Risk free interest rate	0.3%	0.3%	0.3%	0.7%
Expected life (in years)	2.2	2.1	2.4	3.4
Dividend yield	2.3%	1.3%	1.7%	1.1%

A summary of RSU activity under the Company’s Incentive Plan for the nine months ended June 30, 2013 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	722	$19.22
Granted	183	14.91
Vested	(238)	22.25
Cancelled	(115)	20.64
Outstanding at June 30, 2013*	552	$16.20

*        Included in the total outstanding RSU balance at June 30, 2013, are 53,000 Performance Stock Units (“PSUs”). Each PSU award reflects a target number of shares that may be issued to the award recipient before adjusting for performance conditions. The vesting period and/or the actual number of shares the PSU recipient receives is based on pre-established targets such as net revenue and operating results.

As of June 30, 2013, there was $6.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to nonvested RSUs that is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

A summary of option activity under the Company’s Incentive Plan for the nine months ended June 30, 2013 is presented below (in thousands, except per share and term amounts):

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	1,698	$12.00	3.5
Granted	—	—
Exercised	(257)	11.76
Forfeited or canceled	—	—
Outstanding at June 30, 2013	1,441	$12.04	2.9	$11,125
Vested and expected to vest	1,441	$12.04	2.9	$11,125
Exercisable at June 30, 2013	1,441	$12.04	2.9	$11,125

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the options holders had they exercised all their options on June 30, 2013.

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

Weighted-average assumptions for stock purchase rights under the Purchase Plan were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Volatility	39.2%	50.3%	39.2%	50.5%
Risk free interest rate	0.2%	0.3%	0.2%	0.3%
Expected life (in years)	1.3	1.3	1.3	1.3
Dividend yield	1.6%	1.4%	1.6%	1.4%

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

Stock-Based Compensation Expense

The following table provides a summary of the stock-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Direct costs of revenue — subscriptions and services	$157	$204	$398	$573
Development	32	387	595	1,067
Operations	132	151	414	454
Sales and marketing	408	588	1,211	1,538
General and administrative	242	379	894	949
Total	$971	$1,709	$3,512	$4,581

(12) Dividends

During the nine months ended June 30, 2013 and the year ended September 30, 2012, the Company declared and paid the following cash dividends (in thousands, except per share amounts):

Record Date	Payment Date	Dividend Per Share	Total Dividend Paid
Fiscal 2013
December 1, 2012	December 15, 2012	$0.06	$1,078
December 21, 2012	December 31, 2012	0.06	1,080
June 1, 2013	June 15, 2013	0.07	1,293

Fiscal 2012
December 1, 2011	December 15, 2011	0.06	1,038
March 1, 2012	March 15, 2012	0.06	1,043
June 1, 2012	June 15, 2012	0.06	1,050
September 1, 2012	September 15, 2012	$0.06	$1,076

On June 23, 2013, the Company entered into a definitive agreement to be acquired by an affiliate of Thoma Bravo (Note 1). The merger agreement prohibits the Company from paying dividends or other distributions with respect to capital stock to stockholders during the pendency of the proposed merger.

(13) Comprehensive Income (Loss) and Foreign Currency Translation

The components of comprehensive income (loss) consist of net income (loss), unrealized gains and losses on available-for-sale investments and foreign currency translation. The unrealized gains and losses on available-for-sale investments and foreign currency translation are excluded from earnings and reported as a component of stockholders’ equity. The foreign currency translation adjustment results from those subsidiaries, primarily the Company’s German subsidiary, not using the United States dollar as their functional currency since the majority of their economic activities are primarily denominated in their applicable local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Gains (losses) from foreign currency transactions are reflected in other income (expense), net in the condensed consolidated statements of operations as incurred and were $5,000 and $(128,000) for the three and nine months ended June 30, 2013 and were $87,000 and $52,000 for the three and nine months ended June 30, 2012, respectively.

The components of accumulated other comprehensive income (loss) in the equity section of the balance sheets are as follows (in thousands):

	June 30, 2013	September 30, 2012
Net unrealized gain (loss) on short-term investments	$(56)	$6
Cumulative foreign currency translation loss	(461)	(1,063)
Accumulated other comprehensive loss	$(517)	$(1,057)

The Company has recorded deferred taxes on the unrealized gains (losses) on its investments of zero at both June 30, 2013 and September 30, 2012. There is no tax effect on the foreign currency translation because it is management’s intent to reinvest indefinitely the undistributed earnings of its foreign subsidiaries to which the foreign currency translation relates.

(14) Excess Occupancy Income

Excess occupancy income consists of rental income from the leasing of space not occupied by the Company in its headquarters building, net of related expenses, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. Property taxes, insurance and building depreciation are based upon actual square footage available to lease to third parties, which was approximately 75% prior to January 1, 2012 and 65% subsequent to that date. Rental income was approximately $0.9 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. Rental income was approximately $2.7 million and $2.3 million for the nine months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company had leased space to 16 tenants, of which 15 had noncancellable operating leases, which expire on various dates through 2018. At June 30, 2013, future minimum rents receivable under the leases were as follows (in thousands):

Fiscal
2013 (remaining three months)	$620
2014	2,358
2015	1,767
2016	899
2017	409
Thereafter	240
Total future minimum rents receivable	$6,293

(15) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2013 and 2012 was (76)%, or a benefit, and 76%, respectively. The rate for the three months ended June 30, 2013 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings, enacted tax rates, benefit from Federal research and development credit, and the Company’s approximately breakeven income before taxes resulting in the provision having a larger rate impact.  The rate for the three months ended June 30, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the Company’s approximately breakeven income before taxes resulting in the provision having a larger rate impact.

The Company’s effective tax rate for the nine months ended June 30, 2013 and 2012 was 44% and 30%, respectively. The rate for the nine months ended June 30, 2013 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings and enacted tax rates.   Additionally, the effective tax rate was higher than the statutory rate by 11% due to recording the effects of Section 162(m) limitations on deferred tax assets that should have been recorded in fiscal 2011 and 2012 (Note 1).  This was partially offset by the benefit due to The American Taxpayer Relief Act of 2012 becoming law on January 2, 2013 and extending the research credit to December 31, 2013.  The extension of the research credit was retroactive and included amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, the Company recognized a benefit of approximately $0.6 million for qualifying amounts incurred during fiscal 2012. The rate for the nine months ended June 30, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction in that period.

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

The Company’s maintains a valuation allowance on certain deferred tax assets because management does not believe that it is more likely than not that they will be realized. The deferred tax assets on which a valuation allowance is maintained primarily consist of foreign net operating losses in certain jurisdictions, net operating losses resulting from windfall stock option deductions which when realized will be credited to additional paid in capital and certain state deferred tax assets. Any subsequent increases in the valuation allowance will be recognized as an increase in deferred tax expense. Any decreases in the valuation allowance will be recorded either as a reduction of the income tax provision or as a credit to paid-in-capital if the associated deferred tax asset relates to excess deductions on the exercise of stock options.

As of June 30, 2013, the total amount of gross unrecognized benefits related to uncertain tax positions was $8.2 million. Included in this balance was approximately $6.5 million of unrecognized tax benefits that, if recognized, would affect the effective income tax rate.

The Company’s 2006 through 2009 German income tax returns are being audited by the German tax authorities. The Company believes it has made adequate tax payments and accrued adequate amounts such that the outcome of this audit will have no material adverse effects on its results of operations or financial condition.

It is possible that the amount of liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audit in Germany, may change within the next twelve months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions may continue to generate an increase in liabilities for unrecognized tax benefits. In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties accrued during the nine months ended June 30, 2013 was $0.2 million.

As of June 30, 2013, the fiscal tax years that remain subject to examination in the Company’s major tax jurisdictions are:

Jurisdiction	Open Tax Years
United States—Federal	1997 through 2011
United States—California	2000 through 2011
Germany	2006 through 2011

(16) Commitments and Contingencies

Leases

The Company leases certain of its facilities and equipment under noncancelable leases, which expire on various dates through June 2018. As of June 30, 2013, future minimum payments under these operating leases were as follows (in thousands):

Fiscal
2013 (remaining three months)	$290
2014	557
2015	426
2016	375
2017	342
Thereafter	212
Total minimum lease payments	$2,202

Rent expense was approximately $0.4 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively. Rent expense was approximately $1.1 million and $1.1 million for the nine months ended June 30, 2013 and 2012, respectively.

Commitments

As of June 30, 2013, the Company had $0.9 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of up to twenty-two months and become due if the Company terminates any of these agreements prior to their expiration.

As of June 30, 2013, the Company, through one of its foreign subsidiaries, had outstanding guarantees totaling $0.2 million to customers and vendors as a form of security. The guarantees can only be executed upon agreement by both the customer or vendor and the Company. The guarantees are secured by an unsecured line of credit in the amount of $1.3 million.

Legal Proceedings

On December 4, 2012, Qexez, LLC, a non-practicing entity, filed a complaint against the Company in the Eastern District of Texas alleging that the Company’s technology infringes U.S. patent number 7,596,373. This entity is the assignee of this patent. The Company was served and filed a motion to dismiss and motion to strike.  In response, Plaintiff filed an amended complaint.  The amended complaint seeks an unspecified amount of damages and injunctive relief. The Company has answered the amended complaint, denying the allegations.  Due to the preliminary nature of this litigation, the Company is unable to determine the likelihood of an unfavorable outcome against it and is unable to reasonably estimate a range of loss, if any.

On June 27, 2013 a suit entitled Telker v. Keynote Systems, Inc., et al., Case No. CIV 52260, and on July 3, 2013 a suit entitled Satyanaryana Gunda v. Keynote Systems, Inc., et al, Case No. CIV 522675, were filed in the Superior Court of the State of California for San Mateo County. In addition, on July 2, 2013 a suit entitled Ruffner v. Keynote Systems, Inc., et al., Civil Action No. 8699, and on July 9, 2013 a suit entitled Vladimir v. Keynote Systems, Inc., et al., Civil Action No. 8710, were filed in the Court of Chancery of the State of Delaware. All four of the suits challenge the proposed Merger of the Company (Note 1). Each is a putative class action filed on behalf of the Company’s stockholders and name as defendants the Company, its directors, and Thoma Bravo. The suits allege that the individual defendants breached their fiduciary duty by failing to maximize stockholder value in negotiating and approving the Merger. Each of the suits also alleges that Thoma Bravo aided and abetted the alleged breaches of fiduciary duties. The suits seek, among other relief, declaratory and injunctive relief enjoining the Merger. Due to the preliminary nature of these allegations, the Company is unable to determine the likelihood of unfavorable outcomes against it and is unable to reasonably estimate a range of loss, if any. An adverse judgment for monetary damages could have an adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger.

The Company is subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters — consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement — will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. No amount has been accrued as of June 30, 2013 since the Company believes that the liability, if any, is not probable and cannot be reasonably estimated.

Warranties

The Company’s products are generally warranted to perform for a period of one year. In the event there is a failure of such products, the Company generally is obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of June 30, 2013 and September 30, 2012, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

The Company does not generally indemnify its customers against legal claims that its services infringe third-party intellectual property rights. Other agreements entered into by the Company may include indemnification provisions that could subject the Company to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has never been a party to an infringement claim and its management is not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2013.  The Company also indemnifies its officers and directors pursuant to a standard form of indemnification agreement.

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

Information regarding geographic areas from which the Company’s net revenues are generated, based on the location of the Company’s customers, is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
United States	$17,280	$17,137	$52,740	$50,842
Europe*	6,710	6,019	22,435	21,649
Other*	7,211	7,120	19,268	21,456
Net revenue	$31,201	$30,276	$94,443	$93,947

*            No individual country represented more than 10% of net revenue for the three and nine months ended June 30, 2013 and 2012.

Information regarding geographic areas in which the Company has long lived assets (includes all tangible assets) is as follows (in thousands):

	June 30, 2013	September 30, 2012
United States	$33,863	$33,583
Germany	1,720	1,563
Other	25	19
Total	$35,608	$35,165

(18)      Subsequent Events

On July 3, 2013 a suit entitled Satyanaryana Gunda v. Keynote Systems, Inc., et al, Case No. CIV 522675, was filed in the Superior Court of the State of California for San Mateo County.  In addition, on July 2, 2013 a suit entitled Ruffner v. Keynote Systems, Inc., et al., Civil Action No. 8699, and on July 9, 2013 a suit entitled Vladimir v. Keynote Systems, Inc., et al., Civil Action No. 8710, were filed in the Court of Chancery of the State of Delaware.  All of the suits challenge the proposed Merger of the Company (Note 1). Each is a putative class action filed on behalf of the Company’s stockholders and name as defendants the Company, its directors, and Thoma Bravo (Note 16).

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

Overview

Keynote is a leading global provider of mobile and Web cloud testing and monitoring services. We maintain one of the world’s largest on-demand quality testing and performance monitoring networks comprised of approximately 7,000 measurement computers and mobile devices in over 300 locations covering 180 countries. Our global network enables our customers to continuously test, monitor and assure the online and mobile experience. We offer a robust portfolio of cloud products and services to optimize the end-user customer experience to world-class telecommunications and enterprise customers, representing a broad cross-section of industries. Our cloud products and services are grouped into three categories: Internet, Enterprise Mobile and Telecommunications Mobile. On June 23, 2013, we entered into a definitive agreement to be acquired by an affiliate of Thoma Bravo for a purchase price of $20.00 per share of common stock.

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

Our net revenue increased by $0.5 million, or 1%, from $93.9 million for the nine months ended June 30, 2012 to $94.4 million for the nine months ended June 30, 2013. Our net income decreased by $2.1 million from net income of $4.5 million for the nine months ended June 30, 2012 to net income of $2.4 million for the nine months ended June 30, 2013. The increase in net revenue is primarily attributable to a $3.2 million increase in Internet net revenue, partially offset by a $2.7 million decrease in Mobile net revenue for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.  Internet revenue has increased due to the continued increased in the number of measurements requested by our customers. Total costs and expenses increased $2.3 million from $87.8 million for the nine months ended June 30, 2012 to $90.1 million for the nine months ended June 30, 2013, primarily due to the benefit recorded in the prior year’s period of $2.0 million for the change in fair value of acquisition-related contingent consideration and transaction expenses of $1.2 million recorded in the three months ended June 30, 2013 associated with the proposed acquisition by Thoma Bravo.

We believe that important trends and challenges for our business include:

•                 Challenges related to the proposed acquisition by Thoma Bravo;

•                 Continuing to drive revenue growth, especially in mobile markets served by our Enterprise Mobile products and services;

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

We believe that there have been no significant changes during the nine months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those critical accounting policies and estimates, please refer to our 2012 Annual Report on Form 10-K.  On October 1, 2012, we adopted an accounting pronouncement on fair value measurements that are estimated using significant unobservable (Level 3) inputs, as well as an accounting pronouncement on the presentation of other comprehensive income. There have been no other changes in our critical accounting policies since the end of fiscal 2012.

Results of Operations

The following table sets forth, as a percentage of total net revenue, certain condensed consolidated statements of operations data for the periods indicated. All information is derived from our condensed consolidated financial statements included in this report. The operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Subscriptions and services revenue	87.7%	85.5%	86.9%	84.9%
Systems licenses revenue	12.3	14.5	13.1	15.1
Net revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Costs of revenue:
Direct costs of revenue — subscriptions and services	25.8	25.2	24.8	23.9
Direct costs of revenue — systems licenses	3.0	4.0	3.4	3.9
Development	15.3	15.7	15.5	14.7
Operations	9.7	8.5	9.3	8.2
Amortization of intangible assets — technology	1.0	1.7	1.3	1.6
Sales and marketing	31.7	31.4	30.1	29.3
General and administrative	10.8	11.6	10.7	11.9
Transaction expenses	3.8	—	1.3	0.3
Change in fair value of acquisition-related contingent consideration	—	—	—	(2.1)
Excess occupancy income	(1.8)	(1.3)	(1.7)	(1.2)
Amortization of intangible assets — other	0.5	3.2	0.7	2.9
Total costs and expenses	99.8	100.0	95.4	93.4
Income (loss) from operations	0.2	—	4.6	6.6
Interest income and other, net	0.1	0.4	—	0.2
Income before benefit (provision) for income taxes	0.3	0.4	4.6	6.8
Benefit (provision) for income taxes	0.2	(0.3)	(2.0)	(2.0)
Net income	0.5%	0.1%	2.6%	4.8%

The dollar amounts in the tables in this and the following sections are in thousands unless otherwise indicated.

Net Revenue

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Internet:
Web Measurement Subscriptions	$9,592	$8,803	9%	$28,599	$25,189	14%
Other Subscriptions	2,819	3,032	(7)	9,846	10,596	(7)
Engagements	3,789	2,779	36	9,189	8,690	6
Total Internet net revenue	16,200	14,614	11	47,634	44,475	7
Mobile:
Subscriptions	6,090	6,529	(7)	17,881	18,328	(2)
Ratable Licenses	182	499	(64)	803	3,062	(74)
Systems Licenses	3,826	4,382	(13)	12,388	14,160	(13)
Maintenance and Support	4,903	4,252	15	15,737	13,922	13
Total Mobile net revenue	15,001	15,662	(4)	46,809	49,472	(5)
Net revenue	$31,201	$30,276	3%	$94,443	$93,947	1%

Mobile net revenue by customer type:
Enterprise	$4,454	$6,600	(33)%	$15,119	$18,427	(18)%
Telecommunications	10,547	9,062	16	31,690	31,045	2
Total Mobile net revenue	$15,001	$15,662	(4)%	$46,809	$49,472	(5)%

Subscription revenue is reflected in the above table as Web Measurement Subscriptions (which includes Application Perspective, Transaction Perspective, Streaming Perspective and Web Site Perspective products and services), Other Subscriptions (which includes all other Internet subscription products and services) and Mobile Subscriptions (which includes GlobalRoamer, Mobile Device Perspective, Mobile Web Perspective, Test Center Enterprise (TCE) Interactive and Test Center Developer products and services). Licensing arrangements for monitoring and testing systems are reflected in the above table as Ratable Licenses (which includes SITE, TCE Automation and TCE Monitoring arrangements entered into prior to fiscal 2011, which is when new accounting guidance for revenue recognition was adopted), Systems Licenses (which includes the hardware and software elements of SITE, TCE Automation and TCE Monitoring arrangements) and Maintenance and Support (which includes all the other elements of SITE, TCE Automation and TCE Monitoring arrangements, stand-alone consulting services agreements and maintenance agreement renewals).

Internet Net Revenue.  Internet net revenue increased by $1.6 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Internet net revenue represented 52% and 48% of net revenue for the three months ended June 30, 2013 and 2012, respectively. The increase in Internet net revenue was mainly attributable to an increase of $0.8 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers performed to test their Web sites and an increase of $1.0 million of engagements due primarily to increased engagements with new customers and existing customers, partially offset by a $0.2 million decrease in our Internet Other Subscriptions.

Internet net revenue increased by $3.2 million for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. Internet net revenue represented 50% and 47% of net revenue for the nine months ended June 30, 2013 and 2012, respectively. The increase in Internet net revenue was mainly attributable to an increase of $3.4 million in our Internet Web Measurement Subscriptions due primarily to an increase in the number of measurements that our customers performed to test their Web sites.

Mobile Net Revenue.  Mobile net revenue decreased by $0.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Mobile net revenue represented 48% and 52% of net revenue for the three months ended June 30, 2013 and 2012, respectively. The decrease in Mobile net revenue was mainly attributable to a $0.3 million decrease in Ratable Licenses revenue due to the change in revenue recognition guidance at the beginning of fiscal 2011 and a $0.4 million decrease in Mobile Subscription revenue primarily due to the non-renewal of a large North American mobile handset manufacturer’s monitoring project based on our MDP service.

Mobile net revenue decreased by $2.7 million for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. Mobile net revenue represented 50% and 53% of net revenue for the nine months ended June 30, 2013 and 2012, respectively. The decrease in Mobile net revenue was mainly attributable to a $2.3 million decrease in Ratable License revenue due to the change in revenue recognition guidance at the beginning of fiscal 2011 and a $1.8 million decrease in System Licenses due to fewer DeviceAnywhere licensing agreements in this fiscal year.  These decreases were partially offset by a $1.8 million increase in Maintenance and Support due to an increase in systems under maintenance agreements and increased DemoAnywhere revenue.

No single customer accounted for more than 10% of net revenue in the three and nine month periods ended June 30, 2013 and 2012. No single customer accounted for more than 10% of our net accounts receivable at June 30, 2013. One customer accounted for 12% of our net accounts receivable at September 30, 2012.

International sales, principally in Europe, were approximately 45% and 44% of net revenue for the three and nine months ended June 30, 2013, respectively, and were approximately 43% and 46% of net revenue for the three and nine months ended June 30, 2012, respectively.

Direct Costs of Net Revenue

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Direct costs of revenue —subscriptions and services	$8,068	$7,611	6%	$23,518	$22,424	5%
Direct costs of revenue — systems licenses	$945	$1,215	(22)%	$3,230	$3,687	(12)%

Direct costs of revenue—subscriptions and services is comprised of telecommunication and network fees for our measurement and data collection network, costs for employees and consultants assigned to consulting engagements and to install monitoring and testing systems, depreciation of equipment related to our measurement and data collection network, and costs of supplies.

Direct costs of revenue — subscriptions and services increased $0.5 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and represented 29% of subscription and services revenue for both the three months ended June 30, 2013 and 2012. The increase in direct costs of revenue — subscriptions and services was mainly attributable to additional telecommunication and network fees and equipment expenses due to higher monitoring volume associated with the increased subscriptions revenue and higher consulting costs to deliver engagements.

Direct costs of revenue — subscriptions and services increased $1.1 million for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 and represented 29% and 28% of subscription and services revenue for the nine months ended June 30, 2013 and 2012, respectively. The increase in direct costs of revenue — subscriptions and services was mainly attributable to $0.3 million of additional telecommunication and network fees, $0.7 million of equipment expenses due to higher monitoring volume associated with the increased subscriptions revenue and an increase in personnel costs associated with additional headcount primarily focused on mobile products and services.

Direct costs of revenue — systems licenses include the material and labor costs of systems hardware to be installed as part of a systems license arrangement and related software royalty fees.

Direct costs of revenue — systems licenses decreased $0.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and represented 25% and 28% of systems licenses revenue for the three months ended June 30, 2013 and 2012, respectively. The decrease in direct costs of revenue — systems licenses was due to the lower system licenses revenue as compared to the same quarter of the last fiscal year and a lower hardware component of the systems licenses revenue.

Direct costs of revenue — systems licenses decreased $0.5 million for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012 and represented 26% of systems licenses revenue for both the nine months ended June 30, 2013 and 2012. The decrease in direct costs of revenue — systems licenses was due to the lower system licenses revenue as compared to the same period of the last fiscal year.

Development

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Development	$4,765	$4,754	—%	$14,593	$13,821	6%

Development expenses consist primarily of employee compensation, including stock-based compensation and other benefits, and other costs incurred by our development personnel.

Development costs for the three months ended June 30, 2013 were consistent with the three months ended June 30, 2012. Development costs increased $0.8 million for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The increase was mainly attributable to higher personnel costs primarily focused on mobile products and services.

Operations

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Operations	$3,030	$2,587	17%	$8,774	$7,750	13%

Operations expenses consist primarily of employee compensation, including stock-based compensation and other benefits, for management and technical support personnel. Our operations personnel manage and maintain our field measurement and data collection network; provide basic and extended customer support; and ensure the reliability of our services. Operations expenses increased $0.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase was mainly attributable to $0.2 million of equipment expenses related to our data network to support the higher subscriptions revenue and $0.1 million higher personnel costs to support our data network.

Operations expenses increased $1.0 million for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The increase was mainly attributable to $0.5 million of equipment expenses related to our data network to support the higher subscriptions revenue and $0.2 million of higher personnel costs to support our data network.

Sales and Marketing

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Sales and marketing	$9,895	$9,506	4%	$28,389	$27,518	3%

Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales and marketing personnel, stock-based compensation, lead-referral fees, marketing programs and travel expenses. Sales and marketing expenses increased by $0.4 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily attributable to higher marketing promotion and user conference fees in order to grow Mobile revenue.

Sales and marketing expenses increased by $0.9 million for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.  The increase was mainly attributable to higher personnel costs resulting from additional headcount primarily to grow mobile revenues.

General and Administrative

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
General and administrative	$3,355	$3,525	(5)%	$10,184	$11,106	(8)%

General and administrative expenses consist primarily of employee compensation, including stock-based compensation and other benefits; professional service fees, including accounting, auditing, legal and bank fees; insurance; and other general corporate expenses. General and administrative expenses decreased by $0.2 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily attributable to the lower stock-based compensation due to vesting of RSUs in July 2012.

General and administrative expenses decreased by $0.9 million for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.  This was mainly attributable to $0.6 million lower professional service fees and $0.2 million lower rent expense due to moving the DeviceAnywhere employees into our headquarter building in January 2012.

Transaction Expenses

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Transaction expenses	$1,185	—	100%	$1,185	328	261%

During the third quarter of fiscal 2013, $1.2 million of transaction expenses were incurred in connection with the proposed merger with Thoma Bravo. During the first quarter of fiscal 2012, $0.3 million of transaction expenses were incurred in connection with the acquisition of DeviceAnywhere.

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

Excess Occupancy Income

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Rental income	$(892)	$(788)	13%	$(2,657)	$(2,308)	15%
Related expenses	318	381	(17)%	1,011	1,163	(13)%
Excess occupancy income	$(574)	$(407)	41%	$(1,646)	$(1,145)	44%

Excess occupancy income consists of rental income from the leasing of space not occupied by us in our headquarters building, net of related expenses, which consists of property taxes, insurance, building depreciation, leasing broker fees and tenant improvement amortization. The expenses associated with excess occupancy income are based on the actual square footage available for lease to third parties, which was 75% prior to January 1, 2012 and 65% subsequent to that date. The square footage available for lease to third parties decreased because DeviceAnywhere employees and operations moved into our headquarters building in January 2012. The increase in excess occupancy income for the three and nine months ended June 30, 2013 as compared to the three and nine months ended June 30, 2012 was mainly attributable to renewals of lease agreements with existing tenants at higher per square foot rental rates and annual tenant rent increases per the lease agreements, along with lower depreciation on leasehold improvements related to the building.

Amortization of Identifiable Intangible Assets

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Amortization of identifiable intangible assets — technology	$312	$525	(41)%	$1,220	$1,515	(19)%
Amortization of identifiable intangible assets — other	168	968	(83)%	634	2,747	(77)%
Total amortization of identifiable intangible assets	$480	$1,493	(68)%	$1,854	$4,262	(56)%

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

Amortization of identifiable intangible assets—technology and amortization of identifiable intangible assets—other decreased for the three and nine months ended June 30, 2013 as compared to the three and nine months ended June 30, 2012 as a result of the backlog component of the identifiable intangible assets recorded in connection with the acquisition of DeviceAnywhere being fully amortized over a one year period ending in October 2012 and an identifiable intangible asset related to mobile technology that is incorporated in our subscriptions products and services becoming fully amortized in January 2013.

We review our identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. No events or circumstances were identified in the period ended June 30, 2013 indicating that the carrying amount of these assets may not be recoverable.

Interest Income and Other Income (Expense), Net

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Interest income	$38	$37	3%	$95	$122	(22)%
Other income (expense), net	5	85	(94)%	(128)	48	(367)%
Total	$43	$122	(65)%	$(33)	$170	(119)%

Interest income and other income (expense), net decreased $0.1 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, primarily due to slightly less favorable foreign exchange rates in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Interest income and other income (expense), net decreased $0.2 million for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. Interest income declined slightly due to lower interest rates on invested funds. Other income (expense), net decreased primarily due to slightly less favorable foreign exchange rates in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012.

Benefit (Provision) for Income Taxes

	For the three months ended June 30,			For the nine months ended June 30,
	2013	2012	% Change	2013	2012	% Change
Benefit (provision) for income taxes	$72	$(87)	183%	$(1,896)	$(1,884)	(1)%

Our effective tax rate for the three months ended June 30, 2013 and 2012 was (76) %, or a benefit, and 76%, respectively. The rate for the three months ended June 30, 2013 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings, enacted tax rates, benefit from Federal research and development credit, and our approximately breakeven income before taxes resulting in the provision having a larger rate impact.  The rate for the three months ended June 30, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and our approximately breakeven income before taxes resulting in the provision having a larger rate impact.

Our effective tax rate for the nine months ended June 30, 2013 and 2012 was 44% and 30%, respectively. The rate for the nine months ended June 30, 2013 differs from the 35% United States federal statutory rate due in part to the relative mix of foreign and domestic earnings and enacted tax rates.  Additionally, the effective tax rate was higher than the statutory rate by 11% due to recording the effects of Section 162(m) limitations on deferred tax assets that should have been recorded in fiscal 2011 and 2012.  This was partially offset by the benefit due to The American Taxpayer Relief Act of 2012 becaming law on January 2, 2013 and extending the research credit to December 31, 2013.  The extension of the research credit was retroactive and included amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, we recognized a benefit of approximately $0.6 million for qualifying amounts incurred during fiscal 2012. The rate for the nine months ended June 30, 2012 differs from the 35% United States federal statutory rate primarily due to the relative mix of foreign and domestic earnings, enacted tax rates, and the fact that the change in estimated fair value of acquisition-related contingent consideration is a non-taxable, discrete transaction in that period.

Stock based Compensation Expense

Stock-based compensation expense, which is included in total costs and expenses by category decreased $0.7 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and was mainly attributable to the fully vesting of 2009 granted RSUs in July 2012, to less RSUs granted in the period, and to certain executives departing. Stock-based compensation expense decreased $1.1 million for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012 primarily due to the fully vesting of 2009 granted RSUs in July 2012, to less RSUs granted in the period, and to certain executives departing.

Stock-based compensation related to employee stock options, RSUs and employee stock purchase rights was reflected in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Direct costs of revenue —subscriptions and services	$157	$204	$398	$573
Development	32	387	595	1,067
Operations	132	151	414	454
Sales and marketing	408	588	1,211	1,538
General and administrative	242	379	894	949
Total	$971	$1,709	$3,512	$4,581

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

Non-GAAP Net Income and Non-GAAP Net Income Per Share

Non-GAAP net income is calculated by adjusting GAAP net income (loss) for the provision (benefit) for income taxes, cash taxes paid (net of refunds), stock-based compensation expense, amortization of purchased intangibles, and any unusual items. Cash taxes paid (net of refunds) consists of payments made to tax authorities less any refunds received from tax authorities related to income taxes. In the three months ended June 30, 2013, the $1.2 million of expenses associated with the announced acquisition by Thoma Bravo were considered an unusual item. In the three months ended December 31, 2011, the $2.0 million change in fair value of acquisition-related contingent consideration and the $0.3 million of expenses associated with the acquisition of DeviceAnywhere were considered unusual items. Non-GAAP net income per share is calculated by dividing Non-GAAP net income by the weighted average number of diluted shares outstanding for the period. The following table details our calculation (and reconciliation to GAAP) of non-GAAP net income and non-GAAP net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
GAAP net income	$167	$27	$2,433	$4,482
Stock-based compensation	971	1,709	3,512	4,581
Amortization of intangible assets — technology	312	525	1,220	1,515
Amortization of intangible assets — other	168	968	634	2,747
Provision (benefit) for income taxes	(72)	87	1,896	1,884
Transaction expenses	1,185	—	1,185	328
Change in fair value of acquisition-related contingent consideration	—	—	—	(2,000)
Cash taxes paid (net of refunds)	42	(61)	(335)	(81)
Non-GAAP net income	$2,773	$3,255	$10,545	$13,456
Weighted average diluted common shares outstanding	18,597	18,335	18,560	18,485
Non-GAAP net income per share	$0.15	$0.18	$0.57	$0.73

Adjusted EBITDA

Adjusted EBITDA is defined as earnings before interest income, provision (benefit) for income taxes, stock-based compensation, depreciation, amortization of purchased intangibles, other income (expense), net and any unusual items. In the three months ended June 30, 2013, the $1.2 million of expenses associated with the announced acquisition by Thoma Bravo were considered an unusual item. In the three months ended December 31, 2011, the $2.0 million change in fair value of acquisition-related contingent consideration and the $0.3 million of expenses associated with the acquisition of DeviceAnywhere were considered unusual items. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of net revenues. The following table details our calculation (and reconciliation to GAAP) of Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
GAAP net income	$167	$27	$2,433	$4,482
Stock-based compensation	971	1,709	3,512	4,581
Amortization of intangible assets — technology	312	525	1,220	1,515
Amortization of intangible assets — other	168	968	634	2,747
Depreciation	1,537	1,414	4,510	4,118
Provision (benefit) for income taxes	(72)	87	1,896	1,884
Transaction Expenses	1,185	—	1,185	328
Change in fair value of acquisition-related contingent consideration	—	—	—	(2,000)
Interest income and other income (expense), net	(43)	(122)	33	(170)
Adjusted EBITDA	$4,225	$4,608	$15,423	$17,485
Adjusted EBITDA Margin	14%	15%	16%	19%

Free Cash Flow

Free cash flow is defined as cash flow from operations less cash used to purchase property, equipment and software. The following table details our calculation (and reconciliation to GAAP) of free cash flow:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Cash flow provided by operations	$5,580	$5,046	$15,255	$11,162
Purchases of property, equipment and software	(1,641)	(1,410)	(4,364)	(4,657)
Free cash flow	$3,939	$3,636	$10,891	$6,505

Liquidity and Capital Resources

	June 30, 2013	September 30, 2012
Cash, cash equivalents and short-term investments	$61,334	$49,939
Accounts receivable, net	$17,857	$17,395
Working capital	$58,574	$48,846
Days sales outstanding (DSO) for the three months ended (a)	52	53

(a)     DSO is calculated as: (ending net accounts receivable / net revenue for the three month period) multiplied by number of days in the period.

Days sales outstanding remained consistent from September 30, 2012 to June 30, 2013. During the period, our customers’ payment history remained consistent with prior periods and contractual payment terms. During recent periods, our customers have requested longer payment terms. We expect this trend towards longer terms to continue.

	Nine Months Ended June 30,
	2013	2012
Cash provided by operating activities	$15,255	$11,162
Cash used in investing activities	$(15,320)	$(67,967)
Cash provided by (used in) financing activities	$530	$(1,536)

As of June 30, 2013, we had $29.5 million in cash and cash equivalents and $31.8 million in short-term investments, for a total of $61.3 million. Cash and cash equivalents consist of highly liquid investments held at major banks, money market funds and other investments with original maturities of three months or less. Short-term investments consist of investments with original maturities longer than three months, including commercial paper and investment-grade corporate and government debt securities with Moody’s ratings of A3 or better. As of June 30, 2013, $47.0 million of our cash, cash equivalents and short-term investments was held in the United States. The remainder of our cash, cash equivalents and short-term investments was held in foreign financial institutions, primarily in Germany, by our subsidiaries. If these foreign cash, cash equivalents and short-term investments are distributed to the United States in the form of dividends or otherwise, we may be subject to additional United States income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash provided by operating activities

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, accounts receivable collections, and the timing and amount of tax and other payments.

Our largest source of operating cash flow is cash collections from our customers. Payments from subscription services customers are generally collected either at the beginning of the subscription period or monthly during the life of the subscription period. Payments for our systems licenses are generally collected at or after delivery of the hardware and software. Payments for our engagement services are generally collected at the completion of the service period or as milestones are completed. Our primary use of cash from operating activities, are for personnel related expenditures, measurement and data collection infrastructure costs, insurance, professional services, regulatory compliance and other expenses associated with operating our business.

For the nine months ended June 30, 2013, net cash provided by operating activities was $15.3 million. Net cash provided was mainly due to net income of $2.4 million, adjusted for $11.9 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $0.9 million net change in operating assets and liabilities. The non-cash adjustments consist primarily of depreciation, amortization, stock-based compensation expense, changes in bad debt and billing reserves, deferred tax expenses and amortization of debt instruments purchase discount or premium. The net change in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $1.7 million primarly due to the merger transaction expenses of $1.2 million, partially offset by an increase in accounts receivable of $0.7 million as a result of higher customer billings in the quarter.

Cash used in investing activities

Cash flows related to investing activities consist primarily of purchases, sales and maturities of investments and purchases of property, equipment and software to support our growth, to expand and improve our monitoring infrastructure and to make tenant improvements associated with space we lease in our headquarters building.

Net cash used in investing activities was $15.3 million for the nine months ended June 30, 2013 consisting of $4.4 million of purchases of property, equipment and software and $33.2 million short-term investments purchases, offset by $22.3 million of proceeds from the sale and maturity of short-term investments.

Cash provided by (used in) financing activities

Cash flows from financing activities primarily relate to payments of common stock dividends and proceeds received from the issuance of common stock under our employee stock option plan and employee stock purchase plan.

For the nine months ended June 30, 2013, net cash provided by financing activities was $0.5 million primarily due to $4.0 million of proceeds from the issuance of common stock, offset by the payment of common stock dividends in the amount of $3.5 million.  Our merger agreement with Thoma Bravo prohibits us from paying dividends to our stockholders during the pendency of the proposed merger.

Commitments

As of June 30, 2013, our principal commitments consisted of $2.2 million in real property and equipment operating leases. These leases expire at various times through June 2018. Additionally, we had $0.9 million of contingent commitments to bandwidth and co-location providers. These contingent commitments have a remaining term of up to twenty-two months and become due if we terminate any of these agreements prior to their expiration. At present, we do not intend to terminate any of these agreements prior to their expiration. We expect to continue to purchase equipment and other assets to support our growth.

As of June 30, 2013, we have outstanding guarantees totaling $0.2 million to customers and vendors of one of our foreign subsidiaries. These guarantees can only be executed upon agreement by both the customer or vendor and us. These guarantees were secured by a $1.3 million unsecured line of credit.

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

Foreign Currency Fluctuations. While a significant portion of our revenue and a majority of our expenses are transacted in United States dollars, we operate internationally and are exposed to potentially adverse movements in foreign currency rate changes. Specifically, we enter into revenue and expense transactions denominated in other currencies, primarily the Euro and the British Pound. As a result, our United States dollar earnings and net cash flows from international operations may be adversely affected by changes in foreign currency exchange rates. Net foreign exchange transaction gains (losses), included in “Other income (expense), net” in the accompanying condensed consolidated statements of operations, are primarily due to fluctuations in the Euro and the British Pound and are a loss of $128,000 and a gain of $52,000 in the nine months ended June 30, 2013 and 2012, respectively. We currently do not hedge or enter into currency exchange contracts against foreign currency exposures.

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

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the nine months ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On December 4, 2012, Qexez, LLC, a non-practicing entity, filed a complaint against us in the Eastern District of Texas alleging that our technology infringes U.S. patent number 7,596,373. This entity is the assignee of this patent. We were served and filed a motion to dismiss and motion to strike.  In response, Plaintiff filed an amended complaint.  The amended complaint seeks an unspecified amount of damages and injunctive relief. We have answered the amended complaint, denying the allegations.  Due to the preliminary nature of this litigation, we are unable to determine the likelihood of an unfavorable outcome against us and are unable to reasonably estimate a range of loss, if any.

On June 27, 2013, a suit entitled Telker v. Keynote Systems, Inc., et al., Case No. CIV 52260, and, on July 3, 2013, a suit entitled Satyanaryana Gunda v. Keynote Systems, Inc., et al, Case No. CIV 522675, were filed in the Superior Court of the State of California for San Mateo County. In addition, on July 2, 2013, a suit entitled Ruffner v. Keynote Systems, Inc., et al., Civil Action No. 8699, and, on July 9, 2013, a suit entitled Vladimir v. Keynote Systems, Inc., et al., Civil Action No. 8710, were filed in the Court of Chancery of the State of Delaware. All four of the suits challenge our proposed merger with Thoma Bravo. Each is a putative class action filed on behalf of our stockholders and name as defendants us, our directors, and Thoma Bravo. The suits allege that the individual defendants breached their fiduciary duty by failing to maximize stockholder value in negotiating and approving the merger agreement. Each of the suits also alleges that Thoma Bravo aided and abetted the alleged breaches of fiduciary duties. The suits seek, among other relief, declaratory and injunctive relief enjoining the merger. Due to the preliminary nature of these allegations, we are unable to determine the likelihood of unfavorable outcomes against us and are unable to reasonably estimate a range of loss, if any. An adverse judgment for monetary damages could have an adverse effect on our operations and liquidity. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger.

We are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters — consisting of the fees and costs that are required for a litigation matter from its commencement to final disposition or settlement — will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. No amount has been accrued as of June 30, 2013 since we believe that our liability, if any, is not probable and cannot be reasonably estimated.

Warranties

Our products are generally warranted to perform for a period of one year. In the event there is a failure of such products, we generally are obliged to correct or replace the product to conform to the warranty provision. No amount has been accrued for warranty obligations as of June 30, 2013, as costs to replace or correct are generally reimbursable under the manufacturer’s warranty.

Indemnification

We do not generally indemnify our customers against legal claims that our services infringe third-party intellectual property rights. Other agreements entered into by us may include indemnification provisions that could subject us to costs and/or damages in the event of an infringement claim against us or an indemnified third-party. However, we have never been a party to an infringement claim and we are not aware of any liability related to any infringement claims subject to indemnification. As such, no amount is accrued for infringement claims as of June 30, 2013.  We have also agreed to indemnify our officers and directors pursuant to our standard form of indemnification agreement.

Item 1A. Risk Factors

The announcement and pendency of our proposed merger could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed acquisition of us by Thoma Bravo could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, partners and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction. We could also potentially lose customers or suppliers, new customer or supplier contracts could be delayed or decreased and we may have difficulty in hiring new key employees. We also face litigation in connection with the transaction which could cause us to incur increased expenses to defend these claims.  In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.

We are also subject to restrictions, without the consent of Thoma Bravo, on the conduct of our business prior to the consummation of the merger as provided in the merger agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

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

Our results of operations could vary significantly from quarter to quarter. If revenue or other financial results fall below ours or investor expectations, we may not be able to increase our revenue or reduce our spending rapidly in response to the shortfall. Other factors that could affect our quarterly operating results include those described below and elsewhere in this report:

•                 Timing of the closing and the incurrence of expenses incurred in connection the merger transaction with Thoma Bravo;

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

•                  The timing and amount, if any, of impairment charges related to goodwill and acquired tangible and intangible assets; and

•                  The cost associated with and the integration of any other acquisitions or divestures.

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

Our primary exposure to movements in foreign currency exchange rates relate mainly to non-United States dollar denominated sales and cash balances in Europe, as well as non-United States dollar denominated operating expenses incurred throughout the world. As was the case in fiscal 2012, volatility of foreign currencies relative to the United States dollar may adversely affect the United States dollar value of our foreign currency-denominated cash, sales, expenses and earnings.

International sales were approximately 44% and 46% of our net revenue for the nine months ended June 30, 2013 and 2012, respectively. We expect to continue to commit significant resources to our international activities. Economic conditions in Europe are currently challenging and it is possible that revenues from European customers could be adversely affected in future periods. Conducting international operations also subjects us to risks we do not face in the United States, including:

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

Revenue from our mobile cloud products and services was $46.8 million, or 50% of total revenue, for the nine months ended June 30, 2013. Future growth for these products and services could be adversely affected by a number of factors, including, but not limited to, the difficulty in predicting demand; customer acceptance of installed systems licenses; the variability of timing and amount of systems licenses arrangements; the usage levels by our customers of mobile subscriptions; developing products responsive to the rapidly changing technology in the mobile market; currency rate fluctuations; global economic conditions; and our ability to successfully compete against current or new competitors in this market. These products and services are typically purchased by large telecommunication network providers and enterprise customers that can have longer sales and acceptance cycles. Our business and our operating results could be harmed if we experience delays in acceptance of systems or declines in revenue from our mobile cloud products and services.

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

Our operations and performance depend significantly on global economic conditions, especially in the United States and Europe. Uncertainty about current global economic conditions poses a risk as consumers and businesses have reduced and may continue to reduce spending in response to negative financial news, legislative issues such as the debt ceiling, spending reductions and income tax rates, a decline in consumer confidence, quantitative easing of the monetary supply, and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. A decrease in consumer and mobile demand also could have a variety of negative effects on our customers’ demand for our products and services. Other factors that could influence demand include labor and healthcare costs, access to credit, the housing markets effect on consumer confidence, and other macroeconomic factors affecting spending behavior. These and other economic factors could have a material adverse effect on our financial results, and in certain cases, may reduce our revenue, increase our costs, and lower our gross margin percentage, or require us to recognize impairment charges against our assets. In addition, real estate values across the United States have been adversely affected by the global economic downturn and tighter credit conditions, and we cannot assure you that the value of our building will not be affected by these or future conditions.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer could harm our operating results.

Our ten largest customers accounted for approximately 29% of our net revenue for the nine months ended June 30, 2013. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce the usage of our products and services and, therefore, continue to generate revenue in any future period. In addition, our customers may generally terminate their contract at any time with little or no penalty. If we lose a major customer or group of customers, our revenue could decline.

We have incurred in the past and may, in the future, incur losses, and we may not sustain profitability.

While we have been profitable in recent years, we have incurred losses in prior fiscal years. As of June 30, 2013, we had an accumulated deficit of $79.9 million. If we are not able to maintain or increase our revenue, it may be difficult to sustain profitability. As of June 30, 2013, we had $7.2 million of net identifiable intangible assets and $110.7 million of goodwill. Annually we test our goodwill for impairment. Identifiable intangible assets are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it could indicate a decline in our value and could require us to record impairment charges against our goodwill and identifiable intangible assets. In addition, we have deferred tax assets which may not be fully realized, which may contribute to additional losses. As a result of these and other conditions, we may not be able to sustain profitability in the future.

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

Engagement services revenue represented approximately 10% of net revenue for the nine months ended June 30, 2013. The market for these professional services is very competitive, and we have experienced a decline in this revenue in recent periods. Each engagement typically spans a short period of time and, therefore, it is more difficult for us to predict the amount of engagement services revenue that will be recognized in any particular quarter.   We will need to successfully market these services in order to maintain or increase engagement services revenue. There are many experienced firms that offer computer network and Internet-related consulting services. These consulting services providers include consulting companies, such as Accenture, as well as consulting divisions of large technology companies, such as IBM. Because this area is very competitive, and we have limited resources dedicated to delivering engagement services, we may not succeed in selling and delivering these services.

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

The stock market in recent years has experienced significant price and volume fluctuations, and has recently experienced substantial volatility that has affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of public companies. The market for our common stock has been subject to similar fluctuations. Factors such as fluctuations in our operating results, analyst expectations and recommendations, announcements of events affecting other companies in the technology industry, currency fluctuations and general market events and conditions may cause the market price of our common stock to decline. If our transaction with Thoma Bravo does not close, we could face volatility in our common stock price.  Because of our relatively low trading volume, and the fact that we only have 18.5 million shares outstanding at June 30, 2013, our stock price could be more volatile than companies with higher trading volumes and larger numbers of shares available for trading in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
2.1	Agreement and Plan of Merger, dated as of June 23, 2013, by and among the Company, Hawaii Parent Corp. and Hawaii Merger Corp.	8-K	000-27241	6/24/2013	2.1
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101*

The following materials from Keynote’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Mateo, State of California, on this 6th day of August 2013.

KEYNOTE SYSTEMS, INC.

By:	/s/ UMANG GUPTA
Umang Gupta
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CURTIS H. SMITH
Curtis H. Smith
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DAVID F. PETERSON
David F. Peterson
Chief Accounting Officer
(Principal Accounting Officer)